Form 10KSB
period 1995-12-31
AMERICAN DIVERSIFIED GROUP INC
filed 1996-08-13
CIK 919742

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-KSB


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
        For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from                 to
                                        -------------      -------------
Commission file number: 0-23532

                       AMERICAN DIVERSIFIED GROUP, INC.
        ---------------------------------------------------------------

              NEVADA                                86-0359523
  --------------------------------      --------------------------------
  (State or Other Jurisdiction                   (IRS Employer
       of Incorporation)                       Identification No.)


              501 South Dixie Highway, West Palm Beach, FL 33401
- --------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (407) 832-5208
                             ---------------------
                           Issuer's telephone number

Securities registered under Section 12 (b) of the Exchange Act: none
                                                                ----
                               (Title of class)

Securities registered under Section 12(g) of the Exchange Act common stock, par value $.001
                     -------------------------------------
                               (Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the Issuer was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days.

                              Yes        No   xx
                                  ------    ------

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

          The Issuer had no revenues for its most recent fiscal year. The aggregate market vale of the voting stock held by non-affiliates(*) of the Issuer based on the average bid and asked prices of $.17 and $.185 respectively, of such common stock as of July 31, 1996 is $9,168,346, based upon an average of $.178 multiplied by 51,507,560 shares of common stock as of July 31, 1996 held by non-affiliates. As of July 31, 1996, the Issuer had a total of 54.962,560 shares of common stock, par value $.001 outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
          There are no documents incorporated by reference in this report on Form 10-KSB except for certain previously filed exhibits identified in Part III,
Item 13, hereof.

(*) Affiliates for the purposes of this Item refer to the officers, directors and/or persons or firms owning 5% or more of the Company's common stock, both record and beneficially.

                                 Page 1 of 25.

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Background
- ----------

          American Diversified Group, Inc., a Nevada corporation (the "Company"), was incorporated under the laws of the State of Nevada as Terra West Homes, Inc. on January 16, 1979. In October, 1991, the Company changed its name to Gerard Enterprises, Ltd. and in November, 1991, changed its name to Tera West Ventures, Inc. On March 15 1995, the Company's name was changed to American Diversified Group, Inc. in contemplation of the planned acquisition of American Diversified Medical Corporation ("ADMC"), which transaction was terminated as discussed below.

          At December 31, 1994, the Company, which was then known as Tera West Ventures, Inc., owned approximately 70% of the outstanding common stock of Aimrite Systems International, Inc. ("Aimrite"). Aimrite owned patents and technology covering computer-controlled shock absorber and air suspension systems. On March 28, 1995, Kenneth Coleman, the President of Aimrite and former president of Tera West Ventures, Inc., repurchased the Company's interest in Aimrite. As a result of the repurchase by Mr. Coleman, assets previously reflected on the Company's Annual Report of Form 10-KSB for its fiscal year ended December 31, 1994, in the amount of $4,200,000 were removed from the Company's balance sheet, a loss of approximately $2,500,000 was recognized and the loss and reduction was duly reported in the Form 10-QSB for the three month period ended March 31, 1995. See Item 7, Financial Statements and Notes thereto with respect to this transaction, and the fact that Mr. Coleman retained certain of the shares previously issued in the acquisition upon his repurchase of Aimrite.

          Following the exercise by Mr. Coleman of the repurchase option, the Company determined to enter into an acquisition agreement involving the purchase of ADMC. However, as a condition precedent to the formal closing of this acquisition, ADMC had to satisfy its representation to the Company that it had net worth of $2,000,000 at the date of closing. As a result of ADMC's failure to satisfy such net worth requirement, the closing of this acquisition was terminated with a rescission and settlement that resulted in the cancellation of 8,530,000 of the restricted shares of the Company's common stock that had been issued to ADMC's stockholder, Ameril Corp., in contemplation of the closing. See
Item 7, Financial Statements and Notes with respect to further disclosure regarding this transaction and its cancellation.

          As part of the determination to terminate the ADMC acquisition, the Company entered into a consulting agreement with Andrew Montero pursuant to which Montero agreed to identify potential joint venture or acquisition candidates for the Company to pursue business opportunities and provide other services to the Company. In consideration for the consulting services, The Company issued to Montero 1,200,000 shares which were included in the December 13, 1995 registration statement on Form S-8. As part of his services to The Company, Montero was instrumental in negotiating the termination of the agreement to acquire ADMC and the cancellation and physical return of the above referenced shares to the transfer agent.

          Following the termination of the acquisition agreement regarding ADMC, the Company continued to investigate several opportunities in the medical products field, including the distribution of blood products and blood derivatives, known as Human Serum Albumin (HSA) and test kits to test Cholera, Gonorrhea, Strep and Syphilis (the "Test Kits"). Thereafter, the Company sought to market such products, principally in Mexico and South America; and also contemplated the potential of establishing a research or commercial laboratory; and the purchase and resale of used medical equipment. To that end, the Company entered into several consulting agreements for the purpose of seeking out potential businesses and operations in medical and other fields. The discussion that follows may be deemed "Subsequent Events", because they largely occurred after the Company's fiscal year end, and were part of the Company's continuing efforts to become an operating entity after the termination of the agreement with ADMC/Ameril and the withdrawal of Aimrite by Kenneth Coleman.

Subsequent Events; Consulting Agreements; Recent Business Developments
- ----------------------------------------------------------------------

          While the Company is well aware that the market for medical products is extremely competitive. ADGI believes that it can compete successfully on the basis of price, with respect to certain products, and as a result of its unique marketing niche gained from its agreement to purchase of United Biomedical, Inc., a Florida corporation ("UBI"), and perhaps more importantly, as a result of its agreements with Emerging Trends Linkages Corp., a New York corporation ("ETLC"), which has provided the Company with the ability to market its products in Africa and has given the Company the opportunity to increase its product line to include generic drugs and vitamins. These products are becoming increasingly in demand in third world countries, where price, rather than brand name has become critical. ADGI does not have the resources of many of its competitors and is a newcomer to the industry, but the Company believes that ADGI has an opportunity to compete in Mexico, Central and South America and West and Central Africa. However, as ADGI develops further with a goal of becoming a diversified medical products and services company, its business may well become subject to government regulation in each country in which ADGI sells medical products or engages in any medical activity, which could have a material adverse affect upon the Company if it lacks the resources, including personnel and financial, to secure necessary approvals.

          As further effort to pursue operations, the Company, in 1995, commenced a relationship with UBI, which also had a business relationship with AVIX in Mexico, totally unrelated to the operations and proposed operations of the Company. UBI has available sources for HSA. The Company's 1995 UBI Agreement granted the Company the right to distribute in Mexico a DNA Analyzer, which is an instrument designed to accurately measure the DNA content in cancer cells in human cancer patients. Prior to the Company's acquisition of these rights, DNA Analyzers were sold by unaffiliated persons to hospitals in Italy, France, Germany as well as the United States. The Company through fiscal 1995, and to date has not generated any revenues from DNA Analyzers and no assurance can be given that any revenues will be generated from such rights.

          On February 20, 1996, The Company entered into a consulting agreement with UBI pursuant to which it issued to UBI 2.5 million shares of common stock which were included in a registration statement on Form S-8 under the Act, which registration statement incorporated by reference in Item 7 below. Such shares were issued to UBI in consideration for UBI's providing the Company with consulting services including providing introduction and contacts in obtaining rights similar to those granted by Prison Telemedicine, Inc., a corporation formed by Dr. Jerry T. Thornthwaite and Dr. Jerrold R. Hinton to Systems of Excellence, Inc., a public company which has been engaged in the business of marketing telemedicine program rights for use by the Division of Corrections for the State of Florida. The Company is exploring rights to market the telemedicine program in Mexico, but has not yet generated any revenues from its consulting agreement or the subsequent purchase agreement with UBI with respect to the rights to the telemedicine program. Further, while the Company has been assigned UBI's receivables with respect to HSA and test kits, as set forth in the attached exhibit, The Company has not yet generated revenues therefrom, although it reasonably expects that it shall in the near future. Further, the Company believes that with its access to supply of HSA, which were developed by UBI with the assistance of AVIX International Pharmaceutical Corp., a consultant to the Company ("AVIX"), and access to Test Kits, that its receivables will be collected and that it shall in the future generate sales of medical products, including Test Kits and HSA.

          The Company entered into a purchase agreement dated June 16, 1996, to acquire United Biomedical Inc., 7880 SW 139th Terrace, Miami, FL 33158 ("UBI"), which has been engaged in the business of marketing, sale and distribution of a blood derivative product, Human Serum Albumin (HSA), as well as FDA approved Test Kits for testing Cholera, Syphilis, Gonorrhea and Strep in human subjects, and related medical products business. In connection with the purchase agreement, a copy of which was attached to the Company's Report on Form 8-K, dated July 16, 1996, the Company shall acquire 100% of

UBI's capital stock, and thereby acquire: the rights to market HSA in Central and South America; the source agreement that UBI possessed with respect to HSA; the assignment of UBI's non-exclusive marketing agreement in Mexico for DNA Analyzer; the assignment of representation, distribution and marketing agreements between UBI and: Probifasa, S.A. DE C.V.-Mexico; American Entrepreneur Corporation-Brazil; Chembiomed Comercio E. Representacoes LTDA-Brazil; Hampton Roberts International-Ecuador, Peru, Argentina, Bolivia and Columbia; assignment of all orders and/or receivables for HSA and cholera Test Kits that UBI has in the above countries, as set forth in the purchase agreement; and laboratory equipment of UBI purchased by UBI from Life Medical, Inc.; and the Company assumed UBI's rental obligation on its Suburban Medical Center of $600 per month.

          In consideration for the purchase agreement, the Company agreed to register 2,300,000 restricted shares of ADGI common stock that had previously been issued to UBI in return for certain licensing and marketing rights to market and sell HSA and the FDA approved test kits, which registration shall be on Form S-1 under the Act. It is impracticable for the Company to file the financial statements of UBI at the date of this report, but the Company shall file a report on Form 8 as soon as such financial statements are available, which it anticipates within thirty (30) days. Jerrold Hinton, President of the Company, was an officer of UBI from 1992 through early 1995. During 1992 through 1994, Mr. Hinton was owed salary which was accrued but unpaid during such period. Such accrued but unpaid salary was paid by UBI in 1996 from the proceeds of its sale of securities issued in connection with the Registration Statement on Form S-8 dated February 29, 1996. In connection with the purchase of UBI, the Company and Dr. Thornthwaite have agreed to enter into an employment agreement.

          The Company in fiscal 1995, entered into a consulting agreement with Leonard Cohen and Elliot Bauer, the two principals of AVIX International Pharmaceutical Corp., a New York corporation ("AVIX").and on January 15, 1996, entered into a further consulting agreement with AVIX, to perform additional services for the Company. Pursuant to the initial agreement, AVIX, through its contacts in China and the Far East, and elsewhere, has continued to endeavor to secure for the Company further source manufacturers for Human Serum Albumin ("HSA"). HSA is a product that is widely regarded short supply internationally, and is comprised of the serum component of whole blood. HSA is commonly used in accidents, as well as in operations and warfare conditions where there is a significant loss of blood, and where HSA serves as a short-term blood substitute which prevents shock. In addition, HSA does not require refrigeration and therefore is well suited to the climates in Central and South American, as well as in Africa, where refrigeration is not readily available in outlying areas, outside of urban centers. AVIX also advanced to the Company the sum of $50,000 pursuant to a convertible promissory note, in the form attached to this Report as an exhibit, to assist the Company in its cash flow. See "MANAGEMENT'S PLAN OF OPERATION". The Company also entered into two consulting agreements with AVIX International Pharmaceutical Corp. (AVIX) and its principals. In the initial agreement, AVIX's principals agreed to provide services: to identify pharmaceutical companies to engage in joint ventures with the Company; seek approvals for product sale in foreign countries; and introduce the Company to public relations and investment banking firms. AVIX introduced ETLC to the Company. In the second, AVIX provided services in development, manufacturing, and marketing of medically products outside of the United States including HSA and developed sources for HSA. AVIX also secured for the Company a supply for HSA directly from a factory in China at a time when HSA was in short supply or was otherwise temporarily unavailable though UBI's previous supplier. In addition, to the arrangement AVIX has made from the HSA supply directly from that manufactured in China, AVIX has recently introduced the Company to Hemo Biologics International, Inc. of Ft. Lauderdale, FL. Hemo Biologics' source is another manufacturer in China, and therefore the Company believes that it has successfully developed alternative supplies in the event that any one supplier shall have a temporary shortfall, as has occurred from time to time in the past.

          As further service to the Company, AVIX has made the introduction and incurred all initial expenses in connection with the introduction to the Company of Ms. Judy Grossman, a specialist in corporate restructuring, mergers and acquisitions, and refinancing of public companies. Ms. Grossman has provided continued services to the Company in evaluating the nature and amount of consideration that the Company should pay if it determines to consummate the arrangement with Aptek. Ms. Grossman has also assisted the Company in evaluating ISS, and has consulted the Company regarding the expansion of its contractual arrangements with UBI, including the acquisition of the telemedicine program rights.

          AVIX and its principals were issued a total of ,500,000 shares which were included in registration statements on Form S-8, one for 1 million shares to each of Messrs. Cohen and Bauer, dated December 13, 1995 and the other for 6,500,000 shares dated February 29, 1996, which included 1,300,000 shares which were issued to and registered for Diversified Corporate Consulting Group L.C., a financial public relations firm, which AVIX engaged in furtherance of AVIX's obligation to secure for the Company a corporate and financial public relations firm to assist in the promotion of the Company and its principal business endeavors, which involve medical related products. Both such registration statements are incorporated by reference in Item 7 below.

          Pursuant to the latter agreement with AVIX referenced above, in or about January, 1996, AVIX introduced the Company to Emerging Trends Linkages Corp., a New York corporation ("ETLC"), and assisted in the negotiations between ETLC and the Company for the purpose of entering into a consulting agreement with ETLC, which efforts by AVIX were instrumental in the Company's ability to finalize a definitive agreement with ETLC dated as of February 12, 1996.

          In consideration for the February 12, 1996 agreement with ETLC, the Company issued 600,000 shares to ETLC and granted ETLC and option to acquire 900,000 shares, for a price that was adjusted to $.18 per share. These shares and the shares underlying the option were registered in the Company's registration statement on Form S-8 filed with the Commission on February 29, 1996. This option may be deemed as ETLC's payment for the rights to market the Company's products within its territory. ETLC paid the Company $81,000 or the exercise of the option for 450,000 shares. This agreement was amended in May 31, 1996, to also provide for the sale by ETLC, on behalf of the Company, of Test Kits for Strep, Cholera, Syphilis, and Gonorrhea. In connection with this amendment, additional consideration of 1,500,000 shares was agreed to be issued to ETLC, which shares are to be registered in a registration statement on Form S-1, to be filed under the Securities Act of 1933, as amended (the "Act").

          On August 5, 1996, following verbal confirmation from ETLC that orders for HSA and Test Kits were imminent, ETLC transmitted to the Company two purchase orders that ETLC received from the Central Pharmacy for the Republic of Guinea for the following: a purchase order for $200,000 in HSA and Test Kits, which products are presently in the Company's product line, and for which it has supply available; and an order for a minimum of $500,000 and a maximum of $1,000,000 for generic drugs and vitamins. The Company has undertaken to contract with third party manufacturers and/or suppliers of generic drugs and vitamins to fulfill this order, and believes that it will be able to fill the order from one or more sources at terms and conditions satisfactory to the Company.. Both purchase orders contemplate shipment commencing in or about September, 1996 and continuing to completion within twelve months. ETLC has assigned to the Company both of these purchase orders. The Company believes, based upon information from ETLC, that further orders will result on or prior to the fulfillment of these initial purchase orders.

          The Company and ETLC have also negotiated for added consideration in the form of registered shares to be included in the contemplated Form S-1 registration statement, based upon ETLC's receipt on behalf of the Company of the purchase order for generic drugs and vitamins, which order was beyond the scope of the initial and amended agreements, and provides for the sale of products by the Company that are not currently within its product line. Nevertheless, the Company firmly believes that it will be able to supply such generic drugs and vitamins at prices that shall permit the Company to generate a profit. The amount of such consideration shall be reported on a Form 8-K as soon as such consideration and a final agreement are concluded with ETLC.

          The Company has entered into letter of intent, a copy of which is attached, with respect to acquisition of Aptek Communications Products, Inc. ("Aptek"), a computer company owned by Gerard Haryman, who has also been a director of The Company since January, 1996. In contemplation of the business arrangement with Aptek, the Company moved into the corporate offices of Aptek, which occupies 6,000 square feet of office and warehouse space at 501 South Dixie Highway, West Palm Beach, FL 33480. In connection with this proposed acquisition, The Company engaged Denise Valentini, Palm Beach, FL, as a consultant to prepare a business valuation and valuation of the inventory of Aptek, among other services to the Company, which other services include identifying potential acquisition candidates and product lines, especially in the areas of the Far East where consultant has extensive contacts.. The consultant was issued 2,250,000 shares of common stock which were included in the Form S-8 registration statement. The Company is currently reviewing the valuations of Aptek for the purpose of determining the consideration that it shall pay, which shall consist of restricted shares of ADGI, to be issued to Gerard Haryman, in connection with the acquisition of Aptek. It is presently contemplated that the restricted shares, if issued, will be included for registration in the Company's contemplated registration statement on Form S-1.

          Mr. Haryman shall not vote, but rather shall abstain, from any determination to merge and the amount of shares to be issued in consideration of the merger, assuming that the Board of Directors votes to acquire Aptek. It is presently contemplated that the total number of shares to be issued beyond a certain minimum level, shall be contingent upon certain levels of sales, and other conditions that have not yet been determined with certainty. the Company shall file a periodic report on Form 8-K upon any determination with respect to the acquisition of Aptek, including approval of said acquisition, the consideration to be paid and the timing of such consideration and issuance of shares. Ms. Valentini, because of her international background, has continued to provide services to the Company with respect to potential acquisitions and developing out-sourcing suppliers, particularly with respect to possible providers of generic drug and vitamin suppliers, to enhance the Company's product line for its new markets in West Africa and elsewhere, as part of her consulting agreement and continuing services to the Company.

          The Company has also entered into purchase agreement with Imaging Systems Synergies Inc. ("ISS"), with offices located at North Miami Beach, FL. ISS is an Internet gateway provider and an ISP provider, using satellite technology VSDT earth station for global communication services. ISS currently has satellite systems in Wisconsin and Illinois. The negotiations contemplate the acquisition of ISS for an aggregate of 3.6 million restricted shares of ADGI, and certain interim cash funding from ADGI in the amount of up to $200,000. Upon the closing of the agreement with ISS, following the completion of all due diligence, the Company shall file on a Report under the Exchange Act the financial statements of ISS.

          On January 12, 1996, the Company entered into a consulting agreement with Harvard Financial Corp. in consideration for which The Company issued to Harvard a total of 5,000,000 shares, all of which were included in the Form S-8 registration statement dated February 29, 1996. However, prior to Harvard being able to fulfill its consulting obligations under the agreement, the Company was informed that a principal or affiliate of Harvard had been convicted of violations of the Federal securities laws. As a result of such conviction, the Company and Harvard mutually agreed that it was in the Company's best interests to terminate the agreement with Harvard.

ITEM 2.    DESCRIPTION OF PROPERTY

          The Company leases approximately 6,000 square feet of office and warehouse space at 501 South Dixie Highway, West Palm Beach, FL. and the Company uses this space for $1,500.00 per month, under an oral lease between UBI and the Company, on a month-to-month basis. The Company has also assumed UBI's rental obligation on its Suburban Medical Center of $600 per month. The condition of both properties are excellent.


ITEM 3.    LEGAL PROCEEDINGS

          On December 30, 1994, Deniston Limited, a British Virgin Islands corporation, filed a complaint against Kenneth Coleman, Tera West Ventures, Inc., PBA Energy Associates and Peter Berney seeking injunctive relief, specific performance and damages in connection with a securities subscription agreement in which Deniston Limited alleged that it was to acquire common stock of the Company. Deniston Limited v. Kenneth Coleman, Tera West Ventures, Inc., PBA
          ------------------------------------------------------------------
Energy Associates, and Peter Berney  11th Judicial Circuit, Dade County,
- -----------------------------------
Florida, Case No. 94-24371.  The case was settled in February 1996.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                              No matters were submitted to a vote of security
holders during the fiscal year ending 1995.



                                    PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

          The Company's common stock is traded over-the-counter in what is referred to as the "Bulletin Board" or "pink sheets." As of July 31, 1996, there were 13 markets makers in the Company's stock. The following information with respect to the high and low market prices was obtained from the Company's records.


                                                         Bid Prices
                                               ------------------------------
            1993                                 High                 Low
- -----------------------------                  --------            ----------

Quarter Ending March 31                        $8 - 3/4              $4 - 7/8
Quarter Ending March 31                        $8 - 3/4              $7 - 1/2
Quarter Ending March 31                        $    1/4              $    1/4
Quarter Ending March 31                        $6 - 3/4              $    1/2


                                                         Bid Prices
                                               ------------------------------
            1994                                 High                  Low
- -----------------------------                  --------            ----------

Quarter Ending March 31                        $8 - 1/4              $6
Quarter Ending March 31                        $8 - 3/4              $8
Quarter Ending March 31                        $10                   $6 - 3/4
Quarter Ending March 31                        $7 - 1/4              $4 - 1/4

                                                         Bid Prices
                                               ------------------------------
            1995                                 High                  Low
- -----------------------------                  --------            ----------

Quarter Ending March 31                        $  5 5/8              $    1/8
Quarter Ending June 30                         $   5/16              $   1/32
Quarter Ending Sept. 30                        $   7/16              $    1/4
Quarter Ending December  31                    $   7/16              $    1/4


                                                         Bid Prices
                                               ------------------------------
            1996                                 High                  Low
- -----------------------------                  --------            ----------

Quarter Ending March 31                        $  11/32              $    1/8
Quarter Ending June 30                         $    1/2              $   3/16
Period Ending July 31                          $   5/16              $   3/16


          As of December 31, 1995, there were 492 holders of record of the Company's common stock, and no holders of the Company's preferred stock.

          The Company has never paid a dividend and does not anticipate that any dividends will be paid in the near future.



ITEM 6.    MANAGEMENT'S PLAN OF OPERATION

          The Company has never had revenues from operations. Reference is made to the Company's Financial Statements, the Report of the Independent Auditors, and Notes the Financial Statements with respect to questions of "going concern" in the event the Company does not generate operating revenues.

          Until March, 1995, the Company, through a subsidiary, was engaged in the business of developing and marketing of computer controlled shock absorber systems. Before development of the systems were completed, the Company divested itself of ownership of the shock absorber and air suspension subsidiary and instead commenced a plan to acquire ADMC, as discussed above, which agreement was terminated because of ADMC's failure to satisfy the $2,000,000 net worth requirement in the contract. Following the termination of its acquisition of ADMC, the Company continued to develop its business efforts to become a diversified medical products company, with operations intended to involve the sale of products manufactured by others, principally in the medical field.

          Reference is made to the Notes to Financial Statements, Note 5, and to the Statement of Stockholders' Equity, which reflects the issuance of shares for transactions including acquisitions that were later terminated. These terminations often resulted in the cancellation of only a portion of the shares issued in connection with the initial transactions. The Company also explored potential acquisitions of operating businesses and to that end is currently exploring a potential purchase of a computer supply company. The structure of this acquisition is still to be determined, and may in fact not be completed, depending upon the valuation of the computer operation and inventory.

          The Company did not generate any operating revenues in fiscal 1995 and was and continues to be dependent upon its ability of generating revenues from issuance of equity and/or from operations during the fiscal year commencing January 1, 1996 for it to be able to continue operations. It may be necessary for the Company to raise additional funds, either from the issuance of equity or debt, or from the exercise of outstanding options if the Company is not successful in generating operating revenues, of which there can be no assurance.

          The Company issued common stock purchase options to Emerging Trends Linkages Corp. exercisable to purchase 450,000 shares at $.18 per share, the price of the shares on the date of the grant. ETLC is engaged in the business of marketing pharmaceutical products and other products and services in West and Central Africa. In April, 1996, ETLC, the option holder, exercised options to acquire 450,000 shares at $.18 per share for total proceeds of $81,000 to the Company. The Company deems that this payment may also be considered as payment by ETLC for the rights to market the Company's test kits and HSA in ETLC's territory, which includes Ivory Coast, Guinea, Mali and Congo. In addition, in June, 1996, the additional 450,000 shares subject to the $.18 option were issued to ETLC and the Company has reflected an option receivable from ETLC for $81,000. However, there can be no assurance that any additional financing, whether debt or equity, will be available to the Company, whether at terms agreeable to the Company or otherwise. During 1996, the Company's executive officers, Gerard Haryman and Jerrold Hinton, loaned the Company a total of $52,000, and may be required to loan additional funds, if available, until the Company begins to receives payment from the Republic of Guinea on the purchase orders recently received.

          In pursuit of its diversified medical business, the Company entered into several contracts and sought relationships for the purpose of becoming and operating entity. Following the Company's fiscal year ended December 31, 1995, The Company entered into an agreement to acquire UBI and ISS, and pursuant to its consulting agreement with ETLC, the Company has developed a market for its HSA and Test Kits in West Africa. Further, the Company has also received orders, as discussed both in Item 1 and below, for generic drugs and vitamins, a new line to be added to its available products.. As a result of these agreements, the Company plans upon engaging in the business of selling a variety of medical products including HSA, Test Kits, generic drugs and vitamins and potentially, DNA Analyzers. If the letter of intent with UBI results in a completed acquisition, UBI will become a wholly owned subsidiary of the Company. This acquisition will result in the Company having acquired from UBI its sources of HSA, as well as the marketing, distribution and representation agreements for HSA in Central and South America. The sources of HSA should permit the Company to satisfy the existing and potential future orders, if any, for HSA that have been and may in the future be generated by ETLC from Guinea and elsewhere in West Africa.

          The acquisition of UBI will also provide the Company with certain non-exclusive marketing rights to distribute the DNA Analyzer in Mexico. Pursuant to the agreement for the acquisition of UBI, the Company will also be assigned all of UBI's purchase orders for HSA and Cholera Test Kits as follows: Mexico (Cholera Test Kits) $351,000; Brazil (HSA) $106,500; Peru (HSA) $88,750; Ecuador
(HSA) $177,500; Colombia (HSA) $53,250; Bolivia (HSA) $53,250; Argentina (HSA) $106,500; and certain conditional orders that are to be priced following receipt by the customers in Mexico and Brazil of test vials and unit pricing for HSA. The consideration for the UBI acquisition is the undertaking to register 2,300,000 shares of common stock, in a registration statement on Form S-1 under the Securities Act of 1933, as amended (the "Act"), which registration statement shall provide for the resale by the persons being issued the Company's shares. In addition, the agreement contemplates that Dr. Jerry Thornthwaite, president and principal shareholder of UBI, will be granted certain stock options pursuant to an employment agreement to be executed with the Company. The shares underlying the employee stock option granted to Dr. Thornthwaite and other employees will also be registered in such registration statement or under another form appropriate under the Act.

          The Company has recently received from ETLC two purchase orders for products: an initial order from the Central Pharmacy of the Republic of Guinea for Test Kits and HSA, in the amount of $200,000, and a separate order from the Central Pharmacy for generic drugs and vitamins in the minimum amount of $500,000 and the maximum amount of $1,000,000. The timing for shipment of such order is presently planned to commence in about September, 1996, and will continue during the ensuing twelve months. The Company reasonably expects that these orders will generate operating revenues for the Company in the third quarter of 1996. As stated above, supply of generic drugs and vitamins to fulfill the purchase order should be available at prices and in amounts and terms satisfactory to the Company. Neither the

Company nor ETLC presently can estimate the length of time that will be required to secure the supply from third party manufacturers and/or suppliers of the generic pharmaceutical products and vitamins to satisfy the orders generated from Guinea or the anticipated orders that the Company hopes to generate from other West African country within the territory granted to ETLC.



ITEM 7.    FINANCIAL STATEMENTS

                              The financial statements  for the fiscal year
ended December 31, 1995, are attached hereto.

                       GRANT-SCHWARTZ ASSOCIATES, CPA'S
                      40 Southeast 5th Street, Suite 500
                             Boca Raton, FL  33432



                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
American Diversified Group, Inc.

We have audited the accompanying balance sheet of American Diversified Group, Inc. (Formerly Tera West Ventures, Inc.) as of December 31, 1995 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Diversified Group, Inc. (Formerly Tera West Ventures, Inc.) as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and other transactions. At December 31, 1995, the Company has an accumulated deficit of $8,811,789. These raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                /s/ Grant-Schwartz Associates, CPA's


Boca Raton, Florida
July 16, 1996

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                            STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1995



                                                   1995
                                              --------------
Revenues
Other Income                                     $       -0-


Expenses
General and Administrative                           920,599
                                                 -----------


Loss from Operations                                (920,599)


Other Losses
  Loss on Disposal of Subsidiary                   2,545,076
  Loss on Possible Acquisitions                      250,000
  Loss on Settlement of Litigation                   375,000
  Loss on Settlement                                 115,310
                                                   ---------

  Total Other Losses                               3,285,386
                                                 -----------


Net Loss                                        $ (4,205,985)
                                                 ===========


Net Loss Per Share                              $     (0.104)
                                                 ===========


Average Number of Shares Outstanding              40,611,127
                                                 ===========

                        AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                                 BALANCE SHEET
                            AS OF DECEMBER 31, 1995


                                     ASSETS
                                     ------


CURRENT ASSETS
- --------------

Cash                                        $    944
Inventories                                    5,000
Deferred Consulting Fees                     630,000
                                            --------

     Total Current Assets                                             635,944

FIXED ASSETS
- ------------

Property and Equipment (Net)                                           21,574
                                                                     --------

     Total Assets                                                    $657,518
                                                                     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------



CURRENT LIABILITIES
- -------------------

Accounts Payable and Accrued Expenses       $    17,826
                                            -----------

  Total Liabilities                                                    17,826


STOCKHOLDERS' EQUITY
- --------------------
Preferred Stock, Series A, $10 par value authorized 50,000 shares; none outstanding

Common Stock, par value $.001 per share,
 authorized 50,000,000 shares; issued and
 outstanding 42,742,520 shares                   42,742

Additional Paid-In Capital                    9,408,739
Accumulated Deficit                          (8,811,789)
                                            -----------

     Total Stockholders' Equity                                       639,692
                                                                  -----------

     TOTAL LIABILITIES AND EQUITY                                 $   657,518
                                                                  ===========

                        AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                            AS OF DECEMBER 31, 1995


                                              COMMON              ADDITIONAL
                                               STOCK                PAID-IN     ACCUMULATED         MINORITY INTEREST
                                       SHARES         AMOUNT        CAPITAL        LOSS             SHARES       TOTAL
                                       ------         ------        -------       ------            ------       -----
BALANCE - DECEMBER 31, 1994        15,152,520        $15,152    $12,142,029    $(4,605,804)       674,619     $1,129,494

Issued Shares for Services             20,000             20         54,980

Issued Additional Shares
for Acquisition of Aimrite          4,000,000          4,000         (4,000)

Issued for Possible
Acquisitions                        8,000,000          8,000         (8,000)

Issued for Possible
Acquisition                           100,000            100        249,900

Issued in Settlement of
Litigation                            150,000            150        374,850

Issued Additional Shares
for Building and Rights             1,300,000          1,300        (1,300)

Issued Shares as Bonus                 10,000             10         24,990

Issued for Acquisition of ADMC     12,000,000         12,000       (12,000)

Issued as Finder's Fee and
for Consulting Services             3,150,000          3,150        144,850

Issued Additional Shares
for Building and Rights             1,000,000          1,000        (1,000)

Issued for Professional
Services                              480,000            480         21,120

Disposal of Aimrite               (8,000,000)        (8,000)                                     (674,619)    (1,129,494)

Issued for Consulting
Services                            1,000,000          1,000        124,000

Issued for Consulting
Services                              300,000            300         37,200

Issued for Cash                     2,000,000          2,000        248,000

Rescission of Acquisition
of Building and Rights            (1,300,000)        (1,300)    (4,993,500)

Issued for Inventory and
Equipment                              80,000             80         19,920

Issued for Consulting Services
and Professional Fees               3,300,000          3,300        986,700

Net Loss for Year Ended
December 31, 1995                                                               (4,205,985)

                                  -----------    -----------    -----------    -----------    -----------    -----------
BALANCE DECEMBER 31, 1995          42,742,520        $42,742     $9,408,739    $(8,811,789)      $    -0-      $     -0-
                                  ===========    ===========    ===========    ===========    ===========    ===========

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                            STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1995



CASH FLOWS FROM OPERATING ACTIVITIES:
- ------------------------------------

Net Loss                                                      $(4,205,985)
Depreciation                                                        2,692
General and Administrative Expenses
  Paid by Stock                                                   772,100
Other Expenses Paid by Stock                                      375,000
Loss on Disposal of Subsidiary                                  2,545,076
Loss on Possible Acquisition                                      250,000
Increase - Accounts Payable                                        14,326
                                                              -----------

  Cash Flow Used by Operating Activities                         (246,791)


CASH FLOWS FROM INVESTING ACTIVITIES:
- ------------------------------------

Acquisition of Property and Equipment                              (9,066)
                                                               ----------

  Cash Flows Used by Investing Activities                          (9,066)
                                                               ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
- ------------------------------------

Sale of Common Stock                                              250,000
                                                               ----------

  Cash Flows Provided from Financing Activities                   250,000
                                                               ----------



Net Increase (Decrease) in Cash                                    (5,857)

Cash - Beginning                                                    6,801
                                                               ----------

Cash - Ending                                                 $       944
                                                               ==========


NON-CASH TRANSACTIONS:
- ---------------------

1.  Issued 8,250,000 of common stock for services of $1,377,100.
2.  Issued 80,000 of common stock for inventory and equipment valued at $20,000.
3.  Issued 10,000 shares of common stock for bonus of $25,000.
4. Issued 8,100,000 shares of common stock for possible acquisition valued at $250,000.
5. Issued 150,000 shares of common stock in settlement of litigation of $375,000.

                       AMERICAN DIVERSIFIED GROUP, INC.
                          FORMERLY TERA WEST VENTURES
                         NOTES TO FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 31, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Capitalization
- -------------------------------

The Company was organized January 16, 1979 under the laws of the State of Nevada as Terra West Homes, Inc. On October 5, 1991 the Company changed its name to Gerard Enterprises, Ltd., in connection with a merger. The merger was not consummated and on November 23, 1991, the name was changed to Tara West Ventures, Inc. On March 15, 1995 the Company changed its name to American Diversified Group, Inc.

On October 20, 1991, the authorized number of shares of common stock were increased from 25,000 shares to 25,000,000 shares and the par value changed from $1 per share to $.001 per share, and, on the same date, the Company approved a 40 to 1 forward stock split on outstanding shares. On November 22, 1992, the authorized shares were increased to 50,000,000.

On April 7, 1993, the Company amended its Articles of Incorporation and authorized 50,000 shares of preferred Series A stock with a par value of $10 per share. No shares of preferred stock are outstanding.

Cash and Cash Equivalents
- -------------------------

Cash and cash equivalents include investments in highly liquid debt instruments with a maturity of three months or less.

Inventories
- -----------

Inventories consist of medical supplies and equipment held for resale and are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property and Equipment
- ----------------------

Property and equipment is recorded at cost. Depreciation of property and equipment is computed over the estimated useful lives of assets.

Income Taxes
- ------------

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The statement requires that the Company follow the liability method of accounting for income taxes and requires an adjustment to the provision for income taxes for the effect on deferred income taxes of any changes in corporate income tax rates.

Through December 31, 1995 the Company has accumulated net operating losses which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the financial statements.

Net Income (Loss) Per Common Share
- ----------------------------------

Income (Loss) per common share has been computed based on the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding for the year ended December 31, 1995 were 40,611,127.

Nature of Operations
- --------------------

The Company is operating as a diversified medical company with intentions to acquire, develop, and market proprietary medical procedures and cancer treatment programs and to buy and sell medical equipment and supplies.

                       AMERICAN DIVERSIFIED GROUP, INC.
                          FORMERLY TERA WEST VENTURES
                         NOTES TO FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 31, 1995

NOTE 2 - BUSINESS DISPOSITION

At December 31, 1994 the Company owned approximately 69% of the outstanding stock of Aimrite Systems International, Inc. ("Aimrite"). In January 1995, an additional 4 millions shares were issued in connection with the Company's acquisition of Aimrite.

Effective March 28, 1995, all of the Company's interest in Aimrite, including patents and technology for a computer controlled shock absorber system and a computer controlled air suspension system, was repurchased by the original selling shareholders of Aimrite, and, in June 1995, 8 million shares were returned to the Company and canceled.

During the year ended December 31, 1995, the Company recorded a loss of $2,545,076 on the disposal of Aimrite.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 1995 is as follows:

                                                 Useful Life

     Medical Equipment                  $21,656     5 years
     Office Furniture and Equipment       2,410     5 years
                                        -------
           Total Cost                    24,066
     Less: Accumulated Depreciation      (2,492)
                                        -------
           Net Property and Equipment   $21,574
                                        =======

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Going Concern
- -------------

As shown in the accompanying financial statements, during year ended December 31, 1995, the Company has had no revenues and has incurred a loss from operations of $4,205,985 and, as of December 31, 1995, the Company's accumulated deficit is $8,811,789. These factors, as well as the uncertain conditions the Company faces regarding its ability to successfully develop and market its intended products and services, create an uncertainty about the Company's ability to continue as a going concern.

In order for the Company to continue as a going concern, management intends to acquire, develop, and market proprietary medical procedures and cancer treatment programs and to buy and sell medical equipment and supplies.

Management's plans also include seeking to raise funds through sales of stock in private and public placements of securities. During the year ended December 31, 1995, the Company sold 2 million shares of stock for cash of $250,000. The Company has been actively seeking to acquire or merge with other suitable businesses.


NOTE 5 - SHAREHOLDERS' EQUITY

Shares Issued for Building and Contractual Rights
- -------------------------------------------------

In September and December 1994, the Company issued a total of 1.5 million shares of common stock as prepayment on the acquisition of a rental building and certain contractual rights to a construction company. In February 1995, the Company issued a total of 1.3 million additional shares, and, in April 1995, the Company issued an additional 1 million shares as further consideration.

The building and contractual rights were never delivered to the Company, and in February 1995 the Company agreed to rescind the acquisition and relinquish its rights to the building and contractual rights in return for 1.3 million of the shares previously issued. In September 1995, the 1.3 million shares were returned to the Company and canceled.

                       AMERICAN DIVERSIFIED GROUP, INC.
                          FORMERLY TERA WEST VENTURES
                         NOTES TO FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 31, 1995


 NOTE 5 - SHAREHOLDERS' EQUITY (CONTINUED)
- ------------------------------------------

Shares Issued in Connection with Possible Acquisitions
- ------------------------------------------------------

Effective February 27, 1995, the Company entered into an agreement to acquire all of the issued and outstanding stock of American Diversified Medical Corp. ("ADMC"), a Delaware corporation, in exchange for the issuance of 12 million shares of the Company's common stock. The agreement was never consummated, and on April 4, 1996 the Company entered into a settlement which, among other things, terminated the agreement "ab initio," such as the agreement had never been entered into.

The settlement provides for the seller to retain 2 million shares of the Company's stock and to return for cancellation all other shares currently held by the seller. As of the date these financial statements were prepared, these shares have not yet been canceled. Upon cancellation of these shares, the Company will adjust stockholders' equity for the par value of the shares canceled. See "Subsequent Events" below.

In connection with the initial acquisition agreement, the Company issued a total of 3,150,000 shares of common stock as finders' fees and for consulting services. The Company estimated the value of the fees and services at $148,000 and has charged this amount to expense during the year ended December 31, 1995.

In February 1995 the Company issued 8 million shares of common stock in connection with the possible acquisition of certain other companies.

In February 1995 the Company also issued 100,000 shares of common stock in connection with another possible acquisition. The acquisition was never consummated. The shares issued were valued by the Company at $250,000 based on 50% of the bid price of the stock, and the Company has recorded this amount as a loss during the year ended December 31, 1995.

Shares Issued In Settlement of Litigation
- -----------------------------------------

In February 1995 the Company issued 150,000 shares of common stock in settlement of a pending lawsuit. The shares issued were valued by the Company at $375,000 based on 50% of the bid price of the stock, and the Company has recorded this amount as a loss during the year ended December 31, 1995.

Shares Issued for Services
- --------------------------

In January 1995 the Company issued 20,000 shares of common stock for professional services rendered. The shares issued were valued by the Company at $55,000 based on 50% of the bid price of the stock, and the Company has charged this amount to expense during the year ended December 31, 1995.

In February 1995 the Company issued 10,000 shares of common stock as a bonus to an officer of the Company. The shares issued were valued by the Company at $25,000 based on 50% of the bid price of the stock, and the Company has charged this amount to expense during the year ended December 31, 1995.

In April 1995 the Company issued a total of 480,000 shares of common stock for legal and consulting services rendered. The shares issued were valued by the Company at $21,600 based on 50% of the bid price of the stock, and the Company has charged this amount to expense during the year ended December 31, 1995.

In June 1995 the Company issued a total of 1 million shares and in August 1995 issued an additional 300,000 shares of common stock for consulting services.
The shares issued were valued by the Company at $125,000 and $37,000, respectively, based on the issuance price of shares recently sold for cash. The Company has charged these amounts to expense during the year ended December 31, 1995.

                       AMERICAN DIVERSIFIED GROUP, INC.
                          FORMERLY TERA WEST VENTURES
                         NOTES TO FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 31, 1995

NOTE 5 - SHAREHOLDERS' EQUITY (CONTINUED)
- -----------------------------------------

Shares Issued for Services (Continued)
- --------------------------------------

In December 1995 the Company issued a total of 3.3 million shares of common stock for consulting services and professional fees rendered during the year ended December 31, 1995 and to be rendered during future periods. The shares issued were valued by the Company at $990,000 based on the average of the bid and ask price of the stock. In connection with services rendered, the Company has charged $360,000 to expense during the year ended December 31, 1995, and, in connection with services to be rendered during future periods, the Company has charged $630,000 to deferred consulting fees.

Shares Issued for Medical Equipment and Supplies
- ------------------------------------------------

In August 1995 the Company issued 80,000 shares of common stock in exchange for medical equipment and medical supplies, valued at $15,000 and 5,000, respectively.

Stock Issued for Cash
- ---------------------

During July and August 1995, the Company issued 2,000,000 shares of common stock at $.125 per share, for $250,000 cash.

Warrants and Options
- --------------------

As of December 31, 1995 there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.


NOTE 6 - SUBSEQUENT EVENTS

In March 1996 the Company issued a total of 19.850 million shares of common stock for consulting services and professional fees. 17.850 million of the shares issued were valued by the Company at $3,034,500 based on 50% of the average of the bid and ask price of the stock. Two million of the shares issued are restricted (Rule 144) and were valued by the Company at $230,000 based on the 50% average of the bid and ask price of the stock.

During April 1996, 8,530,000 shares of common stock previously issued in connection with the terminated ADMC acquisition were canceled.

During June 1996, the Company entered into an agreement to purchase a company engaged in the business of marketing, sale and distribution of medical products.

During June 1996, the Company entered into an agreement to purchase a company engaged in the business of providing satellite technologies.

                    CONSENT OF CERTIFIED PUBLIC ACCOUNTANT



As Independent Public Accountants, we consent to the use of our report dated July 16, 1996 to all references to our firm included in or made a part of the Form 10-KSB of American Diversified Group, Inc. (Formerly Tera West Ventures, Inc.)


                                    /s/ Grant-Schwartz Associates, CPA's



                       GRANT-SCHWARTZ ASSOCIATES, CPA'S


Boca Raton, Florida
July 29, 1996

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


          In connection with the audit of the consolidated financial statements of American Diversified Group, Inc. ("ADGI" or "The Company") for the fiscal year ended December 31, 1994, Duane V. Midgley, CPA, Salt Lake City, UT, issued a report dated February 9, 1995, a copy of which was attached to the Company's Form 10-KSB, for the fiscal year ended December 31, 1994, which was duly filed with the Securities and Exchange Commission.

          In March, 1995, Tera West Ventures, Inc. ("TWVI"), the Company's former name, changed its name to American Diversified Group, Inc. and its business location from TWVI's offices in Las Vegas, NV to that of ADGI in Florida. As a result of the move of its base of operations to Florida, the Company, by action of its board of directors, determined to change its independent accountant from Mr. Midgley, the former accountant for TWVI, to a firm in Florida. The accountant did not resign, nor did he decline to stand for re-election, and the board of directors did not dismiss Mr. Midgley. There was no disagreement with Mr. Midgley on any accounting matter whatsoever.

          On May 24, 1996, the Company engaged the firm of Rachlin, Cohen and Holtz to perform the audit for the fiscal year ended December 31, 1995. A copy of this engagement was attached as an exhibit to the Company's Current Report on Form 8-K on July 5, 1996. However, by letter dated June 24, 1996, as a result of the inability of the Company and Rachlin, Cohen and Holtz to agree on the amount of time that the accounting firm could devote to the Company as a new client, and the cost of conducting the audit, the Company and Rachlin Cohen and Holtz agreed to discontinue the engagement of Rachlin Cohen and Holtz. A copy of this letter was also attached as an exhibit to such Current Report. In that letter, The Company informed Rachlin Cohen and Holtz that the Company had retained the accounting firm of Grant-Schwartz Associates, CPA's, as its auditors, and Rachlin Cohen and Holtz has agreed to cooperate with the new accounting firm to complete the 1995 audit.

          During the past two years there were no disagreement with either former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure. The engagement of Grant-Schwartz Associates, CPA's, 40 SE 5th Street-Suite 500, Boca Raton, FL 33432 was attached as an exhibit to the Current Report referenced above. As a result of the change in auditors, The Company was delayed in completing its Form 10-KSB and Form 10-QSB, for the periods ended December 31, 1995 and June 30, 1996.

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          (A) THE DIRECTORS AND EXECUTIVE OFFICERS ARE:

          Name                     Age                      Title
          ----                     ---                      -----
Jerrold R. Hinton                   54      President, Chief Executive Officer,
                                            and a Director

Gerard Haryman                      52      Chairman of the Board and Chief
                                            Financial  Officer

Thomas J.  Craft,  Jr., Esq.        31      Secretary and a Director

          All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and shall qualify. Officers serve at the discretion of the Board of Directors, but the Company contemplates that it may elect during the current fiscal year to enter into employment agreements with certain of its executive officers and employees, the terms of which have not been determined as of the date of this Report on Form 10-KSB.

Jerrold R. Hinton has served as President, Chief Executive Officer and a Director of the Company since March 1995, following the change of the Company's operations from that of Tera West Ventures to that of ADGI. Dr. Hinton, a graduate of Florida State University, holds bachelors, masters and doctorate degrees in management, engineering, surveying, real estate and construction during the five years prior to joining the Company in his present capacity. From 1992 to early 1995, Dr. Hinton served as an officer of United Biomedical, Inc.
(UBI), a private company recently acquired by the Company. Dr. Hinton was not a shareholder of UBI.

Gerard Haryman has served as the Company's Chairman of the Board and Chief Financial Officer since February, 1996. During the past five years, Mr. Haryman has been engaged in the following activities: he served as a director of Aspen Marine Group, Inc.. a public company presently subject to jurisdiction of a Chapter 11 proceeding in Federal Bankruptcy Court in the Southern District of Florida, from April 1994 to the present; a director of Life Industries Inc., a public company, from March 1995 to September 1995; and is the sole shareholder of Aptek Communications Products Inc., a private company. In addition, Mr. Haryman is a real estate investor with residential properties located in Palm
Beach, FL and in Europe. . . .

Thomas J. Craft, Jr., Esq., is an attorney practicing law under the laws of the State of Florida. Mr. Craft has been Secretary and a Director of the Company since March, 1996. From July 1994 to the present, Mr. Craft has been counsel, secretary and a director of Trident Environmental Systems, Inc., an inactive public company located in West Palm Beach, FL. During the past five years, prior to his present positions with The Company and Trident, Mr. Craft was engaged in the private practice of law in West Palm Beach, FL

(B)  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more that ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under
Section 16(a) of the Exchange Act. Based solely upon its review of the copies of such reports received from officers, directors and greater than ten percent shareholders, the Company reports that as of the date of this Report, there were no failures to file reports under Section 16(a) of the Exchange Act:


ITEM 10.    EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                              Long Term Compensation

                                       Annual Compensation                          Awards                    Payouts
                         ----------------------------------------------    -------------------------    ---------------------
     (a)                 (b)           (c)           (d)         (e)         (f)           (g)            (h)        (i)
                                                                Other
                                                               Annual      Restricted     Securities                All Other
   Name and                                                   Compen-       Stock        Underlying       LTIP       Compen-
  Principal                                                    sation       Award(s)      Options/      Payouts     sation
 Position (*)           Year         Salary       Bonus($)       ($)          ($)          SARs(#)        ($)         ($)
- -----------------------------------------------------------------------------------------------------------------------------
Jerrold Hinton          1995        $19,175           0           0
Douglas Morgan          1995         23,204           0           0
Jerry Thornthwaite      1995         14,250           0           0
Kenneth Coleman         1994              0           0           0
Kenneth Coleman         1993              0           0           0
- -----------------------------------------------------------------------------------------------------------------------------

(*) Messrs. Hinton and Coleman were chief executive officers and presidents of the Company during the respective years.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          As of December 31, 1995, the security ownership of the following persons and entities, who were either executive officers of the Company or were known to the Company to own more than 5 percent of the Company's outstanding voting securities was as follows:

- --------------------------------------------------------------------------------
      (1)                   (2)                     (3)                   (4)

 Title of Class     Name and Address of          Amount and             Percent
                     Beneficial Owner            Nature of                 of
                                            Beneficial Ownership         Class
- --------------------------------------------------------------------------------

Common Stock        Kenmar Company Trust         4,421,000                8.1%
                    225 Stevens Ave
                    Suite 104
                    Salem Beach, Ca 92075
================================================================================

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The discussion under Item 1, Description of Business, and under Item 2, Description of Property, sets forth all disclosure with respect to related party transactions.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.
                                                                    Sequential
Exhibit No.    Document Description                                  Page No.
- -----------    --------------------                                  --------

 3.1           Articles of Incorporation (filed as Exhibits 3.1,
               3.2 and 3.3 to the Company's Registration Statement on Form 10-SB and incorporated herein by reference)

 3.2           Bylaws (filed as Exhibit 3.4 to the Company's
               Registration Statement on Form 10-SB and incorporated herein by reference)

 21            Subsidiaries of the Company

 23            Consent of Grant-Schwartz Associates, CPA

  (b) - The Company filed no Reports on Form 8-K during the quarter ended December 31, 1995. On July 16, 1996, the Company filed a Current Report on Form 8-K.

                                   SIGNATURES


          In accordance with Section 12 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              AMERICAN DIVERSIFIED GROUP, INC.



                              By:  /s/ Jerold Hinton
                                  -----------------------------------
                                  Jerrold Hinton, President, Chief
                                  Executive Office and Director

                              Date:
                                   ----------------------------------


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

                                   /s/ Thomas J. Craft
                                  -----------------------------------
                                  Thomas J. Craft Jr.