Form 10QSB
period 1996-03-31
AMERICAN DIVERSIFIED GROUP INC
filed 1996-08-13
CIK 919742

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

 (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
    [ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
              EXCHANGE ACT
              FOR THE TRANSITION PERIOD FROM  _____________  TO  _____________

Commission file number: 0-23532

                       AMERICAN DIVERSIFIED GROUP, INC.
                       --------------------------------

         NEVADA                                             86-0359523
- ----------------------------                           -------------------
(State or Other Jurisdiction                              (IRS Employer
    of Incorporation)                                  Identification No.)


              501 South Dixie Highway, West Palm Beach, FL 33401
              --------------------------------------------------
                   (Address of Principal Executive Offices)

                                (407) 832-5208
                           -------------------------
                           Issuer's telephone number

________________________________________________________________________________
             (Former Name, Former Address, and Former Fiscal Year,
                         if Changed since last Report)


Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the Issuer was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days.

                      Yes                           No x
                         ---                          ---

Check whether the registrant filed all documents and reports required to be filed by section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under plan confirmed by court.

                      Yes                           No
                         ---                          ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

54.962,560 shares of Common Stock, $.001 par value, as of  March 31, 1996.

Transitional Small Business Disclosure Format (check one):

                      Yes                           No  x
                         ---                           ---

                                 Page 1 of  14.

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.

                             FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                MARCH 31, 1996

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                             FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1996


                                                                        Page
                                                                        ----
Balance Sheet                                                             1

Statements of Operations                                                  2

Statements of Cash Flows                                                  3

Notes To Financial Statements                                             4

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)
                             AS OF MARCH 31, 1996



ASSETS
- ------

Current Assets:
    Cash                                         $     10,621
    Inventories                                         5,000
    Deferred Consulting Fees                        2,275,583
                                                 ------------
        Total Current Assets                                     $2,291,204

Fixed Assets:
    Property and Equipment (Net)                                     20,774

Other Assets:
    Prepaid Acquisition Costs                           2,000
    Deposits                                              570
                                                 ------------
        Total Other Assets                                            2,570
                                                                 ----------

        TOTAL ASSETS                                             $2,314,548
                                                                 ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
- ------------------------------------

Current Liabilities:
    Accounts Payable and Accrued Expenses        $     16,767
    Due to Related Parties                             43,000
                                                 ------------
        Total Current Liabilities                                    59,767

Shareholders' Equity:
    Preferred Stock, Series A, $10 par value
        authorized 50,000 shares; none
        outstanding                                        --
    Common Stock, par value $.001 per share,
        authorized 100,000,000 shares; issued
        and outstanding 62,592,520 shares              62,592
    Additional Paid-In Capital                     12,423,389
    Accumulated Deficit                           (10,231,200)
                                                  -----------
        Total Shareholders' Equity                                2,254,781
                                                                 ----------

        TOTAL LIABILITIES AND SHAREHOLDERS'
            EQUITY                                               $2,314,548
                                                                 ==========



SEE NOTES TO FINANCIAL STATEMENTS

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31


                                                      1996           1995
                                                   -----------   -----------
Revenues:
 Other Income                                               $0            $0

Expenses:
 General and Administrative                          1,424,206       239,998
                                                   -----------   -----------

Loss From Operations                                (1,424,206)     (239,998)

Other Losses (Gains):
 Loss on Disposal of Subsidiary                                    2,545,076
 Loss on Possible Acquisition                                        250,000
 Loss on Settlement of Litigation                                    375,000
 Loss (Gain) on Settlement                              (4,795)
                                                   -----------   -----------
    Total Other Losses (Gains)                          (4,795)    3,170,076
                                                   -----------   -----------

Net Loss                                           ($1,419,411)  ($3,410,074)
                                                   ===========   ===========


Net Loss Per Share                                    ($0.0251)     ($0.0968)
                                                   ===========   ===========


Average Number of Shares Outstanding                56,598,015    35,237,520
                                                   ===========   ===========


SEE NOTES TO FINANCIAL STATEMENTS

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31



                                                        1996           1995
                                                    ------------    -----------

Cash Flows From Operating Activities:
    Net Loss                                         ($1,419,411)   ($3,410,074)
    Depreciation                                             800
    General and Administrative Expenses Paid
        by Stock                                       1,388,917        228,000
    Other Losses Paid by Stock                                          375,000
    Loss on Disposal of Subsidiary                                    2,545,076
    Loss on Possible Acquisition                                        250,000
    Increase in Deposits                                    (570)
    Increase (Decrease) in Accounts Payable
        and Accrued Expenses                              (1,059)         6,210
    Increase In Due To Related Parties                    43,000
                                                    ------------    -----------
        Net Cash Flows From Operating Activities          11,677         (5,788)

Cash Flows From Investing Activities:
    Payments for Prepaid Acquisition Costs                (2,000)            __
                                                    ------------    -----------
        Net Cash Flows From Investing Activities          (2,000)            __
                                                    ------------    -----------

Net Increase (Decrease) in Cash                            9,677         (5,788)

Cash, Beginning of Period                                    944          6,801
                                                    ------------    -----------

Cash, End of Period                                  $    10,621     $    1,013
                                                    ============    ===========


Non-Cash Transactions:

1. Issued 17,850,000 shares of common stock for services of $3,034,500 in 1996, and 3,180,000 shares for services of $228,000 in 1995.
2. Issued 2,000,000 shares of common stock for pending acquisition; recorded at par value ($.001 per share) in 1996.
3. Issued 8,100,000 shares of common stock for possible acquisitions valued at $250,000 in 1995.
4. Issued 150,000 shares of common stock in settlement of litigation of $375,000 in 1995.


SEE NOTES TO FINANCIAL STATEMENTS

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1996



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim period presented.

Certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of December 31, 1995 contained in the Company's Form 10-K.


NOTE 2 - EARNINGS (LOSS) PER SHARE

Per share information is computed based on the weighted average number of shares outstanding during the period.

                       PART I  -  FINANCIAL INFORMATION


Item 1. Financial Statements.

          The financial statements contained in this Form 10-QSB include all adjustments which in the opinion of the management are necessary in order to make the financial statements not misleading.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

          The Company has never had revenues from operations. Until March, 1995, the Company through a subsidiary was engaged in the business of developing and marketing of computer controlled shock absorber systems. Before development of the systems completed, the Company divested itself of ownership of the shock absorber and air suspension subsidiary and commenced a plan to acquire ADMC, as discussed above. Following the termination of its acquisition of ADMC, because of ADMC's failure to satisfy the asset requirements of the agreement, the Company has continued to develop its business efforts as a diversified medical company, with operations intended to involve the sale of products manufactured by others, principally in the medical field. The Company also intends to explore potential acquisitions of operating businesses and to that end is currently exploring a potential purchase of a computer supply company. The structure of this acquisition is still to be determined, and may in fact not be completed, depending upon the valuation of the computer operation and inventory.

          The Company did not generate any operating revenues in fiscal 1995 and will be dependent upon its ability of generating revenues from operations during the fiscal year commencing January 1, 1996 for it to be able to continue operations. It may be necessary for the Company to raise additional funds, either from the sale of equity or debt, or from the exercise of outstanding options if the Company is not successful in generating operating revenues, of which there can be no assurance.

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

There can be no assurance that any additional options will be exercised or that additional debt or equity financing will be available to the Company, whether at terms agreeable to the Company or otherwise.

          In pursuit of its diversified medical business, the Company has entered into contractual relationships and, following the end of its recent fiscal year, has recently entered into a letter of intent with UBI for the purpose of acquiring UBI. In addition, the Company has entered into consulting agreement with ETCL. As a result of these recent agreements, the Company plans upon engaging in the business of selling a variety of medical products including HSA, DNA Analyzers, and Test Kits. If the letter of intent with UBI results in a completed acquisition, UBI will become a wholly owned subsidiary of the Company. This acquisition will result in the Company having acquired from UBI its sources of HSA, as well as the marketing, distribution and representation agreements for HSA in Central and South America. The sources of HSA should permit the Company to satisfy the existing and potential future orders, if any, for HSA that have been and may in the future be generated by ETLC from Guinea and elsewhere in West Africa.

          The acquisition will also provide the Company with certain non-exclusive marketing rights to distribute the DNA Analyzer in Mexico. If the agreement for the acquisition of UBI is completed, the Company will also have assigned from UBI orders for HSA and Cholera Test Kits as follows: Mexico (Cholera Test Kits) $351,000; Brazil (HSA) $106,500; Peru (HSA) $88,750; Ecuador
(HSA) $177,500; Colombia (HSA) $53,250; Bolivia (HSA) $53,250; Argentina (HSA) $106,500; and certain conditional orders that are to be priced following receipt by the customers in Mexico and Brazil of test vials and unit pricing for HSA. The contemplated consideration to be paid if the acquisition is completed is presently 2,300,000 shares of common stock, which shares are to be registered in a registration statement on Form S-1 under the Securities Act of 1933, as amended (the "Act"), which registration statement shall provide for the resale by the persons being issued the Company's shares. In addition, the agreement contemplates the Dr. Jerry Thornthwaite, president and principal shareholder of UBI, will be granted certain stock options pursuant to an employment agreement to be executed with the Company. The shares underlying the employee stock option granted to Dr. Thornthwaite and other employees will also be registered in such registration statement or under another form appropriate under the Act.

          The Company has recently been informed by ETLC that it has received an initial order from the Government of the Republic of Guinea for Test Kits and HSA, in the amount of $200,000, and for generic drugs and vitamins in the minimum amount of $500,000 and the maximum amount of $1,000,000. The timing for shipment of such order is presently planned to commence in September, 1996, and to continue during the ensuing twelve months. The Company reasonably expects that these orders will generate operating revenues for the Company in the third quarter of 1996. As stated above, supply of generic drugs and vitamins to fulfill the purchase order shall be available at prices and in amounts and terms satisfactory to the Company. Neither the Company nor ETLC presently can estimate the length of time that will be required to secure the supply from third party manufacturers and/or suppliers of the generic pharmaceutical products and vitamins to satisfy the orders generated from Guinea or the anticipated orders that the Company hopes to generate from other West African country within the territory granted to ETLC.

                          PART II  - OTHER INFORMATION


Item 1.  Legal Proceedings

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


Item 2.  Changes in Securities

          The Company filed a Certificate of Amendment to the Certificate of Incorporation to increase its authorized capital stock to 200,000,000 shares of common stock, par value $.001 per share.

Item 3.  Defaults Upon Senior Securities

          NONE

Item 4.  Submission of Matters to a Vote of Security Holders

          NONE

Item 5.  Other Information

          NONE

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits and Reports on Form 10-QSB

                                                                    Sequential
Exhibit No.                    Document Description                   Page No.
- -----------    -------------------------------------------------    ------------

   3.01        Articles of Incorporation

   3.02        Amendment to Articles of Incorporation filed
               December 3, 1991 changing name to Gerard
               Enterprises, Ltd. and increasing authorized shares to 25,000,000




   3.03        Amendment to Articles of Incorporation filed
               November 23, 1992 changing name to Tera West
               Ventures, Inc. and increasing authorized to 50,000,000 shares

   3.04        Amendment to Articles of Incorporation filed
               April 8, 1993 changing name to Tera West
               Ventures, Inc. and authorized 50,000,000 shares of Series A Preferred Stock

   3.05        Amendment to Articles of Incorporation filed
               March 15, 1995 changing name to American Diversified
               Group, Inc.

   3.06        Amendment to Articles of Incorporation filed
               July 17, 1996 changing name to increase authorized shares to 200,000,000 shares par value $.001

   3.11        Certificate of Incorporation of American Diversified
               Medical Corp., a Delaware Corporation

   10.6        Contract to acquire American Diversified Medical Corp.

   10.7 Assignment from Ameril Corporation and Assumption by ADGI of Equipment Lease with C&W Leasing
               (DNA Analyzer)

   (b)         Reports on Form 8-K


The Company filed no reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURE


          In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             AMERICAN DIVERSIFIED GROUP, INC.


                                             By: Jerrold R. Hinton, President
                                                 ----------------------------
                                                 Jerrold R. Hinton, President,
                                                 Chief Executive Officer and
                                                 Director

                                             Date: August 12, 1996
                                                   ---------------