Form 10QSB
period 1996-06-30
AMERICAN DIVERSIFIED GROUP INC
filed 1996-08-13
CIK 919742

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT
       FOR THE TRANSITION PERIOD FROM  _____________  TO  _____________

Commission file number: 0-23532

                       AMERICAN DIVERSIFIED GROUP, INC.
                       --------------------------------

                    NEVADA                                  86-0359523
                    ------                                  ----------
    (State or Other Jurisdiction                          (IRS Employer
          of Incorporation)                            Identification No.)

              501 South Dixie Highway, West Palm Beach, FL 33401
               -------------------------------------------------
                   (Address of Principal Executive Offices)

                                (407) 832-5208
                                --------------
                           Issuer's telephone number


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

                      Yes                           No X
                         ----                         ----

Check whether the registrant filed all documents and reports required to be filed by section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under plan confirmed by court.

                      Yes                           No
                         ----                         ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

54,962,560 shares of Common Stock, $.001 par value, as of June 30, 1996

Transitional Small Business Disclosure Format (check one):

                      Yes                           No X
                         ----                         ----


                                 Page 1 of 14.

                       PART I  -  FINANCIAL INFORMATION


Item 1.  Financial Statements.

          The financial statements contained in this Form 10-QSB include all adjustments which in the opinion of the management are necessary in order to make the financial statements not misleading.

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.

                             FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 JUNE 30, 1996

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                             FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996



                                                                      Page
                                                                      ----

Balance Sheet                                                           1

Statements of Operations                                                2

Statements of Cash Flows                                                3

Notes To Financial Statements                                           5


                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)
                              AS OF JUNE 30, 1996



ASSETS
- ------

Current Assets:
    Cash                                             $    11,436
    Stock Subscriptions Receivable                        81,000
    Advances Receivable                                   45,482
    Inventories                                            5,000
    Deferred Consulting Fees                           1,657,351
                                                     -----------
        Total Current Assets                                           1,800,269

Fixed Assets:
    Property and Equipment (Net)                                          20,102

Other Assets:
    Prepaid Acquisition Costs                             44,800
    Deposits                                                 570
        Total Other Assets                                                45,450
                                                                      ----------

        TOTAL ASSETS                                                  $1,865,821
                                                                      ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
- ------------------------------------

Current Liabilities:
    Accounts Payable and Accrued Expenses            $    25,781
    Due to Related Parties                                32,000
    Note Payable to Related Party                         51,000
                                                     -----------
        Total Current Liabilities                                        108,781

Shareholders' Equity:
    Preferred Stock, Series A, $10 par value
        authorized 50,000 shares, none outstanding            --
    Common Stock, par value $.001 per share,
        authorized 100,000,000 shares; issued and
        outstanding 54,962,560 shares                     54,962
    Additional Paid-In Capital                        12,593,019
    Accumulated Deficit                              (10,890,941)
                                                     -----------
        Total Shareholders' Equity                                     1,757,040
                                                                      ----------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $1,865,821
                                                                      ==========


SEE NOTES TO FINANCIAL STATEMENTS

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                          6 MONTHS      6 MONTHS      3 MONTHS      3 MONTHS
                                            ENDED         ENDED         ENDED         ENDED
                                           JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                             1996          1995          1996          1996
                                         -----------   -----------   -----------   -----------

Revenues:
    Other Income                          $        0    $        0    $        0    $        0

Expenses:
    General and Administrative             2,083,947       382,385       659,778       142,387
                                         -----------   -----------   -----------   -----------

Loss From Operations                      (2,083,947)     (382,385)     (659,778)     (142,387)

Other Losses (Gains):
    Loss on Disposal of Subsidiary                       2,545,076
    Loss on Possible Acquisition                           250,000
    Loss on Settlement of Litigation                       375,000
    Loss (Gain) on Settlement                 (4,795)
                                         -----------   -----------   -----------   -----------

        Total Other Losses (Gains)            (4,795)    3,170,076             0             0
                                         -----------   -----------   -----------   -----------

Net Loss                                 ($2,079,152)  ($3,552,461)  ($  659,778)  ($  142,387)
                                         ===========   ===========   ===========   ===========

Net Loss Per Share                       ($   0.0378)  ($   0.0891)  ($   0.0119)  ($   0.0032)
                                         ===========   ===========   ===========   ===========

Average Number of Shares Outstanding      54,962,560    39,850,243    55,237,776    44,462,964
                                         ===========   ===========   ===========   ===========



SEE NOTES TO FINANCIAL STATEMENTS

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        6 MONTHS        6 MONTHS        3 MONTHS        3 MONTHS
                                                        ENDED           ENDED           ENDED           ENDED
                                                        JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                        1996            1995            1996            1995
                                                        ----------     ----------      ----------      ----------
Cash Flows From Operating Activities:
 Net Loss                                              ($2,079,152)    ($3,552,461)    ($659,778)      ($142,387)
 Depreciation                                                2,022                         1,222
 General and Administrative Expenses
  Paid by Stock                                          1,981,667         374,600       592,750         146,600
 Other Losses Paid by Stock                                                375,000
 Loss on Disposal of Subsidiary                                          2,545,076
 Loss on Possible Acquisition                                              250,000
 Increase in Deposits                                        (570)
 Increase (Decrease) In Accounts Payable
  and Accrued Expenses                                      7,995              984         8,051          (5,226)
 Increase (Decrease) In Due To Related Parties             32,000                        (10,000)
                                                         --------         --------     ----------      ---------
   Net Cash Flows From Operating Activities               (56,078)          (6,801)      (67,755)         (1,013)
                                                         --------         --------     ----------      ---------

Cash Flows From Investing Activities:
 Increase in Advances Receivable                          (45,482)                       (45,482)
 Acquisition of Property and Equipment                       (550)                          (550)
 Payments for Prepaid Acquisition Costs                   (19,398)             --        (17,398)            --
                                                         ---------        --------      --------        ---------
   Net Cash Flows From Investing Activities               (65,430)             --        (63,430)            --
                                                         ---------        --------      --------        ---------

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        6 MONTHS        6 MONTHS        3 MONTHS        3 MONTHS
                                                        ENDED           ENDED           ENDED           ENDED
                                                        JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                        1996            1995            1996            1995
                                                        ----------     ----------      ----------      ----------
Cash Flows From Financing Activities:
 Sales of Common Stock                                     81,000                         81,000
 Proceeds from Notes Payable to Related Party              51,000                         51,000
                                                        -----------    -----------     ----------     -----------
   Net Cash Flows From Financing Activities               132,000               0        132,000               0
                                                        -----------    -----------     ----------     -----------

Net Increase (Decrease) In Cash                            10,492          (6,801)           815           (1,013)

Cash, Beginning of Period                                     944           6,801         10,621            1,013
                                                         ---------     -----------      ---------     ------------

Cash, End of Period                                       $11,436        $      0        $11,436          $      0
                                                         =========     ===========      =========     ============

Non-Cash Transactions:

1. Issued 17,850,000 shares of common stock for services of $3,034,500 in 1996 and 4,660,000 shares for services of $374,600 in 1995.
2. Issued 2,000,000 shares of common stock for pending acquisition; recorded at par value ($.001 per share) in 1996.
3. Issued 8,100,000 shares of common stock for possible acquisitions valued at $250,000 in 1995.
4. Issued 150,000 shares of common stock in settlement of litigation of $375,000 in 1995.

SEE NOTES TO FINANCIAL STATEMENTS

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

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

          NONE

Item 5.  Other Information

          NONE

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits and Reports on Form 10-QSB


                                                                   Sequential
Exhibit No.                   Document Description                  Page No.
- -----------       -------------------------------------------      ----------

    3.01          Articles of Incorporation




    3.02          Amendment to Articles of Incorporation
                  filed December 3, 1991 changing name to
                  Gerard Enterprises, Ltd. and increasing
                  authorized shares to 25,000,000

    3.03          Amendment to Articles of Incorporation
                  filed November 23, 1992 changing name to Tera West Ventures, Inc. and increasing authorized shares to 50,000,000

    3.04          Amendment to Articles of Incorporation
                  filed April 8, 1993 changing name to
                  Tera West Ventures, Inc. and authorized
                  50,000,000 shares of Series A Preferred
                  Stock

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

    (b)           Reports on Form 8-K

The Company filed a report on Form 8-K on July 16, 1996.

                                   SIGNATURE


          In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             AMERICAN DIVERSIFIED GROUP, INC.


                                             By: Jerrold R. Hinton, Pres.
                                                 -----------------------
                                                 Jerrold R. Hinton, President,
                                                 Chief Executive Officer and
                                                 Director

                                             Date: August 12, 1996
                                                   --------------