Form 10QSB/A
period 1996-06-30
AMERICAN DIVERSIFIED GROUP INC
filed 1996-12-26
CIK 919742

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 Form 10-QSB/A



(Mark one)

[X] AMENDMENT TO QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996
                                    -------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from ____________ to _____________

                         Commission file number 0-023532
                                                --------


                        AMERICAN DIVERSIFIED GROUP, INC.
       (Exact name of small business issuer as specified in its charter)

                 Nevada                     86-0349523
                 ------                     ----------
     (State or other jurisdiction of        (IRS Employer identification No.)
     incorporation or organization)

               501 South Dixie Highway, West Palm Beach, FL 33401
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 832-5208
                                 --------------
                          (Issuer's telephone number)

                                 Not Applicable
                                 --------------
       (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [_]



                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.001 par value 54,962,560 shares outstanding as of June 30, 1996.

Transitional Small Business Disclosure Format:  Yes     No  X
                                                    --      -

                                     INDEX


                        AMERICAN DIVERSIFIED GROUP, INC.


PART I    FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)



          Financial Data Schedule (Attached as Exhibit 27)

PART II.  OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K



        Exhibit 27

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMERICAN DIVERSIFIED GROUP, INC.
                              (Registrant)



December 23, 1996             By:  /s/Jerrold R Hinton
-----------------                  -------------------
                                   Jerrold R. Hinton
                                   President, Chief Executive Officer