Form 10QSB
period 1996-09-30
AMERICAN DIVERSIFIED GROUP INC
filed 1996-12-26
CIK 919742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark one)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996
                                       ------------------

 [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

           Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Common Stock, $.001 par value 54,962,560 shares outstanding as of September 30, 1996.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ---     ---

                                      INDEX

                        AMERICAN DIVERSIFIED GROUP, INC.

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Balance Sheet - September 30, 1996 (Unaudited).

            Statements of Operations - Three months and Nine months ended September 30, 1996 and 1995 (Unaudited).

            Statements of Cash Flows - Three months and Nine months ended September 30, 1996 and 1995 (Unaudited).

            Financial Data Schedule

            Notes to Financial Statements

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)
                           AS OF SEPTEMBER 30, 1996


ASSETS
------

Current Assets:
    Cash                                                          $1,797
    Stock Subscriptions Receivable                                49,500
    Advances Receivable                                                -
    Inventories                                                    5,000
    Deferred Consulting Fees                                     603,500
                                                        -----------------
        Total Current Assets                                                      659,797

Fixed Assets:
    Property and Equipment (Net)                                                   18,870

Other Assets:
    Deferred Consulting Fees-Long Term                           155,125
    Deposits                                                         570
                                                        -----------------
        Total Other Assets                                                        155,695
                                                                          ----------------

        Total Assets                                                             $834,362
                                                                          ================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
    Accounts Payable and Accrued Expenses                       $640,811
    Due to Related Parties                                       109,658
    Note Payable to Related Party                                 52,500
                                                        -----------------
        Total Current Liabilities                                                 802,969

Shareholders' Equity:
    Preferred Stock, Series A, $10 par value
       authorized 50,000 shares; none outstanding            -
    Common Stock, par value $.001 per share,
       authorized 200,000,000 shares; issued and
       outstanding 54,962,560 shares                              54,962
    Additional Paid-In Capital                                12,593,019
    Accumulated Deficit                                      (12,616,588)
                                                        -----------------
          Total Shareholders' Equity                                               31,393
                                                                          ----------------

          Total Liabilities and Shareholders' Equity                             $834,362
                                                                          ================


SEE NOTES TO FINANCIAL STATEMENTS

                        AMERICAN DIVERSIFIED GROUP, INC.
                        FORMERLY TERA WEST VENTURES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  9 MONTHS         9 MONTHS         3 MONTHS           3 MONTHS
                                                    ENDED            ENDED            ENDED              ENDED
                                                   SEPT 30,         SEPT 30,         SEPT 30,           SEPT 30,
                                                     1996             1995            1996               1995
                                                 =============    ============    ===============    =============
Revenues:
  Other Income                                             $0              $0                 $0               $0

Expenses:
  General and Administrative                        3,664,714         519,009          1,580,767          136,624
                                                 -------------    ------------    ---------------    -------------

Loss From Operations                               (3,664,714)       (519,009)        (1,580,767)        (136,624)

Other Losses (Gains):
   Loss on Disposal of Subsidiary                                   2,545,076
   Losses on Possible Acquisitions                    144,880         250,000            144,880
   Loss on Settlement of Litigation                                   375,000
   Loss (Gain) on Settlement                           (4,795)
                                                 -------------    ------------    ---------------    -------------

       Total Other Losses (Gains)                     140,085       3,170,076            144,880                0
                                                 -------------    ------------    ---------------    -------------

Net Loss                                          ($3,804,799)    ($3,689,085)       ($1,725,647)       ($136,624)
                                                 =============    ============    ===============    =============

Net Loss Per Share                                   ($0.0709)       ($0.0926)          ($0.0314)        ($0.0034)
                                                 =============    ============    ===============    =============

Average Number of Shares Outstanding               53,650,020      39,840,408         54,962,560       39,821,631
                                                 =============    ============    ===============    =============


SEE NOTES TO FINANCIAL STATEMENTS

                        AMERICAN DIVERSIFIED GROUP, INC.
                        FORMERLY TERA WEST VENTURES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            9 MONTHS           9 MONTHS            3 MONTHS           3 MONTHS
                                                              ENDED              ENDED               ENDED              ENDED
                                                             SEPT 30,           SEPT 30,            SEPT 30,           SEPT 30,
                                                              1996               1995                1996                1995
                                                        ================    ===============    ================    ===============
Cash Flows From Operating Activities:
    Net Loss                                                ($3,804,799)       ($3,689,085)        ($1,725,647)         ($136,624)
    Depreciation                                                  3,254                870               1,232                870
    General and Administrative Expenses
      Paid by Stock                                           2,905,875            412,100             924,208             37,500
    Other Losses Paid by Stock                                                     375,000
    Loss on Disposal of Subsidiary                                               2,545,076
    Losses on Possible Acquisitions                             144,880            250,000             144,880
    Increase in Deposits                                           (570)
    Increase (Decrease) In Accounts Payable
     and Accrued Expenses                                       622,985             (3,290)            615,030             (4,274)
                                                        ----------------    ---------------    ----------------    ---------------
         Net Cash Flows From Operating Activities              (128,375)          (109,329)            (40,297)          (102,528)
                                                        ----------------    ---------------    ----------------    ---------------


Cash Flows From Investing Activities:
   Increase in Advances Receivable                             (100,000)          (137,955)            (54,518)          (137,955)
   Acquisition of Property and Equipment                           (550)            (8,866)                                (8,866)
   Payments for Prepaid Acquisition Costs                       (44,880)                               (25,482)
                                                        ----------------    ---------------    ----------------    ---------------
         Net Cash Flows From Investing Activities              (145,430)          (146,821)            (80,000)          (146,821)
                                                        ----------------    ---------------    ----------------    ---------------


Cash Flows From Financing Activities:
   Sales of Common Stock                                        112,500            250,000              31,500            250,000
   Proceeds from Loans Payable to Related Parties               142,658                                 77,658
   Payments on Loans Payable to Related Parties                 (33,000)
   Proceeds from Note Payable to Related Party                   52,500                                  1,500
                                                        ----------------    ---------------    ----------------    ---------------
         Net Cash Flows From Financing Activities               274,658            250,000             110,658            250,000
                                                        ----------------    ---------------    ----------------    ---------------

                        AMERICAN DIVERSIFIED GROUP, INC.
                        FORMERLY TERA WEST VENTURES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                         9  MONTHS      9 MONTHS          3 MONTHS         3 MONTHS
                                            ENDED         ENDED             ENDED            ENDED
                                           SEPT 30,      SEPT 30,          SEPT 30,         SEPT 30,
                                            1996           1995              1996             1995
                                       =============   =============    =============    ============
Net Increase (Decrease) In Cash                 853          (6,150)          (9,639)            651


Cash, Beginning of Period                       944           6,801           11,436               -
                                       -------------   -------------    -------------    ------------


Cash, End of Period                          $1,797            $651           $1,797            $651
                                       =============   =============    =============    ============


Non-Cash Transactions:

1. Issued 17,850,000 shares of common stock for services of $3,034,500 in 1996 and 4,960,000 shares for services of $412,100 in 1995.
2. Issued 450,000 shares of common stock for stock subscriptions receivable of $81,000 in 1996 for which $9,000 was collected and $22,500 applied against obligations owed to the stockholder; $49,500 balance outstanding at 9/30/96.
3. Issued 2,000,000 shares of common stock for possible acquisition; recorded at par value ($.001 per share) in 1996.
4. Issued 8,100,000 shares of common stock for possible acquisitions valued at $250,000 in 1995.
5. Issued 150,000 shares of common stock in settlement of litigation of $375,000 in 1995.
6. Issued 80,000 shares of common stock for inventory and equipment valued at $20,000 in 1995.
7. Consulting services valued at approximately $600,000 were paid for with company stock held by a shareholder in 1996; the company recorded a corresponding liability which is to be paid with company stock with equal value.


SEE NOTES TO FINANCIAL STATEMENTS

                        AMERICAN DIVERSIFIED GROUP, INC.
                        FORMERLY TERA WEST VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1996

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

Certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of December 31, 1995 contained in the Company's Annual Report on Form 10-KSB.

NOTE 2 - EARNINGS (LOSS) PER SHARE

Per share information is computed based upon the weighted average number of shares outstanding during the period.

Item 2.         Management's Plan of Operation

                The Company has never had revenues from operations. During the third quarter of 1996, the Company paid it operating expenses, including its general and administrative expenses, principally by loans from officers and directors. Further, a shareholder, at the request of the Company, transferred shares of the Company's common stock to third party consultants and others as payment, on behalf of the Company of its obligations to such third parties. the Company has agreed to reimburse the shareholder for the value of the advances made during the quarter by the issuance of shares of the Company in a registration statement on Form S-1 which the Company contemplates filing, in or about the first quarter of 1997.

                 Reference is made to the Company's Financial Statements, the Report of the Independent Auditors, and Notes to Financial Statements with respect to questions of "going concern" in the event that the Company does not generate revenues from operations. The Company is also in the process of completing a private placement of its securities, which include one share and an option to acquire one additional share, for the purposes of raising a minimum of $100,000 and a maximum of $500,000. The Company has received commitments to date for a total of $150,000 pursuant to the private placement, but has not yet received any subscription proceeds.

                Since the end of the quarter ended June 30, 1996, the Company has received firm initial order from the Ministry of Health of the Republic of Guinea, located in West Africa, for Test Kits (for cholera, strep, gonorrhea and syphilis) and for Human Serum Albumin ("HSA"), the serum component of whole blood. HSA is commonly used in accidents, as well as in operations and warfare conditions where there is a significant loss of blood. HSA serves as a short term blood substitute that can help prevent shock and death from loss of blood. In addition, because HSA does not require refrigeration, it is most suitable for use in areas such as West Africa, as well as in Central and South America, where health care is often provided in the field. The initial order for HSA and Test Kits was in the amount of $200,000. The Company also received an additional order from the Republic of Guinea for generic pharmaceutical products in the amount of $718,000. The Company is presently pursuing the outsourcing of the generic pharmaceutical products from third-party manufacturers. The Company believes that it will begin to ship products, including Test Kits and HSA by December 31, 1996 or shortly thereafter. The Use of Proceeds from the private placement specifically contemplates the use of certain proceeds to facilitate the initial purchase and shipment of the products under both orders. The Company reasonably expects that operating revenues will be generated during no later than the first quarter of 1997 and should continue as the Company continues to deliver products, including the increasing orders for generic pharmaceutical products during fiscal 1997.

                In connection with the orders for generic pharmaceutical products from the Republic of Guinea, the Company has been informed that its consultant, Emerging Trends Linkages Corp., of New York, has recently received bank guarantees from the National Bank of Guinea, a correspondent of Credit Lyonnais, to guaranty that the Company shall be paid for all products delivered to the Republic of Guinea under existing orders. Based upon the bank guarantees and the anticipated proceeds from the private placement, the Company has negotiated with several manufacturers for the purpose of supplying the generic pharmaceutical products subject to the order. The Company believes that it will be able to outsource all of the generic pharmaceutical products from third parties at prices that will enable it to generate satisfactory profit margins.

                In addition, the Company has recently received an increased commitment from Emerging Trends, pursuant to which it has agreed to deliver up to $15,000,000 in future orders for generic pharmaceuticals during the period through December 31, 1997. Emerging Trends has represented to the Company that it reasonably believes that such level of orders may be expected from the Republic of Guinea and from other countries in West Africa where Emerging Trends has representatives. Such orders are presently being negotiated by Emerging Trends and its West African representatives with the Republic of Guinea, the Government of Mali and elsewhere in West Africa. Based upon these representations and the amount of orders received from the Republic of Guinea during the second half of 1996, following the engagement by the Company of Emerging Trends as a consultant, the Company believes that Emerging Trends will be able to fulfill its increased commitment to the Company during fiscal 1997.

                The Company shall be dependent upon at least the minimum proceeds from the private placement and from generating operating revenues from the shipment of products. Further, the Company is presently exploring the possibility of financing the purchase of products subject to the orders, utilizing as collateral the bank guarantees. While the Company believes that such efforts will be successful, at least in part, there can be no assurance that it will in fact be able to secure such financing in a timely manner, or at terms satisfactory to the Company. any delay in securing financing or completing the private placement would likely result in the delay of the commencement of shipping orders to the Republic of Guinea, which would have an adverse effect upon the Company. However, the Company is not subject to any specific timetable with respect to these orders, nor is any penalty or cancellation provision applicable.

                During the quarter ended September 30, 1996, and principally as a result of the Company's development of its medical pharmaceutical business in West Africa, the Company determined to terminate or otherwise not pursue certain business opportunities that it previously contemplated or in one instance a proposed candidate for purchase reneged on its obligations to the Company following a preliminary contract with the Company. As a result, the Company recorded "other losses" totaling $144,880 during the quarter, with respect to the following matters: expenses incurred in initially evaluating the Aptek Communication Products Inc. acquisition that the Company did not pursue; losses recorded for monies advanced in connection the acquisition of Imaging System Synergies, Inc., which acquisition ISS terminated after receiving approximately $100,000 from the Company. The Company is presently pursuing ISS for the sums advanced in good faith in connection with the proposed acquisition, by at this time the Company is unable to determine whether it shall recover any of the monies advanced to ISS.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

           NONE

Item 2.    Changes in Securities

           NONE

Item 3.    Defaults upon Senior Securities

           NONE

Item 4.    Submission of Matters to a Vote of Security Holders

           NONE

Item 5.    Other Information

           NONE

Item 6.    Exhibits and Reports on Form 8-K

           Reports on Form 8-K and 8-K/A

           Exhibit 27 (attached as last page to Financial Statements, following Notes to Financial Statements)

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICAN DIVERSIFIED GROUP, INC..
                                   (Registrant)



December 18, 1996                  By:  /s/Jerrold R Hinton
-----------------                       -------------------
                                          Jerrold R. Hinton
                                          President, Chief Executive Officer