Form 10KSB/A
period 1995-12-31
AMERICAN DIVERSIFIED GROUP INC
filed 1997-03-12
CIK 919742

                     US SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-KSB/A

  (Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [Fee Required]
                  For the fiscal year ended December 31, 1995
     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee required]
              For the transition period from  _____________  to  _____________

                               Commission file number: 0-23532
                               -------------------------------

                   AMERICAN DIVERSIFIED GROUP, INC.
             ---------------------------------------------

          NEVADA                                      88-0292161
       ------------                                 -----------------
   (State or Other Jurisdiction                       (IRS Employer
     of Incorporation)                                 Identification No.)

                    700 Canal Street, 3rd Floor, Stamford, CT 06902
        --------------------------------------------------------------------
                        (Address of Principal Executive Offices)

                                (203) 328-3092
                              ---------------------
                           Issuer's telephone number

  Securities registered under Section 12 (b) of the Exchange Act: None
                                                                  ----
                                    (Title of class)

  Securities registered under Section 12(g) of the Exchange Act common stock, par value $.001
                      -----------------------------
                         (Title of class)

  Check whether the issuer: (i) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days.

                    Yes    XX    No
                          -----      ----

  Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Registrant had no revenues for its recent fiscal year ended December 31, 1995. The aggregate market value of the voting stock held by non-affiliates(*) of the Registrant based on the average bid and asked prices of $.06 and $.065 respectively, of such common stock as of February 27, 1997 is $4,228,910, based upon an average of $.0625 multiplied by 67,662-560 shares of common stock as of January 27, 1997 held by non-affiliates. As of February 27, 1997, the Registrant had a total of 68,662,560 shares of common stock, par value $.001 outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     There are no documents incorporated by reference in this report on
  Form 10-KSB/A except for certain previously filed exhibits identified in Part
                                                             ------------------
  III, Item 13, hereof.
  ---------------------------

  (*) Affiliates for the purposes of this Item refer to the officers, directors and/or persons or firms owning 5% or more of the Registrant's common stock, both record and beneficially.

                                Page 1 of 22.

                                    PART I

  Item 1.    Description of Business


  Background-Fiscal 1995
  ----------------------

     American Diversified Group, Inc., a Nevada corporation (hereinafter the "Company" or the "Registrant"), was incorporated under the laws of the State of Nevada as Terra West Homes, Inc. on January 16, 1979. In October, 1991, the Company changed its name to Gerard Enterprises, Ltd. and in November, 1991, changed its name to Tera West Ventures, Inc. On March 15 1995, the Company's name was changed to American Diversified Group, Inc. in contemplation of the planned acquisition of American Diversified Medical Corporation ("ADMC"), which transaction was terminated as discussed below.

     At December 31, 1994, the Company, which was then known as Tera West Ventures, Inc., owned approximately 70% of the outstanding common stock of Aimrite Systems International, Inc. ("Aimrite"). The Company's interest in Aimrite was acquired in exchange for 16,500,000 shares of the Company's common stock issued between December 1993 and January 1995. Aimrite owned patents and technology covering computer-controlled shock absorber and air suspension systems. Pursuant to an agreement with Kenneth Coleman, the principal of Aimrite, granted Mr. Coleman the right to acquire the Company's interest in Aimrite. This right was granted in the event that the Company determined not to devote its resources to the development of the shock absorber and air suspension systems, or in the event that the Company had a change in management.

     The Company determined that it would devote its efforts towards becoming a medical products company and as a result, on March 28, 1995, Kenneth Coleman, the President of Aimrite, resigned as a director and as president of Tera West Ventures, Inc., and exercised his right to purchase the Company's interest in Aimrite. As a result of the exercise by Mr. Coleman of this right, assets previously reflected on the Company's Annual Report of Form 10-KSB for its fiscal year ended December 31, 1994, in the amount of approximately $4,200,000 were removed from the Company's balance sheet, and this reduction was duly reported in the Form 10-QSB for the three month period ended March 31, 1995. Further, the removal of these assets, as well as the liabilities of Aimrite, also had an impact on shareholders' equity, which reduction when written off resulted in a loss of approximately $2,500,000 which was also reported on the Form 10-QSB for the three month period ended March 31, 1995. See Note 2 to the Financial Statements for the year ended December 31, 1995.

     Prior to the exercise by Mr. Coleman of the purchase option, the Company determined to enter into an acquisition agreement involving the purchase of ADMC. However, as a condition precedent to the formal closing of this acquisition, ADMC had to satisfy its representation to the Company that it had net worth of $2,000,000 at the date of closing. As a result of ADMC's failure to satisfy such net worth requirement, the closing of this acquisition was terminated with a rescission and settlement that resulted in the cancellation of 8,530,000 of the restricted shares of the Company's common stock that had been issued to ADMC's stockholder, Ameril Corp., in contemplation of the closing. Ameril Corp., prior to the rescission and settlement with the Company, had transferred 2 million of the shares in a private transaction to an unaffiliated third party. As a result, the Company determined that it was in its best interests to settle with Ameril on terms that provided for the cancellation of the 8.53 million shares rather than litigate, at possibly significant expense, in an effort to achieve cancellation of the additional 2 million shares that had been transferred.

     As part of the determination to terminate the ADMC acquisition, the Registrant entered into a one (1) year consulting agreement with Andrew Montero pursuant to which Montero agreed to identify potential joint venture or acquisition candidates for the Registrant to pursue business opportunities and provide other services to the Registrant with respect to Registrant and its product line, as contemplated. In consideration for the consulting services, Registrant issued to Montero 1,200,000 shares which were included in the December 13, 1995 registration statement on Form S-8. As part of his services to Registrant, Montero was instrumental in negotiating the termination of the agreement to acquire ADMC and the cancellation and physical return of the above referenced 8.53 million shares to Registrant's transfer agent.

     In the same registration statement on Form S-8, the Company registered a total of 1 million shares to Messrs. Elliot Bauer and Leonard Cohen, the principals of AVIX International Pharmaceutical Corp. ("AVIX"), in consideration for a one (1) year consulting agreement with the Company. The services provided by AVIX included identification of pharmaceutical firms for potential joint ventures with ADGI, services with respect to the approval process for the commercial sale of medical products in the United States and internationally, identification of investment banking firms for possible relationships with ADGI and its ventures, and dissemination of information concerning ADGI and its proposed products and services to the medical community, and services in connection with public relations firms, among other services. In furtherance of its obligations to provide services to ADGI, AVIX: introduced ADGI to a new source of Human Serum Albumin ("HSA"), a product in that is widely regarded to be in short supply internationally, and is comprised of the serum component of whole blood. HSA is commonly used in accidents, as well as in operations and warfare conditions where there is a significant loss of blood, and where HSA serves as a short-term blood substitute which prevents shock. In addition, HSA does not require refrigeration and therefore is well suited to the climates in Central and South American, as well as in other tropical areas, such as Africa, where refrigeration is not readily available in outlying areas. AVIX also made the initial introduction of ADGI to Emerging Trends Linkages Corp. ("ETLC"), a New York corporation, although no formal business relationship was formed between ADGI and ETLC until February 12, 1996 (See the discussion below with respect to orders from the Republic of Guinea and registration of products in West Africa). Further. AVIX was responsible for the introduction of ADGI to Judith Grossman, who became a consultant to ADGI in mid 1995 and has provided continuing services to ADGI for approximately the past eighteen months to date, including services that led to ADGI's receipt of a commitment of pre-export financing from an institutional investment bank for the purpose of funding the purchase of pharmaceutical products that are the subject of ADGI's orders from the Republic of Guinea. See "Subsequent Events; Consulting Agreements; Recent Business Developments".

     Following the exercise by Kenneth Coleman of his right to repurchase the 70% interest in Aimrite from the Company, and the termination of the acquisition agreement with respect to ADMC because ADMC did not have the business net worth that ADMC had represented to the Company in writing in the acquisition agreement, the Company should be considered through fiscal 1995 to continue to be a holding company. During 1995 and into 1996, the Company was in search of a business or assets that it could acquire, in order to become an operating company. To that end, the Company continued to investigate several opportunities principally in the medical products field, including the distribution of HSA and test kits to test cholera, gonorrhea, strep and syphilis (the "Test Kits") but also explored other potential acquisitions and fields, including computer and technology products and services. See the discussion below under "Subsequent Events".

     During fiscal 1995 and beginning in early 1996, while the Registrant did not have actual operations, it believed that its future lay principally in the field of medical products, including HSA and Test Kits, and believed that the likely market for such products was in Mexico and South America, as well as in other developing countries. However, during 1995, Registrant did not have an assured supply for such products, which it sought to develop, with the assistance of third parties, and also lacked a means to purchase and distribute products, assuming that both supply of and orders for such products were obtained. The Company, therefore, pursued third party sources for HSA and Test Kits and sought to acquire orders for such products, principally in Mexico and South America.

     During the same period, the Company also contemplated the potential of establishing a research or commercial medical laboratory; as well as the purchase and resale of used medical equipment, although it has not been actively involved in the latter two pursuits.

     In connection with the efforts to acquire sources of HSA, the Company, through the efforts of United Biomedical, Inc., a Florida corporation ("UBI"), found a supplier of HSA in China, which furnished samples of HSA for shipment to certain potential customers for HSA that had been developed by UBI in Mexico and South America. However, when HSA was in short supply or was otherwise temporarily unavailable though UBI's initial supplier, UBI was introduced to a new Chinese manufacturer of HSA by AVIX, a consultant to the Registrant. In addition to the arrangement that AVIX made for HSA supply directly from the manufacturer in China, AVIX also introduced the Company to Hemo Biologics International, Inc., of Ft. Lauderdale, FL, which had another HSA source in China. The services provided by AVIX and UBI in finding HSA sources for the Company were provided pursuant to the consulting agreements between the Company and UBI and AVIX, discussed more fully below, and therefore no additional consideration was given to either UBI or AVIX for such introductions.

       The Company understands that alternate sources of HSA are necessary and believes that it will be successful in developing alternate suppliers of HSA, with the introduction by UBI, following the end of the 1995 fiscal year, of a manufacturer of HSA in Argentina. Such alternate sources are necessary in the event that any one supplier shall have a temporary shortfall, as has occurred from time to time in the past. The Company is not required to have any licenses to sell or export HSA or any of its existing products that it is endeavoring to sell because in each instance with the manufacturer or the distributor through whom the Company shall supply products subject to any orders shall have all required licenses. However, in each instance, the Company or its representatives must submit samples of each product from a designated supplier/manufacturer. Therefore, if and when the manufacturer or supplier of any pharmaceutical product that is the subject of an order changes, the Company, and all entities conducting similar business, must submit new samples conforming with the products that are the subject of the order or the pending registration process, in order to secure approval or complete a sale.

       Registrant, following the end of the fiscal year, was able to outsource, with the assistance of UBI access to Test Kits for cholera, syphilis, gonorrhea and strep. These new sources for both HSA and Test Kits require that the respective products be submitted for approval prior to shipment of orders that are the subject of the purchase orders assigned to the Company by UBI from Mexico and South America, as discussed below. When and if the products are approved for registration in each of the countries, the Company would be in position to ship and be paid for the products that are subject of the orders. This could also result in the Registrant being able to generate future sales of medical products, including Test Kits and HSA, but there can be no assurance that the samples of HSA and the Test Kits that have been submitted for approval to Mexico and South America will be approved or will generate sales revenues for the Company.

       The discussion that follows may be deemed "Subsequent Events", because they occurred after the Company's fiscal year ended December 31, 1995 and were part of the Company's continuing efforts to become an operating entity, after the termination of the agreement with ADMC/Ameril and the exercise of by Kenneth Coleman of his right to repurchase Aimrite from ADGI.

  Subsequent Events; Consulting Agreements; Recent Business Developments
  ----------------------------------------------------------------------

       The Company's principal efforts have involved medical/pharmaceutical products and the marketing and distribution of such products in developing countries since the end of its fiscal year ended December 31, 1995. However, the Company also explored potential acquisitions involving computer and technology products and services, which latter efforts it has determined not to pursue. This determination was made principally as a result of the increasing success the Company has experienced in receiving orders for generic pharmaceutical products , vitamins, Test Kits and HSA from West Africa, commencing with the orders from the Republic of Guinea discussed below.

       The Company is aware that the market for medical products is extremely competitive. ADGI believes that it can compete successfully on the basis of price, with respect to certain products as a result of its unique marketing niche gained from its agreements with UBI, and perhaps more importantly, its agreements with ETLC. ETLC has provided the Company with purchase orders for HSA and Test Kits, in the amount of $200,000 and has also provided the Company with the opportunity to expand its product line, by generating initial purchase orders from the Republic of Guinea for generic drugs and vitamins in the amount of approximately $750,000.

       Generic pharmaceutical products, which had been only a small percentage of the total pharmaceutical product market in the developing countries of West Africa (less than 10% historically) are becoming increasingly in demand, as compared to brand names that have previously controlled the market. The cost of pharmaceutical products, and indeed all products sold to West Africa, have increased significantly following the devaluation of the West African currencies. The devaluations have led many West African governments to seek a variety of products from suppliers other than France and Belgium, which had traditionally been the major suppliers of almost all products sold to their former colonies.

       Price has become the critical factor and the generic pharmaceuticals available from the United States offer an opportunity to penetrate a previously "closed" market, with an expanded line of products, including Test Kits, HSA, generic pharmaceuticals and vitamins. ADGI does not have the resources of many of its competitors and is a newcomer to the industry, but the Company believes that it has an opportunity to compete in Mexico, and South America as well as in West Africa because of the expertise and relationships of its consultants and their respective representatives, described more fully below. Further, see "Management's Plan of Operation" with respect to its receipt of commitment for pre-export financing to fund the purchase of products subject to pending and future purchase orders, and its receipt of private financing that is funding its ongoing expenses and expanded marketing efforts in West Africa.

       On February 20, 1996, Registrant entered into a one (1) year consulting agreement with United Biomedical Inc., 7880 SW 139th Terrace, Miami, FL 33158 ("UBI"), which has been engaged in the business of marketing, sale and distribution of HSA, as well as Test Kits for testing cholera, syphilis, gonorrhea and strep in human subjects, and related medical products businesses and services. In connection with the consulting agreement with UBI, the Company issued to UBI 2.5 million shares of common stock which were included in a registration statement on Form S-8 under the Act dated February 29, 1996. Such shares were issued to UBI in consideration for UBI's providing the Registrant with consulting services including the introduction rights to market in Mexico the telemedicine programming which UBI had developed and had previously granted similar rights for the United States to Systems of Excellence, Inc., a public company. The Company has been informed that Systems of Excellence has been engaged in the business a marketing telemedicine program rights for use by the Division of Corrections for the State of Florida.

       Telemedicine programming involves remote medical diagnostic and treatment procedures using two-way video teleconferencing. The procedures include a physician specialist located at a remote location, with on line video, so that he can assist a medical technician, who is instructed on a step by step basis, in conducting tests of and treatment for a patient. The Company believed that this telemedicine programming, which it understood was being marketed by Systems Of Excellence Inc. to prison facilities in Florida, and which was a cost effective way of treating patients in a correctional facility, by relieving the State of the expense and risks associated with transporting prisoners to outside hospitals and clinics for treatment, could have application in those developing countries where the Company was seeking to market HSA, Test Kits, and other medical products. Registrant was also granted non-exclusive rights to distribute a DNA Analyzer in Mexico and Latin/South America. A DNA Analyzer is an instrument designed to accurately measure cancer cells in human patients. Prior to the Company's acquisition of these rights, DNA Analyzers were sold by unaffiliated persons to hospitals in Italy, France, Germany as well as the United States. The DNA Analyzer is manufactured by RatCom, Inc., located in Miami, FL.

       During fiscal 1995 and to date, Registrant has not yet generated any revenues from its consulting agreement with UBI, from either the rights to market the telemedicine program or the DNA Analyzer. Further, Registrant has not pursued nor shall it pursue any relationship with or any transactions involving Systems of Excellence, Inc., nor the DNA Analyzer or the telemedicine program, principally because it has determined to devote its resources and energies to the pharmaceutical business. This is based upon progress that Registrant has made with respect to the receipt of purchase orders from the Republic of Guinea for HSA, test kits and generic pharmaceutical and vitamin products, and the approval of the registration process in the Republic of Guinea and elsewhere in West Africa. Notwithstanding its decision not to pursue the telemedicine program and DNA Analyzer businesses, Registrant considers that UBI has fulfilled its obligations to the Company under the consulting agreement, because of the assets assigned and other valuable services provided to Registrant by UBI. See the discussion below with respect to the assignment to ADGI of UBI's purchase orders.

       The Company entered into an agreement with UBI dated June 16, 1996, to acquire UBI. The principal purpose of acquiring UBI was based upon the Company's determination that its future was in the medical products field, which included its perceived ability to generate orders for medical products, including HSA and Test Kits, UBI's sources of HSA and Test Kits, and UBI's purchase orders for HSA and Test Kits. In connection with the agreement to acquire UBI, the Company issued 2,000,000 restricted shares of common stock and undertook to register these restricted shares in a registration statement on Form S-1 under the Act. Further, by action of both UBI and the Company, the Company was assigned UBI's purchase orders with respect to HSA and Test Kits, which assignment included UBI's distribution and marketing agreements between UBI and: Probifasa, S.A. DE C.V.-Mexico; American Entrepreneur Corporation-Brazil; Chembiomed Comercio E. Representacoes LTDA-Brazil; Hampton Roberts International-Ecuador, Peru, Argentina, Bolivia and Columbia; Total orders with respect to HSA are $585,750 from South America as follows: Ecuador- $177,500; Peru-$88,750; Columbia-$53,250; Bolivia-$53,250; and Argentina-
  $106,500 through Hampton Roberts International, and Brazil-$106,500 through American Entrepreneur Corp. ADGI was also assigned purchase order for cholera test kits from Mexico-$351,500 through Probifasa. The Company has since agreed with UBI that it shall not acquire UBI, because it has received those assets which it considers to be of most value--the assignment of purchase orders and the sources of HSA and Test Kits--and therefore both parties have agreed that the 2 million shares shall be returned to the Company's transfer agent for cancellation.

       The principal supplier of cholera, strep, gonorrhea and syphilis Test Kits is New Horizons Diagnostics Corp., located in Columbia, MD. ADGI has had several different suppliers of HSA, including three in China and one source in Argentina. See the discussion below with respect to the purchase orders received from the Republic of Guinea for HSA and Test Kits. The Company does not market any medical products in the United States and has no present intention of doing so. The Company is also negotiating with Technical Products, Inc. of Ft. Lauderdale, FL and Murex Diagnostics, Inc. of Norcross, GA, for the supply of additional Test Kits, including Test Kits for malaria, dengue fever and AIDS. See the discussion below with respect to the shipment and sale of sample strep Test Kits to Brazil pursuant to the efforts of a new representative of ETLC.

       Registrant has not yet generated any revenues from the assignment by UBI of these purchase orders for HSA and cholera test kits, nor can there be any assurance that revenues will be generated in the foreseeable future, because these products must be approved for registration and sale prior to shipment of the products subject to the purchase orders. Because of the change in the manufacturing source of the HSA, new samples of HSA have been sent to the appropriate regulatory authorities in South America for approval, and the purchase orders are being revalidated. However, because HSA is presently sold in each of the countries where the Company has been assigned purchase orders, the only regulatory protocol that the Company must satisfy is that its source of supply meets the criteria established for such products. The

  Company believes that its present supplier of HSA, from Argentina, will satisfy all regulatory protocols in the South American market.

       The Company has since determined that, as a result of the assignment by UBI to the Company of its purchase orders for HSA and Test Kits, and providing the Company with all of its sources for such products, as well as the Company's decision not to pursue telemedicine programming rights or rights to sell the DNA Analyzer at the present time, it shall not conclude the acquisition of UBI. As a result, the Company has agreed with Dr. Jerry T. Thornthwaite, president and principal shareholder of UBI, that the 2 million restricted shares issued in contemplation of the acquisition will not be registered but rather will be returned to the Company's transfer agent for cancellation. Jerrold Hinton, President of the Registrant, was an officer of UBI from 1992 through early 1995, during which period Mr. Hinton was owed salary by UBI at the rate of $7,000 per month, which amount was accrued but unpaid. Such accrued but unpaid salary in the total amount of $240,000 was paid by UBI in 1996 from the proceeds of its sale of Registrant's securities issued pursuant to the consulting agreement which were registered in the registration statement on Form S-8 dated February 29, 1996.

       The Company entered into a second consulting agreement AVIX on January 15, 1996, for a term of two (2) years. The principal business of AVIX during the past two years has involved the registration of pharmaceutical products manufactured by third parties, for the purpose of securing approval of the distribution and sale of such products in Mexico, China and elsewhere in the Far East. ADGI retained AVIX for such additional services because of the expertise gained by AVIX in such areas, which expertise has been of value to ADGI, in management's opinion. In connection with the second consulting agreement, AVIX agreed to perform additional services for the Company, including but not limited to services in medical product development and sourcing, as well as medical product distribution. AVIX, through its contacts in China continued efforts to secure for the Company further source manufacturers for HSA, and following ADGI's agreement to utilize the services of ETLC, AVIX provided services for the purpose of assisting ADGI in its efforts to outsource generic pharmaceutical products that are the subject to ADGI's purchase orders. In addition, AVIX in 1996 introduced Registrant to Hemo Biologics International, Inc. of Ft. Lauderdale, FL, which has another source of HSA in China. As stated above, AVIX was helpful in bringing ETLC and the Company together in 1996 and also paid the initial consideration to Ms. Grossman, who has continued to provide valuable services to the Company in connection with arrangements for ADGI to receive a commitment for pre-export financing from the institutional investment bank. ADGI has furnished the institutional investment bank with the documentation necessary for the funding of the pre-export financing under the commitment with the assistance of Ms. Grossman.

       In consideration for this second consulting agreement, ADGI agreed to issue AVIX a total of 6,500,000 shares, all of which were registered under the Form S-8 registration statement dated February 29, 1996. In fact, 5,200,000 shares were issued to AVIX and its principals and 1,300,000 shares were issued directly to Diversified Corporate Consulting Group L.C. for the purpose of providing corporate and financial consulting services to ADGI. The 1,300,000 shares which were issued to Diversified Corporate Consulting Group L.C. were included in the AVIX agreement, because of its obligation to secure for Registrant a corporate and financial public relations firm to assist in the promotion of the Registrant and its principal business endeavors, which involve medical related products. However, AVIX has informed the Company that it did not negotiate the agreement with Diversified Corporate Consulting Group and has conducted no prior or subsequent business with such firm. While the Company believes that AVIX has continued to fulfill its obligations to ADGI, to date Diversified Corporate Consulting Group has not performed any services for the Company.

       AVIX also advanced to the Company the sum of $50,000 pursuant to a convertible promissory note (the "AVIX Note") to assist the Company in its cash flow. The AVIX Note provides for conversion into shares of common stock at a price of $.25 per share, which conversion shall be required upon the filing by the Company of a registration statement on Form S-1 under the Act. The AVIX Note bears interest at 12% per annum and is due July 30, 1997, unless the AVIX Note is converted prior to the maturity date or the term is extended upon agreement. The Company presently intends to prepare and file a registration statement on Form S-1 as soon as reasonably practicable, after the Company's annual report on Form 10-KSB is filed with the Securities and Exchange Commission for its fiscal year ended December 31, 1996.

       AVIX was also instrumental in the Company's negotiations with respect to the initial consulting agreement between the Company and ETLC, dated February 12, 1996. In connection with this consulting agreement with ETLC, ETLC agreed to use its best efforts to secure approvals with respect to registration, and obtaining purchase orders for the distribution and sale of HSA, ADGI's principal product at the date of the agreement, within the West African countries of Ivory Coast, Mali, Congo, and Guinea, and use the services of ETLC's representatives in these countries to secure approvals necessary to generate purchase orders for ADGI's product. In consideration for the February 12, 1996 consulting agreement with ETLC, the Company issued 600,000 shares to ETLC and granted ETLC an option to acquire 900,000 shares, for an adjusted price of $.18 per share. These shares and the shares underlying the option were registered in the Company's registration statement on Form S-8 filed with the Commission on February 29, 1996. The grant of the option may be deemed as ETLC's payment for the rights to market the Company's products within its territory in West Africa. This agreement was amended on May 31, 1996, to also provide for the sale by ETLC, on behalf of the Company, of Test Kits for strep, cholera, syphilis and gonorrhea in the above referenced West African countries. In connection with this amendment, additional consideration of 1,500,000 shares were issued to ETLC, which were registered in a registration statement on Form S-8 dated December 17, 1996, described below, as were additional shares issued to ETLC, pursuant to the further agreements of the parties.

       On August 5, 1996, following confirmation from ETLC that orders for HSA and Test Kits were imminent, ETLC transmitted to the Company two written purchase orders that ETLC received from the Central Pharmacy for the Republic of Guinea, as follows: a purchase order for $200,000 in HSA and Test Kits, which products at that time constituted ADGI's entire product line of medical products. Further, ETLC presented ADGI with a purchase order for $750,000 for generic pharmaceuticals and vitamins, which at the time of receipt of this order was not part of the Company's existing product line. The Company, with the assistance principally of ETLC and Judith Grossman, and to a lesser extent AVIX, has outsourced from several manufacturers in the United States, Canada, Mexico, and has also developed a relationship with Chinese sources of generic pharmaceuticals to fulfill the initial order. ADGI believes that it will be able to fulfill the order from the Republic of Guinea and further orders as they are received from one or more third party sources at terms and conditions satisfactory to the Company, and does not believe that it will be dependent upon any one source.

       The Company, in early March, 1997, shipped pharmaceutical samples to the Republic of Guinea presently contemplates that it will commence shipment of products pursuant to both purchase orders commencing in or about late March, 1997 following approval of the samples delivered to the Central Pharmacy of the Republic of Guinea. Further, because it has received commitments from an institutional investment bank for pre-export financing to permit it to purchase and prepay for the products that are subject of the orders, ADGI should be able to secure more advantageous pricing than if it sought to purchase the products on credit, and pay for the products after receipt of payment from the Republic of Guinea, through Bicgui Bank, the National Bank of Guinea.

       Initially, the Company believed that it could commence shipment in or about the last quarter of 1996, but it determined that it could obtain better prices for these outsourced orders if it had credit lines prearranged so that it could pay for the products prior to shipment. These purchase orders will provide for continuing shipment of products during fiscal 1997, and the Company believes, based upon information received from ETLC and its Guinean representatives that further orders will result on or prior to the fulfillment of these initial purchase orders.

       In addition, ETLC has been requested by the Ministry of Health of Guinea, on behalf of Sierra Leone, which has recently experienced the end of a long civil war, to assist Guinea in its agreement with international health organizations including the World Health Organization and the United Nations, in efforts to rebuild the medical services sector of Sierra Leone. To that end, ETLC has requested that Sierra Leone's Ministry of Health and Sanitation submit a list of World Health Organization approved drugs that are required by Sierra Leone, including generic pharmaceuticals, Test Kits, HSA, and even medical supplies. Although Sierra Leone is not part of ETLC's initially designated territory in West Africa under the agreements between the Company and ETLC, ETLC agreed to use its best efforts to sell medical such products on behalf of ADGI to the Ministry of Health and Sanitation in Sierra Leone.

       The Company and ETLC have agreed to a further addendum to the consulting agreements, based upon ETLC's commitment to generate up to $15 million in purchase orders for generic pharmaceutical products and other medical related products from the Republic of Guinea. In consideration for such addendum and the commitment from ETLC to provide additional consulting services to ADGI, including services related to generating orders for ADGI for an increased period from two (2) years to five (5) years, ADGI issued to ETLC 3 million additional shares in a registration statement on Form S-8, which was filed on December 17, 1996 and 4 million additional shares that were included in a post effective amendment to Form S-8 dated January 2, 1997. This was based upon ETLC's receipt on behalf of the Company of the purchase orders for generic drugs and vitamins beyond the scope of the initial and amended agreements, and provided for the sale of products by the Company that were not within its existing or contemplated product line at the time the initial agreements were executed.

       Further, with the collaboration of ETLC and Ms. Grossman, the Company, in January, 1997, received a written commitment from an institutional investment banking firm for a continuing line of credit, to permit the Company to purchase the generic pharmaceuticals, HSA and Test Kits that are the subject of its existing orders. This line of credit will also continue to fund the purchase of products that become the subject of future orders from the Republic of Guinea, which order are backed by the written commitment of Bicgui Bank, the National Bank of Guinea. Following receipt of this commitment for pre-export financing, the Company has begun the process to draw down the funding by securing pricing and product availability from 10-15 third party manufacturers being used for sourcing.

       The Company, based upon the orders and the commitment it has received for pre-export financing, as well as additional financing that it is negotiating utilizing the services of ETLC and Ms. Grossman, firmly believes that it will be able to supply such generic drugs and vitamins at prices that shall permit the Company to generate a profit. Further, through the efforts of ETLC's new representative in Brazil, the Company has recently shipped and sold samples of cholera Test Kits to a hospital laboratory facility in Brazil. The Company has been informed that this facility has favorably approved the samples and has proceeded to commence the registration process in order for the Test Kits to be sold and distributed by the Company in Brazil. The same facility has also requested that the Company submit for approval Test Kits for malaria, dengue fever and a rapid AIDS Test Kit. The Company is presently in negotiation with a US manufacturer of the AIDS Test Kits, but no terms have yet been discussed with respect to cost or supply.

  Other Contemplated Projects
  ---------------------------

       Registrant during 1996, entered into letter of intent with respect to the proposed acquisition of Aptek Communications Products, Inc. ("Aptek"), a computer company owned by Gerard Haryman, who served as a director of Registrant from January, 1996 through in or about December, 1996. In contemplation of the business arrangement with Aptek, the Registrant moved into the corporate offices of Aptek, which included 6,000 square feet of office and warehouse space at 501 South Dixie Highway, West Palm Beach, FL 33480. (See "Description of Property" below with respect to the relocation of the Company's offices to Stamford, CT.) In connection with this proposed acquisition of Aptek and its computer assets, Registrant engaged Denise Valentini, Palm Beach, FL, as a consultant to prepare a business valuation and valuation of the inventory of Aptek. The consultant was issued 2,250,000 shares of common stock which were included in the Form S-8 registration statement dated February 29, 1996.

       The Registrant, after reviewing the valuations of Aptek for the purpose of determining the consideration that it would pay, which would have consisted of restricted shares of ADGI, has since determined not to pursue the acquisition of Aptek. Mr. Haryman had agreed that as a director, he would not vote, but rather would abstain, on any determination to merge and the amount of share consideration to be issued in consideration of the merger, assuming that the board of directors voted to acquire Aptek. However, Mr. Haryman resigned from the board of directors following the determination by the board not to acquire Aptek, because of Mr. Haryman's continuing interest in pursuing the business of Aptek, which involves computers and related products and services, including telecommunications, fax and cell phone technology.

       Registrant, during fiscal 1996, also entered into purchase agreement with Imaging Systems Synergies Inc. ("ISS"), with offices located at North Miami Beach, FL. ISS is an internet gateway provider and a provider of related satellite technology, including earth station for global communication services. in Wisconsin and Illinois. During the negotiations with respect to the proposed acquisition of ISS, the Company advanced approximately $100,000 to assist ISS in continuing its operations, while the Company continued its due diligence efforts. The Company believed that ISS's business and technology matched well with the contemplated acquisition of Aptek.

       Following the completion of due diligence with respect to ISS, and the discovery of facts that the Company considered to constitute misrepresentations by ISS, the Company determined not to acquire ISS but rather limit its efforts to the anticipated growth and the potential it believed and continues to believe exists in the pharmaceutical business and related medical products business in West Africa and South America, and in other developing countries.

       The Company is consulting with counsel in Florida to determine whether it has any cause of action against ISS for damages, including recovery of the $100,000 in interim capital advanced to ISS. The Company cannot determine at this time whether it will proceed against ISS, or if it does proceed whether it will prevail in recovering any damages against ISS. The entire board of directors of ADGI agreed unanimously not to acquire ISS and referred the matter to counsel. The decision of Mr. Haryman to resign as a director was based solely upon his determination to pursue the business opportunities presented by his ownership of Aptek and his other business interests, and was not based upon any disagreement with management with respect to any matter of policy of business practices. The Company generated no income from its involvement with either Aptek or ISS.

       On January 12, 1996, Registrant entered into a consulting agreement with Harvard Financial Corp. in consideration for which Registrant issued to Harvard a total of 5,000,000 shares, all of which were included in the Form S-8 registration statement dated February 29, 1996. However, prior to Harvard being able to fulfill its consulting obligations under the agreement, the Registrant was informed that a principal or affiliate of Harvard had been convicted of violations of the Federal securities laws. As a result of such conviction, the Registrant terminated the agreement.

  Item 2.   Description of Property

       The Company leases approximately 250 square feet of executive office space at 700 Canal Street, 3rd Floor, Stamford, CT 06902 for $800 per month. In addition, the Company has use of warehouse facilities at JFK International Airport, New York City and conference room facilities at the International Building Rockefeller Center, New York, which are available to the Company on an hourly or on a month-to-month basis, at the Company's discretion, and on an "as-used" basis. The condition of the Company's leased facilities in Stamford is excellent, and its arrangements with respect to warehouse and conference facilities are at advantageous terms, because of its relationship with ETLC.

       The Company during the period commencing in September, 1994, and through the period ending April, 1995, issued a total of 3.8 shares of restricted common stock in connection with the acquisition of a rental property. The Company recorded the shares issued and the building and rights acquired based upon the estimated fair market value of shares issued. The contract with respect to the acquisition of the rental property provided that the transferor of the property could rescind the transaction if the price of the Company's shares fell below $5.00 per share. In fact, following exercise by Mr. Coleman of his right to repurchase Aimrite, the Company became in essence a holding company without operations, and as a result the stock price dropped reflecting the lack of operations and assets. The rescission of the transfer of the rental property to the Company was the result of inability of the Company to perform its obligations under the agreement and satisfy a condition subsequent contained therein. As a result of negotiations between counsel for the Company and the transferor of the rental property, it was determined that the Company was unable to fulfill its obligation under the condition subsequent and therefore the transferor was permitted to retain 2.5 million of the total shares issued in connection with the acquisition. The cancellation of the transaction was recorded by reversing the amounts initially recorded, less the par value of the shares retained. No loss was recorded in connection with this transaction.

  Item 3.   Legal Proceedings

       On December 30, 1994, Deniston Limited, a British Virgin Islands corporation, filed a complaint against Kenneth Coleman, Tera West Ventures, Inc., PBA Energy Associates and Peter Berney seeking injunctive relief, specific performance and damages in connection with a securities subscription agreement in which Deniston Limited alleged that it was to acquire common stock of the Company. Deniston Limited v. Kenneth Coleman, Tera West Ventures,
                        --------------------------------------------------------
  Inc., PBA Energy Associates, and Peter Berney  11th Judicial Circuit, Dade
  ---------------------------------------------
  County, Florida, Case No. 94-24371. The case was settled in February 1996 with the payment by Kenneth Coleman and Peter Berney of a total of $50,000.

  Item 4.   Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the fiscal year ending 1995.

                                     PART II

  Item 5.   Market for Common Equity and Related Stockholder Matters

       The Company's common stock is traded over-the-counter in what is referred to as the "Bulletin Board" or "pink sheets." As of January 31, 1997, there were 15 markets makers in the Company's stock. The following information with respect to the high and low market prices was obtained from the Company's records.


                                                 Bid Prices
                                         ----------------------------
           1993                            High               Low
  -------------------------              --------          ----------

  Quarter Ending March 31                $8 - 3/4            $4 - 7/8
  Quarter Ending June 30                 $8 - 3/4            $7 - 1/2
  Quarter Ending Sept. 30                $    1/4            $    1/4
  Quarter Ending Dec. 31                 $6 - 3/4            $    1/2


                                                 Bid Prices
                                         ----------------------------
           1994                            High                Low
  -------------------------              --------          ----------

  Quarter Ending March 31                $8 - 1/4            $      6
  Quarter Ending June 30                 $8 - 3/4            $      8
  Quarter Ending Sept. 30                $     10            $6 - 3/4
  Quarter Ending Dec. 31                 $7 - 1/4            $4 - 1/4


                                                 Bid Prices
                                         ----------------------------
           1995                            High                Low
  -------------------------              --------          ----------

  Quarter Ending March 31                $5 - 5/8            $    1/8
  Quarter Ending June 30                 $   5/16            $   1/32
  Quarter Ending Sept. 30                $   7/16            $    1/4
  Quarter Ending Dec. 31                 $   7/16            $    1/4


                                                 Bid Prices
                                         ----------------------------
           1996                            High                Low
  -------------------------              --------          ----------

  Quarter Ending March 31                $  11/32            $    1/8
  Quarter Ending June 30                 $    1/2            $   3/16
  Quarter Ending Sept. 30                $   5/16            $   3/16
  Quarter Ending Dec. 31                 $    1/8            $   1/32


                                                 Bid Prices
                                         ----------------------------
           1997                            High                Low
  -------------------------              --------          ----------

  Period Ending Feb. 27                   $   1/8            $   1/32

     As of February 27, 1997, there were 463 holders of the Company's common stock, and no holders of the Company's preferred stock.

     The Company has never paid a dividend and does not anticipate that any dividends will be paid in the near future.

  Item 6.    Management's Plan of Operation

     The Company has never had revenues from operations. During the period from 1994 and through the first quarter of fiscal 1995, the Company, through a subsidiary, Aimrite, endeavored to develop and hoped to market a computer controlled shock absorber system See the discussion under Item 1. "Description of Business-Background-Fiscal 1995" with respect to Aimrite. Before the shock absorber system could be completed, of which there was no assurance, the Company was divested itself of ownership of Aimrite, upon the exercise by Kenneth Coleman of his option to repurchase Aimrite, because of a change in management of the Company and management's determination that it did not have the intensive capital resources necessary to complete the development, of which there was no assurance of success. As discussed in Item 1 above, the Company commenced a plan to acquire ADMC and thereafter determined to terminate the acquisition of ADMC, because of ADMC's failure to satisfy the net worth requirements of the agreement.

     However, during fiscal 1995, the Company began to develop its plan to devote its business energies and limited resources to become a medical products company, with intention to seek operations involving the sale of products manufactured by others, principally in the medical field. See the discussion in Item 1. "Description of Business-Subsequent Events; Consulting Agreements; and Recent Business Developments". During the last half of fiscal 1995 and throughout fiscal 1996, the Company entered into consulting agreements with third parties for the purpose of exploring potential acquisitions of operating businesses, seeking advise and assistance in identifying business opportunities in the medical products and services fields and also contemplated other business opportunities.

     The Company did not generate any operating revenues in fiscal 1995 and was dependent upon the funds raised in a private placement which involved the issuance of 2,000,000 shares at $.125 per share, which was sold to private investors. The Company agreed to register the restricted shares issued in its private placement in a registration statement on Form S-1, as soon as reasonably practicable. However, following the private placement, the Company made the determination to rescind the acquisition of ADMC because of the breach by Ameril of the material net worth representation contained in the purchase agreement, the Company did not proceed with the Form S-1.

     The Company's management determined that its best business opportunities were in the area of medical products and principally in its ability of generating revenues the sale of products manufactured by third parties. To that end, the Company entered into consulting agreements during fiscal 1996 with AVIX, and with UBI, all of which were intended to assist the Company in entering into the medical products field and becoming an operating company. In connection with the consulting agreement with ETLC, the Company received $81,000 from the exercise of options to acquire 450,000 shares at $.18 per share, the price of the stock on the date of the grant to ETLC. The Company deems that this payment may also be considered as payment by ETLC for the rights to market the Company's Test Kits and HSA in ETLC's territory, which includes Ivory Coast, Guinea, Mali and Congo. In addition, during the last quarter of 1996 and through February, 1997, ETLC paid an additional $36,000 for the exercise of 200,000 option shares. The Company and ETLC have agreed to negotiate whether any payment shall be required with respect to the remaining 250,000 option shares.

       The Company during accept shares of the Company's common stock, issued pursuant to registration statements on Form S-8, in consideration for providing services to the Company. Such services were necessary in order for the Company to reach its present status, which includes its having received product registration and approved purchase orders from the Republic of Guinea, and its having secured a commitment for pre-export financing from an institutional investment banking firm. As a direct result of the foregoing advance in its business, the Company has been able to raise $130,000 from the private placement of its units, as described below. This funding, together with its anticipated shipment in the immediate future of orders to the Republic of Guinea, and its receipt of payment for such orders, management believes should enable the Company's independent auditors to remove from their report the qualification regarding the Company as a "going concern"

       The Company during fiscal 1996 received through the efforts of ETLC an initial order from the Government of the Republic of Guinea for Test Kits and HSA, in the approximate amount of $200,000, and received a second order of approximately $750,000 from the Republic of Guinea for generic pharmaceuticals and vitamins. These order were received after samples of the Test Kits and HSA were first submitted by ETLC to the Minister of Health and the Director of the Central Pharmacy of Guinea in May, 1996, for the purpose of securing approval of such products for registration and thereafter for sale in Guinea.

       The Company during fiscal 1996 and through February, 1997, the Company was dependent upon the willingness of its consultants to continue to accept shares of the Company's common stock, issued pursuant to registration statements on Form S-8, in consideration for providing services to the Company. Such services were necessary in order for the Company to reach its present status, which includes its having received product registration and approved purchase orders from the Republic of Guinea, and its having secured a commitment for pre-export financing from an institutional investment banking firm. As a direct result of the foregoing advance in its business, the Company has been able to raise $130,000 from the private placement of its units, as described below. This funding, together with its anticipated shipment in the immediate future of orders to the Republic of Guinea, and its receipt of payment for such orders, management believes should enable the Company's independent auditors to remove from their report the qualification regarding the Company as a "going concern".

       The timing for shipment of such orders is contemplated to commence during March, 1997, because the Company shipped samples of the generic pharmaceuticals and vitamins to the Central Pharmacy of the Republic of Guinea in early March, 1997. The Company's ability to ship these products that are the subject of the purchase orders is the result of the Company having received a commitment from an institutional investment banking firm for pre-export financing, which commitment involves a revolving credit line that will be used for continued shipments of orders as future orders are received. The Company is outsourcing through 10-15 third party manufacturers, located in the United States, Canada, Mexico and may utilize a source in China, for the products that are the subject of the purchase order. The Company is presently seeking the best prices that are available from such manufacturers, consistent with the Guinean budget allocated for such ordered products. Neither the Company nor ETLC presently can estimate the length of time that will be required to secure the supply from third party manufacturers for all of the pharmaceutical products in the required quantities to satisfy the orders generated from Guinea or the anticipated orders that the Company hopes to generate from other West African country within the territory granted to ETLC. However, the Company firmly believes that all such products are available, at prices and in quantities sufficient to satisfy the orders in a timely manner.

       To assist the Company in its cash flow requirements while the initial orders are shipped, and in order to pay the operating expenses of the Company, which are estimated to be approximately $20,000 per month, the Company, during January and February, 1997, has raised $130,000 from the private placement of units, each unit comprised of one (1) share and one (1) common stock purchase option exercisable at $.08 per share. The units were priced at $.04 per unit, which was the price of the Company's shares on January 15, 1997, the date of the private placement subscription agreement. The Company has also received indications of interest from certain private investors for additional subscriptions of up to $120,000 in units, at a per unit price to be determined on the date(s) of subscription.

       Based upon the Company's present liquid resources after the expenses that were paid by the Company following receipt of the placement funds, including office expenses, relocation expenses, professional fees, transfer agent and certain other expenses, and its present monthly operating expenses, the Company will be able to operate for approximately 5 months if no revenues are generated from operations. However, the Company believes that it will begin to generate operating revenues during the second quarter of 1997, following the shipment of the generic pharmaceuticals and vitamin products pursuant to the initial order from the Republic of Guinea, and the Company presently estimates that it will begin to receive monies from its initial shipments within sixty days from the first shipment, based upon the terms of the purchase orders with the Republic of Guinea, which are backed by Bicgui Bank, the National Bank of Guinea. Further, such operating revenues, supplemented by the Company acceptance of up to an additional $120,000 in private placement subscriptions, should permit the Company to operate, at present levels, for up to one additional year or longer, depending upon the timing of shipments and receipt of payments on the orders.

       The Company's monthly operating expenses of $20,000 include rents, office expenses, professional fees, telephones and salaries to employees, which include the recent hiring of an executive administrative assistant to serve as office manager, but excluding Dr. Hinton, its sole executive officer. The Company does not contemplate commencing payment to Dr. Hinton of the monthly salary of $8,333.33 provided in his employment agreement unless and until it begins to generate revenues from operations. The monies received from the private placement and from the commitment of capital for pre-export financing will not be used to pay salaries to officer or fees to directors or consultants, each of whom have agreed to be issued shares and during 1996 and through early 1997 were issued shares in registration statements on Form S-8 in consideration for their continued services to the Company.

  Item 7.   Financial Statements

       The financial statements for the fiscal year ended December 31, 1995, are attached hereto.

  Item 8. Changes In and Disagreement With Accountants on Accounting and Financial Disclosure.

       In connection with the audit of the consolidated financial statements of American Diversified Group, Inc. ("ADGI" or "Registrant") for the fiscal year ended December 31, 1994, Duane V. Midgley, CPA, Salt Lake City, UT, issued a report dated February 9, 1995, a copy of which was attached to the Registrant's Form 10-KSB, for the fiscal year ended December 31, 1994, which was duly filed with the Securities and Exchange Commission.

       In March, 1995, Tera West Ventures, Inc. ("TWVI"), the Registrant's former name, changed its name to American Diversified Group, Inc. and its business location from TWVI's offices in Las Vegas, NV to that of ADGI in Florida. As a result of the move of its base of operations to Florida, the Registrant, by action of its board of directors, determined to change its independent accountant from Mr. Midgley, the former accountant for TWVI, to a firm in Florida. The accountant did not resign, nor did he decline to stand for re-election, and the board of directors did not dismiss Mr. Midgley. There was no disagreement with Mr. Midgley on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure

       On May 24, 1996, Registrant engaged the firm of Rachlin, Cohen and Holtz to perform the audit for the fiscal year ended December 31, 1995. A copy of this engagement was attached as an exhibit to the Registrant's Current Report on Form 8-K on July 5, 1996. However, by letter dated June 24, 1996, as a result of the inability of Registrant and Rachlin, Cohen and Holtz to agree on the amount of time that the accounting firm could devote to Registrant as a new client, and the cost of conducting the audit, the Registrant and Rachlin Cohen and Holtz agreed to discontinue the engagement of Rachlin Cohen and Holtz. A copy of this letter was also attached as an exhibit to such Current Report. In that letter, Registrant informed Rachlin Cohen and Holtz that Registrant had retained the accounting firm of Grant-Schwartz Associates, CPA's, as its auditors, and Rachlin Cohen and Holtz agreed to cooperate with Registrant in transmitting copies of all records necessary for Grant Schwartz Associates to complete the 1995 audit.

        During the past two years there were no disagreement with either former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure. The engagement of Grant-Schwartz Associates, CPA's, 40 SE 5th Street-Suite 500, Boca Raton, FL 33432 was attached as an exhibit to the Current Report referenced above. As a result of the change in auditors, Registrant was delayed in completing its Annual Report on Form 10-KSB for fiscal 1995 and its Quarterly Reports on Forms 10-QSB, for the periods ended March 31, 1996 and June 30, 1996.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

       (a)  The directors and executive officers are:

        Name                    Age                     Title
        ----                    ---                     -----
  Jerrold R. Hinton              55            President, Chief Executive
                                               Officer, and a Director

  Thomas J. Craft, Jr., Esq.     32            Secretary, Corporate Counsel
                                               and a Director

       All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and shall qualify. Officers serve at the discretion of the Board of Directors, but the Company contemplates that it may elect during the current fiscal year to enter into employment agreements with certain of its executive officers and employees, the terms of which have not been determined as of the date of this Report on Form 10-KSB/A.

  Jerrold R. Hinton has served as President, Chief Executive Officer and a Director of the Company from March 1995 to the present in a full time capacity, following the change of the Company's operations from that of Tera West Ventures to that of ADGI. Dr. Hinton, a graduate of Florida State University, holds bachelors, masters and doctorate degrees in management, engineering, surveying, real estate and construction. During the five pears prior to joining Registrant in his present capacity. From 1992 to early 1995, Dr. Hinton served as an officer of United Biomedical, Inc. (UBI), a private company. Dr. Hinton was not a shareholder of UBI.

  Thomas J. Craft, Jr., Esq., is an attorney practicing law under the laws of the State of Florida. Mr. Craft has been Secretary and a Director of the Company since March, 1996. From July 1994 to the present, Mr. Craft has been counsel, secretary and a director of Trident Environmental Systems, Inc., an inactive public company located in West Palm Beach, FL. During the past five years, prior to his present positions with Registrant and Trident, Mr. Craft was engaged in the private practice of law in West Palm Beach, FL

  Resignation of Registrant's Directors
  -------------------------------------

     During the fiscal year ended December 31, 1995, and in connection with the change of its business, principally as set forth in Item 5 above, the following directors resigned: Claude Kirk, Douglas Morgan, Neil Matheson, Louis Maniero, and Bernard D. Wagner. Copies of the resignations were filed as exhibits to the Form 10-KSB filed with the Commission.

     The Registrant does not believe that any of the above resigned as a result of any disagreement with respect to or relating to Registrant's operations, policies or practices. Rather, the resignation of Douglas Morgan and Neil Matheson was the result of the Registrant's determination not to complete the acquisition of American Diversified Medical Corp. (ADMC), which determination was made by the Registrant after it determined that ADMC did not meet or satisfy the asset requirement in the agreement for such acquisition. Messrs. Morgan and Matheson were designees of ADMC. The resignation of Claude Kirk, Louis Maniero and Bernard D. Wagner was a result of their individual determinations that they could not devote the time necessary to Registrant. Following these resignations, the board of directors appointed Gerard Haryman and Thomas J. Craft, Jr. to serve along with Jerrold R. Hinton until the next meeting of shareholders. In December, 1996, Gerard Haryman resigned as a director as a result of the Company determining not to pursue the acquisition of Aptek and Mr. Haryman's decision that he wished to devote his full business time to Aptek and his other business interests.

  (b)  Compliance with Section 16(a) of the Exchange Act.

       Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more that ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. Based solely upon its review of the copies of such reports received from officers, directors and greater than ten percent shareholders, the Company reports the following failures to file reports under Section 16(a) of the Exchange Act:

       Name of Filer                          Report Not Filed
       -------------                          ----------------

     Kenneth Coleman                            Forms 4 and 5


  Item 10.    Executive Compensation



                           SUMMARY COMPENSATION TABLE

                                                                            Long Term Compensation
                                                                            ----------------------

                              Annual Compensation                           Awards           Payouts
                              ----------------------------------------------------------------------

        (a)         (b)       (c)        (d)     (e)                 (f)         (g)          (h)              (i)
                                                Other
                                                Annual            Restricted   Securities                   All Other
           Name and                             Compen-             Stock      Underlying     LTIP           Compen-
           Principal                             sation             Award(s)    Options/     Payouts          sation
           Position (*)     Year      Salary   Bonus($)    ($)       ($)        SARs (#)       ($)              ($)
-------------------------------------------------------------------------------------------------------------------

      Jerrold Hinton          1995         0         0         0         0                   0         0         0
      Kenneth Coleman         1994         0         0         0         0                   0         0         0
      Kenneth Coleman         1993         0         0         0         0                   0         0         0
------------------------------------------------------------------------------------------------------------------


  (*) Messrs. Hinton and Coleman were the Company's chief executive officer and president during the respective years set forth above.

       The Company has not had sufficient funds to pay its executive officers or directors during fiscal 1995. However, Ameril Corporation prior to the determination not to proceed with the acquisition of ADMC, advanced the following amounts to the Company's executive officers during the period from January 1, 1995 through October 18, 1995:

          Jerrold R. Hinton, Pres./CEO    $27,508.00
          Douglas G. Morgan, V-P          $59,093.17

     While Ameril expected to be repaid the amounts, as part of the settlement with Ameril and the cancellation of all but 2 million of the shares issued to Ameril, the amounts advanced were forgiven and no monies are owed to Ameril in connection with the advances.

     To date, the Company has not commenced payment of any salaries, but has executed a three (3) year employment agreement with Dr. Jerrold R. Hinton, who has agreed to serve the Company in a full time capacity of President and Chief Executive Officer, as well as a director of the Company. The agreement provides for the payment to Mr. Hinton of $100,000 and the issuance of 5 million shares and 5 million options, which vest over the term of the agreement. The salary portion of the agreement shall not commence until the Company begins to generate revenues from operations, of which there can be no assurance. The Company during fiscal 1996 issued to Dr. Hinton, its president and chief executive officer a total of 500,000 shares in a Form S-8 registration statement on December 17, 1996 and issued 500,000 shares to Gerard Haryman in a Form S-8 registration statement on February 29, 1996. In addition, Thomas J. Craft, Jr., Esq., a director and corporate counsel to the Company, was issued 350,000 shares in a Form S-8 registration statement on December 17, 1996.



  Item 11.    Security Ownership of Certain Beneficial Owners and Management.

       As of December 31, 1996, the security ownership of the following persons and entities, who were either executive officers of the Company or were known to the Company to own more than five percent (5%) of the Company's outstanding voting securities was as follows:

             (1)                 (2)                     (3)             (4)

        Title of Class    Name and Address of       Amount and       Percent
                          Beneficial Owner          Nature of          of
                                               Beneficial Ownership  Class (1)
     -------------------------------------------------------------------------

     Common Stock         Jerrold R. Hinton          1,000,000        1.5%
                          501 South Dixie Blvd.
                          West Palm Beach,
                          Fl 33401

     Common Stock         Kenmar Company Trust(2)    4,421,000        6.5%
                          225 Stevens Ave
                           Suite 104
                           Salem Beach, Ca 92075

     (1) Based upon a total of 68,662,560 shares outstanding.
     (2) Kenmar Company Trust is owned by Kenneth Coleman, owner of Aimrite, which has been a subsidiary of the Company.

  Item 12.    Certain Relationships and Related Transactions.

       Other than the contemplated acquisitions of ADMC and Aptek, which acquisitions the Company did not consummate, and the disposition of Aimrite by the action of Kenneth Coleman exercising his option to repurchase the Company's 70% interest in Aimrite, and the return by Mr. Coleman and his affiliates of all shares issued in connection with the initial acquisition of Aimrite, during 1995 and 1996, the Company has not entered into any contracts with any officers, directors or 5% shareholders of the Company.

       However, during the period from July, 1996 through the end of the fiscal year, the Company leased approximately 40% of the executive office and warehouse space from Aptek at 501 South Dixie Highway, West Palm Beach, FL 33401, which was owned by Gerard Haryman. The Company's prorata share of the monthly rental was $1,500 and the Company also paid certain expenses including telephone, secretarial, utilities and maintenance expense on a shared basis with Aptek.

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

    3.2           Bylaws (filed as Exhibit 3.4 to the Company's
                  Registration Statement on Form 10-SB and incorporated herein by reference)

    21            Subsidiaries of the registrant

    23            Consent of Duane V. Midgley, CPA

    (b)     The Company filed no Reports on Form 8-K during the quarter ended
         December 31, 1995. During fiscal 1996, the Company filed Reports on
         Form 8-K and 8-K/A on July 5, 1996 and October 22, 1996, respectively.

                                   SIGNATURES
                                   ----------


       In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMERICAN DIVERSIFIED GROUP, INC.


                                 By:
                                    --------------------------------
                                    Jerrold Hinton, President, Chief
                                    Executive Office and Director


                                 Date:
                                      ------------------------------


       In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated


                                     -------------------------------------------
                                     Thomas J. Craft Jr., Secretary and Director