Form 10KSB/A
period 1995-12-31
AMERICAN DIVERSIFIED GROUP INC
filed 1997-05-02
CIK 919742

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

  Quarter Ending March 31                $5 - 5/8            $    1/8
  Quarter Ending June 30                 $   5/16            $   1/32
  Quarter Ending Sept. 30                $   7/16            $    1/4
  Quarter Ending Dec. 31                 $   7/16            $    1/4


                                                 Bid Prices
                                         ----------------------------
           1996                            High                Low
  -------------------------              --------          ----------

  Quarter Ending March 31                $  11/32            $    1/8
  Quarter Ending June 30                 $    1/2            $   3/16
  Quarter Ending Sept. 30                $   5/16            $   3/16
  Quarter Ending Dec. 31                 $    1/8            $   1/32


                                                 Bid Prices
                                         ----------------------------
           1997                            High                Low
  -------------------------              --------          ----------

  Quarter Ending March 31                   $   1/8            $   1/32
  Period Ending April 30                    $   1/8            $   1/32

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

        Title of Class    Name and Address of       Amount and       Percent
                          Beneficial Owner          Nature of          of
                                               Beneficial Ownership  Class(1)
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

    3.2           Bylaws (filed as Exhibit 3.4 to the Company's
                  Registration Statement on Form 10-SB and incorporated herein by reference)

    23            Consent Grant-Schwartz Associates, CPA's

    27            Financial Data Schedule

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

                                 AMERICAN DIVERSIFIED GROUP, INC.


                                 By: /s/ Jerrold Hinton
                                    --------------------------------
                                    Jerrold Hinton, President, Chief
                                    Executive Office and Director


                                 Date:  May 1, 1997
                                      ------------------------------


       In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated

                                     /s/ Thomas J. Craft Jr.
                                     -------------------------------------------
                                     Thomas J. Craft Jr., Secretary and Director

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 of the financial statements, the Company has suffered recurring losses from operations and other transactions. At December 31, 1995, the Company has an accumulated deficit of $8,811,789. These raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Grant-Schwartz Associates, CPA's
                                       _____________________________________

                                          Grant-Schwartz Associates, CPA's

Boca Raton, Florida
July 16, 1996

                        AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                                 BALANCE SHEET
                            AS OF DECEMBER 31, 1995


                                     ASSETS
                                     ------

CURRENT ASSETS
--------------
Cash                                           $       944
Inventories                                          5,000
                                               -----------

     Total Current Assets                                         5,944

FIXED ASSETS
------------

Property and Equipment (Net)                                     21,574
                                                                -------

     Total Assets                                               $27,518
                                                                =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------

Accounts Payable and Accrued Expenses          $    17,826
                                               -----------

     Total Liabilities                                           17,826

STOCKHOLDERS' EQUITY
--------------------

Preferred Stock, Series A, $10 par value authorized 50,000 shares; none outstanding

Common Stock, par value $.001 per share,
  authorized 50,000,000 shares; issued and
  outstanding 42,742,520 shares                     42,742

Additional Paid-In Capital                       9,408,739
Accumulated Deficit                             (8,811,789)
Deferred Consulting Fees                          (630,000)
                                               -----------

     Total Stockholders' Equity                                   9,692
                                                                -------

     TOTAL LIABILITIES AND EQUITY                               $27,518
                                                                =======


                       See Notes to Financial Statements

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                            STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                                    1995
                                                  -----------
Revenues
  Other Income                                   $       -0-

Expenses
  General and Administrative                         920,599
                                                 -----------

Loss from Operations                                (920,599)

Other Losses
  Loss on Disposal of Subsidiary                   2,545,076
  Loss on Possible Acquisitions                      250,000
  Loss on Settlement of Litigation                   375,000
  Loss on Settlement                                 115,310
                                                 -----------

     Total Other Losses                            3,285,386
                                                 -----------

Net Loss                                         $(4,205,985)
                                                 ===========

Net Loss Per Share                               $    (0.104)
                                                 ===========

Average Number of Shares Outstanding              40,611,127
                                                 ===========

                       See Notes to Financial Statements

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                            STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1995


CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------

Net Loss                                           $(4,205,985)
Depreciation                                             2,692
General and Administrative Expenses
  Paid by Stock                                        772,100
Other Expenses Paid by Stock                           375,000
Loss on Disposal of Subsidiary                       2,545,076
Loss on Possible Acquisition                           250,000
Increase - Accounts Payable                             14,326
                                                   -----------

  Cash Flow Used by Operating Activities              (246,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------

Acquisition of Property and Equipment                   (9,066)
                                                   -----------

  Cash Flows Used by Investing Activities               (9,066)
                                                   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------

Sale of Common Stock                                   250,000
                                                   -----------

  Cash Flows Provided from Financing Activities        250,000
                                                   -----------



Net Increase (Decrease) in Cash                         (5,857)

Cash - Beginning                                         6,801
                                                   -----------

Cash - Ending                                      $       944
                                                   ===========

NON-CASH TRANSACTIONS:
---------------------

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


                       See Notes to Financial Statements

                        AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                            AS OF DECEMBER 31, 1995


                                            COMMON                  ADDITIONAL
                                            STOCK                    PAID-IN         ACCUMULATED          MINORITY INTEREST
                                     SHARES           AMOUNT         CAPITAL            LOSS           SHARES           TOTAL
                                   ----------         -------      -----------       -----------      --------        ----------
BALANCE - DECEMBER 31, 1994        15,152,520         $15,152      $12,142,029       $(4,605,804)      674,619        $1,129,494

Issued Shares for Services             20,000              20           54,980

Issued Additional Shares
for Acquisition of Aimrite          4,000,000           4,000          (4,000)

Issued for Possible
Acquisition                           100,000             100          249,900

Issued in Settlement of
Litigation                            150,000             150          374,850

Issued Additional Shares
for Building and Rights             9,300,000           9,300          (9,300)

Issued Shares as Bonus                 10,000              10           24,990

Issued for Acquisition of ADMC     12,000,000          12,000         (12,000)

Issued as Finder's Fee and
for Consulting Services             3,150,000           3,150          144,850

Issued Additional Shares
for Building and Rights             1,000,000           1,000          (1,000)

Issued for Professional
Services                              480,000             480           21,120

Disposal of Aimrite               (8,000,000)         (8,000)                                         (674,619)       (1,129,494)

Issued for Consulting
Services                            1,000,000           1,000          124,000

Issued for Consulting
Services                              300,000             300           37,200

Issued for Cash                     2,000,000           2,000          248,000

Rescission of Acquisition
of Building and Rights            (1,300,000)         (1,300)      (4,993,500)

Issued for Inventory and
Equipment                              80,000              80           19,920

Issued for Consulting Services
and Professional Fees               3,300,000           3,300          986,700

Net Loss for Year Ended
December 31, 1995                                                                     (4,205,985)
                                   ----------         -------       ----------       -----------     ---------     -------------

BALANCE DECEMBER 31, 1995          42,742,520         $42,742       $9,408,739       $(8,811,789)    $     -0-     $         -0-
                                   ==========         =======       ==========       ===========     =========     =============


                       See Notes to Financial Statements

                       AMERICAN DIVERSIFIED GROUP, INC.
                          FORMERLY TERA WEST VENTURES
                         NOTES TO FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 31, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization and Capitalization
-------------------------------

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

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include investments in highly liquid debt instruments with a maturity of three months or less.

Inventories
-----------

Inventories consist of medical supplies and equipment held for resale and are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property and Equipment
----------------------

Property and equipment is recorded at cost. Depreciation of property and equipment is computed on a straight line basis and depreciated over the estimated useful lives of assets ranging from 3 to 7 years.

Income Taxes
------------

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

Net Income (Loss) Per Common Share
----------------------------------

Income (Loss) per common share has been computed based on the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding for the year ended December 31, 1995 were 40,611,127.

Nature of Operations
--------------------

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

Effective March 28, 1995, all of the Company's interest in Aimrite, including patents and technology for a computer controlled shock absorber system and a computer controlled air suspension system, was repurchased by the original selling shareholders of Aimrite in June 1995 by the return of the 8 million shares originally issued in the purchase.

During the year ended December 31, 1995, the Company recorded a loss of $2,545,076 on the disposal of Aimrite.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 1995 is as follows:

                                                   Useful Life
                                                   -----------
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

Going Concern
-------------

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

The Company's management determined that its best business opportunities were in the sale of products manufactured by third parties. During 1996, the Company entered into consulting agreements to assist in entering into the medical products field and becoming an operating company.

Management's plans also include seeking to raise funds through sales of stock in private and public placements of securities. During the year ended December 31, 1995, the Company sold 2 million shares of stock for cash of $250,000. The Company has been actively seeking to acquire or merge with other suitable businesses.


NOTE 5 - SHAREHOLDERS' EQUITY

Shares Issued for Building and Contractual Rights
-------------------------------------------------

In September and December 1994, the Company issued a total of 1.5 million shares of common stock as prepayment on the acquisition of a rental building and certain contractual rights to a construction company. In February 1995, the Company issued a total of 9.3 million additional shares (restricted under Rule
144), and, in April 1995, the Company issued an additional 1 million shares as further consideration.

The building and contractual rights were never delivered to the Company, and in February 1995 the Company agreed to rescind the acquisition and relinquish its rights to the building and contractual rights in return for 1.3 million of the shares previously issued. In September 1995, 1.3 million shares were returned to the Company and canceled.

                       AMERICAN DIVERSIFIED GROUP, INC.
                          FORMERLY TERA WEST VENTURES
                         NOTES TO FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 31, 1995


NOTE 5 - SHAREHOLDERS' EQUITY (CONTINUED)
-----------------------------------------

Shares Issued in Connection with Possible Acquisitions
------------------------------------------------------

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

In connection with the initial acquisition agreement, the Company issued a total of 3,150,000 shares of common stock (restricted under Rule 144) as finders' fees and for consulting services. The Company estimated the value of the fees and services at $148,000 determined based on percentage of the purchase price as stated in the agreement and has charged this amount to expense during the year ended December 31, 1995.

In February 1995 the Company also issued 100,000 shares of common stock (restricted under Rule 144) in connection with another possible acquisition. The acquisition was never consummated. The shares issued were valued by the Company at $250,000 based on 50% of the bid price of free-trading shares of the Company's stock which approximates the fair value of the restricted shares issued. The Company has recorded this amount as a loss during the year ended December 31, 1995.

Shares Issued In Settlement of Litigation
-----------------------------------------

In February 1995 the Company issued 150,000 shares of common stock (restricted under Rule 144) in settlement of a pending lawsuit. The shares issued were valued by the Company at $375,000 based on 50% of the bid price of free-trading shares of the Company's stock which approximates the fair value of the restricted shares issued. The Company has recorded this amount as a loss during the year ended December 31, 1995.

Shares Issued for Services
--------------------------

In January 1995 the Company issued 20,000 shares of common stock (restricted under Rule 144) for professional services rendered. The shares issued were valued by the Company at $55,000 based on 50% of the bid price of free-trading shares of the Company's stock which approximates the fair value of the restricted shares issued. The Company has charged this amount to expense during the year ended December 31, 1995.

In February 1995 the Company issued 10,000 shares of common stock (restricted under Rule 144) as a bonus to an officer of the Company. The shares issued were valued by the Company at $25,000 based on 50% of the bid price of free-trading shares of the Company's stock which approximates the fair value of the restricted shares issued. The Company has charged this amount to expense during the year ended December 31, 1995.

In April 1995 the Company issued a total of 480,000 shares of common stock (restricted under Rule 144) for legal and consulting services rendered. The shares issued were valued by the Company at $21,600 based on 50% of the bid price of free-trading shares of the Company's stock which approximates the fair value of the restricted shares issued. The Company has charged this amount to expense during the year ended December 31, 1995.

                       AMERICAN DIVERSIFIED GROUP, INC.
                          FORMERLY TERA WEST VENTURES
                         NOTES TO FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 31, 1995


NOTE 5 - SHAREHOLDERS' EQUITY (CONTINUED)
-----------------------------------------

Shares Issued for Services (Continued)
--------------------------------------

In June 1995 the Company issued a total of 1 million shares and in August 1995 issued an additional 300,000 shares of common stock for consulting services.
The shares issued were valued by the Company at $125,000 and $37,000, respectively, based on the issuance price of shares recently sold for cash. The Company has charged these amounts to expense during the year ended December 31, 1995.

In December 1995 the Company issued a total of 3.3 million shares of common stock for consulting services and professional fees rendered during the year ended December 31, 1995 and to be rendered during future periods. The shares issued were valued by the Company at $990,000 based on the average of the bid and ask price of free-trading shares of the Company's stock. In connection with services rendered, the Company has charged $360,000 to expense during the year ended December 31, 1995, and, in connection with services to be rendered during future periods, the Company has charged $630,000 to deferred consulting fees.

Shares Issued for Medical Equipment and Supplies
------------------------------------------------

In August 1995 the Company issued 80,000 shares of common stock (restricted under Rule 144) in exchange for medical equipment and medical supplies, valued at $15,000 and 5,000, respectively. The Company recorded this transaction based on the fair value of the medical equipment and supplies, which was more clearly evident than the fair value of the Company's stock.

Stock Issued for Cash
---------------------

During July and August 1995, the Company issued 2,000,000 shares of common stock at $.125 per share, for $250,000 cash.

Warrants and Options
--------------------

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