Form 10KSB
period 1996-12-31
AMERICAN DIVERSIFIED GROUP INC
filed 1997-07-16
CIK 919742

                     US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                  FORM 10-KSB

  (Mark One)
  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 [FEE REQUIRED]
           For the fiscal year ended December 31, 1996
  [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from  _____________  to  _____________

                        COMMISSION FILE NUMBER: 0-23532
                        -------------------------------

                       AMERICAN DIVERSIFIED GROUP, INC.
         -------------------------------------------------------------

           NEVADA                         88-0292161
     -----------------                   -----------
(State or Other Jurisdiction    (IRS Employer Identification No.)
    of Incorporation)

                700 CANAL STREET, 3RD FLOOR, STAMFORD, CT 06902
                -----------------------------------------------
                    Address of Principal Executive Offices)

                                (203) 328-3092
                       ---------------------------------
                          (Issuer's telephone number)

  Securities registered under Section 12 (b) of the Exchange Act: NONE
                                                                  ----
                              (Title of class)

  Securities registered under Section 12(g) of the Exchange Act:
                       common stock, par value $.001
                       -----------------------------
                              (Title of class)

  Check whether the issuer: (i) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days.

                              Yes    XX    No
                                  -------    ----

  Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       The Registrant had no revenues for its recent fiscal year ended December 31, 1995. The aggregate market value of the voting stock held by non-affiliates(*) of the Registrant based on the average bid and asked prices of $.04 and $.035 respectively, of such common stock as of July 6, 1997 is $2,466,378.80, based upon an average of $.03 multiplied by 82,212,560 shares of common stock as of July 6, 1997 held by non-affiliates. As of July 6, 1997, the Registrant had a total of 86,212,560 shares of common stock, par value $.001 outstanding.

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

                                Page 1 of ____.

                                     PART I

  ITEM 1.  DESCRIPTION OF BUSINESS


  Background-Prior to Fiscal 1996
  -------------------------------

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

      The Company determined that it would devote its efforts towards becoming a medical products company and as a result, on March 28, 1995, Kenneth Coleman, the President of Aimrite, resigned as a director and as president of Tera West Ventures, Inc., and exercised his right to purchase the Company's interest in Aimrite. As a result of the exercise by Mr. Coleman of this right, assets previously reflected on the Company's Annual Report of Form 10-KSB for its fiscal year ended December 31, 1994, in the amount of approximately $4,200,000 were removed from the Company's balance sheet, and this reduction was duly reported in the Form 10-QSB for the three month period ended March 31, 1995. Further, the removal of these assets, as well as the liabilities of Aimrite, also had an impact on shareholders' equity, which reduction when written off resulted in a loss of approximately $2,500,000 which was also reported on the Form 10-QSB for the three month period ended March 31, 1995. See Note 2 to the Financial Statements for the year ended December 31, 1995, filed in the Company Annual Report on Forms 10-KSB and 10-KSB/A for fiscal 1995.

      In about March 1995, the Company determined to enter into an acquisition agreement involving the purchase of ADMC. However, as a condition precedent to the formal closing of this acquisition, ADMC had to satisfy its representation to the Company that it had net worth of $2,000,000 at the date of closing. As a result of ADMC's failure to satisfy such net worth requirement, the closing of this acquisition was terminated with a rescission and settlement that resulted in the cancellation of 8,530,000 of the restricted shares of the Company's common stock that had been issued to ADMC's stockholder, Ameril Corp., in contemplation of the closing. Ameril Corp., prior to the rescission and settlement with the Company, had transferred 2 million of the shares in a private transaction to an unaffiliated third party. As a result, the Company determined that it was in its best interests to settle with Ameril on terms that provided for the cancellation of the 8.53 million shares rather than litigate, at possibly significant expense, in an effort to achieve cancellation of the additional 2 million shares that had been transferred.

       Following the exercise by Kenneth Coleman of his right to repurchase the 70% interest in Aimrite from the Company, and the termination of the acquisition agreement with ADMC, the Company through fiscal 1995 should be considered to be a holding company. During 1995 and in 1996, the Company's activities involved the search of a business or assets that it could acquire, in order to become an operating company, or in the alternative, efforts to develop its own business operations, principally with the assistance of third parties. To that end, the Company continued to investigate several opportunities, principally in the medical products field, including the distribution of HSA and test kits to test cholera, gonorrhea, strep and syphilis. During fiscal 1996, the Company also explored other potential acquisitions and businesses, including computer and technology products and services. See the discussion below.

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

       In the same registration statement on Form S-8, the Company registered a total of 1 million shares to Messrs. Elliot Bauer and Leonard Cohen, the principals of AVIX International Pharmaceutical Corp. ("AVIX"), in consideration for a one (1) year consulting agreement between Messrs. Bauer and Cohen, on behalf of AVIX, and the Company. The services provided by AVIX included identification of pharmaceutical firms for potential joint ventures with the Company, services with respect to the approval process for the commercial sale of medical products in the United States and internationally, identification of investment banking firms for possible relationships with the Company and its ventures, and dissemination of information concerning the Company and its proposed products and services to the medical community, and services in connection with public relations firms, among other services. In furtherance of its obligations to provide services to the Company, AVIX: introduced the Company to a new source of Human Serum Albumin ("HSA"), a product in that is widely regarded to be in short supply internationally, and is comprised of the serum component of whole blood. See the discussion under "Consulting Agreements" below.

       HSA is commonly used in accidents, as well as in operations and warfare conditions where there is a significant loss of blood, and where HSA serves as a short-term blood substitute which prevents shock. In addition, HSA does not require refrigeration and therefore is well suited to the climates in Central and South American, as well as in other tropical areas, such as West Africa, where refrigeration is not readily available.

       AVIX also made the initial introduction of the Company to Emerging Trends Linkages Corp. ("ETLC"), a New York corporation, although no formal business relationship was formed between ADGI and ETLC until February 12, 1996. See the discussion below under "Recent Business Developments" and "Consulting Agreements" with respect to orders from the Republic of Guinea and registration of pharmaceutical products in West Africa, and other business opportunities and relationships resulting from the agreements with ETLC.

       Further. AVIX was responsible for the introduction of the Company to Ms. Judith Grossman, who became a consultant to the Company in mid 1995 and has provided continuing services to the Company for approximately the past twenty-four months to date. The services of Ms. Grossman include services that led to ADGI's receipt of a commitment of pre-export financing from an institutional investment bank and certain private lenders for the purpose of funding the purchase of pharmaceutical products that are the subject of the Company's orders from the Republic of Guinea. See "Recent Business Developments" and "Consulting Agreements" below.

        During fiscal 1995 and in early 1996, while the Registrant did not have actual operations, it believed that its future lay principally in the field of medical products, including the sale of HSA and test kits. With the advice of its consultants, the Company believed that the likely market for such products was in Mexico and South America, as well as in certain developing countries. However, throughout fiscal 1996, Registrant did not have an assured supply for HSA, which sources of supply it sought to develop with the assistance of third parties including its consultants. During fiscal 1996, the Company also lacked a means to purchase and distribute HSA and test kits products, if and when both supply of and any firm purchase orders for such products were obtained. The Company, therefore, pursued third party sources for HSA and test kits and sought to acquire or otherwise generate purchase orders for such products, principally in Mexico and South America During 1996 and since the end of the fiscal year, the Company has also sought various means of financing the purchase orders it has generated.

        In connection with the efforts to acquire sources of HSA, the Company, through the efforts of United Biomedical, Inc., a Florida corporation ("UBI"), found a supplier of HSA in China, which furnished samples of HSA for shipment to certain potential customers for HSA that had been developed by UBI in Mexico and South America. See the discussion under "Item 9-Directors, Officers, Promoters and Control Persons" with respect to employment by UBI of Dr. Jerrold R. Hinton, president and chief executive officer of the Company, prior to March 1995.

        The Company's experience is that alternate sources of HSA are necessary because from time to time, manufacturers and suppliers of HSA have supply difficulties, for among other reasons, demand from within their own countries, problems with human donors, who are necessary to produce HSA, or other reasons beyond the particular manufacturer's control.. As a result, UBI was introduced to a new Chinese manufacturer of HSA by AVIX as a consultant to the Registrant. In addition to the arrangements that AVIX endeavored to make for HSA supply directly from the manufacturer in China, AVIX also introduced the Company to Hemo Biologics International, Inc., of Ft. Lauderdale, FL, which the Company was informed had another HSA source in China. The services provided by AVIX and UBI in seeking to secure HSA sources for the Company were provided pursuant to certain consulting agreements between the Company and UBI and AVIX, discussed more fully below, and no additional consideration was given to either UBI or AVIX for such introductions.

        Notwithstanding the supply difficulties, the Company believes that it will be successful in developing alternate suppliers of HSA, with the introductions by UBI and its other consultants. The basis for this belief is that following the end of the 1995 fiscal year, UBI found another source manufacturer of HSA in Argentina. See the discussion below with respect to the supply of HSA and other blood derivative products that the Company has secured from the efforts of ETLC from the Bayer Corporation-Biological Products Division, for the purpose of fulfilling orders from the Republic of Guinea and commencement of the registration process for the sale of blood derivative products to the National Blood Bank of the Ivory Coast. It should be noted that because of existing distribution arrangements of Bayer Corporation, Bayer Corporation will supply the Company's needs for purchase orders from West Africa, but will not supply the Company with HSA for the contingent purchase orders assigned to the Company by UBI from South America. See "Recent Business Developments" and "Consulting Agreements" below.

        The Company is not required to have any licenses to sell or export HSA or any of its existing products that it is endeavoring to sell because in each instance the manufacturer or the distributor through which the Company shall supply products subject to any purchase orders has all required licenses. However, in each instance, the Company or its representatives must submit samples of each product from a designated supplier/manufacturer. Therefore, if and when the manufacturer or supplier of any pharmaceutical product that is the subject of an order changes, the Company, and all entities conducting similar business, must submit new samples conforming with the products that are the subject of the order or the pending registration process, in order to secure approval or complete a sale.

       During 1996 and following the end of the fiscal year, the Company was able to outsource with the assistance of UBI access to test kits for cholera, syphilis, gonorrhea and strep, and another source of HSA. As a result of using new sources for both HSA and test tits, the contingent orders that the Company received by assignment from UBI require that the respective products be resubmitted to appropriate regulatory authorities prior to confirmation that the new products have been approved for registration and sale. Assuming that such new sources are approved and the samples comply with the specifications contained in the contingent purchase orders, of which there can be no assurance, then in such event, the Company can generate actual revenues from the presently existing contingent orders assigned to the Company by UBI from Mexico and South America, as discussed below. When and if the products are approved for registration in each of the countries in South America, the Company would be in position to ship and be paid for the products that are subject of these contingent purchase orders. This could also result in the Registrant being able to generate future sales of medical products, including test kits and HSA from Mexico and South America, but there can be no assurance that the samples of HSA and the test kits that have been submitted for approval to Mexico and South America will be approved or will generate sales revenues for the Company. The Company's financial statements for fiscal 1996 do not reflect such contingent purchase orders as assets or receivables, because of the contingent nature of such orders.

  Recent Business Developments
  ----------------------------

       The Company's principal efforts during fiscal 1996 and to date have principally resulted from the engagement of ETLC, as consultant, for the purpose of seeking purchase orders for the distribution and sale of a variety of medical/pharmaceutical products, including generic pharmaceuticals and vitamins, blood derivative products, and diagnostic test kits. In addition, the Company has utilized ETLC for the purpose of seeking the supply form unaffiliated third parties of products subject to purchase orders as such orders have been received. In addition, ETLC, together with the efforts of Ms. Judith Grossman, a Company consultant, have been active in securing pre-export financing and commitments for further pre-export financing to enable the Company to pay for the products that are part of existing purchase orders, which shipments commenced in May, 1997.

       During the last six months of fiscal 1996 and continuing to date, ETLC has been successful on behalf of the Company in generating purchase orders after obtaining approval for the registration, distribution and sale of medical products in the Republic of Guinea in West Africa, including purchase orders for generic pharmaceuticals, vitamins, diagnostic test kits and HSA from the Central Pharmacy of the Republic of Guinea. In addition, ETLC has commenced the registration and approval process, a condition precedent to receipt of anticipated purchase orders for blood derivative products, following shipment of samples of four blood products to the National Blood Bank of the Ivory Coast. Further, ETLC has been able to generate purchase orders from the National Health Foundation of Brazil for the State of Roraima for dengue fever and malaria vivex test kits. This order is subject only to approval of samples of such test kits submitted to the National Health Foundation by the Company through ETLC as discussed more fully below.

       The Company is aware that the market for the sale of medical/pharmaceutical products is extremely competitive. In order for the Company to compete successfully, of which there can be no assurance, the Company must be able to have certain competitive advantages, whether on the basis of price, with respect to certain products, or as a result of its unique marketing niche gained from its agreement with ETLC and to a lesser extent with UBI. The Company has benefited from the ability of ETLC to generate purchase orders from the Republic of Guinea for generic pharmaceuticals, vitamins, HSA and test kits, among other products. In addition, in the Ivory Coast, and Brazil, where ETLC has business representatives, the registration and approval process has commenced for the sale of blood derivative products and test kits, respectively. During fiscal 1996, ETLC submitted samples of HSA and test kits to the Central Pharmacy of the Republic of Guinea, which resulted in the Company's receipt of an initial purchase order in the amount of $200,000. Further, the efforts of ETLC provided the Company with the opportunity to expand its product line, by generating additional purchase orders in the amount of approximately $750,000 from the Central Pharmacy of the Republic of Guinea for generic pharmaceuticals and vitamins. The Company in May, 1997, commenced shipment of the initial products subject to the purchase order for generic pharmaceuticals and vitamins to the Central Pharmacy of Guinea, and also shipped diagnostic test kits in connection with the initial purchase order.

       Historically, generic pharmaceutical products had been only a small percentage of the total pharmaceutical product market in the developing countries of West Africa (less than 10% of the total market). However, with the efforts of ETLC, generic pharmaceuticals have begun to be demanded in the Republic of Guinea, and are becoming increasingly in demand elsewhere in West Africa, as compared to brand name pharmaceuticals that have previously controlled the market. The cost of pharmaceutical products, and indeed all products sold to West Africa, have increased significantly following the devaluation of the West African currencies. The devaluations have led many West African governments to seek a variety of products from suppliers other than France and Belgium, which had traditionally been the major suppliers of almost all products sold to their former colonies in West Africa. The determination by the West African governments and particularly the Ministries of Health to seek alternative sources of supply has presented opportunities to companies, such as ADGI, to generate purchase orders and penetrate new markets.

       Price has become the critical factor and the generic pharmaceuticals available from the United States and elsewhere offer an opportunity to penetrate a previously "closed" market, with an expanded line of pharmaceutical products, including diagnostic test kits, blood derivative products, HSA, generic pharmaceuticals and vitamins. ADGI does not have the resources of many of its competitors and is a newcomer to the industry, but the Company believes that it has an opportunity to compete in Mexico, and South America as well as in West Africa because of the expertise and relationships of its consultants and their respective representatives, described more fully below. See "Management's Plan of Operation" with respect to its receipt of commitment for pre-export financing to fund the purchase of products subject to pending and future purchase orders, and its receipt of private financing that is funding its ongoing expenses and expanded marketing efforts in West Africa.

  Consulting Agreements
  ---------------------

       On February 20, 1996, Registrant entered into a one year consulting agreement with United Biomedical Inc., of Miami, FL ("UBI"), which has been engaged in the business of the distribution and marketing of HSA and cholera, syphilis, gonorrhea and strep test kits, as well as related medical products and services. In connection with the consulting agreement with UBI, the Company issued to UBI 2.5 million shares of common stock which were included in a registration statement on Form S-8 dated February 29, 1996. Such shares were issued to UBI in consideration for UBI's providing consulting services including the introduction of rights to market in Mexico the telemedicine programming which UBI had developed. See the discussion under "Item 9-Directors, Officers, Promoters and Control Persons" with respect to employment by UBI of Dr. Jerrold R. Hinton, president and chief executive officer of the Company, prior to March 1995.

       Telemedicine programming involves remote medical diagnostic and treatment procedures using two-way video teleconferencing. The procedures include a physician specialist located at a remote location, with on-line video, so that he can assist a medical technician, who is instructed on a step by step basis, in conducting tests of and treatment for a patient. The Company believed that this telemedicine programming could be a cost effective way of treating patients in developing countries with limited medical resources and personnel, such as those countries where the Company was seeking to market HSA, test kits, and other medical products. UBI also granted Registrant non-exclusive rights to distribute a DNA Analyzer in Mexico and South America. A DNA Analyzer is an instrument designed to accurately measure cancer cells in human patients.

       Prior to the Company's acquisition of these rights, DNA Analyzers were sold by unaffiliated persons to hospitals in Italy, France, Germany as well as the United States. The DNA Analyzer is manufactured by RatCom, Inc., located in Miami, FL. During fiscal 1996 and to date, Registrant has not yet generated any revenues from its consulting agreement with UBI, from either the rights to market the telemedicine program or the DNA Analyzer. Further, Registrant has not pursued nor does it contemplate devoting any efforts involving the DNA Analyzer or the telemedicine program, principally because it has determined to devote its resources and energies to the pharmaceutical business, which is not as capital intensive as marketing and selling expensive equipment, such as the DNA Analyzer, or installing sophisticated telecommunication equipment necessary for video teleconferencing.

       This determination to devote efforts to pharmaceuticals and medical products was based upon success of Registrant, through the efforts of ETLC, in receipt of purchase orders from the Republic of Guinea for HSA, test kits, generic pharmaceuticals and vitamin products; the commencement of the registration process for blood derivative products in the Ivory Coast; and receipt of purchase orders from Brazil for dengue fever and malaria vivex test kits, subject to approval of samples. Notwithstanding its decision not to pursue the telemedicine program and DNA Analyzer businesses, Registrant considers that UBI fulfilled its obligations to the Company under the above referenced consulting agreement, because of the assets the Company received from UBI, evidenced by assignment of contingent purchase orders for HSA and cholera test kits and other valuable services provided to Registrant by UBI. See the discussion below with respect to the assignment to ADGI of UBI's contingent purchase orders.

       Prior to the determination to devote its energies to the distribution of pharmaceuticals and medical products, the Company entered into another agreement with UBI dated June 16, 1996, with the purpose of acquiring UBI. The principal purpose of acquiring UBI was based upon the Company's determination at that time that its future was in the medical equipment products field, as well as its belief in its ability to generate confirmed orders for medical products, such as HSA and test kits. The planned acquisition of UBI included the assignment of UBI's sources of HSA and test kits, and assignment of UBI's contingent purchase orders for HSA and test kits. In connection with the agreement to acquire UBI, the Company issued 2,000,000 restricted shares of common stock and undertook to register these restricted shares in a registration statement on Form S-1 under the Act. Further, by action of both UBI and the Company, the Company was assigned UBI's contingent purchase orders with respect to HSA and test kits, which assignment included UBI's distribution and marketing agreements between UBI and: Probifasa, S.A. DE C.V.-Mexico; American Entrepreneur Corporation-Brazil; Chembiomed Comercio E. Representacoes LTDA-Brazil; Hampton Roberts International-Ecuador, Peru, Argentina, Bolivia and Columbia; Total orders, which are contingent upon registration and approval of product samples. With respect to HSA, the contingent orders are $585,750 from South America as follows: Ecuador- $177,500; Peru-$88,750; Columbia-$53,250; Bolivia-$53,250; and Argentina-
  $106,500 through Hampton Roberts International, and Brazil-$106,500 through American Entrepreneur Corp. With respect to cholera test kits the contingent orders are Mexico-$351,500 through Probifasa.

       The Company has since agreed with UBI that it shall not acquire UBI because it has been assigned those assets which it considers to be of most value--the assignment of contingent purchase orders and the sources of HSA and test kits--and the Company does not have a present interest in entering into the capital intensive medical equipment products business. Therefore, both parties have agreed that the 2 million shares shall be returned to the Company's transfer agent for cancellation. This determination not to acquire UBI was also based upon the fact that Dr. Thornthwaite did not intend to become a full time employee of the Company and rather preferred to remain as a consultant, providing services from time to time with respect to the Company's generic pharmaceutical, blood product, and diagnostic test kit business, which arrangement the Company has determined is satisfactory, in consideration for the shares issued to UBI by the Company in the initial consulting agreement. Dr. Jerrold R. Hinton, President of the Registrant, was an officer of UBI from 1992 through early 1995, during which period Mr. Hinton was owed salary by UBI at the rate of $7,000 per month, which amount was accrued but unpaid. Such accrued but unpaid salary in the total amount of $240,000 was paid by UBI in 1996 from the proceeds of its sale of a portion of Registrant's securities issued under the consulting agreement, which shares were registered in the registration statement on Form S-8 dated February 29, 1996.

       At present, the principal supplier of cholera, strep, gonorrhea and syphilis test kits is New Horizons Diagnostics Corp., located in Columbia, MD. The Company has had several different suppliers of HSA, including three in China and one source in Argentina for its contingent orders for HSA from Mexico and South America. See the discussion below with respect to: the purchase orders received from the Republic of Guinea for HSA and test kits; purchase orders, subject to sample approval, for dengue fever and malaria vivex test kits, received from Brazil; and the registration process for blood derivative products obtained by the Company from the Bayer Corporation for sale in the Ivory Coast. The Company does not market any medical products in the United States and has no present intention of doing so. The Company is also negotiating with several other manufacturers for the supply of additional diagnostic test kits, including test kits for malaria vivex, dengue fever and a rapid AIDS test kit, as a result of the efforts of a new representative of ETLC working in Brazil.

       Registrant has not yet generated any revenues from the assignment by UBI of the above referenced contingent purchase orders for HSA and cholera test kits, nor can there be any assurance that revenues will be generated in the foreseeable future, because these products must be approved for registration and sale prior to shipment of the products subject to the purchase orders. Because of the change in the manufacturing source of the HSA, new samples of HSA have been sent to the appropriate regulatory authorities in South America for approval, and the purchase orders are being revalidated. However, because HSA is presently sold in each of the countries where the Company has been assigned purchase orders, the only regulatory protocol that the Company must satisfy is that its source of supply meets the criteria and specifications established for such products. The Company believes that the new supplier of HSA from Argentina should satisfy all regulatory protocols in the South American market.

       The Company entered into a second consulting agreement AVIX on January 15, 1996, for a term of two (2) years. The principal business of AVIX during the past two years has involved the registration of pharmaceutical products manufactured by third parties, for the purpose of securing approval of the distribution and sale of such products in Mexico, China and elsewhere in the Far East. The Company retained AVIX for such additional services because of the expertise gained by AVIX in such areas, which expertise has been of value to the Company, in management's opinion. In connection with the second consulting agreement, AVIX agreed to perform additional services for the Company, including but not limited to services in medical product development and sourcing, as well as medical product distribution. AVIX, through its contacts in China continued efforts to secure for the Company further source manufacturers for HSA, and following the Company's agreement to utilize the services of ETLC, AVIX provided services for the purpose of assisting the Company in its efforts to outsource generic pharmaceutical products that are the subject to its purchase orders from the Republic of Guinea. In addition, AVIX in 1996 introduced Registrant to Hemo Biologics International, Inc. of Ft. Lauderdale, FL, which has another source of HSA in China. As stated above, AVIX was helpful in bringing ETLC and the Company together in 1996 and also paid the initial consideration to Ms. Grossman, who has continued to provide valuable services to the Company in connection with arrangements for the Company to receive a commitment for pre-export financing from the institutional investment bank and from private lenders, to which end the Company has furnished the institutional investment bank and the private lenders with the documentation necessary for the funding of the pre-export financing under the commitment with the assistance of Ms. Grossman.

       In consideration for this second consulting agreement, the Company agreed to issue AVIX a total of 6,500,000 shares, all of which were registered under the Form S-8 registration statement dated February 29, 1996. In fact, 5,200,000 shares were issued to AVIX and its principals and 1,300,000 shares were issued directly to Diversified Corporate Consulting Group L.C. for the purpose of providing corporate and financial consulting services to the Company. The 1,300,000 shares which were issued to Diversified Corporate Consulting Group L.C. were included in the AVIX agreement, because of the obligation of AVIX to secure for Registrant a corporate and financial public relations firm to assist in the promotion of the Registrant and its principal business endeavors, which involve medical related products. However, AVIX has informed the Company that it did not negotiate the agreement with Diversified Corporate Consulting Group and has conducted no prior or subsequent business with such firm. While the

  Company believes that AVIX has continued to fulfill its obligations to the Company, to date Diversified Corporate Consulting Group has not performed any services for the Company.

       AVIX also advanced to the Company the sum of $50,000 pursuant to a convertible promissory note (the "AVIX Note") to assist the Company in its cash flow. The AVIX Note provided for conversion into shares of the Company's common stock at a price of $.25 per share, which conversion would have been required upon the filing by the Company of a registration statement on Form S-1 under the Act. The AVIX Note provided for interest at 12% per annum and would have been due July 30, 1997, unless the Company filed a registration statement prior to such date and the AVIX Note was converted.

       AVIX was also instrumental in the Company's negotiations with respect to the initial consulting agreement between the Company and ETLC, dated February 12, 1996. However, prior to the end of the Company's fiscal year, AVIX confirmed that it did not continue to have sources for HSA. As a result, the Company and AVIX agreed that the principal and interest due under the AVIX Note be foregiven, which indebtedness was foregiven during the first quarter of 1997.

       In connection with this consulting agreement with ETLC, ETLC agreed to use its best efforts to secure approvals for product registration, and obtain purchase orders for the distribution and sale of HSA, ADGI's principal product at the date of the agreement, within the West African countries of Ivory Coast, Mali, Congo, and Guinea. ETLC also agreed to use the services of ETLC's West African representatives to secure and service any purchase orders generated for ADGI. In consideration for the February 12, 1996 consulting agreement with ETLC, the Company issued 600,000 shares to ETLC and granted ETLC an option to acquire 900,000 shares ("option shares") for an adjusted price of $.18 per option share. These shares and the option shares were registered in the Company's registration statement on Form S-8 filed with the Commission on February 29, 1996. The grant of the option may be deemed as ETLC's payment for the rights to market the Company's products within its territory in West Africa. This agreement was amended on May 31, 1996, to also provide for the sale by ETLC, on behalf of the Company, of Test Kits for strep, cholera, syphilis and gonorrhea in the above referenced West African countries. In connection with this amendment, additional consideration of 1,500,000 shares were issued to ETLC, which were registered in a registration statement on Form S-8 dated December 17, 1996, described below, as were additional shares issued to ETLC, pursuant to the further agreements of the parties after the end of fiscal year 1996, discussed below.

       On August 5, 1996, following confirmation from ETLC that orders for HSA and test kits were imminent, ETLC transmitted to the Company two written purchase orders that ETLC received from the Central Pharmacy for the Republic of Guinea, as follows: a purchase order for $200,000 in HSA and test kits, which products at that time constituted ADGI's entire product line of medical products. Further, ETLC presented the Company with a purchase order for $750,000 for generic pharmaceuticals and vitamins, which at the time of receipt of this order was not part of the Company's existing product line. The Company, with the assistance principally of ETLC, Judith Grossman, and Thomas
  J. Craft, Jr., the Company's counsel, corporate secretary and a director, has outsourced from several manufacturers and distributors in the United States, Canada, Mexico, Europe and has also developed a relationship with Chinese sources of generic pharmaceuticals to fulfill the initial orders. The Company believes that it will be able to fulfill the orders from the Republic of Guinea and further orders as they are received from West Africa and Brazil (see the discussion below), from more than one third party manufacturer/distributor sources at terms and conditions satisfactory to the Company, and does not believe that it will be dependent upon any one source.

       The Company commenced shipment of generic pharmaceuticals and diagnostic test kits in June, 1997, of the initial products subject to the orders from the Central Pharmacy of the Republic of Guinea and will continue shipment of products pursuant to both purchase orders during fiscal 1997. Further, because it has received commitments for pre-export financing from an institutional investment bank and has received loans from certain private lenders to permit it to purchase and prepay for the products that are subject of the orders, the Company believes that it should be able to secure more advantageous pricing than if it sought to purchase the products on credit, and pay for the products after receipt of payment from the Republic of Guinea. The Republic of Guinea is providing for a letter of credit to pay for the products through Bicgui Bank, the National Bank of Guinea.

       In addition, ETLC has been requested by the Ministry of Health of Guinea, on behalf of Sierra Leone, to assist Guinea in its agreement with international health organizations including the World Health Organization and the United Nations, in efforts to rebuild the medical services sector of Sierra Leone. Although Sierra Leone is not part of ETLC's initially designated territory in West Africa under the agreements between the Company and ETLC, ETLC agreed to use its best efforts to sell medical such products on behalf of the Company to the Ministry of Health and Sanitation in Sierra Leone, which efforts, however, have been halted as a result of the political unrest in Sierra Leone. No assurance can be given as to whether the Company through ETLC will generate any business from Sierra Leone, based upon current conditions in that country.

       The Company and ETLC have agreed to a further addendum to the consulting agreements, based upon ETLC's commitment to generate up to $15 million in purchase orders for generic pharmaceutical products and other medical related products from the Republic of Guinea and elsewhere in West Africa. In consideration for such addendum and the commitment from ETLC to provide additional consulting services to the Company, including services related to generating orders for ADGI for an increased period from two (2) years to five
  (5) years, the Company issued to ETLC 3 million additional shares in a registration statement on Form S-8, which was filed on December 17, 1996, an additional 4 million shares that were included in a post effective amendment no. 1 to Form S-8 dated January 2, 1997, and an additional 7 million shares that were included in a post effective amendment no. 2 to Form S-8 dated February 13, 1997, of which latter amount 2 million shares are being held in escrow by counsel to the Company, and shall vest upon the shipment of additional orders to the Republic of Guinea. This was based upon ETLC's receipt on behalf of the Company of the purchase orders for generic drugs and vitamins beyond the scope of the initial and amended agreements, and provided for the sale of products by the Company that were not within its existing or contemplated product line at the time the initial agreements were executed.

       Further, with the collaboration of ETLC and Ms. Grossman, the Company, in January, 1997, received a written commitment from an institutional investment banking firm for a continuing line of credit, and in May, 1997, the Company received private financing from lenders to permit the Company to purchase the generic pharmaceuticals that are the subject of its existing orders from Guinea. This line of credit will also be available to fund the purchase of products that become the subject of future orders from the Republic of Guinea, which order are backed by the written commitment of Bicgui Bank, the National Bank of Guinea and will be followed by letter of credit.

       The Company in consideration for her continued services to the Company during the past two years issued to Ms. Grossman 350,000 shares in the registration statement on Form S-8 dated December 17, 1996 and 1.5 million shares in post effective amendment no. 2 to such registration statement dated February 13, 1997. Further, in the registration statement on Form S-8 dated December 17, 1996, the Company issued to Thomas J. Craft, Jr., Esq. 350,000 shares for serving as a director and providing certain legal services to the Company, and in post effective amendment no. 2, the Company also issued to Thomas J. Craft, Jr., Esq., in consideration for serving as corporate secretary, a director and counsel to the Company, and for his direct assistance in sourcing pharmaceutical products and dengue fever and malaria vivex test kits for Brazil an additional 3 million shares. The Company also issued to Dr. Hinton, in consideration for his continuing to serve as the Company's president and chief executive officer, as well as director 1 million shares in post effective amendment no. 1 and in consideration for the execution of a three year employment agreement, which provides for no salary until the Company's cash flow shall permit, an additional 3 million shares. The Company has also agreed to negotiate with Messrs. Hinton, and Craft, and Ms. Grossman, as well as ETLC, and other persons providing continuing services to the Company, for the issuance of additional shares, in a registration statement on Form S-8 and/or Form S-1, to compensate such parties for continuing services performed and to be performed on behalf of the

  Company in developing its pharmaceutical products business and other services necessary for the Company's operations prior to its generating a positive cash flow.

       The Company, based upon the orders and the commitment it has received for pre-export financing, as well as additional financing that it has negotiated utilizing the services of ETLC and Ms. Grossman, firmly believes that it will be able to continue to supply such generic drugs and vitamins at prices that shall permit the Company to generate a profit. Further, through the efforts of ETLC's new representative in Brazil, the Company has recently received purchase orders for malaria vivex and dengue fever test kits from the National Health Foundation, State of Roraima, Brazil, and is utilizing several manufacturers to supply these test kits. The purchase orders for 100,000 of each of the above test kits is subject only to approval of products samples, which will be sent to Brazil during June, 1997, with shipment of actual orders to follow. The Company has been informed that the potential market for dengue fever and malaria vivex test kits in Brazil, nationally, is approximately 1 million of each test kit, with potential sales of $16 million, based upon current world pricing of such kits.

  Prior Contemplated Projects
  ---------------------------

       Registrant during 1996, entered into letter of intent with respect to the proposed acquisition of Aptek Communications Products, Inc. ("Aptek"), a computer company owned by Gerard Haryman, who served as a director of Registrant from January, 1996 through December, 1996. In contemplation of the business arrangement with Aptek, the Registrant moved into the corporate offices of Aptek, which included 6,000 square feet of office and warehouse space at 501 South Dixie Highway, West Palm Beach, FL 33480. (See "Description of Property" below with respect to the relocation of the Company's offices to Stamford, CT.) In connection with this proposed acquisition of Aptek and its computer assets, Registrant engaged Denise Valentini, Palm Beach, FL, as a consultant to prepare a business valuation and valuation of the inventory of Aptek. The consultant was issued 2,250,000 shares of common stock which were included in the Form S-8 registration statement dated February 29, 1996. In the Company's registration statement on Form S-8 dated December 12, 1996, the Company issued to Mr. Haryman 500,000 shares for his services as a director from January, 1996 through December, 1996.

       The Registrant, after reviewing the valuations of Aptek for the purpose of determining the consideration that it would pay, which would have consisted of restricted shares of ADGI, has since determined not to pursue the acquisition of Aptek. Prior to this determination, Mr. Haryman had agreed that as a director, he would not vote, but rather would abstain, on any determination to merge and the amount of share consideration to be issued in consideration of the contemplated merger, assuming that the board of directors voted to acquire Aptek. However, Mr. Haryman resigned from the board of directors following the determination by the board in December, 1996, not to acquire Aptek, because of Mr. Haryman's continuing interest in pursuing the business of Aptek, which involves computers and related telecommunication products and services, including video teleconferencing, fax and cellular phone technology. The decision of Mr. Haryman to resign as a director was based solely upon his determination to pursue the business opportunities presented by his ownership of Aptek and his other business interests, and was not based upon any disagreement with management with respect to any matter of policy of business practices.

       Registrant, during fiscal 1996, also entered into purchase agreement with Imaging Systems Synergies Inc. ("ISS") with offices located at North Miami Beach, FL. ISS is an internet gateway provider and a provider of related satellite technology, including earth station for global communication services. in Wisconsin and Illinois. During the negotiations with respect to the proposed acquisition of ISS, the Company advanced approximately $100,000 to assist ISS in continuing its operations, while the Company continued its due diligence efforts. The Company believed that ISS's business and technology matched well with the contemplated acquisition of Aptek.

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

       The Company, after consulting with counsel in Florida, determined to pursue a cause of action against ISS for damages, including recovery of the $100,000 in interim capital advanced to ISS. The Company's action was moved to Dade County Superior Court and cannot determine at this time whether it will prevail against and be successful in recovering any damages against ISS. The entire board of directors of ADGI agreed unanimously not to acquire ISS. The Company generated no income from its involvement with either Aptek or ISS.

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

       During the period from January, 1996 through December, 1996, the Company shared office facilities with Aptek, including use of executive offices and warehouse space, at a monthly expense of $1,500, which the Company believes to be the fair market value of the facilities used by the Company. In addition, the Company paid its pro-rata share of the telephone, secretarial and other monthly office expenses.

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

  ITEM 3.  LEGAL PROCEEDINGS

       On December 30, 1994, Deniston Limited, a British Virgin Islands corporation, filed a complaint against Kenneth Coleman, Tera West Ventures, Inc., PBA Energy Associates and Peter Berney seeking injunctive relief, specific performance and damages in connection with a securities subscription agreement in which Deniston Limited alleged that it was to acquire common stock of the Company. Deniston Limited v. Kenneth Coleman, Tera West Ventures,
                        --------------------------------------------------------
  Inc., PBA Energy Associates, and Peter Berney, 11th Judicial Circuit, Dade
  ----------------------------------------------
  County, Florida, Case No. 94-24371. The case was settled in February 1996 with the payment by Kenneth Coleman and Peter Berney of a total of $50,000.

       The Company has pending a cause of action against ISS for damages, including recovery of the $100,000 in interim capital advanced to ISS. The Company's action, American Diversified Group, Inc. v. Imaging Systems
                    ---------------------------------------------------
  Synergies, Inc., et al., which action was moved to the 11th Judicial Circuit,
  -----------------------
  Dade County, Florida, Case No. 97-001983AN, from Palm Beach County, where the proceeding was initially commenced. The Company cannot determine at this time whether it will prevail against and be successful in recovering any damages against ISS. The entire board of directors of ADGI agreed unanimously not to acquire ISS. The Company generated no income from its involvement with either Aptek or ISS.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fiscal year ending 1996.

                                     PART II

  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's common stock is traded over-the-counter in what is referred to as the "Bulletin Board" or "pink sheets." As of July 6, 1997, there were 15 markets makers in the Company's stock. The following information with respect to the high and low market prices was obtained from the Company's records.

                                 Bid Prices
                           --------------------
        1993                 High       Low
-------------------------  --------  ----------

Quarter Ending March 31     $8-3/4     $4-7/8
Quarter Ending June 30      $8-3/4     $7-1/2
Quarter Ending Sept. 30     $  1/4     $  1/4
Quarter Ending Dec. 31      $6-3/4     $  1/2

                                Bid Prices
                           --------------------
        1994                 High        Low
-------------------------  --------  ----------

Quarter Ending March 31     $8-1/4     $6
Quarter Ending June 30      $8-3/4     $8
Quarter Ending Sept. 30     $10        $6-3/4
Quarter Ending Dec. 31      $7-1/4     $4-1/4

                                Bid Prices
                           --------------------
         1995                High        Low
-------------------------  --------  ----------

Quarter Ending March 31     $5-5/8     $1/8
Quarter Ending June 30      $5/16      $1/32
Quarter Ending Sept. 30     $7/16      $1/4
Quarter Ending Dec. 31      $7/16      $1/4

                                Bid Prices
                           --------------------
        1996                 High        Low
-------------------------  --------  ----------

Quarter Ending March 31     $11/32     $1/8
Quarter Ending June 30      $1/2       $3/16
Quarter Ending Sept. 30     $5/16      $3/16
Quarter Ending Dec. 31      $1/8       $1/32

                                Bid Prices
                           --------------------
        1997                 High        Low
-------------------------  --------  ----------

Quarter Ending March 31     $3/16      $1/8
Period Ending July 6        $1/8       $1/32


       As of July 6, 1997, there were 655 holders of the Company's common stock, and no holders of the Company's preferred stock. The Company has never paid a dividend and does not anticipate that any dividends will be paid in the near future.

  ITEM 6.  MANAGEMENT'S PLAN OF OPERATION

       The Company has never had revenues from operations. During the period from 1994 and through the first quarter of fiscal 1995, the Company, through Aimrite, endeavored to develop and market a computer controlled shock absorber system See the discussion under Item 1. "Description of Business-Background Prior to Fiscal 1996" with respect to Aimrite. Before the shock absorber system could be completed, of which there was no assurance, the Company divested itself of ownership of Aimrite, upon the exercise by Kenneth Coleman of his option to repurchase Aimrite, because of a change in management of the Company and management's determination that it did not have the intensive capital resources necessary to complete the development, of which there was no assurance of success. As discussed in Item 1 above, the Company commenced a plan to acquire ADMC and thereafter determined to terminate the acquisition of ADMC, because of ADMC's failure to satisfy the net worth requirements of the agreement.

       However, during and subsequent to fiscal 1995, the Company began to develop its plan to devote its business energies and limited resources to become a medical products company, with intention to seek operations involving the sale of products manufactured by others, principally in the medical field. See the discussion in Item 1. "Description of Business: "Recent Business Developments" and "Consulting Agreements" above. During the last half of fiscal 1995 and throughout fiscal 1996, the Company entered into consulting agreements with third parties for the purpose of exploring potential acquisitions of operating businesses, seeking advise and assistance in identifying business opportunities in the medical products and services fields and also contemplated other business opportunities.

       The Company did not generate any operating revenues in fiscal 1996. Therefore, the Company was dependent upon the funds provided by non-interest bearing loans from the Company's executive officer and directors, as well as the willingness of the Company's executive officer and consultants to accept shares in lieu of cash compensation for continued services to the Company. With the assistance of the Company's consultants the Company's management determined that its best business opportunities were in the area of medical products and principally in its ability of generating revenues the sale of products manufactured by third parties.

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

       The Company during fiscal 1996 has been dependent upon the willingness of its consultants to accept shares of the Company's common stock, issued pursuant to registration statements on Form S-8, in consideration for providing services to the Company. Such services have enabled the Company to reach its present level of development, which includes: having received product registration and approved purchase orders aggregating approximately $1,000,000 for generic pharmaceuticals, vitamins, test kits and HSA from the Republic of Guinea; having secured a commitment for pre-export financing from an institutional investment banking firm; having received from private lenders pre-export funding for its initial shipment to Guinea in May, 1997; having secured purchase orders for 100,000 dengue fever and 100,000 malaria vivex test kits from the National Health Foundation of Brazil, State of Roraima, subject only to approval of sample test kits submitted, which order may result in additional orders for up to 1,000,000 test kits in Brazil, nationally; having submitted samples of blood derivative products, manufactured by the Bayer Corporation, Biological Products Division, pursuant to the request of the National Blood Bank of the Ivory Coast, which samples, when approved, should result in additional orders for such products.

       Directly as a direct result of the foregoing business advances and pending business developments, the Company has been able to raise approximately $150,000 from the private placement of its units, with additional commitments form private financing, as described below. This funding, together with the shipment in June, 1997, of the initial generic pharmaceutical order to the Republic of Guinea, and the anticipated continued shipment of orders for generic pharmaceuticals, diagnostic test kits, and blood derivative products to the Republic of Guinea, as well as revenues that the Company believes will be generated from orders for dengue fever and malaria vivex test kits from Brazil and blood derivative products from the Ivory Coast, as well as additional sales of generic pharmaceutical to West Africa, should enable the Company to become operational and hopefully will permit the Company's independent auditors to remove from their report the qualification regarding the Company as a "going concern"

       The Company's ability to ship these products that are the subject of the purchase orders is the result of the Company having received a commitment from an institutional investment banking firm for pre-export financing, which commitment involves a revolving credit line that will be used for continued shipments of orders as future orders are received. The Company is outsourcing through 10-15 third party manufacturers and distributors located in the United States, Canada, Mexico, South America and Europe and may utilize sources in China as well as India, for the products that are the subject of the purchase orders. The Company is presently seeking the best prices that are available from such manufacturers, consistent with the Guinean pharmaceutical products budget allocated for such products. Neither the Company nor ETLC presently can estimate the length of time that will be required to secure the supply from third party manufacturers for all of the pharmaceutical products in the required quantities to satisfy the orders generated from Guinea or the anticipated orders that the Company hopes to generate from other West African country within the territory granted to ETLC. However, the Company firmly believes that all such products are available, at prices and in quantities sufficient to satisfy the orders in a timely manner.

       To assist the Company in its cash flow requirements while the initial orders are shipped, and in order to pay the operating expenses of the Company, which are estimated to be approximately $10,000 per month, the Company from January, 1997 to early June, 1997, has raised approximately $150,000 from the private placement of units, each unit comprised of one (1) share and one (1) common stock purchase option exercisable at $.08 per share. The units were priced at $.04 per unit, which was the price of the Company's shares on January 15, 1997, the date of the private placement subscription agreement. The Company has also received indications of interest from certain private investors for additional subscriptions of up to $120,000 in units, at a per unit price to be determined on the date(s) of subscription. However, there can be no assurance that any additional subscriptions shall be received under the unit private placement. The trading price of shares of the Company's common stock during the past three months has been in the range of $.027 to $.04. While the Company has been successful in raising capital in the unit private placement, there can be no assurance that the Company will be able to continue to raise private capital if the Company's shares continue to trade at the levels that have prevailed since the beginning of the 1997 fiscal year.

       Based upon the Company's present liquid resources after the expenses that were paid by the Company following receipt of the private placement funds, which expenses included office expenses, relocation expenses, professional/accounting fees, transfer agent fees, and certain other expenses, and based upon its present monthly operating expenses, the Company will be able to operate for approximately 5 to 7 months if no revenues are generated from operations. However, the Company believes that it will begin to generate operating revenues during the second quarter of 1997, following the initial shipment in May, 1997, of the generic pharmaceutical products pursuant to the order from the Republic of Guinea, as well as from the anticipated commencement of orders from the Ivory coast and Brazil. The Company presently estimates that it will begin to receive monies from its initial shipments within thirty to sixty days from the first shipment. This is based upon the terms of the purchase orders with the Republic of Guinea, which are backed by Bicgui Bank, the National Bank of Guinea, and a letter of credit provided in the purchase order. Further, such operating revenues, supplemented by the Company acceptance of up to an additional $120,000 in private placement subscriptions, should permit the Company to operate, at present levels, for up to one additional year or longer, depending upon the timing of shipments and receipt of payments on the orders.

       The Company's monthly operating expenses of $10,000 include rents, office expenses, professional/accounting fees, telephones and salaries to an employee, but excluding Dr. Hinton, the Company's sole executive officer. The Company does not contemplate commencing payment to Dr. Hinton of the monthly salary of $8,333.33 provided in his three year employment agreement unless and until it begins to generate revenues from operations. The monies received from the Company's unit private placement and any pre-export funding will not be used to pay salaries to officer or fees to directors or consultants, each of whom have agreed receive compensation for services by the issuance of shares in registration statements on Form S-8 and/or Form S-1. During 1996 and through early 1997, the Company's executive officer, directors and consultants were issued shares in registration statements on Form S-8 in consideration for their continued services to the Company.

  ITEM 7.   FINANCIAL STATEMENTS

       The financial statements for the fiscal year ended December 31, 1996, are attached hereto.

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

       In March, 1995, Tera West Ventures, Inc. ("TWVI"), the Registrant's former name, changed its name to American Diversified Group, Inc. and its business location from TWVI's offices in Las Vegas, NV to that of ADGI in Florida. As a result of the move of its base of operations to Florida, the Registrant, by action of its board of directors, determined to change its independent accountant from Mr. Midgley, the former accountant for TWVI, to a firm in Florida. The accountant did not resign, nor did he decline to stand for re-election, and the board of directors did not dismiss Mr. Midgley. There was no disagreement with Mr. Midgley on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure

       On May 24, 1996, Registrant engaged the firm of Rachlin, Cohen and Holtz to perform the audit for the fiscal year ended December 31, 1995. A copy of this engagement was attached as an exhibit to the Registrant's Current Report on Form 8-K on July 5, 1996. However, by letter dated June 24, 1996, as a result of the inability of Registrant and Rachlin, Cohen and Holtz to agree on the amount of time that the accounting firm could devote to Registrant as a new client, and the cost of conducting the audit, the Registrant and Rachlin Cohen and Holtz agreed to discontinue the engagement of Rachlin Cohen and Holtz. A copy of this letter was also attached as an exhibit to such Current Report. In that letter, Registrant informed Rachlin Cohen and Holtz that Registrant had retained the accounting firm of Grant-Schwartz Associates, CPA's, as its auditors, and Rachlin Cohen and Holtz agreed to cooperate with Registrant in transmitting copies of all records necessary for Grant Schwartz Associates to complete the 1995 audit. Grant-Schwartz Associates has recently merged its practice with the accounting firm of Beck Villota & Co., P.C., independent public accountants, which combined firm has conducted the audit for fiscal 1996.

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

  Jerrold R. Hinton has served as President, Chief Executive Officer and a Director of the Company from March 1995 to the present in a full time capacity, following the change of the Company's operations from that of Tera West Ventures to that of ADGI. Dr. Hinton, a graduate of Florida State University, holds bachelors, masters and doctorate degrees in management, engineering, surveying, real estate and construction. From 1992 to early 1995, prior to joining Registrant in his present capacity Dr. Hinton served as an officer of United Biomedical, Inc. (UBI), a private company. Dr. Hinton was not a shareholder of UBI.

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

  RESIGNATION OF REGISTRANT'S DIRECTORS
  -------------------------------------

       During the fiscal year ended December 31, 1996, and in connection with the change of its business, principally as set forth in Item 1, "Description of Business" above, Mr. Gerard Haryman resigned as a director. Copies of the resignations were filed as exhibits to the Form 10-KSB filed with the Commission.

       The Registrant does not believe that Mr. Haryman resigned as a result of any disagreement with respect to or relating to Registrant's operations, policies or practices. Rather, the resignation of Mr. Haryman was the result of the Registrant's determination not to complete the acquisition of Aptek, which determination was made by the Registrant after it determined that the Company was not interest in devoting its assets and energies to a computer/telecommunications hardware business, and was a result of Mr. Haryman's individual determination that desired to devote his business efforts in such field.

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

       Name of Filer                  Report Not Filed
       -------------                  ----------------

       Kenneth Coleman                Forms 4 and 5
       Jerrold R. Hinton              Forms 4 and 5


  ITEM 10.     EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                     Long Term Compensation
                                                                                     ----------------------

                                  Annual Compensation                        Awards                       Payouts
                                  --------------------------------------------------------------------------------

(a)                     (b)           (c)          (d)           (e)           (f)         (g)     (h)      (i)
                                                 Other
                                                 Annual       Restricted   Securities                    All Other
Name and                                         Compen-      Stock        Underlying     LTIP            Compen-
Principal                                        sation       Award(s)    Options/SAR's  Payouts          sation
Position (*)            Year         Salary      Bonus($)     ($)             (#)          ($)     ($)      ($)
-------------------  ----------   ----------     ----------   ----------  -------------  ------- ------- ---------
 Jerrold Hinton
President, CEO         1996           0            0             0            0         0           0         0

 Jerrold Hinton
President, CEO         1995           0            0             0            0         0           0         0

 Kenneth Coleman
President, CEO         1994           0            0             0            0         0           0         0

  Kenneth Coleman
President, CEO         1993           0            0             0            0         0           0         0

  (*) Messrs. Hinton and Coleman were the Company's chief executive officer and president during the respective years set forth above. Mr. Hinton was issued shares in registration statements on Form S-8 during fiscal 1996 in consideration for his continued services to the Company, in lieu of cash compensation.

       The Company has not had sufficient funds to pay its executive officers or directors during fiscal 1995 and 1996. However, Ameril Corporation prior to the determination not to proceed with the acquisition of ADMC, advanced the following amounts to the Company's executive officers during the period from January 1, 1995 through October 18, 1995:

       Jerrold R. Hinton, Pres./CEO   $27,508.00
       Douglas G. Morgan, V-P         $59,093.17

       While Ameril expected to be repaid the amounts, as part of the settlement with Ameril and the cancellation of all but 2 million of the shares issued to Ameril, the amounts advanced were forgiven and no monies are owed to Ameril in connection with the advances.

       To date, the Company has not commenced payment of any salaries, but has executed a three (3) year employment agreement with Dr. Jerrold R. Hinton, who has agreed to serve the Company in a full time capacity of President and Chief Executive Officer, as well as a director of the Company. The agreement provides for the payment to Mr. Hinton of $100,000 and the issuance of 5 million shares and 5 million options, which options are exercisable at $.08 per share. The salary portion of the agreement shall not commence until the Company begins to generate revenues from operations, of which there can be no assurance. The Company during fiscal 1996 issued to Dr. Hinton, its president and chief executive officer a total of 500,000 shares in a Form S-8 registration statement on December 17, 1996 and issued 500,000 shares to Gerard Haryman in a Form S-8 registration statement on February 29, 1996. In addition, Thomas J. Craft, Jr., Esq., a director and corporate counsel to the Company, was issued 350,000 shares in a Form S-8 registration statement on December 17, 1996. The Company issued additional shares to Messrs. Hinton and Craft after the end of fiscal 1996, as disclosed under "Business: Consulting Agreements" above. Also, see the discussion under Item 12. "Certain Relationships and Related Transactions" below.

  ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       As of July 6, 1997, the security ownership of the following persons and entities, who were either executive officers of the Company or were known to the Company to own more than five percent (5%) of the Company's outstanding voting securities was as follows:

               (1)        (2)                   (3)                    (4)

        Title of Class    Name and Address of   Amount and             Percent
                          Beneficial Owner      Nature of              of
                                                Beneficial Ownership   Class (1)
--------------------------------------------------------------------------------
       Common Stock       Jerrold R. Hinton      4,000,000             4.6%
                          700 Canal Street
                          3rd Floor
                          Stamford, CT 06902

       ______
       (1) Based upon  86,212,560 shares issued and outstanding.


  ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Other than the contemplated acquisition of Aptek, which acquisition the Company did not consummate, during fiscal 1996, the Company has not entered into any material contracts with any officers, directors or 5% shareholders of the Company, other than the issuance of shares to its chief executive officer and directors pursuant to registration statements on Form S-8 and post effective amendments thereto, as described more fully above. Further, Dr. Hinton received accrued but unpaid compensation from UBI in the amount of $240,000 in 1996, for his services to UBI during the period from

  1992 to March 1995, when he joined the Company as its chief executive officer and a director. UBI generated the funds used to pay Dr. Hinton the accrued salary from its consulting agreement with the Company and its sale of shares registered in the Company's February 29, 1996, registration statement on Form S-8.

       During the period from July, 1996 through the end of the fiscal year, the Company leased approximately 40% of the executive office and warehouse space from Aptek at 501 South Dixie Highway, West Palm Beach, FL 33401, which was owned by Gerard Haryman. The Company's prorata share of the monthly rental was $1,500 and the Company also paid certain expenses including telephone, secretarial, utilities and maintenance expense on a shared basis with Aptek. The Company believes that the sums paid for the space and the use of Aptek facilities represented the fair market value of the space and uses.

       During the fiscal year ended December 31, 1996, the Company issued to Dr. Hinton, President and chief executive officer, and Gerard Haryman, a director of the Company, 500,000 shares each and issued to Thomas J. Craft, Jr., Esq., the Company's secretary, corporate counsel and a director 350,000 shares pursuant to a registration statement on Form S-8, dated December 17, 1996.

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

    3.2           Bylaws (filed as Exhibit 3.4 to the Company's
                  Registration Statement on Form 10-SB and incorporated herein by reference)

    10(iii) Material Contracts-Consulting Agreements and Employment Agreement(filed as Exhibits to Registration Statements of Form S-8 and post-effective amendments thereto and incorporated herein by reference

    23            Consent of Grant-Schwartz Associates, CPA's

       (b) During fiscal 1996, the Company filed Reports on Form 8-K and 8-K/A on July 5, 1996 and October 22, 1996, respectively. The Company has not filed
  any report on Form 8-K during   the quarter ended March 31, 1997.

                                   SIGNATURES
                                   ----------

       In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMERICAN DIVERSIFIED GROUP, INC.


                                 By: /s/ Jerrold R. Hinton
                                     ---------------------
                                    Jerrold Hinton, President, Chief
                                    Executive Officer and Director


                                 Date: July   , 1997



       In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


                                 /s/ Thomas J. Craft, Jr.
                                 ------------------------
                                 Thomas J. Craft Jr., Secretary and Director

                        American Diversified Group, Inc.
                       Formerly Tera West Ventures, Inc.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

                        American Diversified Group, Inc.
                       Formerly Tera West Ventures, Inc.
                         (A Development Stage Company)
                           December 31, 1996 and 1995



              TABLE OF CONTENTS


                                            Page
                                            ----
Independent Auditor's Report                 3

Financial Statements:

  Balance Sheets                             4

  Statements of Operations                   5

  Statement of Stockholders' Equity          6

  Statements of Cash Flows                   7

Notes to Financial Statements             8-14


                        GRANT-SCHWARTZ ASSOCIATES, CPA'S
                       40 Southeast 5th Street, Suite 500
                              Boca Raton, FL 33432


                         REPORT OF INDEPENDENT AUDITORS



Boards of Directors
American Diversified Group, Inc.


We have audited the accompanying balance sheets of American Diversified Group, Inc. (formerly Tera West Ventures, Inc.) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Diversified Group (formerly Tera West Ventures, Inc.) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 of the financial statements, the Company has suffered recurring losses from operations and other transactions. At December 31, 1996, the Company has an accumulated deficit of $13,144,044. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GRANT-SCHWARTZ ASSOCIATES, CPA'S
Boca Raton, Florida
July 2, 1997

                        American Diversified Group, Inc.
                       Formerly Tera West Ventures, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEETS
                        As of December 31, 1996 and 1995

ASSETS
------
                                                           1996      1995
                                                         --------  --------
CURRENT ASSETS
 Cash                                                     $     -   $   944
 Inventories                                                5,000     5,000
                                                          -------   -------
    TOTAL CURRENT ASSETS                                    5,000     5,944
                                                          -------   -------
FIXED ASSETS
 Property and equipment (net)                              17,642    21,574
                                                          -------   -------
OTHER ASSETS
 Deposits                                                     570         -
 Miscellaneous receivable (net of $100,000 allowance)           -         -
                                                          -------   -------
    TOTAL OTHER ASSETS                                        570         -
                                                          -------   -------

TOTAL ASSETS                                              $23,212   $27,518
                                                          =======   =======



LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
----------------------------------------------

CURRENT LIABILITIES
    Cash overdraft                                                   $      4,010     $          -
    Accounts payable and accrued expenses                                  68,494           17,826
    Notes payable to related parties                                      125,521                -
                                                                     ------------     ------------
         TOTAL LIABILITIES - ALL CURRENT                                  198,025           17,826
                                                                     ------------     ------------

STOCKHOLDERS' (DEFICIT) EQUITY
    Preferred stock, Series A, $10 par value, authorized 50,000
      shares; none outstanding                                                  -                -
    Common stock, par value $.001 per share, authorized
      200,000,000 shares at December 31, 1996 and 50,000,000
      at December 31 1995;  issued and outstanding 63,462,520
      shares at December 31, 1996 and 42,542,520 shares at
      December 31 1995                                                     63,462           42,542
    Additional paid-in capital                                         13,513,519        9,408,939
    Deferred consulting fees                                        (     607,750)   (     630,000)
    Deficit accumulated during development stage                    (   4,332,255)               -
    Deficit accumulated prior to development stage                  (   8,811,789)   (   8,811,789)
                                                                     ------------     ------------
         TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                       (     174,813)           9,692
                                                                     ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                 $     23,212     $     27,518
                                                                     ============     ============

The accompanying notes are an integral part of these financial statements.

                        American Diversified Group, Inc.
                       Formerly Tera West Ventures, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1996 and 1995


                                              1996             1995
                                          -------------    -------------

REVENUES                                  $           -    $           -
                                          -------------    -------------

EXPENSES
 Selling, general and administrative          4,279,670          920,599
                                          -------------    -------------

LOSS FROM OPERATIONS                      (   4,279,670)   (     920,599)
                                          -------------    -------------

OTHER INCOME (EXPENSE)
 Loss on disposal of subsidiary                       -    (   2,545,076)
 Debt forgiveness income                         50,000                -
 Gain (loss) on settlements                       4,795    (      115,310)
 Loss on abandoned acquisitions          (      107,380)   (      250,000)
 Loss on settlement of litigation                     -    (      375,000)
                                          -------------    --------------
    NET OTHER EXPENSE                    (       52,585)   (    3,285,386)
                                          -------------    --------------

NET LOSS                                 (  $ 4,332,255)   (  $ 4,205,985)
                                          =============    ==============

Net loss per share                       (  $     0.079)   (  $     0.104)
                                          =============    ==============

Average number of shares outstanding         54,588,325        40,611,127
                                          =============    ==============


The accompanying notes are an integral part of these financial statements.

                        American Diversified Group, Inc.
                       Formerly Tera West Ventures, Inc.
                         (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1996 and 1995

                                        COMMON STOCK                ADDITIONAL                            MINORITY INTEREST
                                                                     PAID-IN        ACCUMULATED
                                 SHARES            AMOUNT            CAPITAL          DEFICIT          SHARES           TOTAL
                             --------------  -------------------  --------------  ---------------  --------------  ----------------
Balance, December 31, 1994      15,152,520             $ 15,152    $ 12,142,029    ($  4,605,804)        674,619    $  1,129,494
Issued shares for services          20,000                   20          54,980                -               -               -
Issued additional shares
Issued for possible
 acquisition                       100,000                  100         249,900                -               -               -
Issued in settlement of
 litigation                        150,000                  150         374,850                -               -               -
Issued additional shares
 for building and rights         9,300,000                9,300    (      9,300)               -               -               -

Issued shares as bonus              10,000                   10          24,990                -               -               -
Issued for acquisition of
 ADMC                           12,000,000               12,000    (     12,000)               -               -               -

Issued as finder's fee and
 for consulting services         3,150,000                3,150         144,850                -               -               -
Issued additional shares
 for building and rights         1,000,000                1,000    (      1,000)                -               -               -

Issued for professional
 services                          480,000                  480          21,120                -               -               -
Disposal of Aimrite           (  8,000,000)            (  8,000)              -                -          (674,619)    ( 1,129,494)

Issued for consulting
 services                        1,000,000                1,000         124,000                -               -               -
Issued for consulting
 services                          300,000                  300          37,200                -               -               -
Issued for cash                  2,000,000                2,000         248,000                -               -               -
Rescission of acquisition
 of building and rights       (  1,300,000)            (  1,300)  (   4,993,500)               -               -               -
Issued for inventory and
 equipment                          80,000                   80          19,920                -               -               -
Issued for consulting
 services and professional
 fees                            3,300,000                3,300         986,700                -               -               -
Net loss for year ended
 December 31, 1995                       -                    -               -   (    4,205,985)              -               -
                               -----------         ------------    ------------   --------------    -------------   ---------------
Balance, December 31, 1995
 - as previously reported       42,742,520               42,742       9,408,739    (    8,811,789)             -                -
Shares canceled in 1995       (    200,000)       (         200)           200                  -              -                -
                               -----------         -------------    ------------   ---------------   -------------   ---------------


Balance, December 31, 1995
 - restated                     42,542,520               42,542       9,408,939     (    8,811,789)            -                -
Issued shares for services      26,550,000               26,550       3,936,950                -               -                -
Issued shares for possible
 acquisitions                    2,000,000                2,000       (   2,000)               -               -                -

Canceled shares per
 settlement                  (   8,530,000)       (       8,530)          8,530                -               -                -
Issued shares for cash             900,000                  900         161,100                -               -                -
Net loss for year ended
 December 31, 1996                       -                    -               -     (   4,332,255)             -                -
                               -----------             --------    ------------    --------------   -------------   ---------------
Balance, December 31, 1996      63,462,520             $ 63,462    $ 13,513,519      ($13,144,044)  $          -      $         -
                               ===========             ========    ============    ==============   =============   ===============

In addition to the above, the Company has authorized 50,000 shares of Preferred Stock; no shares are outstanding.

The accompanying notes are an integral part of these financial statements. American Diversified Group, Inc.

                       Formerly Tera West Ventures, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1996 and 1995


                                                             1996               1995
                                                      ------------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                  ($ 4,332,255)      ($ 4,205,985)
 Depreciation                                                     4,482              2,692
 General and administrative expenses paid by stock            3,985,750            772,100
 Other expenses paid by stock                                         -            375,000
 Loss on abandoned acquisitions                                 107,380            250,000
 Loss on disposal of subsidiary                                       -          2,545,076
 Debt forgiveness                                          (     50,000)                 -
 Increase in accounts payable and accrued expenses               50,668             14,326
                                                          -------------      -------------
    NET CASH USED IN OPERATING ACTIVITIES                 (     233,975)      (    246,791)
                                                          -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of property and equipment                   (          550)      (      9,066)
 Payments for possible acquisitions                      (      107,380)                 -
 Deposits                                                (          570)                 -
                                                          -------------      -------------
    NET CASH USED IN INVESTING ACTIVITIES                (      108,500)     (       9,066)
                                                          -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Sales of common stock                                          162,000            250,000
 Proceeds from notes payable to related parties                 175,521                  -
 Cash overdraft                                                   4,010                  -
                                                          -------------      -------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                   341,531            250,000
                                                          -------------      -------------

Net decrease in cash                                       (        944)     (       5,857)

CASH - beginning of year                                            944              6,801
                                                          -------------      -------------

CASH - end of year                                        $           -      $         944
                                                          =============      =============

Non-cash Transactions in 1996:
------------------------------
1.  Issued 26,550,000 shares of common stock for services of $3,963,500.
2. Issued 2,000,000 shares of common stock for possible acquisition; recorded at par value ($.001 per share).
3.  Canceled 8,530,000 shares per settlement agreement; recorded at par value.
4.  Note payable of $50,000 was forgiven.

Non-cash Transactions in 1995:
------------------------------
1.  Issued 8,250,000 shares of common stock for services of $1,377,100.
2. Issued 80,000 shares of common stock for inventory and equipment valued at $20,000.
3.  Issued 10,000 shares of common stock for bonus of $25,000.
4. Issued 8,100,000 shares of common stock for possible acquisition valued at $250,000.
5. Issued 150,000 shares of common stock in settlement of litigation of $375,000.


The accompanying notes are an integral part of these financial statements.

                        American Diversified Group, Inc.
                       Formerly Tera West Ventures, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES:

Organization and Capitalization
-------------------------------

The Company was organized January 16, 1979 under the laws of the State of Nevada as Terra West Homes, Inc. On October 5, 1991, the Company changed its name to Gerard Enterprises, Ltd. in connection with a merger. The merger was not consummated, and on November 23, 1991, the name was changed to Tera West Ventures, Inc. On March 15, 1995, the Company changed its name to American Diversified Group, Inc.

On October 20, 1991, the authorized number of shares of common stock was increased from 25,000 shares to 25,000,000 shares and the par value was changed from $1 per share to $.001 per share, and on the same date the Company approved a 40 for 1 stock split on outstanding shares. On November 22, 1992, the authorized shares were increased to 50,000,000 shares. On July 17, 1996, the authorized shares were increased to 200,000,000 shares.

On April 7, 1993, the Company amended its Articles of Incorporation and authorized 50,000 shares of preferred Series A stock with a par value of $10 per share. No shares of preferred Series A stock are outstanding.

Nature of Operations
--------------------

Effective 1996, the Company is considered to be a developmental stage company seeking to operate as a diversified medical company with intentions to acquire, develop, distribute and/or market medical products, including generic pharmaceuticals, vitamins, blood derivative products and diagnostic test kits,
principally for the export market.   During 1995, the Company was considered to
be a holding company in search of businesses to acquire. The Company has not generated any revenues from operations during the past two fiscal years ending December 31, 1996.

Inventories
-----------
Inventories consist of medical supplies and equipment held for resale and are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property and Equipment
----------------------

Property and equipment is recorded at cost. Depreciation of property and equipment is computed on a straight line basis and depreciated over the estimated useful life of the assets which is 5 years.

Accounting Estimates
--------------------

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

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

Through December 31, 1996, the Company has accumulated net operating losses which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the financial statements.

                        American Diversified Group, Inc.
                       Formerly Tera West Ventures, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED):

Net Loss Per Common Share
-------------------------

Loss per common share has been computed based upon the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding for the years ended December 31, 1996 and 1995 was 54,588,325 and 40,611,127, respectively.

NOTE 2:  BUSINESS DISPOSITION:

At December 31, 1994, the Company owned approximately 69% of the outstanding stock of Aimrite Systems International, Inc. ("Aimrite"). In January, 1995, an additional 4 million shares were issued in connection with the Company's acquisition of Aimrite.

Effective March 28, 1995, all of the Company's interest in Aimrite, including patents and technology for a computer controlled shock absorber system and a computer controlled air suspension system, was repurchased by the original selling shareholders of Aimrite in June of 1995 by the return of the 8 million shares originally issued in the purchase.

During the year ended December 31, 1995, the Company recorded a loss of $2,545,076 on the disposal of Aimrite.

NOTE 3:  PROPERTY AND EQUIPMENT:

Property and equipment as of December 31, 1996 are as follows:

                                         1996      1995
                                       --------  --------

     Medical equipment                  $21,656   $21,656
     Office furniture and equipment       2,960     2,410
                                        -------   -------
                                         24,616    24,066

     Less: Accumulated depreciation       6,974     2,492
                                        -------   -------

       Net property and equipment       $17,642   $21,574
                                        =======   =======

Depreciation expense was $4,482 for 1996, and $2,692 for 1995.

NOTE 4:  MISCELLANEOUS RECEIVABLE:

During 1996, the Company entered into an agreement to acquire Imaging Systems Synergies, Inc. ("ISS"). During negotiations with respect to the proposed acquisition, the Company advanced $100,000 to assist ISS in continuing its operations while the Company pursued its due diligence efforts.

Following the completion of due diligence, the Company concluded that it should not acquire ISS and, after consulting with counsel, pursued a cause of action against ISS for damages, including recovery of the $100,000 advance. It cannot be determined at this time whether the Company will be successful in recovering any damages against ISS.

                        American Diversified Group, Inc.
                       Formerly Tera West Ventures, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 5:  COMMITMENTS AND CONTINGENCIES:

Going Concern
-------------

As shown in the accompanying financial statements, during the year ended December 31, 1996, the Company had no revenues and incurred a net loss of $4,332,255 and, as of December 31, 1996, the Company's accumulated deficit is $13,144,044. These factors, as well as the uncertain conditions the Company faces regarding its ability to successfully acquire, develop and distribute and/or market medical products, including generic pharmaceuticals, vitamins, blood derivative products and diagnostic test kits, create substantial doubt about the Company's ability to continue as a going concern.

The Company's management determined its best business opportunities are in the export and sale of products manufactured by third parties. During 1996, the Company entered into consulting agreements to assist in entering into the medical products field and becoming an operating company.

Management's plans also include seeking to raise funds through sales of stock in private placements and public sales of securities. During the year ended December 31, 1996, the Company sold 900,000 shares of stock for cash of $162,000. Subsequent to the year ended December 31, 1996, the Company sold 3,250,000 shares of stock for cash of $130,000. The Company has been actively seeking to acquire and/or merge with other suitable businesses in its field of medical products distribution.

Other Risks
-----------

The Company has not obtained insurance for general liability. Because the Company is currently in the Development stage, it does not expect to incur any losses in connection with uninsured risks. Therefore, no provision for any such loss has been provided in the accompanying financial statements.

Leases
------
The Company leases its office premises on a month-to-month basis. Rent expense for 1996 and 1995 was $14,780 and $5,148, respectively.

NOTE 6:  SHAREHOLDERS' EQUITY:

Shares Issued for Building and Contractual Rights
-------------------------------------------------

In September and December, 1994, the Company issued a total of 1.5 million shares of common stock as prepayment on the acquisition of a rental building and certain contractual rights to a construction company. In February, 1995, the Company issued a total of 9.3 million additional shares (restricted under Rule
144) and, in April, 1995, the Company issued an additional 1 million shares as further consideration.

The building and contractual rights were never delivered to the Company, and in February, 1995, the Company agreed to rescind the acquisition and relinquish its rights to the building and contractual rights in return for 1.3 million of the shares previously issued. In September, 1995, 1.3 million shares were returned to the Company and canceled.

Shares Issued and Canceled in Connection with Possible Acquisitions
-------------------------------------------------------------------

Effective February 27, 1995, the Company entered into an agreement to acquire all of the issued and outstanding stock of American Diversified Medical Corp. ("ADMC"), a Delaware corporation, in exchange for the issuance of 12 million shares of the Company's common stock (restricted under Rule 144), of which 10.53 million shares were issued to ADMC's principal shareholder, Ameril Corp. The agreement was never consummated, and on April 4, 1996, the Company entered into a settlement agreement with Ameril, which, among other things, terminated the agreement "ab initio," as if the agreement had never been entered into.

                       American Diversified Group, Inc.
                       Formerly Tera West Ventures, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 6:  SHAREHOLDERS' EQUITY (CONTINUED):

Shares Issued and Canceled in Connection with Possible Acquisitions (Continued)
-------------------------------------------------------------------------------

The settlement provided for Ameril, as the corporate seller of ADMC, to retain 2 million shares of the Company's common stock in consideration for the cancellation of 8.53 million shares held by Ameril, which 8.53 million shares were returned to the Company's transfer agent for cancellation.

The settlement also provides for mutual releases of all parties, and accordingly, during the year ended December 31, 1996, the Company recorded a gain of $4,795 for net amounts due to the seller, and from ADMC.

In connection with the initial acquisition agreement, the Company issued a total of 3,150,000 shares of common stock (restricted under Rule 144) as finders' fees and for consulting services. The Company estimated the value of the fees and services at $148,000 based on a percentage of the purchase price as stated in the agreement, and has charged this amount to expense during the year ended December 31, 1995.

In February, 1995, the Company also issued 100,000 shares of common stock (restricted under Rule 144) in connection with another possible acquisition. The acquisition was never consummated. The shares issued were valued by the Company at $250,000 based on 50% of the bid price of free-trading shares of the Company's stock which approximates the fair value of the restricted shares issued. The Company has recorded this amount as a loss during the year ended December 31, 1995.

In January, 1996, the Company issued 2 million shares of common stock (restricted under Rule 144) in connection with the possible acquisition of a company. The acquisition was never consummated and the other company has agreed to return the 2 million shares to the Company for cancellation. As of the date these financial statements were prepared, these 2 million shares have note yet been physically canceled, but the Company's transfer agent has been instructed that such shares have in fact been canceled. Upon cancellation of these shares, the Company will adjust stockholders' equity for the par value of the shares canceled.

Shares Issued in Settlement of Litigation
-----------------------------------------

In February, 1995, the Company issued 150,000 shares of common stock (restricted under Rule 144) in settlement of a pending lawsuit. The shares issued were valued by the Company at $375,000 based on 50% of the bid price of free-trading shares of the Company's stock which approximates the fair value of the restricted shares issued. The Company has recorded this amount as a loss during the year ended December 31, 1995.

Shares Issued for Services
--------------------------

In January, 1995, the Company issued 20,000 shares of common stock (restricted under Rule 144) for professional services rendered. The shares issued were valued by the Company at $55,000 based on 50% of the bid price of free-trading shares of the Company's stock which approximates the fair value of the restricted shares issued. The Company has charged this amount to expense during the year ended December 31, 1995.

In February, 1995, the Company issued 10,000 shares of common stock (restricted under Rule 144) as a bonus to an officer of the Company. The shares issued were valued by the Company at $25,000 based on 50% of the bid price of free-trading shares of the Company's stock which approximates the fair value of the restricted shares issued. The Company has charged this amount to expense during the year ended December 31, 1995.

                        American Diversified Group, Inc.
                       Formerly Tera West Ventures, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 6:  SHAREHOLDERS' EQUITY (CONTINUED):

Shares Issued for Services (Continued)
--------------------------------------

In April, 1995, the Company issued a total of 480,000 shares of common stock (restricted under Rule 144) for legal and consulting services rendered. The shares issued were valued by the Company at $21,600 based on 50% of the bid price of free-trading shares of the Company's stock which approximates the fair value of the restricted shares issued. The Company has charged this amount to expense during the year ended December 31, 1995.

In June, 1995, the Company issued a total of 1 million shares, and in August issued an additional 300,000 shares of common stock for consulting services.
The shares issued were valued by the Company at $125,000 and $37,000, respectively, based on the issuance price of shares recently sold for cash. The Company has charged these amounts to expense during the year ended December 31, 1995.

In December, 1995, the Company issued a total of 3.3 million shares of common stock for consulting and professional services rendered during the year ended December 31, 1995 and to be rendered during future periods. The shares issued were valued by the Company at $990,000 based on the average of the bid and ask price of free-trading shares of the Company's stock. In connection with services rendered, the Company charged $360,000 to expense during the year ended December 31, 1995, and in connection with services to be rendered during future periods, the Company charged $630,000 to deferred consulting fees, which amount was charged to expense in 1996.

In March, 1996, the Company issued a total of 17.850 million shares of common stock for consulting services and professional fees rendered during the fiscal year and to be rendered during future periods. The shares issued were valued by the Company at $3,034,500, based upon the average of the bid and ask price of the shares on the date of issuance. In connection with services rendered, the Company has charged $2,426,750 to expense during the year ended December 31, 1996, and in connection with services to be rendered during future periods, the Company has charged $607,750 to deferred consulting fees.

In December, 1996, the Company issued a total of 4.7 million shares of common stock for consulting services, professional fees and executive compensation for services rendered during the year ended December 31, 1996. The shares issued were valued by the Company at $329,000 based upon the average bid and ask price of the shares on the date of issuance, and the Company charged this amount to expense during the year ended December 31, 1996.

In December, 1996, the Company agreed with a shareholder to issue 4 million shares of common stock (restricted under Rule 144) as reimbursement for shares advanced by the shareholder to third parties for services rendered on the Company's behalf during fiscal 1996. The shares were valued at $600,000, based upon the estimated fair market value of the services rendered and the value of the shares on the dates the shares were advanced, and the Company has charged this amount to expense during the year ended December 31, 1996. The Company has also agreed to register these shares, as soon as practicable, and to issue additional shares as necessary to equal a total market value of $600,000, based upon the average bid and ask price of the shares on the effective date of the registration statement.

Shares Issued for Medical Equipment and Supplies
------------------------------------------------

In August, 1995, the Company issued 80,000 shares of common stock (restricted under Rule 144) in exchange for medical equipment and medical supplies, valued at $15,000 and $5,000, respectively. The Company recorded this transaction based on the fair value of the medical equipment and supplies, which was more clearly evident than the fair value of the Company's stock.

                       American Diversified Group, Inc.
                       Formerly Tera West Ventures, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 6:  SHAREHOLDERS' EQUITY (CONTINUED):

Stock Issued for Cash
---------------------
During July and August, 1995, the Company issued 2,000,000 shares of common stock at $.125 per share, for $250,000 cash.

During the year ended December 31, 1996, a shareholder exercised stock options to purchase 900,000 shares of common stock of the Company at $.18 per share, for which the Company received $162,000.

Common Stock Purchase Options
-----------------------------

In connection with the Company's private placement, subsequent to the end of the fiscal year 1996, the Company issued a total of 3,250,000 shares and 3,250,000 options exercisable to purchase 3,250,000 shares at a price of $.08 per share. The Company has agreed to register the shares and the shares underlying the options in a registration statement of Form S-1 as soon as reasonably practicable.

In connection with the Company's consulting agreements with two consultants, the Company has granted options exercisable to acquire shares of the Company's common stock. One consultant was granted options to acquire 10 million share per year, for up to five years, provided that the shareholder is continuing to provide services to the Company during each of the five years. The options are exercisable at the lower of $1.00 per share or 50% of the average bid price of the shares on the 10 days prior to the exercise of the options. The other consultant has been granted options to acquire 5 million shares at a price of $.08 per share.

Further, in connection with the retainer agreement with the Company's corporate counsel, who is also a director and officer of the Company, the corporate counsel was granted options to acquire 5 million shares at a price of $.08 per share.

As of December 31, 1995, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 7:  RELATED PARTY TRANSACTIONS:

Notes Payable to Related Parties
--------------------------------
As of December 31, 1996, the Company is obligated under four convertible promissory notes as follows:

       Shareholder and former director    $ 75,000
       Shareholder and current officer      35,521
       Shareholder and consultant           10,000
       Shareholder and consultant            5,000
                                          --------
                                          $125,521
                                          ========

The notes are due and payable, without interest, nine months from December 31, 1996, and are convertible at the discretion of the holder, on the basis of twelve (12) shares for each $1.00 of indebtedness. During the year ended December 31, 1996, a consultant loaned the Company $50,000 pursuant to a convertible promissory note, with interest at 12% per annum. The principal and interest under the note was convertible into shares at a price of $.25 per share. Subsequent to the Company's year ended December 31, 1996, the $50,000 note was forgiven, based upon a written letter agreement between the Company and the consultant.

                        American Diversified Group, Inc.
                       Formerly Tera West Ventures, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 7:  RELATED PARTY TRANSACTIONS (CONTINUED):

Employment Agreement
--------------------

Effective October 1, 1996, the Company entered into a three (3) year employment agreement with an employee/officer/director pursuant to which the Company agreed to pay compensation of $100,000 per annum, payable monthly at the rate of $8,333. In accordance with the agreement, this compensation was accrued but unpaid because of the Company's lack of positive cash flow. In addition, the Company agreed to issue to the employee/officer/director 5 million shares and grant an option exercisable to acquire 5 million shares at a price of $.08 per share. The above shares and options are in addition to any compensation paid and payable to the employee/officer/director evidenced by the issuance of shares in registration statements on Form S-8 during and after the year ended December 31, 1996.

NOTE 8:  SUBSEQUENT EVENTS:

Subsequent to the Company's year ended December 31, 1996, the Company shipped its initial order of generic pharmaceuticals, vitamins and diagnostic test kits to the Central Pharmacy of the Republic of Guinea. The Company has sources and is continuing to ship products subject to its order totaling $1 million and has received commitments from its consultant/distributor to sell up to $15 million of products to West Africa and Brazil. In addition, the Company is servicing a request from the National Health Foundation, State of Roraima, in Brazil, to provide 100,000 dengue fever and 100,000 malaria vivex test kits. The Company is exploring a joint venture with a third party to manufacture the diagnostic test kits for the order from Brazil. Further, the Company has shipped blood derivative products to the National Blood Bank of the Ivory Coast, in West Africa. The Company has also received a request to supply $1 million in generic pharmaceutical products to West Africa, and has secured supplies from third party manufacturers at advantageous pricing in order to fulfill the above orders and requests to supply products.

On January 2, 1997, the Company issued 4 million shares to a consultants and 1 million shares to its chief executive officer for continued services to the Company. The shares issued were valued by the Company at $250,000 based upon the average bid and ask price of the shares on the date of issuance, and the Company charged this amount to expense during the first quarter of its current fiscal year. In addition, in consideration for the services of two consultants, as well as its corporate counsel, director and officers, the Company issued 14.5 million shares. These shares issued were valued by the Company at $725,000 based upon the average bid and ask price of the shares on the date of issuance, and the Company charged this amount to expense during the first quarter of its current fiscal year.

The Company has been dependent upon the willingness of its consultants, officers, directors and professionals to accept shares issued in registration statements of Form S-8 for services, in lieu of cash compensation. The Company shall continue to be dependent upon the willingness of persons to accept shares as compensation for services, until such time, if ever, that it shall generate a positive cash flow from operations.