Form 10QSB
period 1997-03-31
AMERICAN DIVERSIFIED GROUP INC
filed 1997-07-18
CIK 919742

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB


(Mark one)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: MARCH 31, 1997
                                       --------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

       For the transition period from ____________ to _____________

                         Commission file number: 0-023532
                                                 --------


                        AMERICAN DIVERSIFIED GROUP, INC.
                        --------------------------------
       (Exact name of small business issuer as specified in its charter)

                  NEVADA                                88-0292161
                  ------                                ----------
     (State or other jurisdiction of        (IRS Employer identification No.)
     incorporation or organization)

                700 CANAL STREET, 3RD FLOOR, STAMFORD, CT 06902
                -----------------------------------------------
                    (Address of principal executive offices)

                                 (203) 328-3092
                                 --------------
                          (Issuer's telephone number)

               501 SOUTH DIXIE HIGHWAY, WEST PALM BEACH, FL 33401
               --------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]
No [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.001 par value 86,212,560 shares outstanding as of March 31, 1997

Transitional Small Business Disclosure Format:  Yes __  No  X
                                                            -

                                     INDEX


                        AMERICAN DIVERSIFIED GROUP, INC.


PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheets - December 31, 1996 and March 31, 1997 (Unaudited).

         Statements of Operations - Three months and ended March 31, 1997 and 1996 (Unaudited).

         Statements of Cash Flows - Three months ended March 31, 1997 and 1996 (Unaudited).

         Notes to Financial Statements

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

     The Company has never had revenues from operations. During the period from 1994 and through the first quarter of fiscal 1995, the Company, through Aimrite, endeavored to develop and market a computer controlled shock absorber system Before the shock absorber system could be completed, of which there was no assurance, the Company divested itself of ownership of Aimrite, upon the exercise by Kenneth Coleman of his option to repurchase Aimrite, because of a change in management of the Company and management's determination that it did not have the intensive capital resources necessary to complete the development, of which there was no assurance of success. The Company commenced a plan to acquire ADMC and thereafter determined to terminate the acquisition of ADMC, because of ADMC's failure to satisfy the net worth requirements of the agreement.

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

     To that end, the Company entered into consulting agreements during fiscal 1996 with AVIX International Pharmaceutical Corp. ("AVIX"), and with United Biomedical Inc. ("UBI"), which agreements were intended to assist the Company in entering into the medical products field and becoming an operating company. In connection with the consulting agreement with ETLC, the Company received $81,000 from the exercise of options to acquire 450,000 shares at $.18 per share, the price of the stock on the date of the grant to ETLC. The Company deems that this payment may also be considered as payment by ETLC for the rights to market the Company's test kits and HSA in ETLC's territory, which includes Ivory Coast, Guinea, Mali and Congo. In addition, during the last quarter of 1996 and through February, 1997, ETLC paid an additional $36,000 for the exercise of 200,000 option shares. The Company and ETLC have agreed to negotiate whether any payment shall be required with respect to the remaining 250,000 option shares.

       The Company during fiscal 1996 and the first quarter of 1997 has been dependent upon the willingness of its consultants to accept shares of the Company's common stock, issued pursuant to registration statements on Form S-8, in consideration for providing services to the Company. Such services have enabled the Company to reach its present level of development, which includes: having received product registration and approved purchase orders aggregating approximately $1,000,000 for generic pharmaceuticals, vitamins, test kits and HSA from the Republic of Guinea; having secured a commitment for pre-export financing from an institutional investment banking firm; having received from private lenders pre-export funding for its initial shipment to Guinea in May, 1997; having secured purchase orders for 100,000 dengue fever and 100,000 malaria vivex test kits from the National Health Foundation of Brazil, State of Roraima, subject only to approval of sample test kits submitted, which order may result in additional orders for up to 1,000,000 test kits in Brazil, nationally; having submitted samples of blood derivative products, manufactured by the Bayer Corporation, Biological Products Division, pursuant to the request of the National Blood Bank of the Ivory Coast, which samples, when approved, should result in additional orders for such products.

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

       During 1996, AVIX advanced to the Company the sum of $50,000 pursuant to a convertible promissory note (the "AVIX Note") to assist the Company in its cash flow. The AVIX Note provided for conversion into shares of the Company's common stock at a price of $.25 per share, which conversion would have been required upon the filing by the Company of a registration statement on Form S-1 under the Act. The AVIX Note provided for interest at 12% per annum and would have been due July 30, 1997, unless the Company filed a registration statement prior to such date and the AVIX Note was converted.

       AVIX was also instrumental in the Company's negotiations with respect to the initial consulting agreement between the Company and ETLC, dated February 12, 1996. However, prior to the end of the Company's fiscal year, AVIX confirmed that it did not continue to have sources for HSA. As a result, the Company and AVIX agreed that the principal and interest due under the AVIX Note be forgiven, which indebtedness was forgiven during the first quarter of 1997.

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

       Based upon the Company's present liquid resources after the expenses that were paid by the Company following receipt of the private placement funds, which expenses included office expenses, relocation expenses, professional/accounting fees, transfer agent fees, and certain other expenses, and based upon its present monthly operating expenses, the Company will be able to operate for approximately 5 to 7 months if no revenues are generated from operations. However, the Company believes that it will begin to generate operating revenues during the second quarter of 1997, following the initial shipment in June, 1997, of the generic pharmaceutical products pursuant to the order from the Republic of Guinea, as well as from the anticipated commencement of orders from the Ivory coast and Brazil. The Company presently estimates that it will begin to receive monies from its initial shipments within thirty to sixty days from the first shipment. This is based upon the terms of the purchase orders with the Republic of Guinea, which are backed by Bicgui Bank, the National Bank of Guinea, and a letter of credit provided in the purchase order. Further, such operating revenues, supplemented by the Company acceptance of up to an additional $120,000 in private placement subscriptions, should permit the Company to operate, at present levels, for up to one additional year or longer, depending upon the timing of shipments and receipt of payments on the orders.

       The Company's monthly operating expenses of $10,000 include rents, office expenses, professional/accounting fees, telephones and salaries to an employee, but excluding Dr. Hinton, the Company's sole executive officer. The Company does not contemplate commencing payment to Dr. Hinton of the monthly salary of $8,333.33 provided in his three year employment agreement unless and until it begins to generate revenues from operations. The monies received from the Company's unit private placement and any pre-export funding will not be used to pay salaries to officer or fees to directors or consultants, each of whom have agreed receive compensation for services by the issuance of shares in registration statements on Form S-8 and/or Form S-1. During 1996 and through early 1997, the Company's executive officer, directors and consultants were issued shares in registration statements on Form S-8 in consideration for their continued services to the Company and in lieu of any cash compensation.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

       See Footnote E to Financial Statement

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


                                   AMERICAN DIVERSIFIED GROUP, INC..
                                   (Registrant)


July 16, 1997                      By:  /s/  Jerrold R. Hinton
                                        ----------------------
                                        Jerrold R. Hinton
                                        President, Chief Executive Officer and
                                        Chief Financial Officer

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                MARCH 31, 1997

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1997

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

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)
                             AS OF MARCH 31, 1997




ASSETS
------
Current Assets:
   Cash                                      $    1,336
   Inventories                                    5,000
                                             ----------
      Total Current Assets                                       6,336

Fixed Assets:
   Property and Equipment (Net of
      $8,277 Accum. Depr.)                                      20,140

Other Assets:
   Miscellaneous Receivable (Net of
   $100,000 Allowance)                                              --
                                                              ---------
      TOTAL ASSETS                                            $  26,476
                                                              =========

LIABILITIES AND SHAREHOLDER'S (DEFICIT) EQUITY
----------------------------------------------

Current Liabilities:
   Accounts Payable and Accrued Expenses     $   79,249
   Notes Payable to Related Parties             121,521
                                             ----------
      Total Current Liabilities                                 200,770

Shareholder's (Deficit) Equity:
   Preferred Stock, Series A, $10 par value
    authorized 50,000 shares; none outstanding       --
   Common Stock, par value $.001 per share,
    authorized 200,,000,000 shares; issued
    and outstanding 82,962,520 shares            82,962
   Additional Paid-In Capital                14,469,019
   Stock Subscribed                             100,000
   Deferred Consulting Fees                    (982,569)
   Deficit Accumulated During
    Development Stage                        (5,031,917)
   Deficit Accumulated Prior to
    Development Stage                        (8,811,789)
                                             ----------
      Total Shareholders' (Deficit) Equity                     (174,294)
                                                              ---------
      TOTAL LIABILITIES AND SHAREHOLDERS'
        (DEFICIT) EQUITY                                       $ 26,476
                                                              =========

SEE NOTES TO FINANCIAL STATEMENTS

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31

                                      1997                   1996
                                  ------------           -----------
Revenues:                          $         0           $          0
                                   -----------           ------------
Expenses:
   General and Administrative          699,662              1,414,206
                                   -----------           ------------
Loss From Operations                  (699,662)            (1,424,206)

Other Income:
   Gain on Settlement                       --                  4,795
                                   -----------           ------------

Net Loss                             ($699,662)           ($1,419,411)
                                   ===========           ============

Net Loss Per Share                    ($0.0093)              ($0.0251)
                                   ===========           ============


Average Number of Shares
  Outstanding                       75,090,337             56,598,015
                                   ===========           ============

SEE NOTES TO FINANCIAL STATEMENTS

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31






                                                1997            1996
                                            -----------      -----------
Cash Flows From Operating Activities:
   Net Loss                                   ($699,662)     ($1,419,411)
   Depreciation                                   1,303              800
   General and Administrative Expenses
    Paid by Stock                               600,181        1,388,917
   Increase (Decreases) in Accounts Payable
    and Accrued Expenses                         10,755           (1,059)
                                            -----------      -----------
      Net Cash Used in Operating Activities     (87,423)         (30,753)
                                            -----------      -----------
Cash Flows From Investing Activities:
   Acquisitions of Property and Equipment        (3,801)              --
   Payments for Possible Acquisition                 --           (2,000)
   Decrease (Increase) in Deposits                  507             (570)
                                            -----------      -----------
      Net Cash Used in Investing Activities      (3,231)          (2,570)
                                            -----------      -----------
Cash Flows From Financing Activities:
   Sales of Common Stock                        100,000               --
   Proceeds from Notes Payable to Related
    Parties                                          --           43,000
   Payments on Notes Payable to Related
    Parties                                      (4,000)              --
   Cash Overdraft                                (4,010)              --
                                            -----------      -----------
      Net Cash Provided By Financing
       Activities                                91,990           43,000
                                            -----------      -----------
Net Increase in Cash                              1,336            9,677

Cash, Beginning of Period                            --              944
                                            -----------      -----------
Cash, End of Period                         $     1,336      $    10,621

Non-Cash Transactions in 1997:
-----------------------------
1. Issued 19,500,000 shares of common stock for services of $975,000.

Non-Cash Transactions in 1996:
-----------------------------
1. Issued 17,850,000 shares of common stock for services of $3,034,500.
2. Issued 2,000,000 shares of common stock for possible acquisition; recorded at par value.

SEE NOTES TO FINANCIAL STATEMENTS

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1997




NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim period presented. All adjustments are of a normal recurring nature.

Certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of December 31, 1996 contained in the Company's Form 10-KSB.


NOTE 2 - EARNINGS (LOSS) PER SHARE

Per share information is computed based on the weighted average number of shares outstanding during the period.