Form 10QSB
period 1997-06-30
AMERICAN DIVERSIFIED GROUP INC
filed 1997-10-03
CIK 919742

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

(Mark one)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE   SECURITIES
        EXCHANGE ACT OF 1934

     For the quarterly period ended: JUNE 30, 1997
                                     -------------

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

     For the transition period from ____________ to _____________

                         Commission file number: 0-023532
                                                 --------

                        AMERICAN DIVERSIFIED GROUP, INC.
                        --------------------------------
       (Exact name of small business issuer as specified in its charter)

               NEVADA                                 88-0292161
               ------                                 ----------
       (State or other jurisdiction of                (IRS Employer
       incorporation or organization)              Identification No.)


                    437 MAIN AVENUE, S.W., HICKORY, NC 28602
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (704) 322-2044
                                 --------------
                          (Issuer's telephone number)

                700 CANAL STREET, 3RD FLOOR, STAMFORD, CT 06902
                -----------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

       Common Stock, $.001 par value 86,212,560 shares outstanding as of June 30, 1997.

Transitional Small Business Disclosure Format:  Yes __   No X
                                                            _

                                     INDEX


                        AMERICAN DIVERSIFIED GROUP, INC.


PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

       Balance Sheets - December 31, 1996 and June 30, 1997 (Unaudited).

       Statements of Operations - Three months and six months ended June 30, 1997 and 1996 (Unaudited).

       Statements of Cash Flows - Three months and six months ended June 30, 1997 and 1996 (Unaudited).

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

       The Company did not generate any operating revenues in fiscal 1996 and during the six months ended June 30, 1997. Therefore, the Company was dependent upon the funds provided by non-interest bearing loans from the Company's executive officer and directors, as well as the willingness of the Company's executive officer, directors and consultants to accept shares in lieu of cash compensation for continued services to the Company. With the assistance of the Company's consultants the Company's management determined that its best business opportunities were in the area of medical products and principally in its ability of generating revenues from the sale to developing countries of products manufactured by third parties. Substantial efforts have been devoted and expended by Emerging Trends Linkages Corp., a New York corporation and consultant to the Company ("ETLC") with respect to the development of purchase orders for generic pharmaceuticals, diagnostic test kits and blood derivative products from countries in West Africa.

       To that end, the Company entered into consulting agreements during fiscal 1996 with In connection with the consulting agreement with ETLC, the Company received $81,000 from the exercise of options to acquire 450,000 shares at $.18 per share, the price of the stock on the date of the grant to ETLC. The Company deems that this payment may also be considered as payment by ETLC for the rights to market the Company's test kits and HSA in ETLC's territory, which includes Ivory Coast, Guinea and Mali. In addition, during the last quarter of 1996 and through February, 1997, ETLC paid an additional $36,000 for the exercise of 200,000 option shares. The Company and ETLC have agreed to negotiate whether any payment shall be required with respect to the remaining 250,000 option shares.

       Such services have enabled the Company to reach its present stage of development, which includes: having received product registration and approved purchase orders aggregating approximately $1,000,000 for generic pharmaceuticals, vitamins, diagnostic test kits and HSA from the Republic of Guinea and having shipped its initial generic pharmaceutical products subject to that order; having secured a commitment for pre-export financing from an institutional investment banking firm and a loan from private lenders pre-export funding for its initial shipments to Guinea which shipments commenced in June, 1997; having secured purchase orders for 100,000 dengue fever and 100,000 malaria vivex test kits from the National Health Foundation of Brazil, State of Roraima, for which technical approvals have been obtained and final approvals are pending, which order may result in additional orders for up to 1,000,000 test kits in Brazil, nationally; having submitted samples of blood derivative products, manufactured by the Bayer Corporation, Biological Products Division, pursuant to the request of the National Blood Bank of the Ivory Coast, which samples are presently under consideration; and after the quarter ended June 30, 1997, having secured a letter of credit in favor of the Company in the amount of $100,000 from PERGUE S.A.R.L., the Company's representative in the Republic of Mali underlying the Company's recent orders from Mali for generic pharmaceuticals, as well as orders for blood derivative products and diagnostic test kits, which also provided for the shipment of HIV test kits to Mali for registration and sale to the National Blood Bank of Mali; and after the quarter ended June 30, 1997 the establishment of a venture that is presently marketing "call-back" telecommunication services to major multinational corporations and foreign embassies in both Guinea and Mali, from which the Company shall begin to generate operating revenues and current accounts receivable commencing in the quarter ended September 30, 1997.

       Directly as a direct result of the foregoing business advances and pending business developments, the Company has been able to raise approximately $180,000 from the private placement of its units, with additional commitments form private financing, as described below. This funding, together with the shipment in June, 1997, of the initial generic pharmaceutical order to the Republic of Guinea, and the anticipated continued shipment of orders for generic pharmaceuticals, diagnostic test kits, and blood derivative products to the Republic of Guinea, the receipt of the letter of credit with respect to the orders from the Republic of Mali, as well as revenues that the Company believes should be generated from orders for dengue fever and malaria vivex test kits from Brazil, as well as additional sales of generic pharmaceutical to West Africa, should enable the Company to become operational and hopefully will permit the Company's independent auditors to remove from their report the qualification regarding the Company as a "going concern".

       The Company's ability to continue to ship the products that are the subject of the purchase orders from the Republic of Guinea and the Republic of Mali is essential to the Company's goal of generating operating revenues from its pharmaceutical and medical products businesses in West Africa. The Company is presently outsourcing these generic pharmaceutical products from approximately 5-10 third party manufacturers and distributors located in the United States, Canada, Mexico, South America, Europe, and as of the date of this report also intends to utilize sources in India and China, in order to fulfill the pending and anticipated future purchase orders. The Company is also sourcing HIV test kits from several manufacturers pursuant to the orders from Mali. The Company is presently seeking the best prices that are available from such manufacturers, consistent with the Guinean and Malian pharmaceutical products and test kit budgets allocated for such products. Neither the Company nor ETLC presently can estimate the length of time that will be required to secure the supply from third party manufacturers for all of the pharmaceutical and medical products in the required quantities to satisfy the orders generated from Guinea, Mali or the anticipated orders that the Company hopes to generate from other West African country within the territory granted to ETLC. However, the Company firmly believes that all such pharmaceutical and medical products are available, at prices and in quantities sufficient to satisfy the orders in a timely manner.

       In addition, as discussed above, the Company has established a venture for the purpose of marketing call-back telecommunication services in Guinea and Mali, and presently has in excess of thirty major customers for such service, including such multinational and domestic corporations, such as Barricks Gold, BMCD (the largest bank in Mali), Mobil Oil, Rangold, Save the Children-Mali, Eltin Mining, Cathay Pacific Airlines, Guinea Interair Airlines, Bureau Veritas, Sobragui Brewery (subsidiary of major French bottler of water, beer and wine) Ro-Marong S.A. (subsidiary of RICO Graph, a major French manufacturer) as well as the Consulate of Italy and Malian Mission to United States in New York. The Company's customers commenced using the call-back service offered by the Company during the third quarter ending September 30, 1997, and as a result, the Company shall generate its first operating revenues and current accounts receivable, which shall be reported in its Form 10-QSB for the period ending September 30, 1997. On an annual basis, the Company projects up to $200,000 per month from call-back, after the Company has had the opportunity to fully market such services in Guinea and Mali, and signs as customers the corporate and embassy customers that it has targeted. It is presently anticipated that it may take up to three months to establish working relationships with its targeted customers, and begin to generate significant revenues from call-back and there can be no assurance that the Company will fully penetrate the targeted market, as certain competition already exists in both Guinea and Mali.

       To assist the Company in its cash flow requirements while the initial orders are shipped, and in order to pay the operating expenses of the Company, which are estimated to be approximately $10,000 per month, the Company from January, 1997 to early June, 1997, has raised approximately $150,000 from the private placement of units, each unit comprised of one (1) share and one (1) common stock purchase option exercisable at $.08 per share. The units were priced at $.04 per unit, which was the price of the Company's shares on January 15, 1997, the date of the private placement subscription agreement. The Company has also received indications of interest from certain private investors for additional subscriptions of up to $120,000 in units, and to date has received approximately $30,000 in subscriptions following the end of the quarter on June 30, 1997. However, there can be no assurance that additional subscriptions shall be received under the unit private placement. The trading price of shares of the Company's common stock during the three months ended June 30, 1997, has been in the range of $.02 to $.04, but during September, 1997, the trading range has been in the $.05 to $.08 range. While the Company has been successful in raising capital in the unit private placement, there can be no assurance that the Company will be able to continue to raise private capital, whether or not the Company's shares continue to trade at the levels that have prevailed during September, 1997.

       Based upon the Company's present liquid resources after the expenses that were paid by the Company following receipt of the private placement funds, which expenses included office expenses, relocation expenses, professional/accounting fees, transfer agent and EDGAR service fees, and certain other expenses, and based upon its present monthly operating expenses, the Company will be able to operate for approximately 3 to 5 months if no revenues are generated from operations. However, the Company believes that it will begin to generate operating revenues during the third quarter of 1997, as a result of the initial shipments of generic pharmaceuticals to Guinea in June, 1997, as well as the shipments under purchase orders from Mali for generic pharmaceutical products, in connection which the Company has recently received a letter of credit for $100,000. In addition, the Company anticipates commencement of shipment of dengue fever and malaria vivex test kits to Brazil during the fourth quarter of fiscal 1997, ending December 31, 1997. The Company presently estimates that it will begin to receive monies from its initial pharmaceutical shipments in September, 1997 and will also generate its first revenues from call-back during the same period.

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


         See Footnote E to Financial Statements


ITEM 2.  CHANGES IN SECURITIES


         NONE


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


         NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         NONE


ITEM 5.  OTHER INFORMATION


         NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



         Exhibit 27

EXHIBIT 27


ARTICLE 5

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE BALANCE SHEET (UNAUDITED) AND THE OPERATIONS FOR THE PERIOD ENDED JUNE 30 (UNAUDITED) AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

                                   SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMERICAN DIVERSIFIED GROUP, INC..
                              (Registrant)



September 29, 1997            By:  /s/ Jerrold R. Hinton
                                   --------------------------------------
                                   Jerrold R. Hinton
                                   President, Chief Executive Officer and
                                   Chief Financial Officer

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 JUNE 30, 1997

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1997


                                                                       PAGE
                                                                       ----
BALANCE SHEET                                                            1

STATEMENT OF OPERATIONS                                                  2

STATEMENT OF CASH FLOWS                                                  3

NOTES TO FINANCIAL STATEMENTS                                            5

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)
                              AS OF JUNE 30, 1997

ASSETS
------
Current Assets:
  Due from Related Party                        $     5,000
  Inventories                                         5,000
  Deposit                                            30,303
                                                -----------
    Total Current Assets                                           40,303

Fixed Assets:
  Property and Equipment (Net of $9,924
   Accum. Depr.)                                                   23,827

Other Assets:
  Miscellaneous Receivable (Net of
   $100,000 Allowance)                                                 --
                                                                ---------
    TOTAL ASSETS                                                $  64,130
                                                                =========
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
----------------------------------------------
Current Liabilities:
  Bank Overdraft                                $    13,604
  Accounts Payable and Accrued Expenses             107,712
  Notes Payable to Related Parties                  166,521
                                                -----------
    Total Current Liabilities                                     287,837

Shareholders' (Deficit) Equity:
  Preferred Stock, Series A, $10 par value
   authorized 50,000 shares; none outstanding            --
  Common Stock, par value $.001 per share,
   authorized 200,000,000 shares; issued and
   outstanding 86,212,520 shares                     86,212
  Additional paid-In Capital                     14,601,269
  Deferred Consulting Fees                         (807,388)
  Deficit Accumulated During Development Stage   (5,292,011)
  Deficit Accumulated Prior to Development
   Stage                                         (8,811,789)
                                                -----------
    Total Shareholders' (Deficit) Equity                         (223,707)
                                                                ---------
    TOTAL LIABILITIES AND SHAREHOLDERS'
     (DEFICIT) EQUITY                                           $  64,130
                                                                =========

SEE NOTES TO FINANCIAL STATEMENTS

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        6 MONTHS     6 MONTHS      3 MONTHS   3 MONTHS
                                          ENDED        ENDED         ENDED       ENDED
                                        JUNE 30,      JUNE 30,     JUNE 30,    JUNE 30,
                                          1997          1996         1997        1996
                                       ----------   -----------   ----------  ----------
Revenues:                                $      0    $        0    $      0     $      0

Expenses:
   General and Administrative             969,756     2,083,947     260,094      659,778

Loss From Operations                     (969,756)   (2,083,947)   (260,094)    (659,778)

Other Income:
   Gain on Settlement                                     4,795
                                       ----------   -----------   ----------  ----------
Net Loss                                ($959,756)  ($2,079,152)  ($260,094)   ($659,778)
                                       ==========   ===========   ==========  ==========

Net Loss Per Share                      ($ 0.0119)  ($   0.0378)  ($ 0.0030)   ($ 0.0119)
                                       ==========   ===========   ==========  ==========

Average Number of Shares Outstanding   80,520,572    54,962,560   85,891,131  55,237,776
                                       ==========   ===========   ==========  ==========

SEE NOTES TO FINANCIAL STATEMENTS

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                 6 MONTHS         6 MONTHS         3 MONTHS        3 MONTHS
                                                  ENDED            ENDED            ENDED           ENDED
                                                 JUNE 30,         JUNE 30,         JUNE 30,        JUNE 30,
                                                  1997              1996             1997            1996
                                                ---------       -----------       ---------       ---------
Cash Flows From Operating Activities:
  Net Loss                                      ($959,756)      ($2,079,152)      ($260,094)      ($659,778)
  Depreciation                                      2,950             2,022           1,647           1,222
  General and Administrative Expenses
   Paid by Stock                                  775,362         1,981,667         175,181         592,750
  Increase in Deposits                            (29,733)             (570)        (30,303)
  Increase in Accounts Payable and
   Accrued Expenses                                39,218             7,955          28,463           8,051
                                                ---------       -----------       ---------       ---------
    Net Cash Flows From Operating Activities     (171,959)          (88,078)        (85,106)        (57,755)
                                                ---------       -----------       ---------       ---------

Cash Flows From Investing Activities:
  Increase in Advances Receivable                                   (45,482)                        (45,482)
  Increase in Due from Related Party               (5,000)                           (5,000)
  Acquisition of Property and Equipment            (9,135)             (500)         (5,334)           (550)
  Payments for Prepaid Acquisition Costs                            (19,398)                        (17,398)
                                                ---------       -----------       ---------       ---------
    Net Cash Flows From Investing Activities      (14,135)          (65,430)        (10,334)        (63,430)
                                                ---------       -----------       ---------       ---------

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    6 MONTHS   6 MONTHS   3 MONTHS   3 MONTHS
                                                      ENDED      ENDED      ENDED      ENDED
                                                    JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                      1997       1996       1997       1996
                                                    --------   --------   --------   --------
Cash Flows From Financing Activities
   Sales of Common Stock                             135,500     81,000     35,000     81,000
   Proceeds from Notes Payable to Related Parties     50,000     83,000     50,000     51,000
   Payments on Notes Payable to Related Parties       (9,000)               (5,000)   (10,000)
   Cash Overdraft                                      9,594                13,604
                                                    --------   --------   --------   --------
      Net Cash Flows From Financing Activities       186,094    164,000     94,104    122,000
                                                    --------   --------   --------   --------

Net Increase (Decrease) in Cash                            0     10,492     (1,336)       815

Cash, Beginning of Period                                  0        944      1,336     10,621
                                                    --------   --------   --------   --------

Cash, End of Period                                 $      0   $ 11,436    $     0   $ 11,436
                                                    ========   ========   ========   ========

Non-Cash Transactions in 1997:
------------------------------
1.  Issued 19,500,000 shares of common stock for services of $975,000.

Non-Cash Transactions in 1996:
------------------------------
1.  Issued 17,850,000 shares of common stock for services of $3,034,500.
2. Issued 2,000,000 shares of common stock for possible acquisition; recorded at par value.

SEE NOTES TO FINANCIAL STATEMENTS

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1997



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim period presented. All adjustments are of a normal recurring nature,

Certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of December 31, 1996 contained in the Company's Form 10-KSB.


NOTE 2 - EARNINGS (LOSS) PER SHARE

Per share information is computed based on the weighted average number of shares outstanding during the period.