Form 10QSB
period 1997-09-30
AMERICAN DIVERSIFIED GROUP INC
filed 1997-12-08
CIK 919742

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark one)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: SEPTEMBER 30, 1997
                                     ------------------

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



                     437 MAIN AVENUE, SW, HICKORY, NC 28602
                     --------------------------------------
                    (Address of principal executive offices)

                                 (704) 322-2044
                                 --------------
                          (Issuer's telephone number)

              __________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

     Common Stock, $.001 par value 126,812,560 shares outstanding as of September 30, 1997.

Transitional Small Business Disclosure Format:  Yes __  No  X
                                                           ---

                                     INDEX


                        AMERICAN DIVERSIFIED GROUP, INC.


PART I   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheets - December 31, 1996 and September 30, 1997 (Unaudited).

         Statements of Operations - Three months and nine months ended September 30, 1997 and 1996 (Unaudited).

         Statements of Cash Flows - Three months and nine months ended September 30, 1997 and 1996 (Unaudited).

         Notes to Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Results of Operations
       ---------------------

       American Diversified Group, Inc. (the "Company") is a development stage company that is reporting in a periodic report, for the first time "Management's Discussion and Analysis of Financial Condition and Results of Operations". This is the result of the fact that for the first fiscal period in the Company's history, it is reporting initial sales and receivables.

       During the Company's three month period ended September 30, 1997, the Company incurred a net loss of $898,422 ($.0077 per Share) compared to a loss of $1,725,647 ($.0314 per Share) for the comparable period for the prior fiscal year. The Company reported sales and accounts receivable of $25,330 for the three month period ended September 30, 1997, which represented the initial shipment of generic pharmaceuticals and limited telecommunication sales (which sales commenced in the last two weeks of the quarter) to the Republic of Guinea. This is compared to no sales or accounts receivable for the comparable period of the prior year. In fact, the Company has never before reported any sales or accounts receivable for any fiscal period.

       The Company's net sales and accounts receivable, together with orders, subject to shipment prior to the end of the fiscal year total approximately $150,000, exclusive of additional call-back revenues that are projected to be approximately $20-30,000 per month during the 3-6 month call-back start-up period. The Company also received a letter of credit from the Republic of Guinea for approximately $69,000 in order to guarantee payment for generic pharmaceuticals that are being shipped after the quarter ended September 30, 1997. The Company has also invoiced PERGUE S.A.R.L, in Bamako, Mali, in the aggregate amount of approximately $15,000 from the sale of HIV test kits to the Republic of Mali, also subsequent to the end of the quarter ended September 30, 1997, for shipment prior to year end. Furthermore, the Company has sourced the remaining generic pharmaceutical products for its existing West African orders from manufacturer/suppliers at costs that will also provide gross profit margins that the Company estimates shall be approximately 20%.

       The Company has continuing orders for pharmaceutical products in Guinea and Mali, which will increase in size during successive quarters in fiscal 1998, and projects to expand its orders to other West African countries, including Burkina Faso and Niger. The Company is increasing its product lines to include a broad spectrum of generic pharmaceuticals, diagnostic test kits and blood derivative products, from which it projects gross sales revenues of medical products to reach $1 million per month. The Company is in the final stage of testing and approval for dengue fever test kits in Brazil, and with final approvals should generate projected gross sales of $5 million annually.

       Further, the Company's sales for the quarter ended September 30, 1997, included the first revenues from its venture marketing call-back telecommunication services in West Africa. Call-back generated only limited revenues of approximately $3,000 during its few days of operation in September, with gross profits of approximately 35%. The Company's call-back business has continued subsequent to the quarter ended September 30, 1997, with growth in sales, while the Company has maintained its gross profit margins on call-back.

       The Company projects from call-back sales to international and domestic mining companies, financial institutions, oil companies and foreign embassies in Guinea and Mali, that it should be able to generate from $200,000 to $400,000 in gross revenues monthly, after the start-up period of three to six months. The Company further projects that it will have over 200 customers during the first half of fiscal 1998 and up to 400 customers by fiscal year end 1998. with usage of $500 to $1,000 per customer. During September, 1997, and to date, the Company has signed 50 to 100 customers for call-back service

       In order to expand the market penetration for its call-back telecommunications service in Guinea and Mali, the Company intends to purchase certain capital equipment which will permit more customers to utilize the service to capacity. Following the installation of this equipment, the Company projects significantly increased level of sales revenues and accounts receivable during the fourth quarter and in succeeding quarters during fiscal 1998.

       With the assistance of the Company's consultants, the Company's management determined during the fiscal year ended December 31, 1996, that its best business opportunities were in the area of medical products. The Company, during fiscal 1996, engaged the services of consultants for the purpose of seeking product lines and thereafter purchase orders and sales from the sale of medical products, including generic pharmaceuticals, diagnostic test kits and blood derivative products, principally to developing countries. As a result, the Company determined to expand its product lines and devote resources to those areas of the world where it believed it could have greater likelihood of marketing medical products. To that end, the Company utilized the services of its consultants, and principally the services of Emerging Trends Linkages Corp. ("ETLC") in order to generate purchase orders for medical products.

       Generic pharmaceuticals are an extremely cost sensitive market, especially in developing countries where the Company is doing business. This has led the Company and its consultants to devote a significant period of time during fiscal 1997 to sourcing generic pharmaceuticals at competitive pricing. During and immediately following the quarter ended September 30, 1997, the Company, with the direct assistance of its consultants, has developed sources for generic pharmaceuticals, at highly competitive pricing, from foreign manufacturers. Further, and is continuing to develop additional sources for products subject to purchase orders received from the Republic of Guinea and Republic of Mali in West Africa, as well as from South America. The Company does not believe that it is presently dependent upon any one source, nor does it believe that it will become dependent upon any manufacturer of generic pharmaceutical products or other products that it is presently marketing.

       The services of the Company's consultants, together with that of the Company's management, have enabled the Company to reach its present stage of development, which includes having:

       (i) received product registration and approved purchase orders aggregating approximately $1,000,000 for generic pharmaceuticals and diagnostic test kits from the Republic of Guinea;

       (ii) shipped its initial generic pharmaceutical products subject to that order, which initial shipment was paid for subsequent to the end of the quarter ended September 30, 1997;

       (iii) secured a loan for $50,000 to finance the initial purchase of the products subject to the Guinean order, a portion of which were shipped in July, 1997;

       (iv) received a letter of credit in the aggregate initial amount of approximately $69,000, which sum shall be subject to increase, from PERGUE S.A.R.L., the Company's representative in the Republic of Mali, which letter of credit guarantees payment of products which underlie the Company's recent orders from Mali for generic pharmaceuticals, and diagnostic test kits;

       (v) secured third party manufacturers from whom the Company can source generic pharmaceuticals at competitive pricing so as to enable it to sell such products at profits in the highly competitive and price sensitive third world markets;
       (vi) secured all preliminary approvals and preliminary testing results of dengue fever test kits, which are prerequisite for the pending purchase orders, the Company has for 100,000 dengue fever test kits from the National Health Foundation of Brazil, State of Roraima, for which technical approvals have been obtained and final approvals are pending, which order the Company has been informed by its Brazilian representative may result in additional orders for up to 1,000,000 test kits in Brazil, nationally; (vii) established a business venture that is presently marketing call-back telecommunication services to major multinational corporations, domestic business corporations and foreign embassies in both Guinea and Mali, from which the Company first began to generate accounts receivable commencing in September, 1997, with increasing revenues and accounts receivable being generated subsequent to the quarter ended September 30, 1997;

       (viii) commenced business relationship with manufacturers of complete lines of generic pharmaceuticals for the purpose of satisfying the Company's existing purchase orders and its expected increasing level of orders in Guinea and Mali in West Africa; and

       (ix) commenced a business relationship with PERGUE S.A.R.L., Bamako, Mali, a medical laboratory, pursuant to which the Company, subsequent to the end of the quarter ended September 30, 1997, shipped laboratory equipment it owns having a fair market value of approximately $100,000, for future consideration and use.

       The Company's net loss for the period ended September 30, 1997, was principally the result of the lack of any significant sales revenues during the quarter, the continued expenses associated with continuing to operate and maintain its offices and expenses associated with being a reporting company, which include professional, accounting and printing/EDGAR preparation and filing fees, and the non-cash expenses associated with the issuance of shares to its executive officer, directors and consultants for continued services to the Company in lieu of cash compensation during the period. Such non-cash compensation expensed during the nine month and three month periods ended September 30, 1997, was $$1,630,043 and $854,681, respectively, compared to $2,905,875 and $924,208, respectively, during the same periods in the prior fiscal year. In order for the Company to pay its operating expenses, including office rents, salaries to its non-executive employee during a portion of the quarter, telephone expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, the Company was dependent upon the funds provided by non-interest bearing loans from the Company's executive officer and directors, from a consultant, as well as from the private placement of its securities to private investors.

       During the period from January 1, 1997 through September 30, 1997, the Company received approximately $150,000 from private investors in the Company's limited private offering of units, at the price of $.04 per unit, each unit consisting of one share and one common stock purchase option exercisable at $.08 per share. The Company has undertaken to register the shares and the shares underlying the options in a registration statement that the Company intends to file with the Securities and Exchange Commission as soon as possible following the end of its 1997 fiscal year. The Company continues to be dependent upon the willingness of the Company's executive officer, directors and each of its consultants to accept shares in lieu of cash compensation for continued services to the Company.

       As a direct result of the foregoing business advances and pending business developments, the Company has been able to raise $150,000 through September 30, 1997, from the private placement of its units, at the unit offering price of $.04. This funding, together with the recent payments for the shipment to Guinea in July, 1997, of $22,378 of generic products for a portion of the initial Guinean generic pharmaceutical order, and pending payment of $69,000 by letter of credit for the pending shipment of generic pharmaceuticals and diagnostic test kits to the Republic of Mali, as well as additional payments as products are shipped under existing orders from West Africa, and as levels of telecommunications revenues increase in the coming months, should enable the Company to become operational and hopefully will permit the Company's independent auditors to remove from their report the qualification regarding the Company as a "going concern" during subsequent fiscal periods, perhaps as early as the second quarter of 1998.

       The Company's ability to continue to ship the products that are the subject of the purchase orders from Guinea and Mali is essential to the Company's goal of generating increased levels of operating revenues from its pharmaceutical and medical products businesses in West Africa. The Company is presently outsourcing these generic pharmaceutical products from several third party manufacturers and distributors located in the United States, Canada, Mexico, South America, Europe, and India, which have provided quality generic pharmaceutical products at highly competitive prices necessary for the Company to profitably fulfill existing and future orders for such products from West Africa and elsewhere.

       Liquidity and Capital Resources
       -------------------------------

       The Company, at September 30, 1997, had current assets of approximately $35,330, exclusive of the $69,000 evidenced by the letter of credit issued in favor of the Company guaranteeing payment of orders pending shipment following the end of the quarter ended September 30, 1997. This is compared to $40,303 at the end of the quarter ended June 30, 1997, and $6,800 at the end of the fiscal year ended December 31, 1996. To assist the Company in its cash flow requirements which are presently estimated at $15,000 per month, during the period following the shipment of initial orders which commenced in July, 1997 and have continued during the quarter ended September 30, 1997 and thereafter, and pending receipt of payment of pharmaceuticals and telecommunication receivables, the Company from January, 1997 to September 30, 1997, has raised approximately $150,000 from the private placement of units, as described above. The units were priced at $.04 per unit, which was the price of the Company's shares on January 15, 1997, the date of the private placement subscription agreement.

       Notwithstanding indications of interest from investors for additional subscriptions, there can be no assurance that additional subscriptions shall be received under the unit private placement. The trading price of shares of the Company's common stock during the three months ended September 30, 1997, has been primarily in the range of $.025 to $.05, but during several days in September, 1997, the trading range increased to the level of $.05 to $.08 range. Following the end of the quarter ended September 30, 1997, the trading price of the shares has again been in the range of $.025 to $.05 per share. While the Company has been successful in raising capital in the unit private placement, there can be no assurance that the Company will be able to continue to raise private capital, whether or not the Company's shares continue to trade at the levels that have prevailed during September, 1997.

       Based upon the Company's present liquid resources after the expenses that were paid by the Company following receipt of the private placement funds, which expenses included office expenses, relocation expenses for the move of the executive offices to Hickory, NC, professional/accounting fees, transfer agent and printing service fees, and certain other expenses, and based upon its present monthly operating expenses of $15,000, the Company will be able to operate for approximately three months if no additional revenues are generated from operations or any other sources. However, the Company is generating increased operating revenues during the last quarter of 1997, as a result of additional shipments of generic pharmaceuticals to Guinea and Mali, as well as the increasing receivables from sales of call-back service in West Africa.. In addition, the Company has received indications of interest from private investors and furthermore, the Company expects that operating revenues will continue to increase during each quarter of fiscal year 1998.

       The Company's monthly operating expenses of approximately $15,000 during the quarter ended September 30, 1997 and during the present quarter, include rent for executive office space in Hickory, NC, use of conference facilities for its Investor relations offices at Rockefeller Center in NYC, professional/accounting fees, telephones, but do not reflect any salary to Dr. Jerrold R. Hinton, the Company's sole executive officer. The Company is accruing but does not contemplate commencing payment to Dr. Hinton of the monthly salary of $8,333.33 provided in his three year employment agreement unless and until it begins to generate revenues from operations. The monies received from the Company's unit private placement and any pre-export funding will not be used to pay salaries to officer or fees to directors or consultants, each of whom have agreed receive compensation for services by the issuance of shares in registration statements on Form S-8 and/or Form S-1. During fiscal 1997, the Company's executive officer, directors and consultants were issued shares in registration statements on Form S-8 in consideration for their continued services to the Company and in lieu of any cash compensation.

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


                              AMERICAN DIVERSIFIED GROUP, INC.
                              (Registrant)



December 5, 1997              By:  /s/Jerrold R. Hinton
                                   --------------------
                                   Jerrold R. Hinton
                                   President, Chief Executive Officer and
                                   Chief Financial Officer

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS

                                  (UNAUDITED)

                              SEPTEMBER 30, 1997

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1997

                                        Page
                                        ----
Balance Sheet                            1

Statements of Operations                 2

Statements of Cash Flows                 3

Notes To Financial Statements            5

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)
                           AS OF SEPTEMBER 30, 1997

ASSETS
------
Current Assets;
   Accounts Receivable                              $    25,339
   Due from Related Party                                 5,000
   Inventories                                            5,000
                                                    -----------
         Total Current Assets                                        35,300

Fixed Assets:
   Property and Equipment (Net of $11,612,
      Accum. Depr.)                                                  22,139

Other Assets:
   Miscellaneous Receivable (Net of $100,000
      Allowance)                                                         --
                                                                  ---------

         TOTAL ASSETS                                             $  57,469
                                                                  =========
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
----------------------------------------------

Current Liabilities:
   Bank Overdraft                                   $     1,967
   Accounts Payable and Accrued Expenses                141,435
   Notes Payable to Related Parties                     166,521
                                                    -----------
         Total Current Liabilities                                  309,923

Shareholders' (Deficit) Equity:
   Preferred Stock, Series A, $10 par value
      authorized 50,000 shares; none outstanding             --
   Common Stock, par value $.001 per share,
      authorized 200,000,000 shares; issued and
      outstanding 126,812,520 shares                    126,812
   Additional Paid-In Capital                        15,515,169
   Deferred Consulting Fees                            (892,207)
   Deficit Accumulated During Development Stage      (6,190,439)
   Deficit Accumulated Prior to Development Stage    (8,811,789)
                                                    -----------
         Total Shareholders' (Deficit) Equity                      (252,454)
                                                                  ---------

         TOTAL LIABILITIES AND SHAREHOLDERS'
            (DEFICIT) EQUITY                                      $  57,469
                                                                  =========

SEE NOTES TO FINANCIAL STATEMENTS

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                         9 MONTHS      9 MONTHS      3 MONTHS      3 MONTHS
                                           ENDED         ENDED         ENDED         ENDED
                                          SEP 30,       SEP 30,       SEP 30,       SEP 30,
                                           1997          1996          1997          1996
                                        -----------   -----------   -----------   -----------
Sales                                    $   25,330    $        0   $    25,300   $         0

Costs of Sales                               31,961                      31,961
                                        -----------   -----------   -----------   -----------

Gross Profit (Loss)                          (6,631)            0        (6,631 )           0

General and Administrative                1,851,553     3,664,714       891,791     1,580,767
                                        -----------   -----------   -----------   -----------

Loss From Operations                     (1,858,184)   (3,664,714)     (898,422)   (1,580,767)

Other Income (Losses):
   Losses on Possible Acquisitions                       (144,880)                   (144,880)
   Gain on Settlement                                       4,795
                                        -----------   -----------   -----------   -----------
      Total Other Income (Losses)                 0      (140,085)            0      (144,880)
                                        -----------   -----------   -----------   -----------

Net Loss                                ($1,858,184)  ($3,804,799)    ($898,422)  ($1,725,657)
                                        ===========   ===========   ===========   ===========

Net Loss Per Share                         ($0.0201)     ($0.0709)     ($0.0077)     ($0.0314)
                                        ===========   ===========   ===========   ===========

Average Number of Shares Outstanding     92,451,938    53,650,020   115,925,603    54,952,560
                                        ===========   ===========   ===========   ===========

SEE NOTES TO FINANCIAL STATEMENTS

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES,INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                               9 MONTHS           9 MONTHS           3 MONTHS         3 MONTHS
                                                ENDED               ENDED              ENDED            ENDED
                                                SEP 30,             SEP 30,            SEP 30,          SEP 30,
                                                 1997                1996               1997             1996
                                              -----------        ------------        ------------     ------------
Cash Flows From Operating Activities:
 Net Loss                                     ($1,858,184)        ($3,804,799)        ($898,422)       ($1,725,647)
 Depreciation                                       4,638               3,254             1,688              1,232
 General and Administrative Expenses
  Paid by Stock                                 1,630,043           2,905,875           854,681            924,208
 Loss on Possible Acquisition                                         144,880                              144,880
 Increase in Accounts Receivable                  (25,330)                              (25,330)
 (Increase) Decrease in Deposits                      570                (570)           30,303
 Increase in Accounts Payable and
  Accrued Expenses                                 72,941             622,985            33,723            615,030
                                              -----------        ------------        ------------     ------------
   Net Cash Flows From Operating Activities      (175,322)           (128,375)           (3,357)           (40,297)
                                              -----------        ------------        ------------     ------------

Cash Flows From Investing Activities:
 Increase in Advances Receivable                                     (100,000)                             (54,518)
 Increase in Due from Related Parties              (5,000)
 Acquisition of Property and Equipment             (9,135)               (550)
 Payments for Prepaid Acquisition Costs                               (44,880)                             (25,482)
                                              -----------        ------------        ------------     ------------
   Net Cash Flows From Investing Activities       (14,135)           (145,430)                  0          (80,000)
                                              -----------        ------------        ------------     ------------

                                                                 3


                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES,INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                9 MONTHS   9 MONTHS   3 MONTHS   3 MONTHS
                                                  ENDED      ENDED      ENDED      ENDED
                                                 SEP 30,    SEP 30,    SEP 30,    SEP 30,
                                                  1997       1996       1997       1996
                                                --------   --------   --------   --------
Cash Flows From Financing Activities:
   Sales of Common Stock                         150,500    112,500     15,000     31,500
   Proceeds from Notes Payable to Related
      Parties                                     50,000    195,158                79,158
   Payments on Notes Payable to Related
      Parties                                     (9,000)   (33,000)
   Cash Overdraft                                 (2,043)              (11,643)
                                                 -------    -------    -------    -------
      Net Cash Flows From Financing Activities   189,457    274,658      3,357    110,658
                                                 -------    -------    -------    -------

Net Increase (Decrease) In Cash                        0        853          0     (9,639)

Cash, Beginning of Period                              0        944          0     11,436
                                                 -------    -------    -------    -------

Cash, End of Period                              $     0    $ 1,797    $     0    $ 1,797
                                                 =======    =======    =======    =======

Non-Cash Transactions in 1997:
------------------------------
1.  Issued 60,100,000 shares of common stock for services of $1,914,000.

Non-Cash Transactions in 1996:
------------------------------
1.  Issued 17,850,000 shares of common stock for services of $3,034,500.
2. Issued 2,000,000 shares of common stock for possible acquisition; recorded at par value.

SEE NOTES TO FINANCIAL STATEMENTS

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1997


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