Form 10KSB
period 1997-12-31
AMERICAN DIVERSIFIED GROUP INC
filed 1998-05-15
CIK 919742

                     US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                  FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended December 31, 1997
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from  _____________  to  _____________

                      COMMISSION FILE NUMBER: 0-23532
                      -------------------------------

                       AMERICAN DIVERSIFIED GROUP, INC.
         ------------------------------------------------------------

              NEVADA                                       88-0292161
---------------------------------              ---------------------------------
 (State or Other Jurisdiction of               (IRS Employer Identification No.)
          Incorporation)

             110 NORTH CENTER STREET, SUITE 202, HICKORY, NC 28601
         ------------------------------------------------------------
                   (Address of Principal Executive Offices)


                                (704) 322-2044
                       ---------------------------------
                          (Issuer's telephone number)

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

                                Yes    XX    No
                                    -------     -------

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Registrant had revenues of $70,069 during its recent fiscal year ended December 31, 1997. The aggregate market value of the voting stock held by non-affiliates(*) of the Registrant based on the average bid and asked prices of $.027 and $.029 respectively, of such common stock as of May 1, 1998 is $560,000, based upon an average of $.028 multiplied by 200,212,560 shares of common stock as of such date held by non-affiliates. As of May 1, 1998, the Registrant had a total of 210,212,560 shares of common stock, par value $.001 outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     There are no documents incorporated by reference in this report on Form 10-KSB except for certain previously filed exhibits identified in Part III, Item 13, hereof.

--------------------
(*) Affiliates for the purposes of this Item refer to the officers, directors and/or persons or firms owning 5% or more of the Registrant's common stock, both record and beneficially.

                                 Page 1 of 27.

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Background-Prior to Fiscal 1997
-------------------------------

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

     During 1995 and 1996, the Company's activities involved the search of a business or assets that it could acquire, in order to become an operating company, or in the alternative, efforts to develop its own business operations, principally with the assistance of third parties. To that end, the Company entered into several consulting agreements with unaffiliated third parties for the purpose of assisting the Company in developing product lines, as well as hopefully generating purchase orders for such products, with the view to making the Company an operating company. See "Recent Business Developments and Consulting Agreements" below.

     Recent Business Developments and Consulting Agreements
     ------------------------------------------------------

     The Company's business developments, during fiscal 1996 and through fiscal 1997, have principally resulted from the engagement by the Company in February, 1996, of Emerging Trends Linkages Corp., a New York corporation ("ETLC"), as consultant. ETLC. The Company entered into an initial consulting agreement with ETLC in February, 1996, for the purpose of seeking purchase orders from West Africa for the distribution and sale of a variety of medical/pharmaceutical products.

     Following execution of the initial February, 1996, consulting agreement with ETLC, the Company received its first purchase orders from the Republic of Guinea. These orders were for Human Serum Albumin (HSA) and cholera diagnostic test kits. During fiscal 1996, the Company pursued efforts to source HSA from manufacturers that had previously been involved in the distribution and sale of HSA, including manufacturers in China and Argentina, among other sources. However, HSA was and remains in short supply worldwide, and the Company has not been able to fill the orders for HSA for that reason. In fact, the Company has determined not to pursue efforts to market and sell HSA in West Africa because of sourcing difficulty.

     Thereafter, in about August, 1996, the Company received requests from the Republic of Guinea for generic pharmaceuticals and vitamin products, which were followed by the Company's receipt of purchase orders for such products. The Company and in May, 1997, the Company requested that ETLC begin efforts to source the products that were subject to purchase orders from Guinea.

     The Company during 1997 and during the first quarter of fiscal 1998 has continued to utilize the services of ETLC for, among other purposes, seeking the supply of these medical related products from unaffiliated third parties in order to fulfill purchase orders from the Republics of

Guinea and Mali that were generated by ETLC for the benefit of the Company and to secure approvals and product registration for dengue fever diagnostic test kits in Brazil. In addition, during the last quarter of fiscal 1997, the Company and ETLC entered into a venture for the purpose of marketing telecommunications products and services in West Africa, which efforts are continuing. See the discussions below.

     During the last six months of fiscal 1996 and continuing through fiscal 1997 and the first quarter of fiscal 1998, the Company and ETLC have devoted virtually all of their efforts and business time for the purpose of generating purchase orders for a variety of medical and pharmaceutical products for the Company, after first securing the requisite approvals for the registration, distribution and sale of such products, and filling purchase orders as they are generated. These efforts have principally involved the Republics of Guinea and Mali in West Africa. During fiscal 1997 and through the first quarter of fiscal 1998, ETLC has also devoted its efforts for securing purchase orders and approvals from the National Health Foundation of Brazil for the sale of dengue fever diagnostic test kits.

     In connection with its efforts on behalf of the Company, which commenced during fiscal 1996, ETLC generated the first purchase orders in the Company's history, including purchase orders for HSA and cholera test kits, and thereafter, for a wide variety of generic pharmaceuticals and vitamins. All these orders were from the Central Pharmacy of the Republic of Guinea, which the Company at that time believed that it could source and fill. The aggregate value of the orders for HSA and test kits was approximately $200,000 and the order for generics totaled approximately $750,000.

     However, the Company was unable to source and supply the HSA that was the subject to the initial order from the Central Pharmacy of Guinea for the reason that the suppliers of HSA that the Company sought to use either had continued difficulty in manufacturing and assuring the quality of their HSA products or had ceased manufacturing this product. Further, the Company also had difficulty in sourcing the generic pharmaceuticals subject to the second Guinean order because of the pricing parameters set forth in such order from the Central Pharmacy of Guinea. At the time the order for generic pharmaceuticals was received from Guinea in about September, 1996, the Company believed that it could in fact source these products.

     During the last fiscal quarter of fiscal 1996 and through the first six months of fiscal 1997, the Company discovered that it could not source a significant portion of the generic pharmaceutical order from Guinea because the pricing from sources available to the Company, principally from US manufacturers, could not meet the pricing structure that Guinea had previously used from various European sources. As a result, the Company determined to utilize ETLC, not just to secure orders, but also to source products from manufacturers to fulfill these orders. Such determination, however, was not made by the Company until February, 1997, as discussed more fully below.

     The Company is aware that the market for the sale of medical/pharmaceutical products is extremely competitive. In order for the Company to compete successfully, of which there can be no assurance, the Company must be able to have certain competitive advantages, whether on the basis of price, with respect to certain products, or as a result of its unique marketing niche gained from its agreement with ETLC which has enabled the Company to generate and receive purchase orders from the Republics of Guinea and Mali. the Company is continuing to devote its efforts to pursue orders for generic pharmaceuticals/vitamins, and for diagnostic test kits, among other products. However, the Company must be able to source such products at pricing levels in order to meet the requirements for the orders received from and required by the developing countries in West Africa and elsewhere.

       The Company continued to pursue efforts with ETLC to fulfill the purchase orders for generic pharmaceuticals from the Central Pharmacy of the Republic of Guinea, but it was not until July, 1997, that the Company was able with the efforts of ETLC to source and commence shipment of the initial products subject to the purchase order for generic pharmaceuticals and vitamins to the Central Pharmacy of Guinea. The Company thereafter, during the last quarter of fiscal 1997, shipped additional generic pharmaceutical products to West Africa under purchase orders as discussed below. In addition, ETLC during 1997 established a business representative in Brazil, where the Company has pursued the registration and approval of diagnostic test kits for dengue fever, also as discussed below, which the Company believes will lead to purchase orders during the second or third quarters of fiscal 1998.

       Historically, generic pharmaceutical products had been only a small percentage of the total pharmaceutical product market in the developing countries of West Africa (less than 10% of the total market). However, with the efforts of ETLC, generic pharmaceuticals have begun to be demanded in the Republics of Guinea and Mali, and the Company believes generics are becoming increasingly in demand elsewhere in West Africa, as compared to brand name pharmaceuticals that have previously controlled the market. The cost of pharmaceutical products, and indeed all products sold to West Africa, have increased significantly following the devaluation of the West African currencies. The devaluations have led many West African governments to seek a variety of products from suppliers other than France and Belgium, which had traditionally been the major suppliers of almost all products sold to their former colonies in West Africa. The determination by the West African governments and particularly the Ministries of Health to seek alternative sources of supply has presented opportunities to companies, such as ADGI, to generate purchase orders and penetrate new markets.

       Price has become the critical factor in the supply of generic pharmaceuticals. With the continued efforts and contacts of ETLC during fiscal 1997 and through the first quarter of fiscal 1998, the Company believes that it has now developed sources of supply of generics from manufacturers that will continue to offer the Company an opportunity to penetrate a previously "closed" market in West Africa. The Company has also expanded its product line of generic pharmaceutical products and diagnostic test kits, which the Company believes will permit it to increase its level of orders and its profitability during fiscal 1998. However, ADGI does not have the resources of many of its competitors and is a newcomer to the industry. Therefore, the Company will have to continue to rely upon its consultants in order to be able to successfully compete in West Africa as well as in Brazil, because of the expertise and relationships of its consultants and their respective representatives, described more fully below. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

       The Company, in August, 1997, following conferences and meetings with ETLC, and for the intended purpose of generating cash flow on a monthly basis, entered into a joint venture with ETLC for the purpose of marketing telecommunications services and products in West Africa, where it has existing pharmaceutical distribution business operations and representatives. The Company from call-back sales to international and domestic mining companies, financial institutions, oil companies and foreign embassies in Guinea and Mali, initially projected monthly revenues of from $200,000 to $400,000, after the start-up period of three to six months. The Company now believes that it will be approximately six months before it may expect to generate revenues at that level. During the three month to six month period, the Company still believes that that it will generate $20,000 to $30,000 monthly from call-back, commencing during the third quarter of fiscal 1998.

       Further, in order to permit the Company and ETLC to properly develop the customer base and generate the projected revenues from call-back, ETLC agreed with the Company to install certain computer hardware and software, which is being installed in May, 1998. This has had the effect of extending the start-up period for call-back but will permit the Company to serve more customers, without interruption and line interference. To that end, the Company has authorized ETLC to complete the installation of such enhanced computer equipment in or about May, 1998, following which the Company believes that it will be able to meet the projections for call-back. Following the installation of this enhanced computer hardware and software, the Company also projects higher profit margins from the West African call-back revenues. Higher profit margins will permit far greater volume of usage and reduce fixed costs.

       Further, with this installation, the Company believes that it will fulfill its projections that it will have over 200 customers by the Summer, 1998 and up to 400 customers by fiscal year end 1998, with usage of $500 to $1,000 per customer. During September, 1997, and to date, the Company has signed 50 to 100 customers for call-back service, but without installation of the computer equipment, it has not been able to generate adequate revenues from call-back because of local telephone interference from the PTTs. Since the inception of the Company's call-back service, it has generated only limited revenues due to the above referenced interference from PTTs.

       In addition, during fiscal 1997 and continuing during fiscal 1998 to date, the Company utilized the services of its other consultants, including Ashco International, Ltd., Higher Ground, Inc., and Corporate Seminar Advisors, Ltd., for the purpose of providing continuing services to the Company, as more fully described below, and specifically with regard to services intended to promote the Company, its expanding business lines, areas of development, and to evaluate the Company's potential acquisitions and joint ventures. See the discussion below with respect to the Company's joint venture and equity participation with Telephonetics Overseas Corporation, which was announced in March, 1998.

       In connection with the initial February, 1996 consulting agreement between the Company and ETLC, as noted above, ETLC agreed to use its best efforts to secure approvals for product registration, and obtain purchase orders for the distribution and sale of HSA, which ADGI believed it could source as its principal product at that time, within West Africa. ETLC also agreed to use the services of ETLC's West African representatives to secure and service any purchase orders generated for ADGI. In consideration for the February 12, 1996 consulting agreement with ETLC, the Company issued to ETLC shares of the Company's common stock (the "Shares") and granted to ETLC a common stock purchase option (the "Option") to acquire additional Shares (the "Option Shares") for an adjusted price of $.18 per Option Share. The grant of the Option was deemed by the Company as ETLC's consideration and payment for the rights to market the Company's products, as such product line may be from time to time, within ETLC's territory in West Africa, which includes Guinea, Mali, Ivory Coast, Senegal, Burkina Faso, and Niger. This agreement was amended in to also provide for the sale by ETLC, on behalf of the Company, of diagnostic test kits for strep, cholera, syphilis and gonorrhea in the above referenced West African countries, in consideration for the issuance of additional Shares.

       The Company, in July, 1997, with the assistance of ETLC was able to ship an initial portion of generic pharmaceuticals subject to the overall order from the Central Pharmacy of the Republic of Guinea. However, because the Company's other consultants that it had utilized in 1995 and 1996, and excluding ETLC, Ashco, Higher Ground and Corporate Seminars, the Company was unsuccessful in sourcing products to fill the complete orders and be able to continue shipment of products pursuant to both purchase orders from the Central Pharmacy of the Republic of Guinea. As a result, during fiscal 1997, because the Company was unable to generate revenues from the purchase orders because it could not source the products at satisfactory pricing during fiscal 1997. During 1997, the Company was not able to find manufacturing sources with prices comparable to those Guinea had previously obtained from certain Eastern European countries, which sources were able to deliver products at lower prices then were then available to the Company. With the assistance of ETLC and other ongoing and continuing consultants to the Company, the Company continued to seek out sources for generic pharmaceutical from several countries, including India, where quality generic pharmaceuticals could be obtained at highly competitive pricing.

       Further, the Company received during fiscal 1997 a commitment for pre-export financing from an institutional investment bank, based upon the initial orders for generics from the Central Pharmacy of Guinea, but to date has not used this commitment for pre-export financing. However, the Company received and utilized a $50,000 loan from certain private lenders to fund the purchase of products for the shipment made to Guinea as a portion of the initial order for generic pharmaceuticals. During fiscal 1997 and the first four months of fiscal 1998, the Company continues to believe that it will be able to secure advantageous pricing for the generic pharmaceutical products and continued to utilize ETLC and other consultants, including the private lenders referenced above, to develop better sourcing for these products. The Central Pharmacy of the Republic of Guinea, during the last quarter of fiscal 1997, paid the Company $22,378 for the initial portion of the order delivered in July, 1997 and the Company during the first quarter of fiscal 1998 was paid an additional $7,600 by a representative of Guinea for the small loss experienced by the Company on this first order and shipment.

       Further, during fiscal 1997, in connection with the Company's receipt of the first of several generic pharmaceutical purchase orders from the Republic of Mali, the Company was issued an irrevocable letter of credit in the amount of approximately $70,000 from the Banque de Development du Mali, Bamako, Mali, through Natexis Banque, Paris, France. This letter of credit was payable to the Company for the initial purchase orders generated by ETLC for delivery to Mali on behalf of the Company under its agreements with the Company. At the Company's request, ETLC began to source the generic pharmaceutical products for this order, for generic pharmaceuticals, including Diclofinac, Furosemide, Paracetamol and Methyldopa, which products were sourced from manufacturers in Canada, India, Holland and Belgium, respectively, all of which products were shipped during the first four months of fiscal 1998. During April, 1998, the entire proceeds of this letter of credit were paid through Natexis Banque to and at the Company's direction.

       Following receipt of this initial order from PERGUE S.A.R.L. that was subject to the letter of credit, the Company received a further order for additional generic pharmaceuticals, including Amoyycillin, Paracetamol and Diclofinac. This order was generated as a result of a "shortage" in Mali for these products that PERGUE S.A.R.L filled through the Company, as a result of the Company's contacts with ETLC. This further order, which was intended to fill the Malian shortage, aggregated approximately $31,000, and was delivered by the Company to Bamako, Mali, and was sourced through a manufacturer in India, in late 1997.

       Additionally, in consideration for the services to the Company during the two year period from June 1995 through mid 1997, the Company issued to Ms. Judith Grossman, a consultant, Shares during late 1996 and in 1997 in consideration for continued consulting services to the Company at a time during which it had no cash flow to pay for such services. Further, the Company, in lieu of any cash compensation, issued to Jerrold Hinton, the Company's president, CEO and a director, and to Thomas J. Craft, Jr., Esq., the Company's corporate secretary, corporate counsel and a director, and to persons who served as Mr. Craft's staff and consultants, Shares for providing continued services to the Company.

       The Company has also agreed to negotiate with Messrs. Hinton, and Craft, Ms. Grossman, ETLC, as well as with other persons and firms providing continuing services to the Company, including those persons who provided export financing and who brought the Indian pharmaceutical manufacturer to the Company and were instrumental in securing for the Company certain credit lines to pay for products used for export to West Africa, and persons who conducted education seminars and conferences for the Company, for the issuance of additional Shares and the grant of Options, in one or more registration statements on Form S-8 and/or Form S-1 under the Securities Act of 1933, as amended (the "Act"), in order to compensate such parties for continuing services performed and to be performed on behalf of the Company in developing its pharmaceutical products business, its diagnostic test kit business, its telecommunications business and other services necessary for the Company's operations prior to its generating any material cash flow from operations. The Company believes that during fiscal 1998, it will begin to generate a cash flow from operations that should permit it to commence paying certain persons in cash as well as in Shares rather than just in Shares. See the discussion below with respect to the agreement to acquire equity in Telephonetics Overseas Corporation of Florida for cash compensation.

       The Company firmly believes that it will be able, during fiscal 1998, to continue to supply generic drugs and vitamins at prices that shall permit the Company to generate a profit. Further, through the efforts of ETLC's representative in Brazil, the Company has recently received approvals for the registration and sale of dengue fever test kits to the National Health Foundation, State of Roraima, Brazil, and anticipates purchase orders nationally in Brazil for this diagnostic test kits. The Company believes that it will receive the initial purchase orders, following final human testing which has already commenced in Brazil, within approximately 30-60 days. The Company has been informed that the potential market for dengue fever diagnostic test kits in Brazil, nationally, is approximately 1 million test kits or more per year, with potential sales of $16 million, based upon current world pricing of such kits, which revenues the Company would share with the US manufacturer and the Brazilian distributor of such products.

       The Company in March 1998 entered into a joint venture with Telephonetics Overseas Corporations ("TOC") of Miami, FL. TOC is engaged in the business of providing state of the art telecommunications hardware and audio content for on-hold and website messaging and advertising. TOC also distributes Internet telephony equipment and services for sale in the domestic and foreign markets. Under the Company's joint venture agreement with TOC, the Company paid to TOC $50,000 with an obligation to pay an additional $100,000 to acquire a 9% interest in TOC with the right upon payment of additional cash consideration to acquire additional 9% interests for up to 45% total equity in TOC. Following its initial investment in TOC, initial orders were announced by TOC for the distribution and sale of TOC's telecommunications and Internet telephony products and services, pursuant to which TOC's distributor in Canada is required to sell a minimum of $400,000 in TOC's products and services during the next 12 months. The Company believes that its agreement with TOC and the products and services provided and to be provided by TOC will integrate well with the Company's call-back and telecommunications business in West Africa.

       Discontinued Project
       --------------------

            Registrant, during fiscal 1996, entered into purchase agreement with Imaging Systems Synergies Inc. ("ISS") with offices located at North Miami Beach, FL for the purpose of acquiring ISS, which purported to be an internet gateway provider and of related satellite technology, including earth station for global communication services. in Wisconsin and Illinois. During the negotiations with respect to the proposed acquisition of ISS, the Company advanced approximately $100,000 to assist ISS in continuing its operations, while the Company continued its due diligence efforts.

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

            The Company, after consulting with counsel in Florida, determined to pursue a cause of action against ISS for damages, including recovery of the $100,000 in interim capital advanced to ISS. See "Item 3. Legal Proceedings" below. The Company's action was moved to Dade County Superior Court and the Company cannot determine at this time whether it will prevail against ISS and if so, whether it will be successful in recovering any damages against ISS. The entire board of directors of ADGI agreed unanimously not to acquire ISS, and the Company generated no income from its involvement with ISS.

ITEM 2.   DESCRIPTION OF PROPERTY

          The Company presently leases approximately 600 square feet of executive office space at 110 North Center Street, Suite 202, Hickory, NC 28601, for $570 per month. During the first six months of fiscal 1997, the Company leased approximately 250 square feet of office space at 700 Canal Street, 3rd Floor, Stamford, CT 06902 as its executive offices for $800 per month. In addition, the Company has use of warehouse facilities at JFK International Airport, New York City and utilizes as its investor relations and conference room facilities office space at 45 Rockefeller Plaza, International Building-Rockefeller Center, New York City, NY, at a cost of $2,000 per month, on a month-to-month basis. The condition of the Company's leased facilities in Hickory, NC and New York City, NY is excellent, and are at advantageous terms because of the Company's relationship with ETLC.

ITEM 3.   LEGAL PROCEEDINGS

          The Company has pending a cause of action against Imaging Systems Synergies Inc. ("ISS") for damages, including recovery of the $100,000 in interim capital advanced to ISS in connection with a planned acquisition that was not completed. The venue for the Company's action, American Diversified
                                                       --------------------
Group, Inc. v. Imaging Systems Synergies, Inc., et al., was moved to the 11th
------------------------------------------------------
Judicial Circuit, Dade County, Florida, Case No. 97-001983AN, from Palm Beach County, where the proceeding was initially commenced. The Company believes that this action is meritorious but cannot determine at this time whether it will prevail against and be successful in recovering any damages from ISS. The entire board of directors of ADGI agreed unanimously not to acquire ISS following its due diligence in connection with this determination. The Company generated no income from its involvement with ISS.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal year ending 1997.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded over-the-counter in what is referred to as the "NASDAQ Bulletin Board". As of April 15, 1998, there were 15 markets makers in the Company's stock. The following information with respect to the high and low market prices was obtained from the Company's records.

                                 Bid Prices
                             -----------------
           1994                High      Low
-------------------------    --------  -------

Quarter Ending March 31      $ 8- 1/4  $6
Quarter Ending June 30       $ 8- 3/4  $8
Quarter Ending Sept. 30      $10       $6- 3/4
Quarter Ending Dec. 31       $ 7- 1/4  $4- 1/4

                                 Bid Prices
                             -----------------
           1995                High      Low
-------------------------    --------  -------

Quarter Ending March 31      $ 5- 5/8  $   1/8
Quarter Ending June 30       $   5/16  $  1/32
Quarter Ending Sept. 30      $   7/16  $   1/4
Quarter Ending Dec. 31       $   7/16  $   1/4

                                 Bid Prices
                             -----------------
           1996                High      Low
-------------------------    --------  -------

Quarter Ending March 31      $  11/32  $   1/8
Quarter Ending June 30       $    1/2  $  3/16
Quarter Ending Sept. 30      $   5/16  $  3/16
Quarter Ending Dec. 31       $    1/8  $  1/32

                                 Bid Prices
                             -----------------
           1997                High      Low
-------------------------    --------  -------

Quarter Ending March 31      $   3/16  $   1/8
Quarter Ending June 30       $   5/16  $   1/4
Quarter Ending Sept. 30      $   7/16  $   1/4
Quarter Ending Dec. 31       $   5/16  $   1/8

                                 Bid Prices
                             -----------------
           1998                High      Low
-------------------------    --------  -------

Quarter Ending March 31      $   9/16  $  3/16
Period Ending May 15         $   5/16  $  3/16

     As of May 15, 1998, there were 1155 holders of the Company's common stock, and no holders of the Company's preferred stock. The Company has never paid a dividend and does not anticipate that any dividends will be paid in the near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations
     ---------------------

     The financial statements included herein for fiscal 1997 are unaudited. The Company believes that the financial statements accurately reflect is financial condition and statement of operations for the fiscal year. Further, the Company intends to file a Form 10-KSB/A within approximately 30 days containing audited financial statements for fiscal 1997 and does not believe that there will be a material difference, if any, from the unaudited financial statements contained herein. Further, the Form 10-KSB/A will have complete footnotes and comparative financial statements (audited) to fiscal 1996.

     The Company during prior fiscal years through fiscal 1996, never had any revenues whatsoever from operations. Further despite its receipt of initial revenues and generating its initial sales and accounts receivable during fiscal 1997, the Company is still a development stage company. In fact, this is the first Annual Report in the Company's operating history in which it is disclosing in Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations" as compared to "Management's Plan of Operations", which is reserved for issuers who are reporting no revenues. This is the result of the fact that for the first fiscal year in the Company's history, it is reporting initial sales revenues and accounts receivables.

     During the Company's fiscal year ended December 31, 1997, the Company incurred a net loss of $3,408,323 ($0.0337 per Share) (unaudited) compared to a loss of $4,279,670 ($0.079 per Share) for the prior fiscal year. The Company reported sales revenues and accounts receivable of $70,069 for the fiscal year ended December 31, 1997 (unaudited), which represented the initial shipments of generic pharmaceuticals and limited telecommunication sales (which sales commenced in the last two weeks of the third quarter of 1997) from West Africa. This is compared to no sales revenues or accounts receivable for the prior fiscal year. In fact, the Company has never before reported any sales or accounts receivable for any fiscal period.

     The Company's net loss for the year ended December 31, 1997, was principally the result of the lack of any significant sales revenues, the continued expenses associated with continuing to operate and maintain its offices and expenses associated with being a reporting company, which include professional, accounting and printing/EDGAR preparation and filing fees, and the non-cash expenses associated with the issuance of shares to its executive officer, directors and consultants for continued services to the Company in lieu of cash compensation during the period. Such non-cash compensation expensed during the year ended December 31, 1997 was $3,309,500 (unaudited), compared to $3,963,500 during the fiscal 1996. In order for the Company to pay its operating expenses, including office rents, salaries to its non-executive employee during the first six months of fiscal 1997, prior to the move of its corporate headquarters, telephone expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, the Company was dependent upon the funds provided by non-interest bearing loans from the Company's executive officer and directors, from a consultant, as well as from the private placement of its securities to private investors.

     The Company's net sales and accounts receivable, together with orders, subject to shipment following the end of the fiscal year is presently approximately $150,000 (to date). The

Company projects significant additional call-back revenues, following the installation of new telecommunications hardware and software scheduled for May, 1998, at which time the projected call-back revenues are projected to be approximately $20-30,000 per month during the 3-6 month call-back start-up period. Following the start-up period, the Company has been informed by ETLC that call-back should generate from $500 to $1,000 per month per customer, and that the Company should reasonably expect to reach and maintain 200 or more customers for this telecommunication service during the latter half of fiscal 1998.

     The Company in late 1997 was issued and received a letter of credit for approximately $70,000 from West Africa, to guarantee payment to the Company for generic pharmaceuticals subject to an order for delivery to Mali. The Company was sourcing the products for this order and endeavored to ship this order prior to the end of the 1997 fiscal year. In fact, the products underlying this letter of credit were shipped during the first four months of fiscal 1998 and thus these sales will be reported in the Company's quarterly report on Form 10-QSB for the first and second quarters of fiscal 1998. Furthermore, the Company has sourced the remaining generic pharmaceutical products for its existing West African orders from manufacturer/suppliers at costs that will also provide gross profit margins that the Company estimates shall be approximately 20%.

     The Company has continuing orders for pharmaceutical products from West Africa which will increase in size during successive quarters in fiscal 1998, especially with respect to the Republic of Mali. Further, the Company projects that its relationship with PERGUE S.A.R.L. will permit the Company to begin to receive purchase orders for generic pharmaceuticals from other West African countries, including Burkina Faso, Niger and perhaps Senegal and Ivory Coast.

     The Company during fiscal 1997 and the first five months of fiscal 1998 has continued to increase its product lines to include a broad spectrum of generic pharmaceuticals and diagnostic test kits, from which it projects gross sales revenues of medical products to reach $1 million per month, perhaps by the end of fiscal 1998. The Company is presently awaiting completion of the final stage of testing and registration approvals from the National Health Foundation, Brazil, for dengue fever test kits. The test kits have already been registered and approved by the State of Roraima in Brazil, and initial orders are anticipated shortly. With final approvals from Brazil for the entire country, the Company could generate projected gross sales of up to $5 million annually. The Company has been informed that at present dengue fever is becoming an increasingly more serious disease in Brazil (and elsewhere in the world's tropical climates) and the Company believes that it should be able to generate orders for dengue fever test kits from West Africa as well as Brazil during fiscal 1998 and thereafter.

     Generic pharmaceuticals are an extremely cost sensitive market, especially in developing countries where the Company is doing business. This has led the Company and its consultants to devote a significant period of time during fiscal 1997 to sourcing generic pharmaceuticals at competitive pricing. During and immediately following the fiscal 1997, the Company, with the direct assistance of its consultants, has developed sources for generic pharmaceuticals, at highly competitive pricing, from foreign manufacturers. Further, and is continuing to develop additional sources for products in order to fill present and anticipated future purchase orders received from West Africa. The Company does not believe that it is presently dependent upon any one source, nor does it believe that it will become dependent upon any manufacturer of generic pharmaceutical products or other products that it is presently marketing.

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

       Liquidity and Capital Resources
       -------------------------------

       The Company, at December 31, 1997, had current assets of approximately $65,000 exclusive of the $69,000 evidenced by the letter of credit issued in favor of the Company guaranteeing payment of orders paid to the Company during April, 1998 following shipment of the products during the first four months of fiscal 1998. This is compared to $5,000 at the end of the fiscal year ended December 31, 1996. To assist the Company in its cash flow requirements which are presently estimated at $15,000 per month, and pending receipt of payment of call-back telecommunication receivables of approximately $10,000 through fiscal 1997 and approximately $15,000 through the first four months of fiscal 1998, the Company from during fiscal 1997, received approximately $150,000 from the private placement of units, as described above. The units were priced at $.04 per unit, which was the price of the Company's shares on January 15, 1997, the date of the private placement subscription agreement.

       The unit private placement, at the price of $.04 per unit, was made with each unit consisting of one share and one common stock purchase option exercisable at $.08 per share. The Company has undertaken to register the shares and the shares underlying the options in a registration statement that the Company intends to file with the Securities and Exchange Commission as soon as possible during fiscal 1998. The Company continues to be dependent upon the willingness of the Company's executive officer, directors and each of its consultants to accept shares in lieu of cash compensation for continued services to the Company.

       Notwithstanding indications of interest from potential investors for additional subscriptions, there can be no assurance that additional subscriptions shall be received under the unit private placement. The trading price of shares of the Company's common stock during the past two months has been primarily in the range of $.025 to $.05, but during several days in March, 1998, the trading range increased to the level of $.05 to $.08 range. However, the trading price of the shares has again been in the range of $.025 to $.04 per share during April and May, 1998. While the Company has been successful in raising capital in the unit private placement, there can be no assurance that the Company will be able to continue to raise private capital, whether or not the Company's shares continue to trade at the levels that prevailed during March, 1998.

       Based upon the Company's present liquid resources after the expenses that were paid by the Company following receipt of the private placement funds, which expenses included office expenses, relocation expenses for the move of the executive offices to Hickory, NC, professional/accounting fees, transfer agent and printing service fees, and certain other expenses, and based upon its present monthly operating expenses of $15,000, the Company will be able to operate for approximately four months if no additional revenues are generated from operations or any other sources. However, the Company is generating increased operating revenues during the first four months of fiscal 1998, as a result of additional shipments of generic pharmaceuticals to

West Africa, and projects an increasing level of revenues from sales of call-back service in West Africa during fiscal 1998.

     The Company's monthly operating expenses of approximately $15,000 do not reflect any salary to Dr. Jerrold R. Hinton, the Company's sole executive officer. The Company is accruing but does not contemplate commencing payment to Dr. Hinton of the monthly salary of $8,333.33 provided in his three year employment agreement unless and until it begins to generate revenues from operations. The monies received from the Company's unit private placement and any pre-export funding will not be used to pay salaries to officer or fees to directors or consultants, each of whom have agreed receive compensation for services by the issuance of shares in registration statements on Form S-8 and/or Form S-1. During fiscal 1997, the Company's executive officer, directors and consultants were issued shares in registration statements on Form S-8 in consideration for their continued services to the Company and in lieu of any cash compensation.

  ITEM 7.   FINANCIAL STATEMENTS

       The financial statements for the fiscal year ended December 31, 1997 (unaudited), are attached hereto. The Company intends to file Form 10-KSB/A within approximately 30 days, containing audited financial statements with comparative financial statements for fiscal 1996.

  ITEM 8.   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
  FINANCIAL       DISCLOSURE.

       On May 24, 1996, Registrant engaged the firm of Rachlin, Cohen and Holtz to perform the audit for the fiscal year ended December 31, 1995. A copy of this engagement was attached as an exhibit to the Registrant's Current Report on Form 8-K on July 5, 1996. However, by letter dated June 24, 1996, as a result of the inability of Registrant and Rachlin, Cohen and Holtz to agree on the amount of time that the accounting firm could devote to Registrant as a new client, and the cost of conducting the audit, the Registrant and Rachlin Cohen and Holtz agreed to discontinue the engagement of Rachlin Cohen and Holtz. A copy of this letter was also attached as an exhibit to such Current Report. In that letter, Registrant informed Rachlin Cohen and Holtz that Registrant had retained the accounting firm of Grant-Schwartz Associates, CPA's, as its auditors, and Rachlin Cohen and Holtz agreed to cooperate with Registrant in transmitting copies of all records necessary for Grant Schwartz Associates to complete the 1995 audit. Grant-Schwartz Associates has recently merged its practice with the accounting firm of Beck Villota & Co., P.C., independent public accountants, which combined firm has conducted the audit for fiscal 1996. The Registrant's audit for fiscal 1996 was completed by Grant-Schwartz Associates, CPA's, which firm conducted the audit for fiscal 1997 which are part of this Annual Report on Form 10-KSB.

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

       Name of Filer                  Report Not Filed
       -------------                  ----------------

       Jerrold R. Hinton              Forms 4 and 5
       Thomas J. Craft, Jr.           Forms 4 and 5


ITEM 10.   EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                     Long Term Compensation
                                                                                     ----------------------

                                Annual Compensation                            Awards                     Payouts
                                ---------------------------------------------------------------------------------
(a)       (b)                  (c)     (d)             (e)       (f)          (g)           (h)           (i)

                                               Other         Restricted  Securities                              All Other
Name and                                   Annual Compen-      Stock     Underlying       LTIP                    Compen-
Principal                                    sation           Award(s)  Options/SAR's   Payouts                   sation
Position (*)       Year         Salary       Bonus($)           ($)      (#)              ($)       ($)             ($)
------------------------------------------------------------------------------------------------------------------------
 Jerrold Hinton
President, CEO      1997         0            0                 0        0             0            0               0
 Jerrold Hinton
President, CEO      1996         0            0                 0        0             0            0               0

Jerrold Hinton
President, CEO      1995         0            0                 0        0             0            0               0

(*)      Mr. Hinton has served as the Company's chief executive officer and president during the respective years set forth above. Mr. Hinton was issued shares in registration statements on Form S-8 during fiscal 1997 and 1996 in consideration for his continued services to the Company, in lieu of cash compensation.

         The Company has not had sufficient funds to pay its executive officers or directors during fiscal 1997 and 1996. To date, the Company has not commenced payment of any salaries, but has executed a three (3) year employment agreement with Dr. Jerrold R. Hinton, who has agreed to serve the Company in a full time capacity of President and Chief Executive Officer, as well as a director of the Company. The agreement as amended, provides for the payment to Mr. Hinton of $100,000, which salary has been accrued but unpaid during the past two years, and presently provides for the issuance of 5 million Shares per year in 1998 and 1999, and the grant of an option to purchase a total of 5 million Shares (the Option Shares"), which Options are exercisable the lower of $1.00 per Share or 50% of the closing bid price of the Shares during the ten business days prior to the notice by Mr. Hinton of his election to exercise all or a portion of the Options. The payment to Dr. Hinton of the cash salary portion of the Employment Agreement shall not commence until the Company begins to generate sufficient revenues from operations to permit payment of such cash compensation, of which there can be no assurance. The Company, during fiscal 1997, issued to Dr. Hinton, its president and chief executive officer a total of 15.5 million Shares and issued to Thomas
J. Craft, Jr., Esq., the Company's corporate secretary, securities counsel and a director a total of 10 million Shares in registration statements on Form S-8. These Shares were issued in consideration of the continued and valuable services provided to the Company by such persons, neither of whom were paid any cash compensation in 1997.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        As of May, 1998, the security ownership of the following persons and entities, who were either executive officers of the Company or were known to the Company to own more than five percent (5%) of the Company's outstanding voting securities was as follows:

                     (1)      (2)                          (3)        (4)


            Title of Class    Name and Address of          Amount and                   Percent
                              Beneficial Owner              Nature of                   of
                                                           Beneficial Ownership         Class (1)
       ---------------------------------------------------------------------------------------
       Common Stock           Jerrold R. Hinton             6,000,000                   2.9%
                              110 N. Center St.
                              Suite 202
                              Hickory, NC 28601

       Common Stock           Thomas J. Craft, Jr.          3,000,000                   1.5%
                              11000 Prosperity Farms Rd.
                              Palm Beach Gardens, FL
                              33440

       ______
       (1) Based upon 210,212,560 shares issued and outstanding at May 15, 1998.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       During fiscal 1997, the Company had no transactions with related parties.

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

    3.2             Bylaws (filed as Exhibit 3.4 to the
                    Company's Registration Statement on
                    Form 10-SB and incorporated herein
                    by reference)

    10(iii) Material Contracts-Consulting Agreements and Employment Agreement (filed as
                    Exhibits to Registration Statements of
                    Form S-8 and post-effective amendments
                    thereto and incorporated herein by reference)

    23              Consent of Grant-Schwartz Associates, CPA's
                    (to be filed on Form 10-KSB/A)

          (b) During fiscal 1997, the Company filed Reports on Form 8-K on January 21, 1997 and September 9, 1997, respectively. The Company has not filed any report on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES
                                   ----------


       In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN DIVERSIFIED GROUP, INC.


                                        By: /s/ Jerrold R. Hinton
                                           -----------------------
                                           Jerrold Hinton, President, Chief
                                           Executive Officer and Director


                                        Date: May 15, 1998



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


                                              /s/ Thomas J. Craft, Jr.
                                              ------------------------
                                              Thomas J. Craft Jr., Secretary and
                                              Director

                        AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               DECEMBER 31, 1997



                                                        Page
                                                        ----

Balance Sheet                                             1


Statements of Operations                                  2


Statements of Cash Flows                                  3


Notes To Financial Statements                             4

                        AMERICAN DIVERSIFIED GROUP, INC.
                        FORMERLY TERA WEST VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (UNAUDITED)
                             AS OF DECEMBER 31, 1997

ASSETS
------

Current Assets:
    Cash                                               $    11,069
    Accounts Receivable                                     48,391
    Inventories                                              5,000
                                                       -----------
        Total Current Assets                                             64,460

Fixed Assets:
    Property and Equipment (Net of $13,298 Accum.
        Depr.)                                                           20,453

Other Assets:
    Deposits                                                   570
    Miscellaneous Receivable (Net of $100,000
        Allowance)                                               -
                                                       -----------
                                                                            570
                                                                      ---------

        TOTAL ASSETS                                                  $  85,483
                                                                      =========


LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
----------------------------------------------

Current Liabilities:
    Accounts Payable and Accrued Expenses              $   180,624
    Notes Payable to Related Parties                       155,521
                                                       -----------
        Total Current Liabilities                                       336,145

Shareholders' (Deficit) Equity:
    Preferred Stock, Series A, $10 par value
        authorized 50,000 shares; none outstanding          -
    Common Stock, par value $.001 per share,
        authorized 200,000,000 shares; issued and
        outstanding 157,812,520 shares                     157,812
    Additional Paid-In Capital                          16,902,169
    Deferred Consulting Fees                              (758,276)
    Deficit Accumulated During Development Stage        (7,740,578)
    Deficit Accumulated Prior to Development Stage      (8,811,789)
                                                       -----------
        Total Shareholders' (Deficit) Equity                           (250,662)
                                                                      ---------

        TOTAL LIABILITIES AND SHAREHOLDERS'
            (DEFICIT) EQUITY                                          $  85,483
                                                                      =========

SEE NOTES TO FINANCIAL STATEMENTS

                        AMERICAN DIVERSIFIED GROUP, INC.
                        FORMERLY TERA WEST VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      FOR THE YEAR ENDED DECEMBER 31, 1997








Sales                                                               $70,769


Costs of Sales                                                       63,943
                                                               -------------


Gross Profit                                                          6,826


General and Administrative Expenses                               3,415,149
                                                               -------------


Net Loss                                                        ($3,408,323)
                                                               =============



Net Loss Per Share                                                 ($0.0337)
                                                               =============


Average Number of Shares Outstanding                            101,112,695
                                                               =============








SEE NOTES TO FINANCIAL STATEMENTS

                        AMERICAN DIVERSIFIED GROUP, INC.
                        FORMERLY TERA WEST VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      FOR THE YEAR ENDED DECEMBER 31, 1997


Cash Flows From Operating Activities:
  Net Loss                                                    ($3,408,323)
  Depreciation                                                      6,324
  General and Administrative Expenses Paid by Stock             3,158,974
  Increase in Accounts Receivable                                 (48,391)
  Increase in Accounts Payable and Accrued Expenses               112,130
                                                             -------------
    Net Cash Used By Operating Activities                        (179,286)
                                                             -------------


Cash Flows From Investing Activities:
  Acquisition of Property and Equipment                            (9,135)
                                                             -------------
    Net Cash Flows From Investing Activities                       (9,135)
                                                             -------------


Cash Flows From Financing Activities:
  Sales of Common Stock                                           173,500
  Proceeds from Notes Payable to Related Parties                   55,000
  Payments on Notes Payable to Related Parties                    (25,000)
  Cash Overdraft                                                   (4,010)
                                                             -------------
    Net Cash Flows From Financing Activities                      199,490
                                                             -------------


Net Decrease In Cash                                               11,069


Cash, Beginning                                                    -
                                                             -------------


Cash, Ending                                                      $11,069
                                                             =============



Non-Cash Transactions:
----------------------

Issued 91,100,000 shares of common stock for services of $3,309,500.



SEE NOTES TO FINANCIAL STATEMENTS

                        AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               DECEMBER 31, 1997



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