Form 10QSB
period 1998-03-31
AMERICAN DIVERSIFIED GROUP INC
filed 1998-05-20
CIK 919742

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           Form 10-QSB


(Mark one)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF  THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: March 31, 1998

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
          THE EXCHANGE ACT

          For the transition period from________ to_____________

                Commission file number: 0-023532
                                        --------

                   AMERICAN DIVERSIFIED GROUP, INC.
          -----------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

                   Nevada                     88-0292161
       (State or other jurisdiction of        (IRS Employer identification No.)
       incorporation or organization)

            110 North Center Street, Suite 202, Hickory, NC 28601
       ---------------------------------------------------------------
                   (Address of principal executive offices)

                         (704) 322-2044
                         --------------
                   (Issuer's telephone number)

             437 Main Avenue, SW, Hickory, NC 28602
             --------------------------------------
      (Former name, former address and former fiscal year, if
                   changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such report (s), and
(2) has been subject to such filing requirements for the past
90 days.  Yes [ X ]    No [   ]

              APPLICABLE ONLY TO CORPORATE ISSUERS
       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 210,212,560 shares outstanding as of May 1, 1998

Transitional Small Business Disclosure Format:  Yes __  No  X

                              INDEX


                AMERICAN DIVERSIFIED GROUP, INC.


PART I FINANCIAL INFORMATION


Item 1.      Financial Statements (Unaudited)

       Balance  Sheets  - December 31, 1997 (Unaudited) and
       March 31, 1998 (Unaudited).

       Statements of Operations - Three months and ended
       March 31, 1998 and 1997 (Unaudited).

       Statements of Cash Flows - Three months ended March
       31, 1998 and 1997     (Unaudited).

       Notes to Financial Statements

Item 2.      Management's Discussion and Analysis of Financial
       Condition and Results of Operations

       Results of Operations
       American Diversified Group, Inc. (the "Company")  is
  a development stage company. During the Company's three month period ended March 31, 1998, the Company incurred a net loss of $($592,670)($.0032per Share) compared to a loss of $699,662 ($0.0093 per Share) for the comparable three month period for the prior fiscal year. The Company reported sales of $50,750 for the three month period ended March 31, 1998, represented by the sales revenues and receivables from generic pharmaceuticals and telecommunication sales compared
  to   no  sales  revenues  or  accounts  receivable  for  the
  comparable period of the prior year.

       The Company's net loss for the period ended March 31, 1998, was principally the result of the limited sales revenues during the quarter, the continued expenses associated with continuing to operate and maintain its offices and expenses associated with being a reporting company, which include professional, accounting and printing/EDGAR preparation and filing fees, and the non-cash expenses associated with the issuance of shares to its executive officer, directors and consultants for continued services to the Company in lieu of cash compensation during the period. Such non-cash compensation expensed during the three month period ended March 31, 1998, was $996,400 compared to $975,000 during the same period in the prior fiscal year. In order for the Company to pay its operating expenses, including office rents, communication expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, the Company was dependent upon the funds provided by non-interest bearing loans from the Company's executive officer and directors, from a consultant, as well as from the private placement of its securities to private investors.

       The Company has continuing orders for pharmaceutical products in West Africa, which will increase in size during successive quarters in fiscal 1998, and projects to expand its orders to other West African countries. The Company is increasing its product lines to include a broad spectrum of generic pharmaceuticals and diagnostic test kits. The
  Company is in the final stages of testing and approval for dengue fever test kits in Brazil, and with final approvals should generate projected gross sales of $5 million annually.

       The Company's ability to continue to ship the products that are the subject of the purchase orders from West Africa is essential to the Company's goal of generating increased levels of operating revenues from its pharmaceutical and medical products business in West Africa. The Company is presently outsourcing these generic pharmaceutical products from several third party manufacturers and distributors located in the United States, Canada, Mexico, South America, Europe, and India, which have provided quality generic pharmaceutical products at highly competitive prices necessary for the Company to profitably fulfill existing and future orders for such products from West Africa and elsewhere.

       The Company, subsequent to the end of the quarter on March 31, 1998, also shipped additional generic pharmaceuticals to West Africa. Furthermore, following the installation of additional communications hardware and software in West Africa, the Company projects significant increases in call-back revenues during the remainder of fiscal 1998, as well as higher profit margins from the increased revenues. The higher profit margins shall result from the fact that the new hardware and software will facilitate greater use of the multiple lines by more customers, simultaneously, without increased costs. The Company presently projects that following such installation, monthly call-back revenues should be approximately $20-30,000 per month during the 3-6 month call-back start-up period.

        The   Company   projects  from  call-back   sales   to
  international  and  domestic  mining  companies,   financial
  institutions, oil companies and foreign embassies in Guinea and Mali, that it should be able to generate from $200,000 to $400,000 in gross revenues monthly, after the start-up period of three to six months. The Company further projects that it will have over 200 customers in or about the summer of fiscal 1998 and up to 400 customers by fiscal year end 1998, with estimated usage of $500 to $1,000 per customer. To date, the Company has signed 50 to 100 customers for call-back service in West Africa but has had only limited revenues and receivables from call-back because of the requirement to install the enhanced hardware and software, which is planned for May, 1998. This installation shall permit the Company to expand the market penetration for its call-back telecommunications service in West Africa.

          The services of the Company's consultants, together with that of the Company's management, have enabled the Company to reach its present stage of development, which includes having:
           (i) shipped additional generic pharmaceutical products subject to orders from West Africa, after generating its purchase orders for such products in fiscal 1997 and its first shipments during the third quarter of fiscal 1997;
          (ii) received a letter of credit in the aggregate initial amount of approximately $70,000, which sums were paid to the Company during the first and second quarters of fiscal 1998, as payment of generic pharmaceutical products from West Africa;
          (iii) received approximately $1,703,500 from private investors in the Company's unit private placement during fiscal 1997;
          (iv) secured third party manufacturers from whom the Company can continue to source generic pharmaceuticals at competitive pricing so as to enable it to sell such products at satisfactory profit margins during fiscal 1998, in the highly competitive and price sensitive developing world markets;
           (v) secured all preliminary approvals and preliminary testing results of dengue fever test kits, which are prerequisite for the anticipated purchase orders for dengue fever test kits from the National Health Foundation of Brazil, State of Roraima, and in Brazil nationally;
           (vi) established a business venture that is presently marketing call-back telecommunication services to major multinational corporations, domestic business corporations and foreign embassies in West Africa, from which the Company first began to generate accounts receivable commencing in September, 1997, with increasing revenues and accounts receivable being generated subsequent to the quarter ending June 30, 1998;
            (vii) commenced business relationship with manufacturers of complete lines of generic pharmaceuticals for the purpose of satisfying the Company's existing purchase orders and its expected increasing level of orders in West Africa; and
       (viii) entered into a joint venture and equity participation agreement with Telephonetics Overseas Corporation, Miami, FL, which is engaged in the sale of Internet and Telephony products and services, and on-hold messaging and advertising products and services.

        The Company continues to be dependent upon the willingness of the Company's executive officer, directors and each of its consultants to accept shares in lieu of cash compensation for continued services to the Company. As a direct result of the foregoing business advances and pending business developments, the Company has been able to raise $150,000 through September 30, 1997, from the private placement of its units, at the unit offering price of $.04. This funding, together with the recent payments for generic pharmaceutical products from the letter of credit for the shipments to West Africa, and anticipated increased levels of telecommunications revenues in the coming months, should enable the Company to become operational and hopefully will permit the Company's independent auditors to remove from their report the qualification regarding the Company as a "going concern" during subsequent fiscal periods, perhaps as early as the second quarter of 1998.

      Liquidity and Capital Resources

       The Company, at March 31, 1998, had current assets of approximately $97,486, compared to $6,336 at the March 31, 1997, and $64,460 at the end of the fiscal year ended December
  31,   1997.   To  assist  the  Company  in  its  cash   flow
  requirements which are presently estimated at $10-15,000 per month, the Company may determine to continue to seek subscription proceeds from private investors, as well as revenues from sales of products and telecommunications products and services, and anticipated commencement of sales revenues from dengue fever test kits in Brazil. Further, the Company projects that with the increased revenues from call-
  back     following    the    installation    of     enhanced
  telecommunications hardware and software, the Company shall also have higher profit margins on such revenues for the reasons stated above.

       Notwithstanding indications of interest from investors for additional subscriptions, there can be no assurance that additional subscriptions shall be received under the unit private placement. The trading price of shares of the Company's common stock during the three months ended March 31, 1998, has been primarily in the range of $.025 to $.05, but during several days in March, 1998, the trading range increased to the level of $.06 to $.08 range. Following the end of the quarter ended March 31, 1998, the trading price of the shares has again been in the range of $.025 to $.05 per share. While the Company has been successful in raising capital in the unit private placement, there can be no assurance that the Company will be able to continue to raise private capital, whether or not the Company's shares continue to trade at the levels that have prevailed during March 1998.

       Based upon the Company's present liquid resources after the expenses that were paid by the Company following receipt of the private placement funds, which expenses included
  office   expenses,  professional/accounting  fees,  transfer
  agent and printing service fees, and certain other expenses, and based upon its present monthly operating expenses of $10-
  15,000,   the   Company  will  be  able   to   operate   for
  approximately  four  months if no  additional  revenues  are
  generated   from   operations.  However,  the   Company   is
  generating increased operating revenues during the first and second quarters of fiscal 1998, as a result of additional shipments of generic pharmaceuticals to West Africa, and projects increasing receivables from sales of call-back service in West Africa and anticipates revenues from Brazil.

        The Company's monthly operating expenses for the quarter ended March 31, 1998 and during the present quarter include rent for executive office space in Hickory, NC, use of conference facilities for its Investor Relations offices at Rockefeller Center in NYC, professional/accounting fees, telephones, but do not reflect any salary to Dr. Jerrold R. Hinton, the Company's sole executive officer. The Company is accruing but does not contemplate commencing payment to Dr. Hinton of the monthly salary of $8,333.33 provided in his three year employment agreement unless and until it begins to generate positive cash flow from operations. During fiscal 1997 and the first quarter of fiscal 1998, the Company's executive officer, directors and consultants were issued shares in registration statements on Form S-8 in consideration for their continued services to the Company and in lieu of any cash compensation.

PART II.       OTHER INFORMATION


Item 1.Legal Proceedings


     See Footnote E to Financial Statement


Item 2.Changes in Securities

     NONE

Item 3.Defaults upon Senior Securities

       NONE

Item 4.Submission of Matters to a Vote of Security Holders

       NONE

Item 5.Other Information

       NONE

Item 6.Exhibits and Reports on Form 8-K


       Exhibit 27

EXHIBIT 27


ARTICLE 5
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE BALANCE SHEET (UNAUDITED) AND THE OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31 (UNAUDITED) AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH
FINANCIAL                                         STATEMENTS.

                           SIGNATURES

In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                              AMERICAN DIVERSIFIED GROUP,INC..
                              (Registrant)





May 15, 1998                  By:  /s/Jerrold R. Hinton
                              Jerrold R. Hinton
                              President, Chief Executive Officer and
                              Chief Financial Officer


AMERICAN DIVERSIFIED GROUP, INC.
FORMERLY TERA WEST VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 1998


                                        PAGE
BALANCE SHEET                            1
STATEMENTS OF OPERATIONS                 2
STATEMENTS OF CASH FLOW                  3
NOTES TO FINANCIAL STATEMENTS            4


AMERICAN DIVERSIFIED GROUP, INC.
FORMERLY TERA WEST VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)
AS OF MARCH 31, 1998


ASSETS
------

Current Assets:
    Cash                                             $30,631
    Accounts Receivable                               61,855
    Inventories                                        5,000
                                                    --------
      Total Current Assets                                        97,486

Fixed Assets:
    Property and Equipment (Net of $15,009 Accum. Depr.)          19,258

Other Assets:
    Deposits                                            570
    Miscellaneous Receivable (Net of $100,000 Allowance) -
                                                   --------
        Total Other Assets                                           570
                                                                --------
        Total Assets                                            $117,314
                                                                --------
                                                                --------

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
----------------------------------------------

Current Liabilities:
    Accounts and Accrued Expenses Payable          $30,622
    Accounts and Accrued Exp. Pay.-Related Parties 172,190
    Notes Payable to Related Parties               206,463
                                                   -------
        Total Current Liabilities                                409,275

Shareholders' (Deficit) Equity:
    Preferred Stock, Series A, $10 par value
       authorized 50,000 shares; none outstand         -
    Common Stock, par value $.001 per share,
       auth.200,000,000 shares; issued and
       outstanding 212,062,520 shares             212,062
    Additional Paid-In Capital                 17,838,319
    Deferred Consulting Fees                   (1,197,305)
    Deficit Accumulated During Develop. Stage  (8,333,248)
    Deficit Accumulated Prior to Develop. Stage(8,811,789)
                                              -----------
          Total Shareholders' (Deficit) Equity                  (291,961)
                                                                ---------

          Total Liabilities and Shareholders' (Deficit)         $117,314
                                                                ---------
                                                                ---------
SEE NOTES TO FINANCIAL STATEMENTS
                                     1


                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF OPERATIONS
                       (UNAUDITED)
                       FOR THE THREE MONTHS ENDED MARCH 31





                                                 1998       1997


Sales                                         $52,750         $0


Costs of Sales                                 45,495          0
                                              -------    -------

Gross Profit                                    7,255          0


General and Administrative Expenses           607,727    699,662
                                             --------    -------

Loss From Operations                         (600,472)  (699,662)


Other Income:
   Reimbursement of Loss                        7,802       -
                                             --------   ---------

Net Loss                                    ($592,670) ($699,662)
                                            ---------- ----------
                                            ---------- ----------



Net Loss Per Share                           ($0.0032)  ($0.0093)
                                            ----------  ---------
                                            ----------  ---------

Average Number of Shares Outstanding      182,495,226  75,090,337
                                          -----------  ----------
                                          -----------  ----------




SEE NOTES TO FINANCIAL STATEMENTS
                                     2


                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF CASH FLOWS
                       (UNAUDITED)
                       FOR THE THREE MONTHS ENDED MARCH 31



                                                     1998        1997

Cash Flows From Operating Activities:
    Net Loss                                   ($592,670)  ($699,662)
    Depreciation                                   1,711       1,303
    General and Administ. Exp. Paid by  Stock    557,371     600,181
    Increase In Accounts Receivable              (13,464)       -
    Increase In Accounts Pay. and Accrued Exp.    22,188      10,755
                                               ---------   ---------
         Net Cash Used In Operating Activities   (24,864)    (87,423)
                                               ---------   ---------

Cash Flows From Investing Activities:
  Acquisitions of Property and Equipment            (516)     (3,801)
  Decrease In Deposits                              -            570
                                               ---------   ---------
         Net Cash Used In Investing Activities      (516)     (3,231)
                                               ---------   ---------

Cash Flows From Financing Activities:
  Sales of Common Stock                             -        100,000
  Brokers' Fees Paid on Sales of Common Stock     (6,000)
  Proceeds from Notes Payable to Related Parti    50,942        -
  Payments on Notes Payable to Related Parties      -         (4,000)
  Cash Overdraft                                    -         (4,010)
                                               ---------   ---------
         Net Cash Provided By Financing Activit.  44,942      91,990
                                               ---------   ---------


Net Increase in Cash                              19,562       1,336

Cash, Beginning of Period                         11,069        -
                                               ---------   ---------
Cash, End of Period                              $30,631      $1,336
                                               ---------   ---------
                                               ---------   ---------

Non-Cash Transactions in 1998:
------------------------------
1.  Issued 52,700,000 shares of common stock for services of $996,400.

Non-Cash Transactions in 1997:
------------------------------
1.  Issued 19,500,000 shares of common stock for services of $975,000.




SEE NOTES TO FINANCIAL STATEMENTS
                                     3

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                       (UNAUDITED)
                       MARCH 31, 1998



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation on the financial position and the results of operations for the interim period presented. All adjustments are of a normal recurring nature. Certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of December 31, 1997 contained in the Company's Form 10-KSB.

NOTE 2 - EARNINGS (LOSS) PER SHARE

Per share information is computed based on the weighted average number of shares outstanding during the period