Form 10KSB/A
AMERICAN DIVERSIFIED GROUP INC
filed 1998-07-17
CIK 919742

                     US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                       -----------------------------------


                                  FORM 10-KSB/A/A
(Mark One)
[X] ANNUAL REPORT (AMENDED) PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from  _____________  to  _____________

                      COMMISSION FILE NUMBER: 0-23532
                      --------------------------------------------------
                      AMERICAN DIVERSIFIED GROUP, INC.
                      ------------------------------------------------


          NEVADA                              88-0292161
---------------------------------             ----------
 (State or Other Jurisdiction of              (IRS Employer Identification No.)
          Incorporation)

             110 NORTH CENTER STREET, SUITE 202, HICKORY, NC 28601
             -----------------------------------------------------
                   (Address of Principal Executive Offices)


                                (704) 322-2044
                          ---------------------------
                          (Issuer's telephone number)

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

                                 Page 1 of 35.

Check whether the issuer: (i) filed all reports required to be filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days.

                              Yes    XX    No
                                     --    --

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.

[ ] The Registrant had revenues of $70,069 during its recent fiscal year ended December 31, 1997. The aggregate market value of the voting stock held by non-affiliates(*) of the Registrant based on the average bid and asked prices of $.027 and $.029 respectively, of such common stock as of July 15, 1998 is $560,000, based upon an average of $.028 multiplied by 200,762,560 shares of common stock as of such date held by non-affiliates. As of July 15, 1998, the Registrant had a total of 210,762,560 shares of common stock, par value $.001 outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference in this report on Form 10- KSB/A except for certain previously filed exhibits identified in
Part III, Item 13, hereof.
------------------
(*) Affiliates for the purposes of this Item refer to the officers, directors and/or persons or firms owning 5% or more of the Registrant's common stock, both record and beneficially.

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

The Company during 1997 and during the first two quarters of fiscal 1998 has continued to utilize the services of ETLC for, among other purposes, seeking the supply of these medical related products from unaffiliated third parties in order to fulfill purchase orders from the Republics of Guinea and Mali that were generated by ETLC for the benefit of the Company and to secure approvals and product registration for dengue fever diagnostic test kits in Brazil. In addition, during the last quarter of fiscal 1997, the Company and ETLC entered into a venture for the purpose of marketing telecommunications products and services in West Africa, which efforts are continuing. See the discussions below.

During the last six months of fiscal 1996 and continuing through fiscal 1997 and the first quarter of fiscal 1998, the Company and ETLC have devoted virtually all of their efforts and business time for the purpose of generating purchase orders for a variety of medical and pharmaceutical products for the Company, after first securing the requisite approvals for the registration, distribution and sale of such products, and filling purchase orders as they are generated. These efforts have principally involved the Republics of Guinea and Mali in West Africa. During fiscal 1997 and through the first quarter of fiscal 1998, ETLC has also devoted its efforts for securing purchase orders and approvals from the National Health Foundation of Brazil for the sale of dengue fever diagnostic test kits. The Company has been informed that Brazil has given final approval for registration and sale of the dengue fever test kit, with first sales expected for July 1998.

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

In addition, ETLC during 1997 established a business representative in Brazil, where the Company has pursued the registration and approval of diagnostic test kits for dengue fever, also as discussed below, which the Company believes will lead to purchase orders commencing in or about July 1998.

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

The Company, in August, 1997, following conferences and meetings with ETLC, and for the intended purpose of generating cash flow on a monthly basis, entered into a joint venture with ETLC for the purpose of marketing telecommunications services and products in West Africa, where it has existing pharmaceutical distribution business operations and representatives. The Company commenced marketing the call-back service to international and domestic mining companies, financial institutions, oil companies doing business in West Africa, as well as to certain foreign embassies in Guinea and Mali

Following the installation by the Company of certain telecommunications hardware and software enhancements during the third quarter of fiscal 1998, the Company believes that that it will begin to generate increased revenues of from $500 to $1,000 per month per customer using its service. This installation should permit the Company to properly develop the customer base and generate the projected revenues from call-back. As a result of the amount of time it has taken to complete the enhancement of call-back equipment, the Company and ETLC have agreed to extend the term of the call-back agreement to better permit the Company to secure a satisfactory revenue stream from call-back, which to date have been minimal. This requirement to install additional hardware and software has had the effect of extending the start-up period for call-back but should permit the Company to serve more customers, without interruption and line interference. To that end, after completion of the installation of such enhanced computer equipment, the Company believes that it will be able to meet the projections for call-back and also achieve higher profit margins from the West African call-back revenues.

Higher profit margins should also permit far greater volume of usage and reduce fixed costs. Further, with this installation, the Company believes that it will be able to again sign large corporations and institutions fro its call-back service. These customers have not used the Company's call-back service to any significant extent because of service interruption and line interference, which the installations in about July should remedy. At that time the Company will again solicit and believes it will be successful in signing up to 200 customers by the end of the 1998. This is based upon the fact that from September 1997, when service was first offered, the Company was able to sign almost 100 customers for call-back service, but without installation of the computer equipment, it has not been able to generate adequate revenues from call-back because of local telephone interference from the PTTs. Since the inception of the Company's call-back service, it has generated only limited revenues due to the above referenced interference from PTTs.

In addition, during fiscal 1997 and continuing during fiscal 1998 to date, the Company utilized the services of its other consultants, including Ashco International, Ltd., Higher Ground, Inc., and Corporate Seminar Advisors, Ltd., for the purpose of providing continuing services to the Company, as more fully described below, and specifically with regard to services intended to promote the Company, its expanding business lines, areas of development, and to evaluate the Company's potential acquisitions and joint ventures. See the discussion below with respect to the Company's joint venture and equity participation with Global Transmedia Communication Corporation, formerly Telephonetics Overseas Corporation, which was announced in March, 1998. In connection with the initial February, 1996 consulting agreement between the Company and ETLC, as noted above, ETLC agreed to use its best efforts to secure approvals for product registration, and obtain purchase orders for the distribution and sale of HSA, which ADGI believed it could source as its principal product at that time, within West Africa. ETLC also agreed to use the services of ETLC's West African representatives to secure and service any purchase orders generated for ADGI.

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

The Company, in July, 1997, with the assistance of ETLC was able to ship an initial portion of generic pharmaceuticals subject to the overall order from the Central Pharmacy of the Republic of Guinea. However, because the Company's other consultants that it had utilized in 1995 and 1996, not including ETLC, Ashco, Higher Ground and Corporate Seminars, the Company was unsuccessful in sourcing products to fill the complete orders and be able to continue shipment of products pursuant to both purchase orders from the Central Pharmacy of the Republic of Guinea. As a result, during fiscal 1997, because the Company was unable to generate revenues from the purchase orders because it could not source the products at satisfactory pricing during fiscal 1997. During 1997, the Company was not able to find manufacturing sources with prices comparable to those Guinea had previously obtained from certain Eastern European countries, which sources were able to deliver products at lower prices then were then available to the Company.

With the assistance of ETLC and other ongoing and continuing consultants to the Company, the Company continued to seek out sources for generic pharmaceutical from several countries, including India, where quality generic pharmaceuticals could be obtained at highly competitive pricing. During fiscal 1997 and the first six months of fiscal 1998, the Company continues to believe that it will be able to secure advantageous pricing for the generic pharmaceutical products and continued to utilize ETLC and other consultants, including the private individuals to develop better sourcing for these products. The Company received revenues of $70,769 during fiscal 1997, compared to no revenues during the prior year.

Further, during fiscal 1997, in connection with the Company's receipt of the first of several generic pharmaceutical purchase orders from the Republic of Mali, the Company was issued an irrevocable letter of credit in the amount of approximately $70,000 from the Banque de Development du Mali, Bamako, Mali, through Natexis Banque, Paris, France. This letter of credit was used to payable to the Company for the products shipped during fiscal 1997, with certain additional shipment being made after the fiscal year. The initial purchase orders generated by ETLC for delivery to Mali on behalf of the Company under its agreements with the Company. At the Company's request made in about March 1997, ETLC began to source the generic pharmaceutical products for this and other anticipated orders for generic pharmaceuticals, including Diclofinac, Furosemide, Paracetamol and Methyldopa, which products were sourced from manufacturers in Canada, India, Holland and Belgium, respectively, all of which products were shipped during the first four months of fiscal 1998. During April, 1998, the entire proceeds of this letter of credit were paid through Natexis Banque to and at the Company's direction.

Following receipt of this initial order from PERGUE S.A.R.L. that was subject to the letter of credit, the Company received a further order for additional generic pharmaceuticals, including Amoxycillin, Paracetamol and Diclofinac. This order was generated as a result of a "shortage" in Mali for these products that PERGUE S.A.R.L filled through the Company, as a result of the Company's contacts with ETLC. This further order, which was intended to fill the Malian shortage, aggregated approximately $31,000, and was delivered by the Company to Bamako, Mali, and was sourced through a manufacturer in India, in late 1997.

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

The Company has also agreed to negotiate with present officers, directors and consultants, as well as with other persons and firms providing continuing services to the Company, including those persons who provided export financing and who brought the Indian pharmaceutical manufacturer to the Company and were instrumental in securing for the Company certain credit lines to pay for products used for export to West Africa, and persons who conducted investor education seminars and conferences for the Company, for the issuance of additional Shares and the grant of Options. The issuance of shares and/or any grant of options will be included in one or more registration statements on Form S-8 and/or Form S-1, whichever form shall be appropriate, under the Securities Act of 1933, as amended (the "Act"). This will be in order to compensate such parties for continuing services performed and to be performed on behalf of the Company in developing its pharmaceutical products business, its diagnostic test kit business, its telecommunications business and other services necessary for the Company's continued operations prior to its generating any material cash flow from operations. The Company believes that during fiscal 1998, it will begin to generate a cash flow from operations that should permit it to commence paying certain persons in cash as well as in Shares rather than just in Shares. See the discussion below with respect to the agreement to acquire equity in Global Transmedia Communications Corporation of Florida for cash compensation.

The Company firmly believes that it will be able, during fiscal 1998, to continue to supply generic drugs and vitamins at prices that shall permit the Company to generate a profit. Further, through the efforts of ETLC's representative in Brazil, the Company has recently received approvals for the registration and sale of dengue fever test kits to the National Health Foundation, State of Roraima, Brazil, and anticipates purchase orders nationally in Brazil for this diagnostic test kits commencing in or about July, 1998. The Company believes that it will receive the initial purchase orders, after the recent completion of final human testing in Brazil. The Company has been informed that the initial order shall be from $60,000 to $100,000 and the potential market for dengue fever diagnostic test kits in Brazil, nationally, is approximately 1 million test kits or more per year. The Company will share gross revenues with the US manufacturer and the Brazilian distributor of the registered and approved dengue fever diagnostic test kits.

The Company in March 1998 entered into a joint venture with global Transmedia Communication Corporation, formerly Telephonetics Overseas Corporations ("GTCC") of Miami, FL. GTCC is engaged in the business of providing state of the art telecommunications hardware and audio content for on-hold and website messaging and advertising. GTCC also distributes Internet telephony equipment and services for sale in the domestic and foreign markets. Under the Company's joint venture agreement with GTCC, the Company paid to GTCC $50,000 with an obligation to pay an additional $100,000 to acquire a 9% interest in GTCC with the right upon payment of additional cash consideration to acquire additional 9% interests for up to 45% total equity in GTCC.

Following its initial investment in GTCC, initial orders were announced by GTCC for the distribution and sale of GTCC 's telecommunications and Internet telephony products and services, pursuant to which GTCC 's distributor in Canada is required to sell a minimum of $400,000 in GTCC 's products and services during the next 12 months. The Company believes that its agreement with GTCC and the products and services provided and to be provided by GTCC will integrate well with the Company's call-back and telecommunications business in West Africa.

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

ITEM 2.   DESCRIPTION OF PROPERTY

The Company presently leases approximately 600 square feet of executive office space at 110 North Center Street, Suite 202, Hickory, NC 28601, for $570 per month. During the first six months of fiscal 1997, the Company leased approximately 250 square feet of office space at 700 Canal Street, 3rd Floor, Stamford, CT 06902 as its executive offices for $800 per month. In addition, the Company has use of warehouse facilities at JFK International Airport, New York City and utilizes as its investor relations and conference room facilities office space at 45 Rockefeller Plaza, International Building- Rockefeller Center, New York City, NY, at a cost of $2,000 per month, on a month-to-month basis. The condition of the Company's leased facilities in Hickory, NC and New York City, NY is excellent, and are at advantageous terms because of the Company's relationship with ETLC.

ITEM 3.  LEGAL PROCEEDINGS

The Company has pending a cause of action against Imaging Systems Synergies Inc. ("ISS") for damages, including recovery of the $100,000 in interim capital advanced to ISS in connection with a planned acquisition that was not completed. The venue for the Company's action, American Diversified Group, Inc. v. Imaging Systems Synergies, Inc., et al., was moved to the 11th Judicial Circuit, Dade County, Florida, Case No. 97-001983AN, from Palm Beach County, where the proceeding was initially commenced. The Company believes that this action is meritorious but cannot determine at this time whether it will prevail against and be successful in recovering any damages from ISS. The entire board of directors of ADGI agreed unanimously not to acquire ISS following its due diligence in connection with this determination. The Company generated no income from its involvement with ISS.

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

                                 Bid Prices
                             -----------------
           1994                High      Low
-------------------------    --------  -------
Quarter Ending March 31      $ 8- 1/4    $6
Quarter Ending June 30       $ 8- 3/4    $8
Quarter Ending Sept. 30      $ 10        $6- 3/4
Quarter Ending Dec. 31       $ 7- 1/4    $4- 1/4

                                 Bid Prices
                             -----------------
           1995                High      Low
-------------------------    --------  -------
Quarter Ending March 31      $ 5- 5/8  $   1/8
Quarter Ending June 30       $   5/16  $  1/32
Quarter Ending Sept. 30      $   7/16  $   1/4
Quarter Ending Dec. 31       $   7/16  $   1/4

                                 Bid Prices
                             -----------------
           1996                High      Low
-------------------------    --------  -------
Quarter Ending March 31      $  11/32  $   1/8
Quarter Ending June 30       $    1/2  $  3/16
Quarter Ending Sept. 30      $   5/16  $  3/16
Quarter Ending Dec. 31       $    1/8  $  1/32

                                 Bid Prices
                             -----------------
           1997                High      Low
-------------------------    --------  -------
Quarter Ending March 31      $   3/16  $   1/8
Quarter Ending June 30       $.03      $.01
Quarter Ending Sept. 30      $.04      $.01
Quarter Ending Dec. 31       $.04      $.02

                                 Bid Prices
                             -----------------
           1998                High      Low
-------------------------    --------  -------
Quarter Ending March 31      $.10       $.02
Quarter Ending June 30       $.04       $.025
Period Ending July 15        $.03       $.025

As of July 15, 1998, there were 1155 holders of the Company's common stock, and no holders of the Company's preferred stock. The Company has never paid a dividend and does not anticipate that any dividends will be paid in the near future.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
The financial statements included in the Form 10-KSB/A/A have been audited and supersede the unaudited financial statement in the initial Form 10-KSB/A. The Company believes that the financial statements accurately reflect is financial condition and statement of operations for the fiscal year.

The Company during prior fiscal years through fiscal 1996, never had any revenues whatsoever from any operations or business endeavors. Further despite its receipt of initial revenues and generating its initial sales and accounts receivable during fiscal 1997, the Company is still a development stage company. In fact, this is the first Annual Report in the Company's operating history in which it is disclosing in Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations" as compared to "Management's Plan of Operations", which is reserved for issuers who are reporting no revenues. This is the result of the fact that for the first fiscal year in the Company's history, it is reporting initial sales revenues and accounts receivables.

During the Company's fiscal year ended December 31, 1997, the Company incurred a net loss of $3,410,313 ($0.032 per Share) compared to a loss of $4,279,670 ($0.079 per Share) for the prior fiscal year. The Company reported sales revenues and accounts receivable of $70,069 for the fiscal year ended December 31, 1997, which represented the initial shipments of generic pharmaceuticals and limited telecommunication sales (which sales commenced in the last two weeks of the third quarter of 1997) from West Africa. This is compared to no sales revenues or accounts receivable for the prior fiscal year. In fact, the Company has never before reported any sales or accounts receivable for any fiscal period. The Company's net loss for the year ended December 31, 1997, was principally the result of the limited sales revenues, the continued expenses associated with continuing to operate and maintain its offices and expenses associated with being a reporting company, which include professional, accounting and printing/EDGAR preparation and filing fees, and the non-cash expenses associated with the issuance of shares to its executive officer, directors and consultants for continued services to the Company in lieu of cash compensation during the period. Such non-cash compensation expensed during the year ended December 31, 1997 was $3,307,500, compared to $3,963,500 during the fiscal 1996.

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

The   Company   projects  significant  additional  call-back   revenues,
following the installation of new telecommunications hardware and software scheduled during the third quarter of fiscal 1998, after the 3-6 month call-back start-up period in which it will conduct active marketing to the major domestic and multi-national corporations and institutions in West Africa, based upon anticipated usage of from $500 to $1,000 per month per customer. Following the start-up period, the Company should reasonably expect to reach and maintain 200 or more customers for this telecommunication service by the end of fiscal 1998.

The Company in late 1997 was issued and received a letter of credit for approximately $70,000 from West Africa, to guarantee payment to the Company for generic pharmaceuticals subject to an order for delivery to Mali. The Company was sourcing the products for this order and endeavored to ship this order prior to the end of the 1997 fiscal year. In fact, the products underlying this letter of credit were shipped during the first four months of fiscal 1998 and thus these sales will be reported in the Company's quarterly report on Form 10-QSB for the first and second quarters of fiscal 1998. Furthermore, the Company has sourced the remaining generic pharmaceutical products for its existing West African orders from manufacturer/suppliers at costs that will also provide gross profit margins that the Company estimates shall be approximately 10% to 20%.

The Company has been in receipt of continuing requests fro products which is the last process for receipt of purchase orders for pharmaceutical products from West Africa, which will increase in size during successive quarters in fiscal 1998, especially with respect to the Republic of Mali. Further, the Company projects that its relationship with PERGUE S.A.R.L. will permit the Company to begin to receive purchase orders for generic pharmaceuticals from other West African countries, including Burkina Faso and Niger.

In order to enhance its ability to increase the size of its purchase orders and indeed its ability to source generic pharmaceutical products, the Company has recently entered into two exclusive agreements, one with a manufacturer of generic pharmaceuticals in India, granting the Company the exclusive right to distribute the products in Africa, South America, Europe and Asia, and a second agreement with a Indian firm engaged in the marketing and sale of pharmaceuticals, medical products and test kits, for the purpose of generating additional sales revenues and customers for the Company.

The Company during fiscal 1997 and the first six months of fiscal 1998 has continued to increase its product lines to include a broad spectrum of generic pharmaceuticals, additional diagnostic test kits, from which it projects increased sales revenues before the end of fiscal 1998. The Company has been informed of the completion of the final stage of human testing and the registration by the National Health Foundation, Brazil's equivalent of the FDA, for dengue fever test kits. The dengue fever test kits have already been registered and approved by the State of Roraima in Brazil. Initial orders are anticipated in or about July, 1998, in the approximate amount of $60,000 to $100,000. With final approvals from Brazil for the entire country, the Company could generate sales of up to 1 million dengue fever test kits annually. The Company has been informed that at present dengue fever is becoming an increasingly more serious disease in Brazil (and elsewhere in the world's tropical climates) and the Company believes that it should be able to generate orders for dengue fever test kits from West Africa as well as Brazil during fiscal 1998 and thereafter.

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

The Company's ability to continue to ship the products that are the subject of the purchase orders from West Africa is essential to the Company's goal of generating increased levels of operating revenues from its pharmaceutical and medical products businesses in West Africa. The Company is presently outsourcing these generic pharmaceutical products from several third party manufacturers and distributors located in the United States, Canada, Mexico, South America, Europe, and India, which have provided quality generic pharmaceutical products at highly competitive prices necessary for the Company to profitably fulfill existing and future orders for such products from West Africa and elsewhere. The Company's recent agreements with a pharmaceutical manufacturer located in India and a separate agreement with a pharmaceutical marketing and sales firm with offices in India will not make the Company dependent upon any one manufacturer or distributor, and its agreements permit the Company to source and sell products through any party.

Liquidity and Capital Resources
-------------------------------

The Company, at December 31, 1997, had current assets of $64,460. This is compared to $5,000 in current assets at the end of the 1996 fiscal year. To assist the Company in its cash flow requirements which are presently estimated at $15,000 per month, the Company during fiscal 1997, received $192,000 from the private placement of units, as described above. The units were priced at $.04 per unit (the price of the Company's Shares on January 15, 1997, the date of the private placement subscription agreement), each unit consisting of one Share and one common stock purchase option exercisable to purchase an additional Share at $.08. The Company has undertaken to register the shares and the shares underlying the options in a registration statement that the Company intends to file with the Securities and Exchange Commission as soon as possible.

The Company continues to be dependent upon the willingness of the Company's executive officer, directors and each of its consultants to accept shares in lieu of cash compensation for continued services to the Company. The trading price of shares of the Company's common stock during the past two months has been primarily in the range of $.025 to $.04, but during several days in March, 1998, the trading range increased to the level of $.05 to $.08 range and was as high as $.10. However, the trading price of the shares has again been in the range of $.025 to $.04 per share during the period from April, 1998 to date. While the Company has been successful in raising $192,000 in investment capital in the unit private placement during fiscal 1997, there can be no assurance that the Company will be able to continue to raise private capital, whether or not the Company's shares once again trade at the levels that prevailed during March, 1998.

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

However, the Company believes that it will be generating increased operating revenues during the remainder of fiscal 1998, as a result of additional shipments of generic pharmaceuticals to West Africa, commencement of shipments and sales of dengue fever test kits to Brazil, an increasing level of revenues from sales of call-back service in West Africa, revenues from the affiliation with GTCC and as a result of the recent agreements with an Indian pharmaceutical manufacturer and sales and marketing firm.

The Company's monthly operating expenses of approximately $15,000 do not reflect any salary to Dr. Jerrold R. Hinton, the Company's sole executive officer. The Company is accruing but does not contemplate commencing payment to Dr. Hinton of the monthly salary of $8,333.33 provided in his three year employment agreement unless and until it begins to generate revenues from operations. The monies received from the Company's unit private placement and has not been used to pay salaries to its chief executive officer or fees to directors or consultants, each of whom have agreed receive compensation for services by the issuance of shares. During fiscal 1997, the Company's executive officer, directors and consultants were issued shares in registration statements on Form S-8 in consideration for their continued services to the Company and in lieu of any cash compensation.

ITEM 7. FINANCIAL STATEMENTS

The financial statements for the fiscal year ended December 31, 1997 are attached hereto with comparative financial statements for fiscal 1996.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 24, 1996, Registrant engaged the firm of Rachlin, Cohen and Holtz to perform the audit for the fiscal year ended December 31, 1995. A copy of this engagement was attached as an exhibit to the Registrant's Current Report on Form 8-K on July 5, 1996. However, by letter dated June 24, 1996, as a result of the inability of Registrant and Rachlin, Cohen and Holtz to agree on the amount of time that the accounting firm could devote to Registrant as a new client, and the cost of conducting the audit, the Registrant and Rachlin Cohen and Holtz agreed to discontinue the engagement of Rachlin Cohen and Holtz. A copy of this letter was also attached as an exhibit to such Current Report. In that letter, Registrant informed Rachlin Cohen and Holtz that Registrant had retained the accounting firm of Grant-Schwartz Associates, CPA's, as its auditors, and Rachlin Cohen and Holtz agreed to cooperate with Registrant in transmitting copies of all records necessary for Grant Schwartz Associates to complete the 1995 audit. Grant-Schwartz Associates has recently merged its practice with the accounting firm of Beck Villata & Co., P.C., independent public accountants, which combined firm has conducted the audit for fiscal 1996. The Registrant's audit for fiscal 1996 was completed by Grant-Schwartz Associates, CPA's, which firm conducted the audit for fiscal 1997 which are part of this Annual Report on Form 10-KSB/A.

During the past two years there were no disagreement with either former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure. The engagement of Grant- Schwartz Associates, CPA's, 40 SE 5th Street-Suite 500, Boca Raton, FL 33432 was attached as an exhibit to the Current Report referenced above.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
(a) The directors and executive officers are:

        Name                 Age    Title
       ------                ---    -----
Jerrold  R.  Hinton           55     President,  Chief  Executive
                                     Officer, and a Director

Thomas J. Craft, Jr., Esq.    32     Secretary, Corporate Counsel and a
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

Thomas J. Craft, Jr., Esq., is an attorney practicing law under the laws of the State of Florida. Mr. Craft has been Secretary, Corporate Counsel and a Director of the Company since March, 1996. From July 1994 to December, 1997, Mr. Craft was also Counsel, Secretary and a Director of Phoenix International Industries, Inc., a development stage public company located in West Palm Beach, FL. During the past five years, prior to his present positions with the Company, Mr. Craft was engaged in the private practice of law in West Palm Beach, FL. In addition, prior to joining the Company, Mr. Craft served as an Intern for United States Senator, Bob Graham, Florida.

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

       Jerrold R. Hinton              Forms 4 and 5
       Thomas J. Craft, Jr.           Forms 4 and 5



ITEM 10.   EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE


                                                Long Term Compensation
                                                ----------------------

                        Annual Compensation                Awards                         Payouts
                        --------------------------------------------------------

(a)             (b)         (c)     (d)        (e)         (f)            (g)       (h)    (i)

                                    Other
Name and                            Annual     Restricted  Securities                      All other
Principal                           Compen-    Stock       Underlying     LTIP             Compen-
Position(*)     Year         Salary sation     Award(s)    Options/SAR's  Payouts          sation
                                    Bonus($)   ($)         (#)            ($)       ($)    ($)
--------------  ----         ------ --------   ----------  -------------  -------   ---    --------
--------------------------------------------------------------------------------------------------------------------
Jerrold Hinton
President, CEO  1997          0      0          0           0              0         0      0

Jerrold Hinton
President, CEO  1996          0      0          0           0              0         0      0

Jerrold Hinton
President, CEO  1995          0      0          0           0              0         0      0

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

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS   AND
MANAGEMENT.

As of July, 1998, the security ownership of the following persons and entities, who were either executive officers of the Company or were known to the Company to own more than five percent (5%) of the Company's outstanding voting securities was as follows:

                    (1)        (2)                          (3)                    (4)


             Title  of Class   Name and Address of          Amount and             Percent
                               Beneficial Owner             Nature of              of
                                                            Beneficial Ownership   Class (1)
--------------------------------------------------------------------------------------------
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

________________
(1) Based upon 210,212,560 shares issued and outstanding at July 15, 1998.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        During fiscal 1997, the Company had no transactions with related parties.

  ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.


                                           Sequential
Exhibit No.         Document Description   Page No.
-----------         --------------------   ----------

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

    23              Consent of Grant-Schwartz Associates, CPA's


(b) During fiscal 1997, the Company filed Reports on Form 8-K on
   January 21, 1997 and September 9, 1997, respectively. The Company has not filed any report on Form 8-K during the quarters ended March 31, 1998 or June 30, 1998.

                                SIGNATURES
                                ----------

       In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN DIVERSIFIED GROUP, INC.


                                        By: /s/ Jerrold R. Hinton
                                           -----------------------
                                         Jerrold Hinton,President,Chief
                                         Executive Officer and Director


                                        Date: July 15, 1998



In accordance with the Exchange Act, this report ha been signed below by the following person on behalf of the Registrant and in the
capacities and on   the dates indicated.


                                              /s/ Thomas J. Craft, Jr.
                                              ------------------------
                                                Thomas  J.  Craft   Jr.,
                                                Secretary and Director

                American Diversified Group, Inc.
                Formerly Tera West Ventures, Inc.
                  (A Development Stage Company)

                      FINANCIAL STATEMENTS

                   December 31, 1997 and 1996

                American Diversified Group, Inc.
                Formerly Tera West Ventures, Inc.
                  (A Development Stage Company)
                   December 31, 1997 and 1996

                        Table of Contents


                                                 Page

Independent Auditor's Report                        1

Financial Statements:

  Balance Sheets                                    2

  Statements of Operations                          3

  Statement of Stockholders' Equity                 4

  Statements of Cash Flows                          5

Notes to Financial Statements                       6  - 11


                GRANT-SCHWARTZ ASSOCIATES, CPA'S
               2263 N.W. Second Avenue, Suite 210
                      Boca Raton, FL  33431




                 REPORT OF INDEPENDENT AUDITORS




Boards of Directors
American Diversified Group, Inc.


We have audited the accompanying balance sheets of American Diversified Group, Inc. (formerly Tera West Ventures, Inc.) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period January 1, 1996 (Commencement of Development Stage) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In  our  opinion,  the financial statements referred  to  above present fairly, in all material respects, the financial position of American Diversified Group, Inc. (formerly Tera West Ventures, Inc.) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended and for the period January 1, 1996 (Commencement of Development Stage) to December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 of the financial statements, the Company has suffered recurring losses from operations and other transactions. At December 31, 1997, the Company has an accumulated deficit of $16,554,357. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GRANT-SCHWARTZ ASSOCIATES, CPA'S
Boca Raton, Florida
July 1, 1998

                American Diversified Group, Inc.
                Formerly Tera West Ventures, Inc.
                  (A Development Stage Company)
                         Balance Sheets
                As of December 31, 1997 and 1996

ASSETS                                               1997              1996
------                                            -------           -------
Current assets
 Cash                                             $11,069           $   -
 Accounts receivable (net           )              48,391               -
 Inventories                                        5,000            5,000
                                                 --------          -------
   Total current assets                            64,460            5,000
                                                 --------          -------
Fixed assets
 Property and equipment (net)                      20,452           17,642
                                                 --------          -------
Other assets
 Deposits                                             570              570
 Miscellaneous receivable
 (net of $100,000 allowance)                           -                -
                                                 --------          -------
   Total other assets                                 570              570
                                                 --------          -------

TOTAL ASSETS                                      $85,482          $23,212
                                                 --------          -------
                                                 --------          -------



LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
 Cash overdraft                                  $    -           $ 4,010
 Accounts payable and accrued expenses            184,613          68,494
 Notes payable to related parties                 155,521         125,521
                                             ------------     -----------
   Total liabilities - all current                340,134         198,025
                                             ------------     -----------

Commitments and Contingencies

Stockholders' deficit
 Preferred stock, Series A, $10 par value,
  authorized 50,000 shares; none outstanding            -               -
 Common stock, par value $.001 per share,
  authorized 200,000,000 shares; issued and
  outstanding 157,812,520 shares at
  December 31, 1997 and 63,562,520 shares at
  December 31, 1996                               157,812          63,562
 Additional paid-in capital                    16,848,669      13,513,419
 Stock subscriptions paid in advance               51,500              -
 Deferred consulting fees                        (758,276)       (607,750)
 Deficit accumulated prior to
  development stage                            (8,811,789)     (8,811,789)
  Deficit accumulated during
  development stage                            (7,742,568)     (4,332,255)
                                              ------------     -----------
   Total stockholders' deficit                   (254,652)       (174,813)
                                              ------------     -----------

TOTAL  LIABILITIES AND STOCKHOLDERS' DEFICIT      $85,482         $23,212
                                              ------------     -----------
                                              ------------     -----------

The accompanying notes are an integral part of these financial statements.

                American Diversified Group, Inc.
                Formerly Tera West Ventures, Inc.
                  (A Development Stage Company)
                    Statements of Operations
       For the Years Ended December 31, 1997 and 1996 and
   For the Period January 1, 1996 (Commencement of Development
                   Stage) to December 31, 1997


                               Year Ended December 31,        January 1, 1996 to
                               1997               1996        December 31, 1997
                               -----------------------        ------------------
Revenues                         $   70,769   $     -              $   70,769
Cost of goods sold                   67,933         -                  67,933
Gross profit                          2,836         -                   2,836

Expenses
   Selling, general and
   administrative                 3,413,149   4,279,670             7,692,819
                                 ----------   ---------            ----------
Loss from operations             (3,410,313) (4,279,670)           (7,689,983)
                                 ----------   ---------            ----------
Other income (expense)
  Debt forgiveness income              -         50,000                50,000
  Gain on settlements                  -          4,795                 4,795
  Loss on abandoned acquisitions       -       (107,380)             (107,380)
                                 ----------   ---------            ----------
     Net other expenses                -        (53,585)              (52,585)
                                 ----------   ---------            ----------
Net loss                       ($3,410,313) ($4,332,255)          ($7,742,568)
                                 ----------   ---------            ----------
                                 ----------   ---------            ----------

Net loss per share                 ($0.032)     ($0.079)              ($0.095)
                                 ----------   ---------            ----------
                                 ----------   ---------            ----------
Average number of shares
outstanding                    107,997,315   54,588,325            81,256,288
                               -----------   ----------            ----------
                               -----------   ----------            ----------


The accompanying notes are an integral part of these financial statements.

                American Diversified Group, Inc.
                Formerly Tera West Ventures, Inc.
                  (A Development Stage Company)
               Statements of Stockholders' Equity
 For the Period from January 1, 1996 (Commencement of Development
                   Stage) to December 31, 1997


                                                                                                 DEFICIT        DEFICIT
                                                                                                 ACCUMULATED    ACCUMULATED
                                                 COMMON  STOCK       ADDITIONAL   DEFERRED       PRIOR TO       DURING
                                                                     PAID-IN      CONSULTING     DEVELOPMENT    DEVELOPMENT
                                               SHARES      AMOUNT    CAPITAL      FEES           STAGE          STAGE
                                           ------------   ---------  -----------  -------------  -------------- ------------
Balance,January 1,1996 - as previously
reported                                     42,542,520     $42,542    $9,408,939     (630,000)     ($8,811,789)    $    -
Shares issued prior January 1, 1996             100,000         100          (100)        -                -             -
                                           ------------   ---------  ------------  ------------   ------------- ------------
Balance  January 1, 1996 (restated)          42,642,520      42,642     9,408,839     (630,000)      (8,811,789)         -
Issued shares for services                   26,550,000      26,550     3,936,950   (3,034,500)            -             -
Amortization of deferred consulting fees           -           -             -       3,056,750             -             -
Issued shares for possible acquisitions       2,000,000       2,000        (2,000)        -                -             -
Canceled shares per settlement               (8,530,000)     (8,530)        8,530         -                -             -
Issued shares for cash                          900,000         900       161,100         -                -             -
Net loss for year ended December 31, 1997          -           -             -            -                -        (4,332,255)
                                            -----------    --------  ------------  ------------   ------------- -------------
Balance, December 31, 1996                   63,562,520      63,562    13,513,419     (607,750)      (8,811,789)    (4,332,255)
Issued  shares  for  services                91,000,000      91,000     3,216,500     (985,000)            -              -
Amortization of deferred consulting fees           -           -             -         834,474             -              -
Issued shares for cash                        3,250,000       3,250       118,750         -                -              -
Net loss for year ended December 31, 1997          -           -             -            -                -        (3,410,313)
                                            -----------    --------  ------------  ------------   ------------- --------------
Balance, December 31, 1997                  157,812,520    $157,812   $16,848,669    ($758,276)     ($8,811,7


489)   ($7,742,568
                                            -----------    --------  ------------  ------------   ------------- --------------

In  addition  to  the  above, the Company has  authorized  50,000 shares of Preferred Stock; no shares are outstanding.

The accompanying notes are an integral part of these financial statements.

                American Diversified Group, Inc.
                Formerly Tera West Ventures, Inc.
                  (A Development Stage Company)
                    Statements of Cash Flows
       For the Years Ended December 31, 1997 and 1996 and
   For the Period January 1, 1996 (Commencement of Development
                   Stage) to December 31, 1997

                                          Year Ended December 31,            January 1, 1996 to
                                          1997               1996            December 31, 1997
                                          ----               ----            -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net  loss                               ($ 3,410,313)      ($4,332,255)    ($7,742,568)
   Depreciation                                   6,324             4,482          10,806
   Amortization  of  deferred consulting
   fees                                         834,474         3,056,750       3,891,224
   General  and  administrative expenses
   paid by stock                              2,322,500           929,000       3,251,500
   Loss on abandoned acquisitions                  -              107,380         107,380
   Debt forgiveness                                -              (50,000)        (50,000)
   Increase in accounts receivable              (48,391)             -            (48,391)
   Increase in accounts payable and
   accrued expenses                             116,119            50,668         166,787
                                            -----------        ----------      ----------
     Net cash used in operating activities     (179,287)         (233,975)       (413,262)
                                            -----------        ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment         (9,134)             (550)         (9,684)
   Payments for possible acquisitions              -             (107,380)       (107,380)
   Deposits                                        -                 (570)           (570)
                                            -----------        ----------
   Net cash used in investing activities         (9,134)         (108,500)       (117,634)
                                            -----------        ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock                         173,500           162,000         335,500
  Proceeds from notes payable
  to related parties                             55,000           175,521         230,521
  Reduction of notes payable
  to related parties                            (25,000)             -            (25,000)
  Cash overdraft                                ( 4,010)            4,010            -
                                            -----------        ----------      -----------
    Net cash provided by financing activities   199,490           341,531         541,021
                                            -----------        ----------      -----------
Net increase (decrease) in cash                  11,069              (944)         10,125

CASH  -  beginning of year                         -                  944             944
                                            -----------        ----------      ----------
CASH  -  end of year                            $11,069          $   -            $11,069
                                            -----------        ----------      ----------
                                            -----------        ----------      ----------

Non-cash Transactions in 1997:
------------------------------
1. Issued 91,000,000 shares of common stock for current and future services of $3,307,500.

Non-cash Transactions in 1996:
------------------------------
1.  Issued  26,550,000  shares of common stock  for  current  and future services of $3,963,500.
2.  Issued   2,000,000  shares  of  common  stock  for   possible
    acquisition; recorded at par value ($.001 per share).
3. Canceled 8,530,000 shares per settlement agreement; recorded at par value.
4.  Note payable of $50,000 was forgiven.

    The accompanying notes are an integral part of these financial statements.

                American Diversified Group, Inc.
                Formerly Tera West Ventures, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                   December 31, 1997 and 1996

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES:

Organization and Capitalization
-------------------------------
The Company was organized January 16, 1979 under the laws of the State of Nevada as Terra West Homes, Inc. On October 5, 1991, the Company changed its name to Gerard Enterprises, Ltd. in connection with a merger. The merger was not consummated, and on November 23, 1991, the name was changed to Tera West Ventures,Inc. On March 15, 1995, the Company number of shares of common stock was increased  from 25,000 shares to 25,000,000 shares and the  par  value  was changed from $1 per share to $.001 per share, and on the same date the Company approved a 40 for 1 stock split on outstanding shares. On November 22, 1992, the authorized shares were increased to 50,000,000 shares. On July 17, 1996, the authorized shares were increased to 200,000,000 shares. On March 6, 1998, the authorized shares were increased to 300,000,000 shares.

On April 7, 1993, the Company amended its Articles of Incorporation and authorized 50,000 shares of preferred Series A stock with a par value of $10 per share. No shares of preferred Series A stock are outstanding.

Nature of Operations
--------------------
Effective 1996, the Company became a development stage company. During 1997, the Company generated its initial sales revenues and receivables from the shipment of orders for generic pharmaceuticals to West Africa and the sale of telecommunication services in West Africa. The Company is presently engaged in the marketing and sale of generic pharmaceuticals, medical diagnostic test kits, and telecommunications products and services in West Africa and Brazil. In 1997, pharmaceutical products represented 72.5% of sales and telecommunication services 27.5% of sales.

Uncollectible Accounts
-----------------------
Management believes that no allowance for uncollectible accounts is needed.

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

Fair Value of Financial Instruments
-----------------------------------
The fair values of current assets and liabilities approximate their reported carrying amounts.

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

Deferred Consulting Fees
------------------------
The Company has issued shares of its common stock to consultants for services rendered and to be rendered. The fair market value of the shares issued for future services is recorded as deferred consulting fees and is shown as a separate component of stockholders' equity. The deferred fees are amortized to expense over the term of the respective consulting agreements.

                American Diversified Group, Inc.
                Formerly Tera West Ventures, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                   December 31, 1997 and 1996


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED):

Income Taxes
------------
The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. The statement requires that the Company follow the liability method of accounting for income taxes and requires an adjustment to the provision for income taxes for the effect on deferred income taxes of any changes in corporate income tax rates.

Through December 31, 1997, the Company has accumulated net operating losses which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the financial statements. A deferred tax asset for the future benefits of net operating losses is offset by a 100% valuation allowance due to the uncertainty of the Company's ability to utilize the losses.

Net Loss Per Common Share
-------------------------
Loss per common share has been computed based upon the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding for the years ended December 31, 1997 and 1996 was 107,997,315 and 54,588,325, respectively.

NOTE 2:  PROPERTY AND EQUIPMENT:

Property and equipment are as follows:

                                       1997              1996
                                       -----------------------
      Medical equipment                 $21,656           $21,656
      Office furniture and equipment     12,094             2,960
                                        -------           -------
                                         33,750            24,616

      Less: Accumulated depreciation     13,298             6,974
                                        -------           -------
        Net property and equipment      $20,452           $17,642
                                        -------           -------
                                        -------           -------


Depreciation expense was $6,324 for 1997, and $4,482 for 1996.

NOTE 3:  MISCELLANEOUS RECEIVABLE:

During 1996, the Company entered into an agreement to acquire Imaging Systems Synergies, Inc. ( ISS ). During negotiations with respect to the proposed acquisition, the Company advanced $100,000 to assist ISS in continuing its operations while the Company pursued its due diligence efforts.

Following the completion of due diligence, the Company concluded that it should not acquire ISS and, after consulting with counsel, pursued a cause of action against ISS for damages, including recovery of the $100,000 advance. It cannot be determined at this time whether the Company will be successful in recovering any damages against ISS.

                American Diversified Group, Inc.
                Formerly Tera West Ventures, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                   December 31, 1997 and 1996


NOTE 4:  COMMITMENTS AND CONTINGENCIES:

Going Concern
-------------
As shown in the accompanying financial statements, during the year ended December 31, 1997, the Company had no significant revenues and incurred a net loss of $3,410,313 and, as of December 31, 1997, the Company's accumulated deficit is $16,554,357. These factors, as well as the uncertain conditions the Company faces regarding its ability to successfully acquire, develop and distribute and/or market medical products, including generic pharmaceuticals, vitamins, and diagnostic test kits, and be able to successfully offer and sell telecommunications products and services, create substantial doubt about the Company's ability to continue as a going concern.

The Company's management has determined its best business opportunities are in the export and sale of products manufactured and supplied by third parties. During 1996 and 1997, the Company entered into consulting agreements to assist in entering into the medical products and telecommunications fields and becoming an operating company.

Management's plans also include seeking to raise funds through sales of stock in private placements and public sales of securities. During the year ended December 31, 1996, the Company sold 900,000 shares of stock for cash of $162,000. During the year ended December 31, 1997, the Company sold 3,250,000 shares of stock for cash of $122,000. During 1997, the Company also received cash of $51,500 in partial prepayment of subscriptions for 1,550,000 shares of stock issued in 1998. The Company has been actively seeking to acquire and/or merge with other suitable businesses in the fields of medical products distribution and telecommunications. Toward this end in March 1998, the Company acquired an option to purchase an equity interest in Global Transmedia Communications Corporation, which is engaged in internet telephony and other related products and services, in the United States, Canada, Mexico, Columbia and South Africa.

Other Risks
-----------
The Company has not obtained insurance for general liability. Because the Company is currently in the Development stage, it does not expect to incur any losses in connection with uninsured risks. Therefore, no provision for any such loss has been provided in the accompanying financial statements.

Leases
------
Effective February 1998, the Company leases its office premises in North Carolina under a one year lease agreement. Office premises in New York City are rented on a month-to-month basis. Rent expense for 1997 and 1996 was $23,780 and $14,780, respectively.

NOTE 5:  SHAREHOLDERS' EQUITY:
------------------------------
Shares Issued and Canceled in Connection with Possible Acquisitions Effective February 27, 1995, the Company entered into an agreement to acquire all of the issued and outstanding stock of American Diversified Medical Corp. ( ADMC ), a Delaware corporation, in exchange for the issuance of 12 million shares of the Company's common stock (restricted under Rule 144), of which 10.53 million shares were issued to ADMC's principal shareholder, Ameril Corp. The agreement was never consummated, and on April 4, 1996, the Company entered into a settlement agreement with Ameril, which, among other things, terminated the agreement ab initio, as if the agreement had never been entered into.

The settlement provided for Ameril, as the corporate seller of ADMC, to retain 2 million shares of the Company's common stock in consideration for the cancellation of 8.53 million shares held by Ameril, which 8.53 million shares were returned to the Company's transfer agent for cancellation.

                American Diversified Group, Inc.
                Formerly Tera West Ventures, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                   December 31, 1997 and 1996


NOTE 5:  SHAREHOLDERS' EQUITY (CONTINUED):

Shares  Issued  and  Canceled  in  Connection  with  Possible  Acquisitions
(Continued)
---------------------------------------------------------------------------
The settlement also provides for mutual releases of all parties, and accordingly, during the year ended December 31, 1996, the Company recorded a gain of $4,795 for net amounts due to the seller, and from ADMC.

In January 1996, the Company issued 2 million shares of common stock (restricted under Rule 144) in connection with the possible acquisition of a company. The acquisition was never consummated and the other company has agreed to return the 2 million shares to the Company for cancellation. The shares were returned and canceled subsequent to the audit date.

Shares Issued for Services
--------------------------
In March 1996, the Company issued a total of 17.850 million shares of common stock for consulting services and professional fees rendered during the fiscal year and to be rendered during future periods. The shares issued were valued by the Company at $3,034,500, based upon the average of the bid and ask price of the shares on the date of issuance. In connection with services rendered, the Company has charged $2,426,750 to expense during the year ended December 31, 1996, and in connection with services to be rendered during future periods, the Company charged $607,750 to deferred consulting fees, of which amount, $566,031 was charged to expense during 1997.

In December 1996, the Company issued a total of 4.7 million shares of common stock for consulting services, professional fees and executive compensation for services rendered during the year ended December 31, 1996. The shares issued were valued by the Company at $329,000 based upon the average bid and ask price of the shares on the date of issuance, and the Company charged this amount to expense during the year ended December 31, 1996.

In December 1996, the Company agreed with a shareholder to issue 4 million shares of common stock (restricted under Rule 144) as reimbursement for shares advanced by the shareholder to third parties for services rendered on the Company's behalf during fiscal 1996. The shares were valued at $600,000, based upon the estimated fair market value of the services rendered and the value of the shares on the dates the shares were advanced, and the Company has charged this amount to expense during the year ended December 31, 1996. The Company has also agreed to register these shares, as soon as practicable, and to issue additional shares as necessary to equal a total market value of $600,000, based upon the average bid and ask price of the shares on the effective date of the registration statement.

In January 1997, the Company issued 4 million shares to a consultant and 1 million shares to its chief executive officer for continued services to the Company. The shares issued were valued by the Company at $250,000 based upon the average bid and ask price of the shares on the date of issuance, and the Company charged this amount to expense during the year ended December 31, 1997.

In February 1997, in consideration for the services of two consultants, as well as its corporate counsel, director and officers, the Company issued
14.5 million shares. These shares issued were valued by the Company at $725,000 based upon the average bid and ask price of the shares on the date of issuance, and the Company charged this amount to expense during the year ended December 31, 1997.

In July 1997, in consideration for the services of three consultants, as well as its corporate counsel, director and officers, the Company issued
25.5 million shares. These shares issued were valued by the Company at $637,500 based upon the average bid and ask price of the shares on the date of issuance, and the Company charged this amount to expense during the year ended December 31, 1997.

                American Diversified Group, Inc.
                Formerly Tera West Ventures, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                   December 31, 1997 and 1996


NOTE 5:  SHAREHOLDERS' EQUITY (CONTINUED):

Shares Issued for Services (Continued)
--------------------------------------
In August 1997, the Company issued a total of 15 million shares of common stock for consulting services rendered during the fiscal year and to be rendered during future periods. The shares issued were valued by the Company at $300,000, based upon the average of the bid and ask price of the shares on the date of issuance. In connection with services rendered, the Company has charged $100,000 to expense during the year ended December 31, 1997, and in connection with services to be rendered during future periods, the Company has charged $200,000 to deferred consulting fees.

In October 1997, the Company issued a total of 31 million shares of common stock for consulting services, professional fees and executive compensation for services rendered during the year ended December 31, 1997 and to be rendered during future periods. The shares issued were valued by the Company at $1,395,000 based upon the average bid and ask price of the shares on the date of issuance, and the Company charged $1,293,750 to expense during the year ended December 31, 1997 and in connection with services to be rendered during future periods, the Company has charged $101,250 to deferred consulting fees.

Stock Issued for Cash
---------------------
During the year ended December 31, 1996, a shareholder exercised stock options to purchase 900,000 shares of common stock of the Company at $.18 per share, for which the Company received $162,000.

Common Stock Purchase Options
-----------------------------
In connection with the Company's unit private placement in April 1997, the Company issued a total of 3,250,000 shares at $.04 per share together with 3,250,000 common stock purchase options exercisable by the holders to purchase additional 3,250,000 shares at a price of $.08 per share. The Company has agreed to register the shares and the shares underlying the options in a registration statement of Form S-1 as soon as reasonably practicable.
In March 1998, the Company issued an additional 1,550,000 shares under the same terms as the April 1997 private placement.

In connection with the Company's consulting agreement with one consultant, the Company granted options exercisable to acquire shares of the Company's common stock. The consultant was granted options to acquire 10 million shares per year, for up to five years, provided that the shareholder was continuing to provide services to the Company during each of the five years. This agreement was amended in March 1998, and the consultant now has the option to acquire 20 million shares, with 10 million exercisable through November 1998 and an additional 10 million shares exercisable through November 1999. The options are exercisable at the lower of $1.00 per share or 50% of the average bid price of the shares on the 10 days prior to the exercise of the options.

                American Diversified Group, Inc.
                Formerly Tera West Ventures, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                   December 31, 1997 and 1995


NOTE 6:  RELATED PARTY TRANSACTIONS:

Notes Payable to Related Parties
--------------------------------
As of December 31, 1997, the Company is obligated under five convertible promissory notes as follows:

        Shareholder and former director   $75,000
        Shareholder and current officer    35,521
        Shareholder and consultant         10,000
        Shareholder and consultant          5,000
        Shareholder and consultant         30,000
                                        ---------
                                         $155,521
                                        ---------
                                        ---------

The notes are due and payable, without interest, on January 1, 1999, and are convertible at the discretion of the holder, on the basis of twelve
(12) shares for each $1.00 of indebtedness.

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

Employment Agreement
--------------------
Effective October 1, 1996, the Company entered into a three (3) year employment agreement with an employee/officer/director pursuant to which the Company agreed to pay compensation of $100,000 per annum, payable monthly at the rate of $8,333. In accordance with the agreement, this compensation was accrued but unpaid because of the Company's lack of positive cash flow. During 1996, the executive was issued 500,000 shares and during 1997 he was issued 15.5 million shares for continuing to serve the Company on a full time basis without payment of the above salary.

NOTE 7:  SUBSEQUENT EVENTS:

In February 1998, the Company issued 39.7 million shares of common stock for consulting services, professional fees and executive compensation for services rendered and to be rendered to the Company. The shares were valued at $476,400 based on the average bid and ask price on the date of issuance and the Company charged $248,400 to expense and $228,000 to deferred consulting fees in the first quarter of 1998.

In March 1998, the Company issued 13 million shares of common stock for consulting services and professional fees for services rendered and to be rendered to the Company. The shares were valued at $520,000 based on the average bid and ask price on the date of issuance and the Company charged $140,000 to expense and $380,000 to deferred consulting fees in the first quarter of 1998.

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

       CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT




As Independent Public Accountants, we consent to the use of our report dated July 1, 1998 to all references to our firm included in or made a part of the Form 10-KSB of American Diversified Group, Inc. (Formerly Tera West Ventures, Inc.)





GRANT-SCHWARTZ ASSOCIATES, CPA's
Boca Raton, Florida
July 1, 1998