Form 10QSB/A
period 1998-03-31
AMERICAN DIVERSIFIED GROUP INC
filed 1998-07-20
CIK 919742

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                            Form 10-QSB/A

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Amended)

      For the quarterly period ended: March 31, 1998
                                      --------------
[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

      For the transition period from_______to_______

                      Commission file number: 0-023532
                                              --------


                    AMERICAN DIVERSIFIED GROUP,INC.
                    -------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements
for the past 90 days.  Yes [ X ]    No [   ]

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 210,212,560 shares outstanding as of July 15, 1998

  Transitional  Small Business Disclosure Format:   Yes  __   No   X

                                INDEX

                AMERICAN   DIVERSIFIED  GROUP,   INC.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheet - March 31, 1998  (Unaudited).

         Statements of Operations - Three months and ended March 31, 1998 and 1997 (Unaudited).

         Statements of Cash Flows - Three months ended March 31, 1998 and 1997 (Unaudited).

         Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ------------------------------------------------------------

Results of Operations
---------------------
American Diversified Group,Inc.(the "Company") is a development stage company. During the Company's three month period ended March 31, 1998, the Company incurred a net loss of $600,472 ($.0032 per Share) compared to a loss of $699,662 ($.0093 per Share) for the comparable three month period for the prior fiscaly year.
The  Company reported sales revenues of $52,750 for  the  three month period ended March 31, 1998, represented by the sales revenues and receivables from generic pharmaceuticals and telecommunication sales compared to no sales revenues or accounts receivable for the comparable period of the prior year.The Company's net loss for the period ended March 31, 1998, was principally the result of the limited sales revenues during the quarter, the continued expenses associated with continuing to operate and maintain its offices and expenses associated with being a reporting public company, which expenses include professional, accounting and printing/EDGAR preparation and filing fees, and the non-cash expenses associated with the issuance of shares to its executive officer, directors and consultants for continued services to the Company in lieu of cash compensation during the period. Such non-cash compensation expensed during the three month period ended March 31, 1998, was $996,400, compared to $975,000 during the same period in the prior fiscal year. In order for the Company to pay its operating expenses, including office rents, communication expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, the Company was dependent upon the funds provided by non-interest bearing loans from the Company's executive officer and directors, from a consultant, as well as from the private placement of its securities to private investors.The Company has continuing orders for pharmaceutical products in West Africa, which will increase in size during successive quarters in fiscal 1998, and projects to expand its orders to other West African countries. The Company is increasing its product lines to include a broad spectrum of generic pharmaceuticals and diagnostic test kits. The Company is in the final stages of testing and approval for dengue fever test kits in Brazil, and with final approvals should generate projected gross sales of $5 million annually.The Company's ability to continue to ship the products that are the subject of the purchase orders from West Africa is essential to the Company's goal of generating increased levels of operating revenues from its pharmaceutical and medical products business in West Africa. The Company is presently outsourcing these generic pharmaceutical products from several third party manufacturers and distributors located in the United States, Canada, Mexico, South America, Europe, and India, which have provided quality generic pharmaceutical products at highly competitive prices necessary for the Company to profitably fulfill existing and future orders for such products from West Africa and elsewhere.

The Company, subsequent to the end of the quarter on March 31, 1998, also shipped additional generic pharmaceuticals to West Africa, resulting in additional sales revenues and receivables which will be reported in the Company's quarterly report for the second quarter. Furthermore, following the installation of additional communications hardware and software in West Africa, which should be completed during the third quarter of fiscal 1998, the Company projects significant increases in call-back revenues during the remainder of fiscal 1998, as well as higher profit margins from the increased revenues. The higher profit margins shall result from the fact that the new hardware and software will facilitate greater use of the multiple lines by more
customers,  simultaneously,  without  increased  costs.  The   Company
presently projects that following such installation, monthly call-back revenues should be approximately $500 to $1,000 per customer per month during the 3-6 month call-back start-up period during which time the Company will actively seek to resign to its enhanced service up to 200 or more customers prior to fiscal year end. The Company had previously signed and serviced approximately 100 customers for call-back service in West Africa but has had only limited revenues and receivables from call-back because of service interruption that has necessitated the requirement to install the enhanced hardware and software, scheduled for completion during the third quarter of 1998. This installation shall permit the Company to expand the market penetration for its call-back telecommunications service in West Africa.

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

(iii) received approximately $192,000 from private investors in the Company's unit private placement during fiscal 1997;

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

(viii) entered into a joint venture and equity participation agreement with Global Transmedia Communication Corporation, Miami, FL, which is engaged in the sale of Internet telephony products and services, and on-hold messaging and advertising products and services; and

(ix) entered into exclusive agreements with a generic pharmaceutical manufacturer as well as an international medical products distributor, giving the Company exclusive rights to sell in Africa, Asia, Europe and South America The Company continues to be dependent upon the willingness of the Company's executive officer, directors and each of its consultants to accept shares in lieu of cash compensation for continued services to the Company. As a direct result of the foregoing business advances and pending business developments, the Company has been able to raise $150,000 through September 30, 1997, from the private placement of its units, at the unit offering price of $.04. This funding, together with the recent payments for generic pharmaceutical products from the letter of credit for the shipments to West Africa, and anticipated increased levels of telecommunications revenues in the coming months, should enable the Company to become operational and hopefully will permit the Company's independent auditors to remove from their report the qualification regarding the Company as a "going concern" during subsequent fiscal periods, perhaps as early as the second quarter of 1998.

Liquidity and Capital Resources
-------------------------------
The Company, at March 31, 1998, had current assets of $97,486, compared to $6,336 at the March 31, 1997, and $64,460 at the fiscal year ended December 31, 1997. To assist the Company in its cash flow requirements which are presently estimated at $15,000 per month, the Company may determine to continue to seek subscription proceeds from private investors, as well as revenues from sales of products and telecommunications products and services, and anticipated commencement of sales revenues from dengue fever test kits in Brazil. Further, the Company projects that with the increased revenues from call-back following the installation of enhanced telecommunications hardware and software, the Company shall also have higher profit margins on such revenues for the reasons stated above.There can be no assurance that additional subscriptions shall be received under the unit private placement, and in fact the Company has not received additional subscriptions since the end of the 1997 fiscal year, during which it received private placerment proceeds of $192,000. The trading price of shares of the Company's common stock during the six months ended June 30, 1998, has been primarily in the range of $.025 to $.05, but during several days in March, 1998, the trading range increased to the level of $.06 to $.10 range. Following the end of the quarter ended March 31, 1998, the trading price of the shares has again been in the range of $.025 to $.05 per share. The Company shall be dependent upon the continued shipment of orders, including potential revenues from participation in recent requests fro products from West Africa, which if accepted could lead to significantly increased sales levels.Based upon the Company's present liquid resources after the expenses that were paid by the Company following receipt of the private placement funds, which expenses included office expenses, professional/accounting fees, transfer agent and printing service fees, and certain other expenses, and based upon its present monthly operating expenses of $15,000, the Company will be able to operate for approximately four months if no additional revenues are generated from operations. However, the Company is generating increased operating revenues during the first and second quarters of fiscal 1998, as a result of additional shipments of generic pharmaceuticals to West Africa, and projects increasing receivables from sales of call-back service in West Africa and anticipates revenues from Brazil, commencing as early as July 1998.The Company's monthly operating expenses of approximately $15,000 during the quarter ended March 31, 1998 and during the second quarter, include rent for executive office space in Hickory, NC, use of conference facilities for its Investor Relations offices at Rockefeller Center in NYC, professional/accounting fees, telephones, but do not reflect any salary to Dr. Jerrold R. Hinton, the Company's sole executive officer. The Company is accruing but does not contemplate commencing payment to Dr. Hinton of the monthly salary of $8,333.33 provided in his three year employment agreement unless and until it begins to generate positive cash flow from operations. During fiscal 1997 and the first quarter of fiscal 1998, the Company's executive officer, directors and consultants were issued shares in registration statements on Form S-8 in consideration for their continued services to the Company and in lieu of any cash compensation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        See Footnote 3 to Notes to Financial Statement for Fiscal Year Ended December 31, 1997.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           AMERICAN DIVERSIFIED GROUP, INC..
                           (Registrant)


July 16, 1998              By: /s/Jerrold R. Hinton
                               --------------------
                               Jerrold R. Hinton
                               President, Chief Executive Officer and
                               Chief Financial Officer

                         AMERICAN DIVERSIFIED GROUP,
                       FORMERLY TERA WEST VENTURES, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                                (UNAUDITED)
                                MARCH 31, 1998

AMERICAN DIVERSIFIED GROUP, Inc.
FORMERLY TERS WEST VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 1998



                                               PAGE
BALANCE SHEET                                  12

STATEMENTS OF OPERATIONS                       13

STATEMENTS OF CASH FLOWS                       14

NOTES TO FINANCIAL STATEMENTS                  15

                      AMERICAN DIVERSIFIED GROUP, INC.
                      FORMERLY TERA WEST VENTURES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEET
                              (UNAUDITED)
                          AS OF MARCH 31, 1998

ASSETS
------
Current Assets:
    Cash                                          $30,631
    Accounts Receivable (Net)                      61,855
    Inventories                                     5,000
                                                ---------
       Total Current Assets                                  97,486

Fixed Assets:
    Property and Equipment
    (Net of $15,009 Accum. Depr.)                            19,257

Other Assets:
    Deposits                                          570
    Miscellaneous Receivable
    (Net of $100,000 Allowance)                        -
                                                ---------
                                                                570
                                                           --------
        Total Assets                                       $117,313
                                                           ========



LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current Liabilities:
    Accounts and Accrued Expenses Payable          $30,622
    Accounts and Accrued Expenses Payable
    to Related Parties                             176,179
    Notes Payable to Related Parties               206,463
                                                   -------
      Total Current Liabilities                             413,264
                                                            -------
Shareholders' (Deficit) Equity:
    Preferred Stock, Series A, $10 par value
       authorized 50,000 shares; none outstandi      -
    Common Stock, par value $.001 per share,
       authorized 350,000,000 shares; issued
       and outstanding 212,062,520 shares         212,062
    Additional Paid-In Capital                 17,846,819
    Stock Subscriptions Receivable                (10,500)
    Deferred Consulting Fees                   (1,197,305)
    Deficit Accumulated During
    Development Stage                          (8,335,238)
    Deficit Accumulated Prior to
    Development Stage                          (8,811,789)
                                               -----------
       Total Shareholders' (Deficit) Equity                (295,951)
                                                           ---------
       Total Liabilities and Shareholders'
       (Deficit) Equity                                    $117,313
                                                           ========

SEE NOTES TO FINANCIAL STATEMENTS

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       FOR THE THREE MONTHS ENDE MARCH 31



                                               1998           1997
                                               ----           ----

Revenues                                       $52,750            $0

Costs of Revenues                               45,495             0
                                               -------       -------
Gross Profit                                     7,255             0

Selling, General and Administrative Expenses   607,727       699,662
                                               -------       -------

Loss From Operations                          (600,472)     (699,662)


Other Income:
   Reimbursement of Losses                       7,802          -

Net Loss                                     ($592,670)    ($699,662)
                                             =========     =========
Net Loss Per Share                            ($0.0032)     ($0.0093)
                                             =========     =========

Average Number of Shares Outstanding       182,459,226    75,090,337
                                           ===========    ==========



SEE NOTES TO FINANCIAL STATEMENTS

                      AMERICAN DIVERSIFIED GROUP, INC.
                      FORMERLY TERA WEST VENTURES, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31



                                                  1998          1997
                                                  ----          ----
Cash Flows From Operating Activities:
    Net Loss                                   ($592,670)     ($699,662)
    Depreciation                                   1,711          1,303
    Amortization of Deferred Consulting Fees      168,971       175,181
    General and Administrative Expenses Paid
    by Stock                                      388,400       425,000
    Increase In Accounts Receivable               (13,464)         -
    Increase In Accounts Payable and Accrued
    Expenses                                       22,188        10,755
                                                ---------      --------
      Net Cash Used In Operating Activities       (24,864)      (87,423)
                                                ---------      --------
Cash Flows From Investing Activities:
    Acquisitions of Property and Equipment           (516)       (3,801)
    Decrease In Deposits                             -              570
                                                ---------      --------
      Net Cash Used In Investing Activities          (516)       (3,231)
                                                ---------      --------
Cash Flows From Financing Activities:
  Sales of Common Stock                              -          100,000
  Brokers' Fees Paid on Sales of Common Stock      (6,000)         -
  Proceeds from Notes Payable to Related Parties   50,942          -
  Payments on Notes Payable to Related Parties       -           (4,000)
  Cash Overdraft                                     -           (4,010)
                                                ---------      --------
      Net Cash Provided By Financing Activit       44,942        91,990
                                                ---------      --------
Net Increase in Cash                               19,562         1,336

Cash, Beginning of Period                          11,069          -
                                                ---------      --------
Cash, End of Period                               $30,631        $1,336
                                                =========      ========


Non-CashNon-Cash Transactions in 1998:
1. Issued 52,700,000 shares common stock for current and future services of $996,400.

Non-Cash Transactions in 1997:
1. Issued 19,500,000 shares of common stock for current and future services of $975,000.

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

Certain financial information and footnote disclosure which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of December 31, 1997 contained in the Company's Form 10-KSB/A.

Note 2 - EARNINGS ( LOSS) PER SHARE

Per share information is computed based on the weighted average number of shares outstanding during the period.