Form 10QSB
period 1998-06-30
AMERICAN DIVERSIFIED GROUP INC
filed 1998-08-21
CIK 919742

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           Form 10-QSB

                           (Mark one)

[X]                 QUARTERLY REPORT UNDER SECTION 13  OR  15
                    (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: June 30, 1998

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF  THE
                  SECURITIES EXCHANGE ACT OF 1934

     For   the  transition  period  from  ____________   to_____________

                   Commission file number: 0-023532

                   AMERICAN DIVERSIFIED GROUP, INC.
(Exact name of small business issuer as specified in its charter)

              Nevada                             88-0292161
    (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)



      110 North Center Street, Suite 202, Hickory, NC 28601
            (Address of principal executive offices)

                         (704) 322-2044
                   (Issuer's telephone number)


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

        Common Stock, $.001 par value 210,212,560 shares outstanding as of June 30, 1998.

Transitional Small Business Disclosure Format:  Yes __  No  X





                              INDEX


                AMERICAN DIVERSIFIED GROUP, INC.


PART I FINANCIAL INFORMATION


Item 1.Financial Statements (Unaudited)

       Balance Sheets - December 31, 1997 and June 30, 1998 (Unaudited).

       Statements of Operations - Three months and six months ended June 30, 1998 and 1997 (Unaudited).

       Statements of Cash Flows - Three months and six months ended June 30, 1998 and 1997 (Unaudited).

       Notes to Financial Statements

Item 2.Management's Discussion and Analysis of Financial
       Condition and Results of Operations

                Results of Operations

          American Diversified Group, Inc. (the "Company")  is
  a  development stage company. During the Company's three and six  month periods ended June 30, 1998, the Company incurred
  net  losses  of $279,686  ($.0013 per Share)   and  $872,356
  ($.0044 per  share)  compared  to losses of  $260,094
  ($0.0030  per Share)  and  $959,756 ($0.0119 per share) for the comparable three and six month periods of the prior fiscal year. The Company reported sales of $13,672 and $66,422, respectively, for the three and six month periods ended
  June 30, 1998, represented by the sales revenues and receivables from generic pharmaceuticals and telecommunication sales, compared to no sales revenues or accounts receivable for the comparable periods of the prior year.

       The Company's net losses for the three and six month periods ended June 30, 1998, was principally the result of the limited sales revenues during the quarter, the continued expenses associated with continuing to operate and maintain its offices and expenses associated with being a reporting company, which include professional, accounting and printing/EDGAR preparation and filing fees, and the non-cash expenses associated with the issuance of shares to its executive officer, directors and consultants for continued services to the Company in lieu of cash compensation during the period. Such non-cash compensation expensed during the six month period ended June 30, 1998, was $996,400, compared to $975,000 during the same period in the prior fiscal year. In order for the Company to pay its operating expenses, including office rents, communication expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, the Company was dependent upon the funds provided by non-interest bearing loans from the Company's executive officer and directors, from a consultant, as well as from the private placement of its securities to private investors.

       The Company has continuing orders for pharmaceutical products in West Africa, which will increase in size during successive quarters in fiscal 1998, and projects to expand its orders to other West African countries. The Company is increasing its product lines to include a broad spectrum of generic pharmaceuticals and diagnostic test kits. The Company has been informed that the dengue fever test kit has been approved by Brazil's Helath Department and the Company projects that initial sales of the test kit should commence during the third quarter of fiscal 1998, with potential annual sales in Brazil nationally of up to $5 million.

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

        The Company projects from call-back sales to international and domestic mining companies, financial institutions, oil companies and foreign embassies in West Africa that it should be able to generate gross revenues of up to $200,000 monthly, after installation of certain telecommunications hardware and software. This is based upon having approximately 200 customersbefore the end of fiscal 1998, with estimated usage of $500 to $1,000 per customer. To date, the Company has signed 50 to 100 customers for call back service in West Africa but has had only limited revenues and receivables from call-back because of the requirement to install the enhanced hardware and software. This installation shall permit the Company to expand the market penetration for its call-back telecommunications service in West Africa.

          The services of the Company's consultants, together with that of the Company's management, have enabled the Company to reach its present stage of development, which includes having:
           (i) shipped additional generic pharmaceutical products subject to orders from West Africa, after generating its purchase orders for such products in fiscal 1997 and its first shipments during the third quarter of fiscal 1997;
          (ii) received a letter of credit in the aggregate initial amount of approximately $70,000, which sums were paid to the Company during the first and second quarters of fiscal 1998, as payment of generic pharmaceutical products from West Africa;
          (iii) secured third party manufacturers from whom the Company can continue to source generic pharmaceuticals at competitive pricing so as to enable it to sell such products at satisfactory profit margins during fiscal 1998, in the highly competitive and price sensitive developing world markets;
          (iv) secured approvals of dengue fever test kits, which are prerequisite for the anticipated purchase orders for dengue fever test kits from the National Health Foundation of Brazil;
          (v) established a business venture that is presently marketing call-back telecommunication services to major multinational corporations, domestic business corporations and foreign embassies in West Africa, from which the Company first began to generate accounts receivable commencing in September, 1997, with increasing revenues and accounts receivable  being  generated during  the  third  and  fourth quarters of fiscal 1998;
            (vi) commenced business relationship with manufacturers of complete lines of generic pharmaceuticals for the purpose of satisfying the Company's existing purchase orders and its expected increasing level of orders in West Africa; and
       (vii) entered into a joint venture and equity participation agreement with Global Transmedia Communications Corp., Miami, FL, which is engaged in the sale of Internet and Telephony products and services, including low cost long distance service, and on-hold messaging and advertising products and services.

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

      Liquidity and Capital Resources

       The Company, at June 30, 1998, had current assets of approximately $94,262 compared to $40,303 at the June 30, 1997, and $64,460 at the end of the fiscal year ended December 31, 1997. To assist the Company in its cash flow requirements which are presently estimated at $10-15,000 per month, the Company may determine to continue to seek subscription proceeds from private investors, as well as revenues from sales of products and telecommunications products and services, and anticipated commencement of sales revenues from dengue fever test kits in Brazil. Further, the Company projects that with the increased revenues from call-back following the installation of enhanced telecommunications hardware and software, the Company shall also have higher profit margins on such revenues for the reasons stated above.

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

        The Company's monthly operating expenses for the quarter ended June 30, 1998 and during the present quarter include rent for executive office space in Hickory, NC, use of conference facilities for its Investor Relations offices at Rockefeller Center in NYC, professional/accounting fees, telephones, but do not reflect any salary to Dr. Jerrold R. Hinton, the Company's sole executive officer. The Company is accruing but does not contemplate commencing payment to Dr. Hinton of the monthly salary of $8,333.33 provided in his three year employment agreement unless and until it begins to generate positive cash flow from operations. During fiscal 1997 and the first quarter of fiscal 1998, the Company's executive officer, directors and consultants were issued shares in registration statements on Form S-8 in consideration for their continued services to the Company and in lieu of any cash compensation.





PART II.       OTHER INFORMATION


Item 1.Legal Proceedings


       See Footnote 3-Miscellaneous Receivables- to Notes to
       Financial Statements for the Fiscal Year Ended
       December 31, 1997.


Item 2.Changes in Securities


       NONE


Item 3.Defaults upon Senior Securities


       NONE


Item 4.Submission of Matters to a Vote of Security Holders


       NONE


Item 5.Other Information


       NONE


Item 6.Exhibits and Reports on Form 8-K



       Exhibit 27



ARTICLE 5

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE BALANCE SHEET (UNAUDITED) AND THE OPERATIONS FOR THE PERIOD ENDED JUNE 30 1998 (UNAUDITED) AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

                           SIGNATURES

       In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMERICAN DIVERSIFIED GROUP,INC.
                              (Registrant)




August, 1997                  By: /s/Jerrold R. Hinton
                              Jerrold R. Hinton
                              President, Chief Executive Officer
                              and Chief Financial Officer



                       AMERICAN DIVERSIFIED GROUP, INC.
                      FORMERLY TERA WEST VENTURES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                            FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                JUNE 30, 1998


                       AMERICAN DIVERSIFIED GROUP, INC.
                      FORMERLY TERA WEST VENTURES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                JUNE 30, 1998



                                                 Page


Balance Sheet                                     1

Statements of Operations                          2

Statements of Cash Flows                          3

Notes To Financial Statements                     5





                       AMERICAN DIVERSIFIED GROUP, INC.
                      FORMERLY TERA WEST VENTURES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                                 (UNAUDITED)
                             AS OF JUNE 30, 1998

ASSETS
Current Assets:
    Cash                                                $11,079
    Accounts Receivable (Net)                            24,891
    Due from Customer                                    18,100
    Inventories                                           5,000
    Prepaid Expenses                                        533
                                                        -------
        Total Current Assets                                            59,603

Fixed Assets:
    Property and Equipment (Net of $16,785 Accum. Depr.)
                                                                        19,089

Other Assets:
    Deposits                                                570
    Advance to Affiliate                                 15,000
    Miscellaneous Receivable
     (Net of $100,000 Allowances)                          -
                                                         ------
        Total Other Assets                                              15,570
                                                                       -------
        Total Assets                                                   $94,262
                                                                       =======

LIABILITIES AND SHAREHOLDERS'(DEFICIT) EQUITY
Current Liabilities:
    Accounts and Accrued Expenses Payable               $11,421
    Accounts and Accrued
    Expenses Payable to Related Parties                 234,044
    Notes Payable to Related Parties                    191,463
                                                      ---------
        Total Current Liabilities                                      436,928

Shareholders' (Deficit) Equity:
    Preferred Stock, Series A, $10 par value
     authorized 50,000 shares; none outstanding            -
    Common Stock, par value $.001 per share,
     authorized 350,000,000 shares; issued and
     outstanding 212,062,520 shares                     212,062
    Additional Paid-In Capital                       17,846,819
    Stock Subscriptions Receivables                     (10,500)
    Deferred Consulting Fees                           (964,334)
    Deficit Accumulated During
     Development Stage                               (8,614,924)
    Deficit Accumulated Prior to
     Development Stage                               (8,811,789)
                                                     -----------
         Total Shareholders' (Deficit) Equity                         (342,666)
                                                                      ---------
         Total Liabilities and Shareholders' (Deficit) Equity          $94,262
                                                                      =========

SEE NOTES TO FINANCIAL STATEMENTS

                            AMERICAN DIVERSIFIED GROUP, INC.
                           FORMERLY TERA WEST VENTURES, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF OPERATIONS
                                      (UNAUDITED)




                                         6 MONTHS     6 MONTHS     3 MONTHS     3 MONTHS
                                            ENDED        ENDED        ENDED        ENDED
                                         JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                             1998         1997         1998         1997
Revenues                                  $66,422           $0      $13,672           $0
Cost of Revenues                           56,630                    11,135
                                        ---------    ---------    ---------    ---------
Gross Profit                                9,792            0        2,537            0
Selling, General and
Administrative Expenses                   889,950      959,756      282,223      260,094
                                        ---------    ---------    ---------    ---------
Loss From Operations                    (880,158)    (959,756)    (279,686)    (260,094)

Other Income:
   Reimbursement of Losses                   7802            0            0            0
                                      -----------  -----------  -----------   ----------
Net Loss                               ($872,356)   ($959,756)   ($279,686)   ($260,094)
                                      ===========  ===========  ===========   ==========
Net Loss Per Share                      ($0.0044)    ($0.0119)    ($0.0013)    ($0.0030)
                                      ===========  ===========  ===========   ==========
Average Number of Shares Outstanding  197,342,671  80,520,572   212,062,560   85,891,131
                                      ===========  ===========  ===========   ==========


SEE NOTES TO FINANCIAL STATEMENTS

                            AMERICAN DIVERSIFIED GROUP, INC.
                           FORMERLY TERA WEST VENTURES, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)



                                         6 MONTHS     6 MONTHS     3 MONTHS     3 MONTHS
                                            ENDED        ENDED        ENDED        ENDED
                                         JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                             1998         1997         1998         1997
Cash Flows From Operating
Activities:
    Net Loss                            ($872,356)   ($959,756)   ($279,686)   ($260,094)
    Depreciation                            3,487        2,950        1,776        1,647
    Amortization of Deferred
     Consulting Fees                      401,942                   232,971
    General and
     Admin.Expenses Paid by Stock         388,400      775,362                   175,181
    Decrease in Accounts
     Receivable                            23,500                    36,964
    Increase in Due from Customer         (18,100)                  (18,100)

    Increase in Prepaid Expenses             (533)                     (533)
    Increase in Deposits                               (29,733)                  (30,303)
    Increase In Accounts Payable
     Accrued Expenses                      60,852       39,218       38,664       28,463
                                          --------    ---------      ------      --------
       Net Cash Flows From
       Operating Activities               (12,808)    (171,959)      12,056      (85,106)
                                          --------    ---------      ------      --------

Cash Flows From Investing
Activities:
   Advances to Affiliates                 (15,000)                  (15,000)
   Increase in Due from Related Party                   (5,000)                   (5,000)
   Acquisition of Property
    and Equipment                          (2,124)      (9,135)      (1,608)      (5,334)
                                          --------     --------      -------      -------
   Net Cash Flows From Investing
    Activities                            (17,124)     (14,135)     (16,608)     (10,334)
                                          --------     --------     --------     --------

                            AMERICAN DIVERSIFIED GROUP, INC.
                           FORMERLY TERA WEST VENTURES, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                         6 MONTHS     6 MONTHS     3 MONTHS     3 MONTHS
                                            ENDED        ENDED        ENDED        ENDED
                                         JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                             1998         1997         1998         1997
Cash Flows From Financing Activities:
   Sales of Common Stock                               135,500                    35,500
   Brokers' Fee Paid on Sales
    of Common Stock                        (6,000)
   Proceeds from Notes
    Payable to Related Parties             50,942       50,000                    50,000
   Payments on Notes Payable
    to Related Parties                    (15,000)      (9,000)     (15,000)      (5,000)
   Cash Overdraft                                        9,594                    13,604
                                        ----------    ---------    ---------   ----------
      Net Cash Flows From
       Financing Activities                29,942      186,094      (15,000)      94,104
                                        ----------    ---------    ---------   ----------

Net Increase (Decrease) In Cash                10            0      (19,552)      (1,336)
Cash, Beginning of Period                  11,069            0       30,631        1,336
                                        ----------    ---------    ---------   ----------
Cash, End of Period                       $11,079           $0      $11,079           $0
                                        ==========    =========    =========   ==========

Non-Cash Transactions in 1998:
1. Issued 52,700,000 shares of costock for services of $996,400.

Non-Cash Transactions in 1997:
1. Issued 19,500,000 shares of common stock for services of $975,000.

SEE NOTES TO FINANCIAL STATEMENTS

                AMERICAN DIVERSIFIED GROUP, INC.
                FORMERLY TERA WEST VENTURES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)
                          JUNE 30, 1998





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