Form 10QSB/A
period 1998-09-30
AMERICAN DIVERSIFIED GROUP INC
filed 1998-12-16
CIK 919742

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           Form 10-QSB

(Mark one)

[ X ]        QUARTERLY REPORT UNDER SECTION 13  OR  15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: September 30, 1998

[ ]          TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF  THE
             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to_________

                   Commission file number: 0-023532

                AMERICAN DIVERSIFIED GROUP, INC.
            (Exact name of small business issuer as specified in its charter)

                   Nevada                             88-0292161
       (State or other jurisdiction of        (IRS Employer Identification No.)
       incorporation or organization)


            110 North Center St. Suite 202, Hickory, NC 28601
            (Address of principal executive offices)

                         (704) 322-2044
                   (Issuer's telephone numbe
            __________________________________________________
            Former name, former address and former fiscal year, if changed since last report)

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

        Common Stock, $.001 par value 230,762,560 shares outstanding as of September 30, 1998.

Transitional Small Business Disclosure Format:  Yes __  No  X


                              INDEX


                AMERICAN DIVERSIFIED GROUP, INC.


PART I FINANCIAL INFORMATION


Item 1.      Financial Statements (Unaudited)

             Balance Sheet - September 30, 1998 (Unaudited).

             Statements of Operations - Three months and nine
             months ended September 30,    1998 and 1997 (Unaudited).

             Statements of Cash Flows - Three months and nine
             months ended September 30,    1998 and 1997 (Unaudited).

             Notes to Financial Statements

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

                Except  for  the  historical  information
       contained  herein, the matters discussed  in  this
       Management's Discussion and Analysis  as  part  of
       the  Quarterly Report on Form 10-QSB for  the  3rd
       quarter    of   1998,   includes   forward-looking
       statements that may involve a number of risks  and
       uncertainties that could alter actual  results  to
       differ  materially. Actual results may vary  based
       upon  a  number  of  factors, including,  but  not
       limited   to,  risks  in  product  and  technology
       development, market acceptance of new products and
       continuing   demand,  the  impact  of  competitive
       products and pricing, changing economic conditions in the markets where the Company is conducting and seeking to conduct it and other risk factors detained in the Company's most recent annual report and other filings with the Securities and Exchange Commission.

       Results of Operations
          American Diversified Group, Inc. (the "Company") is a development stage company. During the Company's three and nine month periods ended September 30, 1998, the Company incurred net losses of $638,996 ($.0028 per Share) and $1,511,352 ($.0074 per share) compared to losses of $892,422 ($0.0077 per Share) and $1,858,184 ($0.0201 per share) for the comparable three and nine month periods of the prior fiscal year. The Company reported sales of $0 and $66,422 for the three and nine month periods ended September 30, 1998, compared to sales of $25,330 and $25,330 for the three and ninth month periods for the prior fiscal year. The sales reported for the three and nine month periods ended September 30, 1998, represented the sales revenues and receivables from generic pharmaceuticals and telecommunication sales, and miscellaneous income, as discussed below.

       The Company's net loss for the nine month period ended September 30, 1998, was principally the result of the limited sales revenues during the quarter, the continued expenses associated with continuing to operate and maintain its offices and expenses associated with being a reporting company, which include professional, accounting and printing/EDGAR preparation and filing fees, and the non-cash expenses associated with the issuance of shares to its executive officer, directors and consultants for continued services to the Company in lieu of cash compensation during the period. Such non-cash compensation expensed during the three month period ended September 30, 1998, was $632,971, compared to $854,681 during the same period in the prior fiscal year. In order for the Company to pay its operating expenses, including office rents, communication expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, the Company was dependent upon the funds provided by non-interest bearing loans from the Company's executive officer and directors, from a consultant, as well as from the private placement of its securities to private investors.

       During the recent quarter, Company continued to pursue orders for pharmaceutical products in West Africa and elsewhere, which efforts the Company believes will be enhanced as a result of recent distribution agreements that the Company entered into with generic drug manufacturers in India. In addition during the quarter ended September 30, 1998, the Company also entered into agreements to distribute on an exclusive basis a Hepatitis-B vaccine, at highly advantageous and competitive pricing, pursuant to a long term arrangement with the manufacturer. To assist in the efforts to market and sell these products, the Company has also entered into agreements to use the services of additional representatives, including a company specializing in the sale of a wide variety of medical and other products to Brazil.

       The Company believes that these new agreements and arrangements shall place the Company in a sound position to generate significantly increased orders from a far broader product line over the next twelve months, beginning in the fourth quarter of 1998. The Company has also been informed that the dengue fever test kit that was submitted to the National Health Foundation, Brazil, for registration, approval and sale should begin to generate sales revenues in the very near term, and as early as the fourth quarter of fiscal 1998, with increasing sales during fiscal 1999.

            With  respect  to the Company's telecommunications
  business, the Company during the second quarter of fiscal 1998 reported the pending acquisition of an equity interest in Global Transmedia Communications Corporation, Miami, Florida ("GTCC"), and during the third quarter of fiscal 1998 the Company and GTCC have continued to negotiate the terms of the potential acquisition. The GTCC operation to date has not yet generated any revenues. With respect to the Company's call-back venture in West Africa, the Company did not generate any revenues or receivables during the third quarter of fiscal 1998 because of technical difficulties encountered in West Africa with regarding line interruption. The Company and Emerging Trends Linkages Corp. ("ETLC"), subsequent to the end of the quarter ended September 30, 1998, negotiated the sale by the Company back to ETLC of the Company's rights under the call-back agreement, effective as of September 30, 1998. In consideration for ETLC's repurchase of all call-back rights and receivables, the Company received back from ETLC rights to 17,000,000 Shares of the Company's common stock. In addition, the Company and ETLC agreed that the Company will have use of offices at Rockefeller Plaza for its Investor Relations office, with no office rental expense to the Company. In further consideration for the agreement with ETLC, ETLC was assigned by the Company and ETLC assumed the call-back receivables of approximately $17,400, as well as the receivables from generic pharmaceutical invoices of $18,100 and $7,500 from West Africa, which have not been paid to date. This aggregate sum of approximately $43,000 has been offset from ADGI's accounts payable to ETLC, which had totaled $65,707 at September 30, 1998. ETLC further agreed to the cancellation of the remainder of the Company's accounts payable to ETLC, effective as of September 30, 1998. As a result, at September 30, 1998, the Company's income statement reflects a reduction in rent expense of $22,707, and its balance sheet reflects a decrease in current liabilities of of $65,707 and a decrease in current assets of $43,000. The difference is deemed to be a reduction in rent expense previously accrued.

          With the assistance of the Company's consultants, the Company's management determined during the fiscal year ended December 31, 1997 and the nine months ended September 30, 1998, that its best business opportunities were principally in the area of medical-pharmaceutical products, and other products, to countries in South America, Africa and the Asia. The Company, during fiscal 1997 and through September 30, 1998, engaged the services of consultants and entered into contracts for third parties for the purpose of increasing the Company's product lines and its level of sales representation, resulting in continuing purchase orders and sales from the sale of medical products, including generic pharmaceuticals, diagnostic test kits, Hepatitis-B vaccine and other medical products and supplies in its markets.

           Generic pharmaceuticals are an extremely cost sensitive market, especially in developing countries where the Company is doing business. This has led the Company and its consultants to devote a significant period of time during fiscal 1997 to sourcing generic pharmaceuticals at competitive pricing. During fiscal 1997 and through the nine month period ended September 30, 1998, the Company, with the direct assistance of its consultants and with third parties has developed sources for generic pharmaceuticals and a Hepatitis-B vaccine, at highly competitive pricing, from manufacturers in India. The Company does not believe, with respect to generic pharmaceuticals, that it is presently dependent upon any one source, nor does it believe that it will become dependent upon any manufacturer of generic pharmaceutical products. However, the Company has only one source for the Hepatitis-B vaccine and for that reason has entered into a long term exclusive distribution agreement with the manufacturer, Shantha Biotechnics, Hyperabad, India, which grants the Company the exclusive rights to distribute this vaccine in South America, Africa and Asia.

          In addition, after the quarter ended September 30, 1998, the Company through its contacts in Brazil, determined to pursue a business opportunity in connection with the import from Brazil and the sale in the United States of certain commodity products. Pursuant to a purchase order dated November 3, 1998, and a letter of credit posted on November 6, 1998, the Company completed a transaction for the sale of the commodity products and generated sales revenues for the Company of approximately $220,000, which will be recognized by the Company during the last quarter of the fiscal year. The amount of the profits to the Company shall be determined upon the arrival and completion of the commodity shipment, scheduled to leave Brazil on or about November 12, 1998, with arrival and delivery of the products within ten days. The Company will continue to pursue such sale opportunities, as they arise, during the coming fiscal year, involving a variety of products, specifically in those areas where the Company is conducting business and has representatives, including Brazil, West Africa, and Asia.

       The Company's ability to continue to ship medical and pharmaceutical products to West Africa and begin to ship such products to South America is essential to the Company's goal of generating increased levels of operating revenues from its core pharmaceutical and medical products business. The Company is presently outsourcing these generic pharmaceutical products from several third party manufacturers and distributors located in the United States, Canada, Mexico, South America, Europe, and India, which have provided quality generic pharmaceutical products at highly competitive prices necessary for the Company to profitably fulfill existing and future orders for such products from West Africa and elsewhere.

          The services of the Company's consultants, together with that of the Company's management, while not having generated any revenues during the third quarter ended September 30, 1998, have enabled the Company to develop and expand its business during the last quarter of the fiscal year. As a result the Company can report the following business developments:
           (i) generated sales revenues of approximately $220,000 from the import from Brazil and sale in the US of commodity products, which represent the single highest sale transaction in the Company's operating history, and which sale will generate a profit to the Company. The revenues and profits from this sale will be reported during the last quarter of fiscal 1998, with a letter of credit being issued effective November 9, 1998 for 20% ($44,000) of the total $220,000 sale, with the remainder being paid during November, 1998 upon shipment;
          (ii) secured third party manufacturers from whom the Company can continue to source generic pharmaceuticals at competitive pricing so as to enable it to sell such products at satisfactory profit margins during fiscal 1999, in the highly competitive and price sensitive developing world markets;
          (iii) secured final approvals of dengue fever test kits, which are prerequisite for the imminent receipt of purchase orders for dengue fever test kits from the National Health Foundation of Brazil;
          (iv) entered into a distribution agreement with the manufacturer of a Hepatitis B vaccine, approved by the World Health Organization, granting the Company the right to market at highly competitive pricing the Hepatitis B vaccine in South America, Africa and Asia; and
       (v) commenced business relationship with manufacturers of complete lines of generic pharmaceuticals for the purpose of satisfying the Company's anticipated purchase orders in West Africa and South America.

        The Company continues to be dependent upon the willingness of the Company's executive officer, directors and each of its consultants to accept shares in lieu of cash compensation for continued services to the Company. However, with the recent sale of approximately $220,000 in the United States of an imported Brazilian commodity product, with the potential for additional commodity product sales both before and after the end of the fiscal year, and renewing efforts for the sale of generic pharmaceutical products pursuant to letters of credit, and anticipated expanded product lines in the coming months, the Company hopefully will be able to become operational and therefore may permit the Company's independent auditors to remove from their report the qualification regarding the Company as a "going concern" during subsequent fiscal periods.

  Liquidity and Capital Resources

       The Company, at September 30, 1998, had current assets of approximately $7,500, compared to $35,330 at the September 30, 1997, and $64,460 at the end of the fiscal year ended December 31, 1997. To assist the Company in its cash flow requirements which are presently estimated at $10,000 per month, the Company may determine to continue to seek subscription proceeds from private investors, as well as revenues from sales of a variety of products and services, and anticipated commencement of sales revenues from dengue fever test kits, among other products, to Brazil.

       Based upon the Company's present liquid resources after the expenses that were paid by the Company following receipt of the private placement funds, which expenses included office expenses, professional/accounting fees, transfer agent and printing service fees, and certain other expenses, and based upon its present monthly operating expenses of $10,000, the Company will be able to operate for approximately three months, which include gross profits from the sale during the last fiscal quarter if no additional revenues are generated from operations.

        The Company's monthly operating expenses for the quarter ended September 30, 1998 and during the present quarter include rent for executive office space in Hickory, NC, professional/accounting fees, telephones, but do not reflect any salary to Dr. Jerrold R. Hinton, the Company's sole executive officer. The Company is accruing but does not contemplate commencing payment to Dr. Hinton of the monthly salary of $8,333.33 provided in his three year employment agreement unless and until it begins to generate positive cash flow from operations. During fiscal 1997 and the first three quarters of fiscal 1998, the Company's executive officer, directors and consultants were issued shares in registration statements on Form S-8 in consideration for their continued services to the Company and in lieu of any cash compensation. After the end of the quarter ended September 30, 1998, the Company and ETLC agreed that the Company would not incur any expense, other than phone expense in connection with use of conference facilities for its Investor Relations offices at Rockefeller Center in NYC.

           The Company's net loss for the period ended September 30, 1998, was principally the result of the lack of any revenues during the quarter, the continued expenses associated with continuing to operate and maintain its offices and expenses associated with being a reporting company, which include professional, accounting and printing/EDGAR preparation and filing fees, and the non-cash expenses associated with the issuance of shares to its executive officer, directors and consultants for continued services to the Company in lieu of cash compensation during the period. In order for the Company to pay its operating expenses, including office rents, salaries to its non-executive employee during a portion of the quarter, telephone expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, the Company was dependent upon the funds provided by non-interest bearing loans from the Company's executive officer and directors, from a consultant. During the period from July 1, 1998 through September 30, 1998, the Company did not receive any investment proceeds from private investors.

PART II.       OTHER INFORMATION


Item 1.Legal Proceedings


       See Footnote E to Financial Statements


Item 2.Changes in Securities


       NONE


Item 3.Defaults upon Senior Securities


       NONE


Item 4.Submission of Matters to a Vote of Security Holders


       NONE


Item 5.Other Information


       NONE


Item 6.Exhibits and Reports on Form 8-K



       Exhibit 27


EXHIBIT 27

ARTICLE 5
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE BALANCE SHEET (UNAUDITED) AND THE OPERATIONS FOR THE PERIOD ENDED JUNE 30 (UNAUDITED) AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

                           SIGNATURES

       In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             AMERICAN DIVERSIFIED GROUP, INC.
                             (Registrant)





November 15, 1998            By:  /s/Jerrold R. Hinton
                                  Jerrold R. Hinton
                                  President, Chief Executive Officer and
                                  Chief Financial Officer



                      AMERICAN DIVERSIFIED GROUP, INC.
                      FORMERLY TERA WEST VENTURES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      FINANCIAL STATEMENTS
                      (UNAUDITED)
                      SEPTEMBER 30, 1998

                      AMERICAN DIVERSIFIED GROUP, INC.
                      FORMERLY TERA WEST VENTURES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      FINANCIAL STATEMENTS
                      (UNAUDITED)
                      SEPTEMBER 30, 1998



                                                        Page


Balance Sheet                                             1

Statements of Operations                                  2

Statements of Cash Flows                                  3

Notes To Financial Statements                             5

                       AMERICAN DIVERSIFIED GROUP, INC.
                      FORMERLY TERA WEST VENTURES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                                 (UNAUDITED)
                           AS OF SEPTEMBER 30, 1998

ASSETS
------
Current Assets:
    Cash                                                 $2,515
    Accounts Receivable (Net)                             5,000
                                                    -----------
        Total Current Assets                                             7,516

Fixed Assets:
    Property and Equipment
    (Net of $18,579 Accum. Depr.)                                       17,295

Other Assets:
    Deposits                                                570
    Advance to Affiliate                                 15,000
    Miscellaneous Receivable
    (Net of $100,000 Allowance)                            -
                                                     ----------
        Total Other Assets                                              15,570
                                                                     ---------
        Total Assets                                                   $40,381
                                                                     =========
LIABILITIES AND SHAREHOLDERS'(DEFICIT) EQUITY
Current Liabilities:
    Accounts and Accrued
     Expenses Payable                                   $15,609
    Accounts and Accrued
    Expenses Payable to Related Parties                 200,000
    Notes Payable to Related Parties                    166,463
                                                     ----------
        Total Current Liabilities                                      382,072


Shareholders' (Deficit) Equity:
    Preferred Stock, Series A,
     $10 par value authorized 50,000 shares;
     none outstanding                                      -
    Common Stock, par value $0.001 per share,
     authorized 350,000,000 shares; issued and
     outstanding 230,762,520 shares                     230,762
    Additional Paid-In Capital                       18,235,119
    Stock Subscriptions Receivable                     (10,500)
    Deferred Consulting Fees                          (731,363)
    Deficit Acc. During Develop. Stage              (9,253,920)
    Deficit Acc. Prior to Develop. Stage            (8,811,789)
                                                    -----------
       Total Shareholders' (Deficit) Equity                           (341,691)

       Total Liabilities and Shareholders' (Deficit) Equity            $40,381
                                                                      ========

SEE NOTES TO FINANCIAL STATEMENTS

                            AMERICAN DIVERSIFIED GROUP, INC.
                           FORMERLY TERA WEST VENTURES, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                        9 MONTHS     9 MONTHS     3 MONTHS     3 MONTHS
                                        ENDED        ENDED        ENDED        ENDED
                                        SEP 30,      SEP 30,      SEP 30,      SEP 30,
                                        1998         1997         1998         1997

Revenues                                $66,422      $25,330           $0      $25,330

Cost of Revenues                        56,630        31,961            0       31,961

Gross Profit                             9,792        (6,631)                   (6,631)

Selling, Gen. and Adm. Expenses      1,528,946     1,851,553      638,996      891,791
                                     ---------     ---------      -------      ---------

Loss From Operations                (1,519,154)   (1,858,184)    (638,996)    (898,422)


Other Income:
   Reimbursement of Losses               7,802             0            0             0
                                    -----------   -----------   ----------   ----------
Net Loss                           ($1,511,352)  ($1,858,184)   ($638,996)   ($898,422)
                                    ===========   ===========   ==========   ==========

Net Loss Per Share                    ($0.0074)     ($0.0201)    ($0.0028)    ($0.0077)
                                    ===========   ===========   ==========   ==========

Average N0. of Shares Outst.       205,095,892    92,451,938  224,306,038  115,925,603
                                   ============   =========== ===========  ============

SEE NOTES TO FINANCIAL STATEMENTS


                                                2

                            AMERICAN DIVERSIFIED GROUP, INC.
                           FORMERLY TERA WEST VENTURES, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                       9 MONTHS     9 MONTHS     3 MONTHS     3 MONTHS
                                         ENDED        ENDED        ENDED        ENDED
                                         SEP 30,      SEP 30,      SEP 30,      SEP 30,
                                         1998         1997         1998         1997

Cash Flows From Operating
Activities:
    Net Loss                          ($1,511,352)  ($1,858,184)  ($638,996)   ($898,422)
    Depreciation                            5,281         4,638       1,794        1,688
    Gen. and Adm. Exp. Paid by Stock    1,423,313     1,630,043     632,971      854,681
    (Increase)Decrease in Accoun. Rec.     48,391       (25,330)     24,891      (25,330)
    Decrease in Due from Customer                                    18,100
    Decrease in Prepaid Expenses                                        533
    (Increase) Decrease in Deposits                         570                   30,303
    Increase/ (Decrease) In
     A/P and Accrued Expenses              30,996        72,941     (29,856)      33,723
         Net Cash Flows f. Operat. Act.    (3,371)     (175,322)      9,437       (3,357)


Cash Flows From Investing
Activities:
   Advances to Affiliates                 (15,000)
   Increase in Due from
   Related Party                                         (5,000)
   Acquisition of Property
   and Equipment                           (2,124)       (9,135)
                                          --------       -------     --------     --------
    Net Cash Flows From
    Investing Activities                  (17,124)      (14,135)          0             0
                                          --------      --------     --------     --------

                                                3

                            AMERICAN DIVERSIFIED GROUP, INC.
                           FORMERLY TERA WEST VENTURES, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                        9 MONTHS     9 MONTHS     3 MONTHS     3 MONTHS
                                        ENDED        ENDED        ENDED        ENDED
                                        SEP 30,      SEP 30,      SEP 30,      SEP 30,
                                        1998         1997         1998         1997
Cash Flows From Financing
Activities:
   Sales of Common Stock                              150,500                    15,000
   Brokers' Fee Paid on Sales
    of Common Stock                     (6,000)
   Proceeds from Notes
    Payable to Related Parties          50,942         50,000
   Payments on Notes Payable
    to Rel. Parties                    (15,000)        (9,000)
Stocks issued to Pay Notes
Payable to Related Parties             (18,000)                    (18,000)
   Cash Overdraft                                      (2,043)                  (11,643)
                                       --------        -------     --------     --------
      Net Cash Flows From
      Financing Activities              11,942        189,457      (18,000)        3,357
                                       -------        --------     --------     --------

Net Increase (Decrease) In Cash         (8,553)            0        (8,563)            0

Cash, Beginning of Period               11,069             0        11,079             0
                                       -------        --------     --------     --------
Cash, End of Period                     $2,516            $0        $2,516            $0
                                       =======        ========     ========     ========

Non-Cash Transactions in 1998:
1. Issued 54,700,000 shares commmon stock for services of $1,396,400.

Non-Cash Transactions in 1997:
1. Issued 61,100,000 shares common stock for services of $1,914,000.

SEE NOTES TO FINANCIAL STATEMENTS

                                                4

                AMERICAN DIVERSIFIED GROUP, INC.
                FORMERLY TERA WEST VENTURES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)
                       SEPTEMBER 30, 1998





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


NOTE 2 - EARNINGS (LOSS) PER SHARE

Per share information is computed based on the weighted average number of shares outstanding during the period.