Form 10KSB
period 1998-12-31
AMERICAN DIVERSIFIED GROUP INC
filed 1999-07-01
CIK 919742

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
	   EXCHANGE ACT OF 1934 [FEE REQUIRED]
	   For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
    SECURITIES 	EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from _________  to  __________

                        COMMISSION FILE NUMBER: 0-23532
                       --------------------------------
                       AMERICAN DIVERSIFIED GROUP, INC.
                       --------------------------------
             Name of Small Business Issuer in its Charter
          	NEVADA                    					88-0292161
(State or Other Jurisdiction of 		(IRS Employer Identification No.)
	Incorporation)

              110 NORTH CENTER STREET, SUITE 202, HICKORY, NC     28601
                     (Address of Principal Executive Offices)   (Zip Code)

                                 (828) 322-2044
                          (Issuer's telephone number)

Securities registered under Section 12 (b) of the Exchange Act:  NONE
                                 (Title of class)

Securities registered under Section 12(g) of the Exchange Act:
                             COMMON STOCK, PAR VALUE $.001
                                 (Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and
(ii) has been subject to the filing requirements for the past 90 days.

                            Yes    (XX)     No



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [XX]

The Registrant had revenues of $66,422 during its recent fiscal year ended December 31, 1998.

The aggregate market value of the voting stock held by non-affiliates(*) of the Registrant based on the average bid and asked prices of $.03 and $.034 respectively, of such common stock as of June 15, 1999, is approximately $7,508,402, based upon an average of $.032 multiplied by 234,637,560 shares of common stock as of such date held by non-affiliates.
As of June 15, 1999, the Registrant had a total of 251,137,560 shares of common stock, par value $.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference in this report on Form 10- KSB except for certain previously filed exhibits identified in Part III, Item 13 , hereof.

(*) Affiliates for the purposes of this Item refer to the officers, directors and/or persons or firms owning 5% or more of the Registrant's common stock, both record and beneficially

PART I  ITEM 1. DESCRIPTION OF BUSINESS
---------------------------------------

Background-Prior to Fiscal Year

American Diversified Group, Inc., a Nevada corporation (hereinafter the "Company" or the "Registrant"), was incorporated under the laws of the State of Nevada as Terra West Homes, Inc. on January 16, 1979. On March 15 1995, the Company's name was changed to American Diversified Group, Inc. During
1995 and 1996, the Company's principal activities involved the search of a business or assets that it could acquire, in order to become an operating company, or in the alternative, efforts to develop its own business operations with the assistance of third parties. To that end, the Company entered into several consulting agreements with unaffiliated third parties for the purpose of assisting the Company in developing product lines, with the intention of generating sales of such products. During 1997 and 1998, the Company began to generate initial but limited revenues from the sale of generic pharmaceutical products in West Africa, which business efforts are presently being expanded. See "Recent Business Developments and Consulting Agreements" below.

Business Developments and Consulting Agreements

The Company's business developments, during 1997 and through fiscal 1998, have principally resulted from the engagement by the Company in February 1996, of Emerging Trends Linkages Corp., a New York corporation ("ETLC"), as consultant. The Company entered into an initial consulting agreement with ETLC in February 1996, for the purpose of seeking sales from West Africa for the distribution and sale of a variety of medical/pharmaceutical products.

Following execution of the initial consulting agreement with ETLC, the Company received its first purchase orders from the Republic of Guinea for generic pharmaceuticals and vitamin products, which were followed by the Company's efforts to source the products subject to the purchase orders. During 1996, the Company had no sales revenues from such efforts and in May, 1997, the Company and ETLC began efforts to jointly source the generic products that were subject to purchase orders and product requests from West Africa. Such sourcing efforts commenced through contacts of the Company and ETLC with US manufacturers.

During fiscal 1997, the Company and ETLC determined that a significant portion of the generic pharmaceutical order from Guinea could not be sourced at satisfactory pricing from US manufacturers, and that in order to meet the budgets for the Republic of Guinea and other potential West African customers, the Company requested ETLC begin not just to secure orders, but also to source products from manufacturers outside of the United States in order to fulfill orders and product requests.

The Company, during 1997 and 1998, has continued to utilize the services of ETLC for, among other purposes, seeking the supply of generic pharmaceutical and related products in order to fulfill purchase orders and product requests from West African countries, including those first received from the Republic of Guinea and later from the Republic of Mali. The Company has experienced only limited success in sourcing generic products at satisfactory pricing that was within the budgets of potential West African customers and would permit profit to be generated on orders. To that end, the Company through ETLC has sourced products from several manufacturers in India in order to supply samples, certificates of analysis and other documents necessary for product registration in West Africa.

In addition, the Company, through its consultants and representatives, has undertaken efforts to secure approvals and product registration for dengue fever diagnostic test kits in Brazil, which efforts commenced in late 1997 and are continuing to date. The Company is presently seeking sales following approvals from the National Health Foundation of Brazil for the sale of dengue fever diagnostic test kits. The Company has been informed that Brazil has given final approval for registration and sale of the dengue fever test kit, and projects that it will begin to generate preliminary sales of the dengue fever test kits with limited sales during the second or third quarters 1999, and hopefully with increasing orders to follow.

The Company is aware that the market for the sale of medical/pharmaceutical products is extremely competitive. In order for the Company to compete successfully, of which there can be no assurance based upon its sales revenues for generic pharmaceutical products to date, the Company must be able to have certain competitive advantages, on the basis of price and hopefully as a result of any marketing niche gained from its agreements with its consultants and representatives. However, with respect to the West African markets, and other developing markets, the Company must be able to source at acceptable pricing levels and secure registration of such products in order to meet the budget requirements in developing countries in West Africa and elsewhere.

Price has become the critical factor in the supply of generic pharmaceuticals. With the continued efforts and contacts of its representatives, during fiscal 1997 and to date, the Company believes that it has now developed sources of supply of generic pharmaceuticals from India, which manufacturer's products and pricing have been acceptable to the customers in West Africa. The Company is continuing to pursue registration in order to achieve increased sales levels.

The Company has also continued efforts to expand its product line of generic pharmaceutical products and diagnostic test kits, in order for the Company to hopefully expand its potential customer base. The Company believes that this will permit it to increase its sales revenues during 1999. The Company recently has also engaged new representatives for West Africa who have undertaken the process of securing registration of the new product lines of generic pharmaceuticals, which the Company reasonably believes will permit it to significantly increase its sales levels in 1999 and thereafter.

However, the Company does not have the resources of many of its competitors and is a newcomer to the industry. Therefore, the Company will have to continue to rely upon its consultants and representatives in order to be able to successfully compete in West Africa as well as in Brazil, because of the expertise and relationships of its consultants and respective representatives, described more fully below. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

In addition, during 1998 and to date, the Company has also sought to diversify into other areas, with the view to possible acquisitions and joint ventures. See the discussion below with respect to the Company's interim stock purchase/ equity participation with Global Transmedia Communication Corporation (formerly Telephonetics Overseas Corporation), located in Miami, Florida, which was announced in March, 1998.

The Company had revenues of $66,422 during 1998, compared to $70,769 during fiscal 1997, compared to no revenues during 1996. During 1998, the Company's revenues declined somewhat from the prior year, principally as a result of the Company's discontinuance of call-back services in West Africa. During 1998, the Company was required to replace its West African representative, which replacement was made necessary because the prior West African representative had only limited success in developing the pharmaceutical market for which the Company had devoted significant time and resources during 1996, 1997 and through mid-1998. The Company's purpose in engaging new representatives was to permit the Company, during 1999, to hopefully increase the level of market penetration in the price sensitive West African pharmaceutical markets, with the ability to increase its customer base and the speed of product registration, a prerequisite to increased sales.

The Company believes that during second half of 1999, it will begin to generate an increased level of pharmaceutical orders and sales, and secure the registration of an increased number of products. This in turn should permit the Company to increase shipments and sales, which should permit the Company to enjoy an increasing cash flow.

The Company believes that it will be able, during 1999, to increase its business of supplying generic drugs and vitamins at prices that shall permit the Company to generate a gross profits from such sales, with the registration of additional pharmaceutical products in West Africa. Further, through the efforts of its representative in Brazil, the Company has received approvals for the registration and has received its first purchase orders for the sale of dengue fever test kits to the National Health Foundation, State of Roraima, Brazil. While such orders have been limited to date, the Company anticipates a significant increase in the level of dengue fever test kit purchase orders in Brazil commencing during the second half of 1999.
The Company initially believed that these sales would commence in 1998, but due to the currency devaluation in Brazil, the Company understands that the funding for several projects, including the purchase of the dengue fever test kits, was delayed. The Company believes that it will receive increasing purchase orders, after the recent successful completion of final human testing in Brazil, but cannot predict the amount of such further orders.
The Company will share any gross revenues with the US manufacturer and the Brazilian distributor of the registered and approved dengue fever diagnostic test kit.

In March 1998, the Company entered into an agreement with Global Transmedia Communication Corporation, formerly Telephonetics Overseas Corporations ("GTCC") of Miami, FL. GTCC which was engaged in the business of providing state of the art telecommunications hardware and audio content for on-hold and web site messaging and advertising. During 1998, GTCC actively commenced the sale and distribution of Internet telephony services for sale in the domestic and foreign markets. Under the Company's interim stock purchase agreement with GTCC, the Company has the right to acquire up to 45% of GTCC for $700,000. The Company is presently negotiating with GTCC for the right to purchase up to 80% of GTCC, for consideration to be determined, based upon certain levels of subscribers and gross revenues of GTCC at times to be determined. In the event that GTCC reaches gross revenues of $1,250,000 by December 31, 1999, GTCC shall have the right to put 45% of its stock to the Company for the consideration of $700,000. To date, the Company has advanced approximately $275,000, which amount has been accounted for as a loan from the Company to GTCC, secured by the shares of GTCC, subject to the Company's right to convert the loan into GTCC shares as provided above. The Company, while having the right to file UCC-1's with respect to such GTCC shares under the arrangement with GTCC, has not yet exercised this right but may at any time determine to file the Forms UCC-1. At December 31, 1998, the amount of the advance was $222,350.

Following its agreement with GTCC, initial orders were announced by GTCC for the distribution and sale of GTCC 's telecommunications products and Internet telephony services to a Canadian distributor. However, to date, GTCC has received only limited revenues from the Canadian distribution agreement, but is pursuing this business opportunity. Further, GTCC has recently introduced enhancements to its Internet telephony business services to permit its subscribers to use its services worldwide. Initially, its services were largely limited to Internet telephony from South America to the US, but with the new enhancements, GTCC's subscribers may access and place Internet telephony communications of full voice, data, fax features to and from Asia, South America and elsewhere, to the US or any other world-wide location. While to date, GTCC has generated only limited operating revenues, it now projects that during the second half of 1999, it will begin to generate profitable operations with an increased subscriber base and monthly revenues, plus an increased calling volume. GTCC recently entered into an agreement with a group of telecommunications companies in Venezuela, which provides for the purchase through GTCC of a minimum of 2.1 million minutes and up to 3,900,000 minutes in calling volume, with projected revenues of $780,000. The value to the Company and GTCC is projected to increase during the next year.

The Company, based upon the revenues that GTCC projects over the twelve month period commencing at January 1, 2000, that it should generate sufficient revenues on a month basis to permit it to : (i) repay the loan from the Company under its terms; or (ii)
GTCC shall have the right to exercise its "put" of 45% of the GTCC shares to the Company. GTCC basis this projection and belief upon the fact that GTCC has been carefully building a customer base for the sale of its Internet services, over a private Internet bandwidth, which affords its customers a very substantial savings from calls made over traditional telecommunications providers in the respective markets. GTCC has informed the Company that during September, 1999, it expects to receive $50,000 in revenues for the purchase of Internet telephony services and calling minutes under the agreement to sell telecommunications services in Venezuela and Colombia.
GTCC has also informed the Company of its intention to also offer the Internet telephony services in Brazil. The Company and GTCC may be expected to encounter significant competition in the Internet telephony and telecommunications business, and from traditional phone companies, notwithstanding its present price advantage.


Discontinued Projects

The Company during 1996, entered into purchase agreement with Imaging Systems Synergies Inc. ("ISS") with offices located at North Miami Beach, FL for the purpose of acquiring ISS, which purported to be an internet gateway provider and of related satellite technology, including earth stations for global communication services in Wisconsin and Illinois. During the negotiations with respect to the proposed acquisition of ISS, the Company advanced approximately $100,000 to assist ISS in continuing its operations, while the Company continued its due diligence efforts.

Following the completion of due diligence with respect to ISS, and the discovery of facts that the Company considered to constitute material misrepresen-tations of facts by ISS, the Company determined not to acquire ISS.
The Company, after consulting with counsel in Florida, determined to pursue a cause of action against ISS for damages, including recovery of the $100,000 in interim capital advanced to ISS. See "Item 3. Legal Proceedings" below.
The Company's action was moved to Dade County Circuit Court and the Company cannot determine at this time whether it will prevail against ISS and if so, whether it will be successful in recovering any damages against ISS.
The board of directors of the Company agreed unanimously not to acquire ISS, and the Company generated no income from its involvement with ISS.

During the last quarter of 1997, the Company and ETLC entered into a venture for the purpose of marketing call-back telecommunications products and services in West Africa (the "call-back services"). The Company and ETLC commenced marketing the call-back service to international and domestic companies doing business in West Africa, as well as to certain foreign embassies in Guinea and Mali. However, the Company together with ETLC, determined during 1998 that without securing dedicated satellite phone lines, the local public telephone and telegraph companies ("PTT's") in these markets could effectively interrupt the ability of the Company to successfully market call-back services. The resulting interruptions of call-back services to customers made collection of receivables difficult and delayed. Therefore, despite the fact that the Company was able to sign up as customers over 100 users for its call-back services, the interruptions to such services made further pursuit of this market not economical. As a result of the foregoing, the Company and ETLC agreed to terminate the call-back joint venture in West Africa and the Company canceled ETLC's rights to 47 million Shares subject to common stock purchase options. The Company believes that this was a reasonable basis to end the call-back joint venture. Notwithstanding this termination, the Company and ETLC are continuing to actively pursue the registration and sale of generic pharmaceutical products in West Africa, which efforts with its new representatives, leads the Company to believe it will have increased success during 1999.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

The Company presently leases approximately 600 square feet of executive office space at 110 North Center Street, Suite 202, Hickory, NC 28601, for $570 per month. During the first six months of 1997, the Company leased approximately 250 square feet of office space at 700 Canal Street, 3rd Floor, Stamford, CT 06902 as its executive offices for $800 per month. In addition, the Company has use of warehouse facilities at JFK International Airport, New York City and utilizes as its investor relations and conference room facilities office space at 45 Rockefeller Plaza, International Building-Rockefeller Center, New York City, NY. As a result of the Company's relationship with ETLC, it has use of these facilities at no cost other than the actual out-of-pocket cost of phone and fax use. The condition of the Company's leased facilities in Hickory, NC, and the facilities available at no rental cost to the Company in New York City, NY, are excellent, and will satisfy the Company's requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

The Company has pending a cause of action against Imaging Systems Synergies Inc. ("ISS") for damages, including recovery of the $100,000 in interim capital advanced to ISS in connection with a planned acquisition that was not completed. The venue for the Company's action, American Diversified Group, Inc. v. Imaging Systems Synergies, Inc., et al., was moved to the 11th
Judicial Circuit, Dade County, Florida, Case No. 97-001983AN, from Palm Beach County, where the proceeding was initially commenced. The Company believes that this action is meritorious but cannot determine at this time whether it will prevail against and be successful in recovering any damages from ISS.
The Company and ISS the legal proceeding by the Company shall be settled in a mediation before the Florida Mediation Group, in Miami, Florida, which is scheduled for July 12, 1999. The entire board of directors of ADGI agreed unanimously not to acquire ISS following its due diligence in connection with this determination. The Company generated no income from its involvement with ISS.

The Company is presently in a dispute with former consultants, Matthew Milo, Joseph Quattrocchi and Judith Grossman, who resigned as consultants to the Company prior to December 31, 1998. The Company, during the third quarter of 1998, wrote off as "paid in full" loans to the Company of $15,000 previously owed to Messrs. Milo and Quattrocchi. The Company deemed such loans satisfied based in part on the consideration given in the consulting agreement discussed herein. The Company has been informed informally that Messrs. Milo and Quattrocchi may intend to assert that such loans remain outstanding.
The Company had entered into a consulting agreement with the three consultants in August 1998, which provided for the issuance of Shares and the grant of certain common stock purchase options over the two and one-half year term of their consulting agreement.
The Company issued each of the consultants 3 million Shares in August, 1998, as partial consideration for their services performed and to be performed under the long-term consulting agreement. The Company has taken the position that it owes no further compensation to the consultants under the August, 1998 agreement, and has further taken the position that the loans from Messrs. Milo and Quattrocchi have been satisfied, as a result of the consideration given to the consultants, the consultants' resignation, and their failure to provide services required under the consulting agreement. The agreement provided for arbitration in the event of any dispute. As of the date of this report, the Company cannot predict the outcome of any legal proceeding or arbitration, or whether, as a result of any such proceeding or arbitration, the Company will be required to issue and additional consideration or repay any loans. However, the Company believes that there are meritorious defenses to any action that may be commenced. Further, the Company believes that it has suffered damages as a result to the breach of the consulting agreement by the actions of the consultants and may seek to recover Shares previously issued to consultants in an amount that it has not yet been determined. The Company may also explore to possibility of the settlement of the dispute with these consultants, for terms and with conditions not presently determinable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted to a vote of security holders during the year ending 1998.

PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

The Company's common stock is traded over-the-counter in what is referred to as the "NASDAQ Bulletin Board". As of April 30, 1998, there were 15 markets makers in the Company's stock. The following information with respect to the high and low market prices was obtained from the Company's records (which represents prices between broker-dealers and do not include retail mark-ups or mark-downs or any commissions to dealers).

                                           	Bid Prices
	1997                                      	High    	Low
Quarter Ending March 31                  	$.1875			$.125
Quarter Ending June 30	                     $.03			$.01
Quarter Ending Sept. 30                    	$.04			$.01
Quarter Ending Dec. 31	                     $.04			$.02

                                           	Bid Prices
	1998			                                    High	  		Low
Quarter Ending March 31	                    $.10			$.02
Quarter Ending June 30	                     $.04			$.025
Quarter Ending Sept. 30	                    $.03			$.025
Quarter Ending Dec. 31	                     $.03			$.015

                                            	Bid Prices
	1999			                                    High		  	Low
Quarter Ending March 31	                    $.03			$.01
Period Ending June 15	                      $.04			$.025

As of June 15, 1999, there were 1155 holders of the Company's common stock, and no holders of the Company's preferred stock. The Company has never paid a dividend and does not anticipate that any dividends will be paid in the near future.

During 1997 and 1998, the Company sold in a unit private placement discussed more fully below, units resulting in net proceeds to the Company of $122,000 in 1997 and $56,000 in 1998. Each unit was priced at $.04 and consisted of one Share of common stock and one common stock purchase option exercisable at $.08 per Share. The units were offered and sold based upon an exemption from registration provided in Section 4(2) under the Act. The units were sold as follows: Carl D'Ambrosia--125,000 units; Larry Della Corte--250,000 units; Lorraine Milo--250,000 units; Elena Milo--250,000 units; Richard Waldman-- 1,250,000 units; Leonard Weissman--312,500; Richard Shulman--312,500;
Pasquale Lanzetta--200,000 units; William Liblick--250,000 units; John Petrozza--50,000 units, Dr. Srinvasa Rao Kothapalli--250,000 units; Harry Zee-- 125,000 units; Caysing Tan 500,000 units. The Company paid commissions of 10% in connection with the sale of units.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------
Results of Operations

The Company during year through December 31, 1996, had no revenues from any operations or business endeavors. Further despite its receipt of initial revenues and generating its initial sales and accounts receivable during 1997, the Company is still a development stage company.

During the Company's year ended December 31, 1998, the Company incurred a net loss of $1,736,543 ($0.01 per Share) compared to a net loss of $3,410,313 ($0.03 per Share) for 1997 and compared to a net loss of $4,332,255 ($0.08 per Share) for the year ended December 31, 1996. The Company reported sales revenues of $66,422 for the year ended December 31, 1998, which were derived from pharmaceutical sales and limited telecommunications sales, compared to sales revenues of $70,769 for the year ended December 31, 1997, which represented the initial shipments of generic pharmaceuticals and limited telecom-munication sales from West Africa. This is compared to no sales revenues for the 1996 year.

The Company's net losses for the years ended December 31, 1998 and 1997, were principally the result of the limited sales revenues, the continued expenses associated with continuing to operate and maintain its offices and expenses associated with being a reporting company, which include professional, accounting and printing/EDGAR preparation and filing fees, and the non-cash expenses associated with the issuance of shares to its executive officer, directors and consultants for continued services to the Company in lieu of cash compensation during the period. Such non-cash compensation expensed during the year ended December 31, 1998, was $1,396,400 compared to $3,307,500 during 1997, compared to $3,963,500 during 1996.

In order for the Company to pay its operating expenses, including office rents, telephone expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, the Company was dependent upon the funds provided by non-interest bearing loans from the Company's executive officer and directors, from a consultant, as well as from the private placement of its securities to private investors.

The Company during 1998, as a result of the effective interruption by local PTT's in West Africa, ceased its efforts to market call-back services.
As a result, the Company canceled rights of ETLC to 47 million Shares.
The Company does not project any further revenues or business efforts for call-back in West Africa.

While the Company continued to pursue orders for generic pharmaceutical products from West Africa, which efforts the Company has accelerated following the end of its year, in about August, 1998, the Company's consultant, ETLC, terminated its former West African representative. The Company with ETLC has established a relationship with a new West African group, which new representatives have contacts and business operations in Senegal, Mali and Guinea. The Company believes that the new affiliation through ETLC with the West African representatives will permit it to increase the level of orders for pharmaceutical products in the entire West African region, and indeed during June 1999 registration of approximately 30 new pharmaceutical products have commenced in the Republic of Mali, with samples, certificates of analysis and other product registration documentation having been transmitted. However, during the last half of 1998, as a result of the requirement to change of West African representation, the Company's sales of such products in Mali were less than anticipated.

Nevertheless, the Company continues to receive requests for generic pharmaceutical products from both the public and private sectors in West Africa, and as noted above, ETLC has arranged for the delivery samples, certificates of analysis and related documents for over thirty pharmaceutical products. The Company has sourced these products from pharmaceutical manufacturers in India at pricing levels that will permit the Company to achieve satisfactory gross profit margins. The Company hopes to begin to deliver these products and receive products requests and purchase orders before the end of the third quarter of 1999.

In order to enhance its ability to increase the size of its purchase orders and indeed its ability to source generic pharmaceutical products, the Company has recently entered into agreements with an additional manufacturer of generic pharmaceuticals in India. The Company is also seeking to secure rights from a manufacturer of a Hepatitis B diagnostic test kit from India for marketing in Africa, South America, Europe and Asia, for the purpose of generating additional sales revenues and customers for the Company. There can be no assurance that the Company will be successful in securing rights to market the Hepatitis B test kit, or if successful in securing such rights that it will be able to generate sales of such product in any market.

The Company during 1998 continued efforts to both increase its product lines and the effectiveness of its West African representation, for the purpose of hopefully establishing a base for increased sales revenues before the end of 1999.

The Company has also recently been informed by its representative in Brazil that following the final stage of human testing and the registration of the US manufactured dengue fever test kit that it has received approval for the sale of the test kit in the State of Roraima. In fact, during May, 1999, the first shipment under the order for 2000 dengue fever test kits were made and the Company projects increased orders from other States in Brazil with the approval of the National Health Foundation, Brazil's equivalent of the FDA. The sale of the dengue fever test kits, which required longer approval time than the Company initially anticipated in 1998, commenced with the start of the Brazilian rainy season. With final approvals from Brazil, the Company could generate increased sales of dengue fever test kits for the entire country annually, although there can be no assurance as to the timing or amount of actual sales. However, the Company has been informed that dengue fever is becoming an increasingly more serious disease in Brazil (and elsewhere in the world's tropical climates) and the Company believes that it should be able to generate orders for dengue fever test kits from West Africa as well as Brazil during 1999 and thereafter.

The ability to generate increasing orders in the future shall be dependent, in part, on the Company's concluding an extension of its arrangement with ETLC, among other parties. Generic pharmaceuticals are an extremely cost sensitive market, especially in developing countries where the Company is doing business. This has led the Company and its consultants together with their new representatives to devote a significant period of time during 1998 to the establishment and furthering of relationships in West Africa and Brazil, as well as sourcing generic pharmaceuticals and diagnostic test kits at competitive pricing.

Since 1997, the Company, with the direct assistance of its consultants, has developed and continues to seek out sourcing for generic pharmaceuticals, at highly competitive pricing, from foreign manufacturers. Further, the Company is continuing to develop additional sources for products in order to fill present requests for products and anticipated future purchase orders received from West Africa. The Company does not believe that it is presently dependent upon any one source, nor does it believe that it will become dependent upon any manufacturer of generic pharmaceutical products or other products that it is presently marketing.

The Company's ability to continue to ship the products that are the subject of the product requests from West Africa is essential to the Company's goal of generating increased levels of operating revenues from its pharmaceutical and medical products businesses in West Africa, and its hope for expanding its recently commencing dengue fever test kit business in Brazil.

The Company does not believe that it will be dependent upon any single manufacturer of generic pharmaceutical products, although the Company has been sourcing products only from India, which has proved capable of providing pricing at advantageous levels.
Further, with respect to dengue fever test kits, the Company only has a relationship with one manufacturer, which is the only manufacturer which has an approved and registered dengue fever test kit product in Brazil. The
Company's goal during 1999 is to secure relationships with several additional manufacturers and distributors, whether pursuant to exclusive or non-exclusive distribution and marketing agreements or otherwise, in order to be able to fill product requests and purchase orders for an increased variety of products.

Following its agreement with GTCC in 1998, the Company anticipated that revenues would commence from the interim stock purchase prior to the end of 1998. In fact, the Company announced initial orders for GTCC's telecommunications and Internet telephony products and services from GTCC 's distributor in Canada. Following GTCC's recently introduced enhancements to its Internet telephony business services, which shall permit its subscribers to use its services worldwide, the Company's affiliate, GTCC, projects that it will begin to receive revenues in or about July 1999, as GTCC's subscribers may now access and place Internet telephony communications of full voice, data, fax features to and from Asia, South America and elsewhere, to the US or any other world-wide location. To date, GTCC has not generated any operating revenues for the Company, nor can there be any assurance that any distributions will be received from GTCC during the near term. GTCC now projects that during the second half of 1999, it will begin to generate operations with GTCC's increased subscriber base and monthly revenues, with an increased calling volume, principally from Venezuela and Colombia in South America.

Liquidity and Capital Resources

The Company, at December 31, 1998, had virtually no current assets compared to current assets of $64,460 at December 31, 1997, and compared to $5,000 in current assets at the end of the 1996 year. To assist the Company in its cash flow requirements which are presently estimated at $5,000 per month, the Company during 1998 received only $56,000, net of commissions, from private placement funds, compared to $122,000, net of commissions, from the private placement funds in 1997. The units were priced at $.04 per unit (the price of the Company's Shares on January 15, 1997, the date of the private placement subscription agreement), each unit consisting of one Share and one common stock purchase option exercisable to purchase an additional Share at $.08.
The Company has extended the maturity date for the exercise options issues as part of the unit private placement. However, to date, none of the options issued as part of the units have been exercised by private investors and the Company does not presently anticipate any such exercise, based upon the recent prevailing prices.

During 1999, to date, the Company has received $70,000 from the exercise of options. The Company continues to be dependent upon the willingness of the Company's executive officers, directors and its consultants to accept shares in lieu of cash compensation for continued services to the Company. The trading price of Shares of the Company's common stock during the past two months has been primarily in the range of $.03 to $.04. While the Company was successful in raising $178,000 net of commissions in investment capital in the unit private placement during 1997 and 1998, there can be no assurance that the Company will be able to continue to raise private capital or receive funds from the exercise of options at terms and conditions satisfactory to the Company.

Based upon the Company's present liquid resources and based upon its present monthly operating expenses of $5,000, the Company will be able to operate for approximately five months, if no additional revenues are generated from operations, exercise of options, private placement funds or any other sources.


However, the Company believes that it will be generating increased operating revenues during the remainder of 1999, as a result of its new West African representatives, and the additional shipments of generic pharmaceuticals to West Africa, as well as the commencement of shipments and sales of dengue fever test kits to Brazil, and revenues from the affiliation with GTCC. The Company will continue to explore potential joint ventures and acquisitions of firms with positive cash flow, upon which it hopes to develop and expand its business and operations.


ITEM 7. FINANCIAL STATEMENTS
----------------------------

The financial statements for the year ended December 31, 1998 are attached hereto with comparative financial statements for 1997.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.
-------------------------------------------------------

The Company's financial statements for the years ended December 31, 1995, 1996 and 1997 were audited by the firm of Grant-Schwartz Associates, CPA's. In that letter to the Company, the accounting firm of Grant-Schwartz Associates, CPA's, informed the Company that it has ceased its accounting practice, and as a result, it was resigning from the engagement. As a result, the Company retained the accounting firm of Dohan and Company, CPA's to complete the audit for the year ended December 31, 1998 and the firm of Grant Schwartz Associates agreed to cooperate with the Company in transmitting copies of all records necessary for Dohan and Company, CPA's, to complete the 1998 audit.
The Company has also continued to engage the services of John A. Coniglio, CPA, of the accounting firm of Rodriguez, Kinzbrunner and Coniglio, to assist the Company by working as a liaison with its auditors. Mr. Coniglio has continued to assist the Company in working with its outside auditors since 1995.

During the past two years and through the date of the resignation of the accounting firm of Grant Schwartz Associates, there were no disagreement(s) with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. The engagement of Dohan and Company, CPA's, independent public accountants, 7700 North Kendall Drive, Suite 204, Miami, FL 33156 is attached as an exhibit to this Annual Report on Form 10-KSB. However, the change in the Company's independent auditors did cause a delay in the filing of this report.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
--------------------------------------------------------------------

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a) The directors and executive officers are:

       Name			            	Age  Title

Jerrold R. Hinton		        56	  President, Chief Executive Officer,
                                and a Director

Thomas J. Craft, Jr., Esq.	34	  Secretary, Corporate Counsel and a Director

All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and shall qualify. Officers serve at the discretion of the Board of Directors.

Jerrold R. Hinton has served as President, Chief Executive Officer and a Director of the Company from March 1995 to the present in a full time capacity, following the change of the Company's operations from that of Tera West Ventures to that of the Company. Dr. Hinton, a graduate of Florida State University, holds bachelors, masters and doctorate degrees in management, engineering, surveying, real estate and construction. From 1992 to early 1995, prior to joining Registrant in his present capacity Dr. Hinton served as an officer of United Biomedical, Inc. (UBI), a private company.
Dr. Hinton was not a shareholder of UBI.

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

(B) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

Name of Filer		     		Report Not Filed
Jerrold R. Hinton			  Forms 4 and 5
Thomas J. Craft, Jr.		Forms 4 and 5

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

SUMMARY COMPENSATION TABLE


                                                            						Long Term Compensation


                 				  Annual Compensation	           			Awards		         				      Payouts
(a)			          (b)	  (c)	   (d)		      (e)			          (f)		   	   (g)			         (h)		            (i)
							                                  Other Annual		  Restricted		Securities 				                 All other
Name and		  	            	               Compen-		       Stock		 	   Underlying		   LTIP		           Compen-
Principal			 		          	               sation	 		      Award(s)		  Options/SAR's 	Payouts	         sation
Position (*)	  	Year	  Salary	Bonus($)	  ($)			          (#)	  		    ($)			         ($)		            ($)
---------------------------------------------------------------------------------------------------------------
Jerrold Hinton
President, CEO		1998	  0	     0           0            			0        			0	            	0                0

Jerrold Hinton
President, CEO		1997	  0	     0		         0			            0			        0			           0		              0

Jerrold Hinton
President, CEO		1996	  0	     0		         0			            0			        0			           0		              0

(*) Mr. Hinton has served as the Company's chief executive officer and president during the respective years set forth above. Mr. Hinton was issued shares in registration statements on Form S-8 during 1997 and 1996 in consideration for his continued services to the Company.

The Company has not had sufficient funds to pay its executive officers or directors during 1998 or any prior year. To date, the Company has not commenced payment of any salaries, but has executed a three (3) year employment agreement with Dr. Jerrold R. Hinton, who has agreed to serve the Company in a full time capacity of President and Chief Executive Officer, as well as a director of the Company. The agreement provides for the payment to Mr. Hinton of $100,000 per annum, commencing October 1, 1996, which salary had been accrued but unpaid since the commencement of the agreement. The Company, during 1998, issued to Dr. Hinton, its president and chief executive officer, a total of 4,500,000 million Shares, which Shares were valued at $74,000, based upon the average of the bid and asked price of the Shares on the dates of issuance during the year. The Company also issued to Thomas J. Craft, Jr., Esq., the Company's corporate secretary, securities counsel and a director a total of 8,500,000 million Shares, which Shares were valued at $151,000, based upon the average of the bid and asked price of the Shares on the dates of issuance during the year. These Shares were issued in consideration of the continued and valuable services provided to the Company by such persons, neither of whom were paid any cash compensation in 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

As of June 15, 1999, the security ownership of the following persons and entities, who were either executive officers of the Company or were known to the Company to own more than five percent (5%) of the Company's outstanding voting securities was as follows:


(1)			               (2) 	                             (3)               			(4)
Title of Class		     Name and Address of		             Amount and	           Percent
			                  Beneficial Owner		                Nature of			          of
							                                                Beneficial Ownership		Class (1)
Common Stock	        Jerrold R. Hinton		               6,000,000	           	2.35%
			                  110 N. Center St.
			                  Suite 202
			                  Hickory, NC 28601

Common Stock	        Thomas J. Craft, Jr.		            3,000,000	           	1.18%
                  			11000 Prosperity Farms Rd.
			                  Palm Beach Gardens, FL 33440


	(1) Based upon 251,137,560 shares issued and outstanding at June 15, 1999.




ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

During 1998, the Company had no business transactions with related parties. The Company, however, did issue Shares to its two executive officers-directors in consideration for continued services to the Company, and received loans from shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

Exhibit No.		      Document Description				                        Page No.


3.1			             Articles of Incorporation (filed as
                   Exhibits 3.1, 3.2 and 3.3 to the Company's
                   Registration Statement on Form 10-SB and
                   incorporated herein by reference)

3.2			             Bylaws (filed as Exhibit 3.4 to the Company's
                   Registration Statement on Form 10-SB and
                   incorporated herein by reference)

10(iii)	          	Material Contracts-Consulting Agreements and
                   Employment Agreement (filed as Exhibits to
                   Registration Statements on Form S-8 and
                   post-effective amendments thereto and
			                incorporated herein by reference)

10(iv)			          Contract and Convertible Secured Note between
                   the Company and Global Transmedia Communications
                   Corporation (to be filed by amendment)


27	              		Financial Data Schedule

(b) During 1998, the Company filed a Report on Form 8-K on February 19, 1998, reporting the relocation within Hickory, NC of its executive offices to is present location. The Company has also filed a Report on Form 8-K on May 28, 1999, reporting the change in its independent accountants to the firm of Dohan and Company.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   AMERICAN DIVERSIFIED GROUP, INC.
   --------------------------------
			By: /s/ Jerrold R. Hinton
			Jerrold Hinton, President, Chief Executive Officer and Director

			Dated: June 29, 1999


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

				/s/ Thomas J. Craft, Jr.
 			Thomas J. Craft Jr., Secretary and Director


                           AMERICAN DIVERSIFIED GROUP, INC.
                           FORMERLY TERA WEST VENTURES, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           FINANCIAL STATEMENTS DECEMBER 31, 1998



C O N T E N T S
---------------


                                                               					PAGE


INDEPENDENT AUDITOR'S REPORT                                       	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets	                                                    	F-3

Statements of Loss and Accumulated
Deficit during the Development Stage		                              F-4

Statements of Cash Flows                                            F-5

Statements of Deficiency in Assets		                                F-6

Notes to Financial Statements		                                     F-7 - F-16

Dohan and Company                                  7700 North Kendall Drive #204
Certified Public Accountants                          Miami, Florida 33156-7578
A Professional Association                         Telephone: 305-274-1366
                                                   Fascimile: 305-274-1368

INDEPENDENT AUDITORS REPORT
---------------------------

Board of Directors
American Diversified Group, Inc.
(A Development Stage Company)
Hickory, North Carolina

We have audited the accompanying balance sheet of American Diversified Group, Inc. (a Development Stage Company) as of December 31, 1998, and the related statements of loss and accumulated deficit during the development stage, cash flows, and deficiency in assets for the year then ended. These financial state-ments are the responsibility of the Company's managment. Our responsibility is to express an opinion on those financial statements based on our audit. The financial statements of American Diversified Group, Inc. (a Development Stage Company) as of December 31, 1997, and for the year then ended were audited by other auditors whose report dated July 1, 1998, on those statements included an explanatory paragraph that referred to the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing stand-ards. Those standars require that we plan and perform the audit to obtain reasonable assurance about whether the financial are free of material misstate-ments. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Diversified
Group, Inc. (a Development Stage Company) at December 31, 1998 and the result of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 7 to the financial statements, the Company has been noti-fied are filing a lawsuit alleging breach of a consulting agreement, non-circ-umvention and non-disclosure agreement, and default on a promissory note of $15,000, which the Company has written-off. The Company believes that the agreement provided for arbitration in the event of any dispute. The Company further believes that it owes no additional compensation to the consultants and the promissory note has been satisfied, as a result of the consideration given to the consultants, the consultants' resignation, and their failure to provide services required under the consulting agreement. The outcome of this dispute cannot presently be determined, but management is of the opinion will not have a material impact on the Company's financial position. Accordingly, no provi-sion for any liability that may result has been made in the financial state-ments. Nevertheless, due to uncertainties with this dispute, it is at least reasonably possible that management's view of the outcome will change in the near term as the result of preparation for preliminary hearings, discovery proceedings and arbitration as well as evaluation of potential counterclaims.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from opera-tions and other transactions, has a working capital deficiency and has a deficiency in assets that raise substantial doubt about its ability to contin-ue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/ Dohan and Company, PA
                                              Certified Public Accountants

June 23, 1999
Miami, Florida

Member:
Florida Institute of Certified Public Accountants
American Institute of Certified Public Accountants Private Companies and SEC Practice Sections
International Offices in Principals Cities World-Wide






                             AMERICAN DIVERSIFIED GROUP, INC.
                             FORMERLY TERA WEST VENTURES, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET

December 31,                       1998                    1997

ASSETS

CURRENT ASSETS

 Cash                                $   30             $  11,069
 Accounts receivable                   -                   48,391
 Inventory                             -                    5,000
 Refundable taxes                     2,986                  -
                                     ------                ------
    TOTAL CURRENT ASSETS              3,016                64,460
                                     ------                ------
PROPERTY AND EQUIPMENT, NET (NOTE 2)  8,753                20,452
                                     ------                ------


OTHER ASSETS


 Deposits                              570                    570
 Contractual advances to
 acquire common stock (Note 3)     222,350                   -
 Miscellaneous receivable
 (less $100,000 allowance for
 uncollectibility) (Note 3)            -                     -
                                   -------                  -----
    TOTAL OTHER ASSETS             222,920                    570
                                   -------                  -----

TOTAL ASSETS                      $234,689                $85,482
                                   =======                 ======
LIABILITIES AND DEFICIENCY IN ASSETS

LIABILITIES

 Accounts payable                 $ 15,174               $ 53,094
 Accrued expenses and other
 liabilities (Note 4)              236,523                131,519
 Notes payable -
 stockholders (Note 6)             215,671                155,521
                                   -------                -------
 TOTAL CURRENT LIABILITIES         467,368                340,134
                                   -------                -------

 COMMITMENTS AND CONTINGENCIES (NOTE 7)

 DEFICIENCY IN ASSETS (NOTE 9 AND 10)

 Preferred stock, Series A,
 $10 par value, 50,000 shares authorized;
 none outstanding

 Common stock, $.001 par value, 350,000,000
 shares authorized, 230,762,560 shares
 issued and outstanding; 200,000,000
 authorized, 157,812,560 shares issued
 and outstanding                                230,762                 157,812
 Additional paid-in capital                  18,224,619              16,848,669
 Stock subscriptions paid in advance               -                     51,500
 Deferred consulting fees (Note 5)             (397,160)               (758,276)
 Deficit accumulated prior to the
 development stage                           (8,811,789)             (8,811,789)
 Deficit accumulated during the
 development stage                           (9,479,111)             (7,742,568)
                                             -----------             -----------
 TOTAL DEFICIENCY IN ASSETS                    (232,679)               (254,652)
                                             -----------             -----------

 TOTAL LIABILITIES AND DEFICIENCY IN ASSETS $   234,689              $    85,482
                                             ===========              ==========

See accompanying notes.





                            AMERICAN DIVERSIFIED GROUP, INC.
                            FORMERLY TERA WEST VENTURES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
      STATEMENTS OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE




                                                                     Cumulative
                                                                     During the
                               For the         For the               Development Stage
                              Year Ended       Year Ended            January 1,1996 to
                              Dec. 31, 1998    Dec. 31, 1997         Dec. 31, 1998



REVENUES

 Sales                          $ 66,422          70,769               137,191
 Cost of sales                    57,230          67,933               125,163
                                --------          ------               -------
     GROSS MARGIN                  9,192           2,836                12,028
                                --------          ------               -------

EXPENSES

 Consulting fees               1,577,573       3,156,974             8,690,815
 Officer's salary                100,000         100,000               225,000
 Professional fees                24,911          54,526               141,850
 Reimbursed consultants'
 Expenses                              0           1,065               127,974
 Telephone                        13,588          14,291                54,288
 Other operating expenses         37,465          86,293               206,429
                               ---------       ---------             ---------
    TOTAL EXPENSES             1,753,537       3,413,149             9,446,356
                               ---------       ---------             ---------



LOSS FROM OPERATIONS          (1,744,345)     (3,410,313)           (9,434,328)
                              -----------     -----------           -----------
OTHER INCOME (EXPENSE)
 Forgiveness of indebtedness        -               -                   50,000
 Gain on settlements                -               -                    4,795
 Loss on abandonment of
 Acquisitions                       -               -                 (107,380)
 Other income                      7,802            0                    7,802
                                   -----            -                 ---------
  NET OTHER INCOME (EXPENSE)       7,802            0                  (44,783)
                                   -----            -                 ---------
NET  LOSS                     (1,736,543)     (3,410,313)           (9,479,111)
                              ===========     ===========           ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING    212,320,916     107,997,315           124,968,852
PRIMARY AND FULLY DILUTED)   ===========     ===========           ============


BASIC NET LOSS PER SHARE          ($0.01)         ($0.03)               ($0.08)
(PRIMARY AND FULLY DILUTED)       =======         =======               =======

See accompanying notes




                              AMERICAN DIVERSIFIED GROUP, INC.
                              FORMERLY TERA WEST VENTURES, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS


                                                             Cumulative
                                                             During the
                             For the         For the         Development Stage
                             Year Ended      Year Ended      January 1, 1996 to
                             Dec.31, 1998    Dec.31, 1997    Dec. 31, 1998

CASH FLOWS FROM
OPERATING ACTIVITIES
 Net loss                    (1,736,543)     (3,410,313)            (9,479,111)
 Adjustments to reconcile
 net loss to net cash used
 by operating activities:
 Depreciation                     7,076           6,324                 17,882
 Amortization of deferred
 consulting fees                969,116         834,474              4,860,340
 Loss on abandoned
 Acquisitions                      -               -                   107,380
 Forgiveness of indebtedness       -               -                   (50,000)
 Common stock exchanged
 for services                   608,457       2,322,500              3,859,957
(Increase) decrease in assets:
 Accounts receivable             48,391         (48,391)                  -
 Inventory                        5,000            -                     5,000
 Increase (decrease)
 in liabilities:
 Accounts payable               (37,921)           -                   (37,921)
 Accrued liabilities            105,004         116,119                271,791
                                --------       ---------              ---------
 NET CASH USED BY
 DEVELOPMENT STAGE
    OPERATING ACTIVITIES        (31,420)       (179,287)              (444,682)
                                --------       ---------              ---------

CASH FLOWS FROM INVESTING
ACTIVITIES
 Acquisition of property
 and equipment                     -             (9,134)                (9,684)
 Payments for possible
 Acquisitions                      -               -                  (107,380)
 Deposits                          -               -                      (570)
                                --------        --------              ---------
   NET CASH USED BY
   INVESTING ACTIVITIES            -             (9,134)              (117,634)
                                --------        --------              ---------
CASH FLOWS FROM FINANCING
ACTIVITIES
 Sale of common stock              -            173,500                335,500
 Proceeds from long-term
 note payable to officer         50,381          55,000                280,902
 Payments on notes payable
 to potential investees         (15,000)        (25,000)               (40,000)
 Payment for loan receivable
 to potential investees         (15,000)           -                   (15,000)
 Cash overdraft                    -             (4,010)                  -
                                --------        --------               ---------
    NET CASH PROVIDED BY
    FINANCING ACTIVITIES         20,381         199,490                561,402
                                --------        --------               ---------
NET (DECREASE) INCREASE IN
 CASH AND EQUIVALENTS           (11,039)         11,069                   (914)

CASH AND EQUIVALENTS
- BEGINNING                      11,069            -                       944
                                --------        --------               ---------
CASH AND EQUIVALENTS
- ENDING                       $     30          11,069                     30
                                ========        ========               =========

SUPPLEMENTAL DISCLOSURES

Cash paid during the year for:
  Interest                   $     -               -                      -
  Income taxes               $     -               -                      -

Cash and common stock given
by shareholders to potential
investee on behalf of the
Company for note payable     $  167,358            -                   167,358

In addition to amounts
reflected above, common
stock was issued for:
 Contractual advances to
 acquire common stock        $   40,000            -                    40,000
 Settlement of debt          $    7,000            -                     7,000
 Consulting services         $1,396,400       3,307,500              8,667,400
                             ==========       =========              =========




                           AMERICAN DIVERSIFIED GROUP, INC.
                           FORMERLY TERA WEST VENTURES, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF DEFICIENCY IN ASSETS

                                                                                Accumulated    Accumulated
                                                     Stock                      Deficit        Deficit
                                       Additional    Subscription  Deferred     Prior to the   During the   Total
                     Common Stock      Paid-in       Paid in       Consulting   Development    Development  Deficiency
Description         Shares    Amount   Capital       Advance       Fees         Stage          Stage In     Assets

Balance,
January 1, 1996   $42,642,560  42,642   9,408,839     $  -         (630,000)     (8,811,789)      -          9,692

Issued shares
for services       26,550,000  26,550   3,936,950        -       (3,034,500)           -          -        929,000
Amortization of
deferred
consulting fees          -       -           -           -        3,056,750            -          -      3,056,750
Shares issued for
Possible
Acquisitions        2,000,000   2,000      (2,000)       -             -               -          -           -
Shares cancelled
per settlement     (8,530,000) (8,530)      8,530        -             -               -          -           -
Shares issued
for cash              900,000     900     161,100        -             -               -          -        162,000
Net loss for
the year 1996            -       -           -           -             -               -     (4,332,255)(4,332,255)
                   ------------------------------------------------------------------------------------------------
Balance,
Dec. 31, 1996      63,562,560 $63,562 $13,513,419       $-        $(607,750)    $(8,811,789)$(4,332,255) $(174,813)
                   ------------------------------------------------------------------------------------------------

Shares issued
for services       91,000,000  91,000   3,216,500        -         (985,000)           -           -     2,322,500
Amortization of
deferred con-
sulting fees             -       -           -           -          834,474            -           -       834,474
Shares issued
for possible
acquisitions        3,250,000   3,250     118,750        -             -               -           -       122,000
Stock subscription
paid in advance          -      -            -         51,500          -               -           -        51,500
Net loss for
the year 1997            -      -            -           -             -               -     (3,410,313)(3,410,313)
                    -----------------------------------------------------------------------------------------------
Balance,
Dec.31, 1997      157,812,560 $157,812 $16,848,669     $51,500    $(758,276)    $(8,811,789)$(7,742,568) $(254,652)
                  -------------------------------------------------------------------------------------------------

Shares issued
for services       72,700,000   72,700   1,317,700        -        (608,000)           -           -       782,400
Amortization of
deferred con-
sulting fees             -        -            -          -         969,116            -           -       969,116
Shares issued
for extinguishment
of debt               700,000      700       6,300        -            -               -           -         7,000
Shares issued
for cash            1,550,000    1,550      60,450     (62,000)        -               -           -          -
Stock subscription
receivable
charged off              -        -        (10,500)     10,500         -               -           -          -
Shares returned
and cancelled      (2,000,000)  (2,000)      2,000        -            -               -           -          -
Net loss for
the year 1998          -          -           -           -             -               -     (1,736,543)(1,736,543)
--------------------------------------------------------------------------------------------------------------------
Balance,
Dec.31, 1998      230,762,560 $230,762 $18,224,619        -         (397,160)     (8,811,789) (9,479,111)  (232,679)
====================================================================================================================

See accompanying notes



Dohan and Company           7700 North Kendall Drive, #204
Certified Public Accountants	 Miami, Florida  33156-7564
A Professional Association	Telephone:  (305) 274-1366
		Facsimile:  (305) 274-1368
  INDEPENDENT AUDITOR'S REPORT


Board of Directors
American Diversified Group, Inc.
(A Development Stage Company)
Hickory, North Carolina

We have audited the accompanying balance sheet of American Diversified Group, Inc. (A Development Stage Company) as of December 31, 1998, and the related statements of loss and accumulated deficit during the development stage, cash flows, and deficiency in assets for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of American Diversified Group, Inc.
(a Development Stage Company) as of December 31, 1997, and for the year then ended were audited by other auditors whose report dated July 1, 1998, on those statements included an explanatory paragraph that referred to the Company's ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Diversified Group, Inc. (a Development Stage Company) at December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 7 to the financial statements, the Company has been notified that certain consultants are filing a lawsuit alleging breach of a consulting agreement, non-circumvention and non-disclosure agreement, and default on a promissory note in the amount of $15,000, which the Company has written-off. The Company believes that the agreement provided for arbitration in the event of any dispute. The Company further believes that it owes no additional compensation to the consultants, and that the promissory note has been satisfied, as a result of the consideration given to the consultants, the consultants' resignation and their failure to provide services required under the consulting agreement. The outcome of this dispute cannot presently be determined, but Management is of the opinion that it will not have a material impact on the Company's financial position. Accordingly, no provision for any liability that may result has been made in the financial statements. Nevertheless, due to uncertainties with this dispute, it is at least reasonably possible that Management's view of the outcome will change in the near term as the result of preparation for preliminary hearings, discovery proceedings and arbitration as well as evaluation of potential counterclaims.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations and other transactions, has a working capital deficiency and has a deficiency in assets that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

					/s/ 	Dohan and Company, PA
				      Certified Public Accountants
          June 23, 1999
          Miami, Florida


Member:
Florida Institute of Certified Public Accountants
American Institute of Certified Public Accounts Private Companies and SEC Practice Sections Accounting Group International Offices in Principal Cities World-Wide.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
-----------------------------------------------------

Organization and Capitalization

American Diversified Group, Inc. (Company) was organized January 16, 1979, under the laws of the State of Nevada as Terra West Homes, Inc. On March 15, 1995, the Company's name was changed to American Diversified Group, Inc. at which time the authorized shares of common stock were increased from 25,000 shares to 25,000,000 shares and the par value was reduced from $1 to $.001 per share. On the same date, the Company approved a 40 for 1 stock split on outstanding shares. On July 17, 1996, the authorized shares were increased to 200,000,000 shares. On March 6, 1998, the authorized shares were increased to 300,000,000 shares and on March 10, 1998, the authorized shares were then increased to 350,000,000 shares.

On April 7, 1993, the Company amended its Articles of Incorporation and authorized 50,000 shares of preferred Series A stock with a par value of $10 per share. No shares of preferred Series A stock are outstanding.

Nature of Operations

During 1996, the Company became a development stage company. During 1997 and 1998, the Company generated initial, but limited, sales and receivables from the shipment of orders for generic pharmaceuticals and the sale of telecommunication services to customers in West Africa. The Company is presently engaged in raising capital, marketing, sourcing products and the sale of generic pharmaceuticals, medical diagnostic test kits, and telecommunications products and services in West Africa and Brazil. In 1998 and 1997, pharmaceutical products represented 81% and 73.5% of sales and telecommunication services 19% and 27.6% of sales, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents. Inventory

Inventory consisted of medical supplies and equipment held for resale and was stated at the lower of cost or market. Cost was determined on a first-in, first-out basis.

Property and Equipment

Property and equipment consists of equipment and leasehold improvements, which are stated at cost. Depreciation is based on the estimated useful lives of the assets, using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

Income Taxes

Income taxes are computed under the provisions of the Financial
Accounting Standards Board (FASB) Statement 109 No. (SFAS 109),
Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)
----------------------------------------------------------------
Advertising costs

Advertising costs are charged to operations in the period incurred.

Deferred Consulting Fees

The Company has issued shares of its common stock to consultants for services rendered and to be rendered. The fair market value of the shares issued for future services is recorded as deferred consulting fees and is shown as a separate component of stockholders' equity. The deferred fees are amortized to expense on a straight-line basis over the term of the respective consulting agreements.

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.

Concentrations of Credit Risk and Economic Dependence

The Company has made limited sales in third world countries. Consequently, the Company's ability to collect the amount due from customers may be affected by economic fluctuations and political turmoil in these geographical locations.

The Company entered into an initial consulting agreement with Emerging Trends Linkages Corp. (ETLC) in February 1996, for the purpose of seeking purchase orders for the distribution and sale of a variety of generic medical/pharma-ceutical products.
ETLC is the primary distribution source of the Company resulting in an economic dependence.

Use of Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.
Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Basic Net Loss Per Common Share

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during each period. The basic net loss is computed by dividing the net loss by the average number of common shares outstanding during each period. Available stock options at December 31, 1998, were anti-dilutive and not considered common stock equivalents for purposes of computing loss per common share.

Reclassifications and Restatements

	Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation of the current year financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)
----------------------------------------------------------------
Impairment of Long-Lived Assets

During fiscal 1997, the Company adopted FASB Statement No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires that impairment losses are to be recorded when long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.
Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell. To date there have been no material adjustments for impairment of long-lived assets.

NOTE 2.	PROPERTY AND EQUIPMENT
------------------------------

Property and equipment consisted of the following:

		                                 	1998		                 	1997

		Medical equipment	               $ 	-                   	$21,656
	 Office furniture and equipment   	14,218                		12,094
                                   -------                  ------
                                    14,218		                33,750
	 Accumulated depreciation	         (5,465	                 (3,298)
			                                -------                 -------
 	Property and equipment,
  net book value                   	$8,753		               $20,452
				                               =======                 =======

Total depreciation expense for the years ended December 31, 1998 and 1997, amounted to $7,076 and $6,324, respectively.

NOTE 3.	  ACQUISITIONS AND ADVANCES
-----------------------------------

Contractual Advances to Acquire Common Stock

In March 1998, the Company entered into a letter of intent for the purchase of stock with Global Transmedia Communication Corporation (GTCC), formerly Telephonetics Overseas Corporation of Miami, Florida. The letter of intent was modified by an interim agreement dated August 26, 1998. GTCC is engaged in the business of providing state of the art telecommunications hardware and audio content for on-hold and website messaging and advertising. GTCC also distributes internet telephony equipment and services for sale in the domestic and foreign markets. Under the Company's letter of intent with GTCC, the Company has the right to acquire up to 45% of GTCC for $700,000.
In an interim agreement, with GTCC, the Company negotiated for the right to purchase up to 80% of GTCC, for consideration based upon certain levels of subscribers and expected gross revenues of GTCC. To the date, the Company has advanced approximately $222,350, which has been accounted for as a secured loan from the Company to GTCC, subject to the Company's right to convert the loan to GTCC common shares. Based upon the projected revenues of GTCC, the Company believes GTCC should generate sufficient revenues on a monthly basis to enable it to repay the loan from the Company pursuant to its terms or sufficient revenues will have been achieved to require the Company to acquire a portion of GTCC's common stock at favorable terms. In any event, the amounts advanced to GTCC remain speculative in nature.

At the option of the Company, but not before December 31, 1999, the debt shall be repaid with accrued interest at 10% annually over a period of thirty-six months beginning ninety days after demand.

NOTE 3.	  ACQUISITIONS AND ADVANCES (CONTINUED)
-----------------------------------------------
Shares Issued and Canceled

The Company entered into an agreement with United Biomedical Inc. (UBI) on
June 16, 1996, to acquire UBI.   In connection with the agreement to acquire
UBI, the Company issued two million restricted shares of common stock. Subsequently, the Company and UBI agreed that the acquisition should not take place and that the two million shares should be returned to the Company's treasury. On July 2, 1998, two million shares of common stock were returned and canceled.

Miscellaneous receivable

During 1996, the Company entered into an agreement to acquire Imaging Systems Synergies, Inc. (ISS). During negotiations with respect to the proposed acquisition, the Company advanced $100,000 to assist ISS in continuing its operations while the Company pursued its due diligence efforts.

Following the completion of the due diligence effort, the Company concluded that it should not acquire ISS and, after consulting with counsel, pursued a cause of action against ISS for damages, including recovery of the $100,000 advance. It cannot be determined at this time whether the Company will be successful in recovering any damages against ISS.

NOTE 4.  ACCRUED EXPENSES AND OTHER LIABILITIES
-----------------------------------------------

Accrued expenses and other liabilities consisted of the following:

                                 			1998		                	1997

Compensation - officer            $ 225,000	             $	125,000
Professional fees	                    8,000	                  -
Payroll taxes		                       3,523	                 6,517
                                  ---------              ---------
                              			 $ 236,523              $ 131,517
                                  =========              =========

NOTE 5.  DEFERRED CONSULTING FEES
---------------------------------

In 1996, the Company entered into a three-year service agreement with Emerging Trends Linkages Corp. (ETLC) for consulting services. The services of ETLC are intended to support the sale of generic pharmaceutical products and call back services in Africa.
Further, ETLC is to work on the approval from the National Health Foundation of Brazil for the sale of dengue fever test kits. In accordance with the contract, the Company issued shares of its common stock, as well as options for the purchase of common stock, in exchange for current and future consulting services. (See Note 9.)

The Company entered into a three-year agreement with Higher Ground, Inc., for consulting services commencing October 1, 1997. Higher Ground, Inc., is to pursue joint ventures with United States and foreign pharmaceutical manufacturers. It is commencing negotiations with certain third parties for the sale of medical products in the international markets. In that connection, the Company has issued shares of its common stock in exchange for current and future consulting services. (See Note 9)

NOTE 5.  DEFERRED CONSULTING FEES (CONTINUED)
---------------------------------------------

In 1997, the Company engaged the services of Corporate Seminars Advisors, Inc. under a consulting agreement. The Company has issued shares of common stock in exchange for consulting services. The fair market value of these services has been amortized over the term of the agreement. There were no unamortized fees at the end of 1998 or 1997 related to this contract.

The deferred consulting fees consisted of the following:

                     		 1998		                   	1997

Higher Ground, Inc.	    $94,818	                  $	101,250
ETLC		                  302,342		                   657,026
                   	    -------                   ---------
				                  	$397,160                  	$ 758,276
                        =======                     =======
The fair market value of these future services has been amortized over the term
of the agreement.   Consulting fees amortized under these agreements was
$969,116 and $834,474 for the years ended December 31, 1998 and 1997, respectively.

NOTE 6.	RELATED PARTY TRANSACTIONS
----------------------------------
Notes Payable - Shareholders

As of December 31, 1998 and 1997, the Company is obligated under seven convertible promissory notes payable to shareholders as follows:

	                        								1998        	1997

		Former director	             $	75,000	    $	75,000
		Current officer		              80,921		     35,521
		Consultant		                     -        		10,000
		Consultant		                   39,000   		   5,000
		Consultant		                    5,000       	 -
		Consultant		                   15,750		       -
		Consultant		                     -        		30,000
                                 ------       ------
                               $215,671    	$155,521
                                =======      =======

These notes principally represent advances to the Company by officers, directors and shareholders. There is no formal repayment plan, the notes bear no interest and are convertible into common stock.

Employment Agreement

Effective October 1, 1996, the Company entered into a three-year employment agreement with its President wherein the Company agreed to pay compensation of $100,000 annually, payable monthly at the rate of $8,333. In accordance with the agreement, this compensation has been accrued but remains unpaid due to the Company's lack of positive cash flow.

NOTE 6.	RELATED PARTY TRANSACTIONS (CONTINUED)
----------------------------------------------
Shares Issued for Services

The Board of Directors authorized the issuance of its common stock to the President and Chief Executive Officer of the Company in the amount of 4.5 million shares in 1998 and 15.5 million shares in 1997, in consideration for continuing to serve the Company on a full-time basis without cash payment of the above salary. (See Note 9.)
The Company's corporate securities counsel and Corporate Secretary were issued a total of 17 million shares of common in 1998 and 16.5 million shares of common stock in 1997, for services rendered.

NOTE 7.	COMMITMENTS AND CONTINGENCIES
-------------------------------------
Litigation

The Company is presently in a dispute with three former consultants who resigned as consultants to the Company prior to December 31, 1998. The remaining balance of a loan payable of $15,000 originally advanced by the consultants was written-off based on the belief that such loans had been satisfied based in part on the consideration given in the consulting agreement. The Company has taken the position that it owes no further compensation to the consultants, and further that the loans from these three individuals have been satisfied, as a result of the consideration given to the consultants, the consultants' resignation and their failure to provide services required under the consulting agreement. The agreement provided for the arbitration in the event of any dispute. As of the date of this report, the Company cannot predict the outcome of any legal proceeding or arbitration, or whether, as a result of any such proceeding or arbitration, the Company will be required to issue additional common stock as consideration or repay any loans.

Other Risks

The Company has not obtained insurance for general liability. Because the Company is currently in the development stage, it does not expect to incur any losses in connection with uninsured risks. Therefore, no provision for any such loss has been provided in the accompanying financial statements.

Leases and Rents

Effective February 1, 1998, the Company began leasing its executive office premises in North Carolina under a one-year lease agreement with monthly rent payments of $570.

During the first six months of 1997, the Company rented office space in Connecticut at $800 per month. Rent expense for 1998 and 1997 was $5,700 and $23,780, respectively and is included in other operating expenses.

NOTE 7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
-------------------------------------------------
Year 2000

The year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. The Company has conducted a preliminary assessment of its key computer systems and software applications and believes they are Year 2000 compliant. The Company is in the process of communicating with all key suppliers, financial institutions and customers to identify and coordinate the resolution of any Year 2000 issues that might arise. Based on the initial assessment, the Company believes the cost of addressing the Year 2000 issue should not have a material impact on the Company's financial position or results of operations.

NOTE 8.	INCOME TAXES
--------------------
The Company has accumulated net operating losses which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the financial statements. A deferred tax asset for the future benefits of net operating losses is offset by a 100% valuation allowance due to the
uncertainty of the Company's ability to utilize the losses.   These net
operating losses begin to expire in the year 2012.

At the end of 1998, the Company had net operating loss carryforwards of approximately $2,400,000 which expire at various dates through 2018, however due to ownership changes as defined in Section 382 of the Internal Revenue Code, the Company may be limited in its ability to utilize the loss carryforwards.

NOTE 9. COMMON STOCK EXCHANGES
------------------------------
Shares Issued for Services

During the periods described below, the Company issued shares of its common stock to consultants and officers for services to the Company. The shares issued were valued by the Company based upon the average bid and asked price of the shares on the date of issuance. The value of these shares was charged to expense unless they were in consideration for future services, in which case they were recorded as deferred consulting fees. (See Note 5.)

In January 1997, five million shares, valued at $250,000, were issued to the Company's Chief Executive Officer.

In February 1997, the Company issued 14.5 million shares to two consultants, as well as its corporate counsel, a director and officer. These shares issued were valued at $725,000.

In July 1997, the Company issued 25.5 million shares, valued at $637,500, to its corporate counsel, a director and officer and three consultants.

In August 1997, the Company issued a total of 15 million shares, valued at $300,000 for consulting services rendered during the fiscal year and to be rendered during future periods.

In October 1997, the Company issued a total of 31 million shares, valued at $1,395,000, for consulting services and professional fees.

NOTE 9. COMMON STOCK EXCHANGES (CONTINUED)
------------------------------------------
In February 1998, the Company issued a total of 39.7 million shares, valued at $476,400, to its President and Chief Executive Officer, corporate securities counsel and Corporate Secretary, various consultants, and a potential investee in connection with a letter of intent. (See Note 3.)

In March 1998, the Company issued a total of 13 million shares, valued at $520,000, to its corporate securities counsel and Corporate Secretary and various consultants.

In August 1998, the Company issued a total of 20 million shares, at $400,000, to its President and Chief Executive Officer, its corporate securities counsel and Corporate Secretary, various consultants and a potential investee in connection with a letter of intent. (See Note 3)

In connection with the above, Forms S-8 have been filed with the Securites and Exchange Commission relative to such issuances of stock.

Stock Issued for Debt

In July 1998, the Company issued 700,000 shares of common stock to a consultant in payment of a loan. The shares issued were valued by the Company at $7,000 based upon the average bid and asked price of the shares on the date of issuance. The total debt was $10,000. The remaining $3,000 was applied toward the reimbursement of expenses which were owed to the Company.

NOTE 10.  STOCK OPTIONS
-----------------------

In connection with the Company's private placement of its common stock in April 1997, the Company issued a total of 3,250,000 shares at $.04 per share together with 3,250,000 common stock purchase options exercisable by the holders to purchase additional 3,250,000 shares at a price of $.08 per share, which expire
April 15, 2000.   The Company has agreed to register the shares and underlying the options in a registration statement of Form S-1 as soon as reasonably practicable as part of a Registration Statement it intends to file in the future (piggy-back rights). In March 1998, the Company issued an additional 1,550,000 shares under the same terms as the April 1997 private placement.
In connection with the Company's consulting agreement with one consultant
(who is also a shareholder), the Company granted options exercisable to acquire shares of the Company's common stock. The consultant was granted options to acquire 10 million shares per year, for up to five years, provided that the shareholder/consultant was continuing to provide services to the Company during each of the five years. This agreement was amended in March 1998, and the consultant had the option to acquire 20 million shares, with 10 million exercisable through November 1998 and an additional 10 million shares exercisable through November 1999. The options were extended until April 15, 2000 and are exercisable at the lower of $1.00 per share or 50% of the average bid price of the shares during the 10 days prior to the exercise of the options.

During the year ended December 31, 1998, the Company issued 1.55 million shares of common stock at $.04 per share, for which the Company had a stock subscription receivable of $62,000.

The Board of Directors of the Company authorized the charge off of $10,500 in stock subscription receivable for the year ended December 31, 1998, in connection with a private placement of stock.

NOTE 11.  GOING CONCERN AND MANAGEMENT'S PLANS
----------------------------------------------

As reflected in the accompanying financial statements, during the year ended December 31, 1998, the Company had no significant revenues and incurred a net loss of $1,736,543. Consequently, there is a deficiency in assets attributable to common stock of $232,679 at December 31, 1998, as well as a working capital deficiency. These factors, as well as the uncertain conditions the Company faces regarding its ability to successfully acquire, develop and distribute and/or market medical products, including generic pharmaceuticals, vitamins, and diagnostic test kits, and be able to successfully offer and sell telecommunications products and services, creates substantial doubt about the Company's ability to continue as a going concern.

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

To date, the Company has been dependent upon the willingness of its consultants, officers, directors and professionals to accept shares issued for services, in lieu of cash compensation. The Company shall continue to be dependent upon the willingness of persons to accept shares as compensation for services, until such time, if ever, that it shall generate a positive cash flow from operations

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 12.  SUBSEQUENT EVENTS
---------------------------

In March 1999, the Company issued 15.375 million shares of common stock and granted an option exercisable to purchase an additional 8.5 million shares for consulting services and professional fees rendered and to be rendered to the Company. The shares were valued at $329,000 based on the average bid and asked price on the date of issuance and the Company charged expenses and deferred consulting fees for the balance over the remaining term of the agreement.
Five million share options are exercisable at the lower of $.015 per share or 50% of the average bid price of the shares on the date of notice of the exercise of the options. The remaining 3.5 million share options are exercisable at the lower of $1 per share or 50% of the average bid price of the shares on the date of notice of the exercise of the options.
The options expire January 1, 2001.

During April 1999, three million shares of common stock options were exercised at $.015 per share and in May 1999, one million shares of common stock options were exercised at $.015 for the option from March 1999. In addition, during April 1999, 500,000 shares of common stock options were exercised at $.01 per share and in May 1999, 1.5 million shares of common stock options were exercised at $.01 per share for the option from March 1999.

NOTE 12.  SUBSEQUENT EVENTS (CONTINUED)
---------------------------------------
Subsequent to signing the letter of intent (followed by an interim agreement) with GTCC, on March 15, 1999, the existing convertible loan was replaced by a secured convertible debenture. The debenture is secured the number of shares of GTCC that the Company may acquire upon put or conversion of the note equal to the total advance. The Company has the right of first refusal in the event that GTCC has an offer from a third party for the purchase of the fifty-five (55%) percent not originally contemplated to be acquired pursuant to the letter of intent. The Company was also granted the right to file a Form
UCC-1 with the State of Florida, which would document its security interest in GTCC common stock. The Company has not yet exercised this right but may do so at a future date. At the same time, GTCC was granted the right to put 45% of its common stock to the Company for the amount of $700,000 if its gross revenue reaches $1,250,000 by December 31, 1999.




ACCOUNTANT'S CONSENT





We hereby consent to the use of our audit report of American Diversified Group, Inc. dated June 23, 1999, for the year ended December 31, 1998 in the 10-KSB Annual Report.




S/S Dohan and Company, P.A., CPA's

    Dohan and Company, P.A., CPA's
    June 29, 1999
    Miami, Florida