Form 10QSB
period 1999-03-31
AMERICAN DIVERSIFIED GROUP INC
filed 1999-07-01
CIK 919742

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                            Form 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Amended)

      For the quarterly period ended: March 31, 1999
                                      --------------
[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

                              (828) 322-2044
                              --------------
                        (Issuer's telephone number)

            ---------------------------------------------------
            (Former name, former address and former fiscal year,
                     if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements
for the past 90 days.  Yes [ X ]    No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 251,137,560 shares outstanding as of June 29, 1999.

  Transitional  Small Business Disclosure Format:   Yes  __   No   X


                                Page 1

                                INDEX

                AMERICAN   DIVERSIFIED  GROUP,   INC.
                -------------------------------------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheet - March 31, 1999  (Unaudited).

         Statements of Operations - Three months and ended March 31, 1999 and 1998 (Unaudited).

         Statements of Cash Flows - Three months ended March 31, 1999 and 1998 (Unaudited).

         Notes to Financial Statements


                                Page 2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ------------------------------------------------------------

Except for the historical information herein, the matters discussed in this quarterly report includes forward-looking statements that may involve a number of risks and uncertainties. Acutal results may vary based upon a number of factors, including, but not limited to, risk in product availiabilty, product technology changes, market acceptance of new products and services, questions of continuing demand, the impact of competitive products and pricing, changes in economic conditions and other risk factors contained in the Company's most recent filings with the Securities and Exchange Commission ("SEC").


Results of Operations
---------------------
American Diversified Group,Inc.(the "Company") is a development stage company. The disclosure in the quarterly report should be read in conjunction with the Company's annual report on Form 10-KSB for its year ended December 31, 1998, which was filed with the SEC. During the Company's three month period ended March 31, 1999, the Company incurred a net loss of $____
($.0032 per Share) compared to a loss of $600,472 ($.0032 per Share) for the comparable three month period for the prior year.

The Company reported no sales revenues for the three month period ended March 31, 1999, compared to sales revenues of $52,750 for the three month period ended March 31, 1998, which were represented by the sales revenues from generic pharmaceuticals and telecommunication sales.

The Company's net loss for the period ended March 31, 1999, was prin-cipally the result of the lack of sales revenues during the quarter, the con-tinued expenses associated with continuing to operate and maintain its offices and expenses associated with being a reporting public company, which expenses include professional, accounting and printing/EDGAR preparation and filing fees, and the non-cash expenses associated with the issuance of shares to its executive officer, directors and consultants for continued services to the Company during the period. Such non-cash compensation expensed during the three month period ended March 31, 1999, was $-------, compared to $996,400 during the same period in the prior year.

In order for the Company to pay its operating expenses, including office rents, communication expenses, accounting and bookkeeping fees, prin-
ting  and   EDGAR preparation  costs,  publication  costs,  and   other
general and administrative expenses, the Company was dependent upon the funds provided by non-interest bearing loans from the Company's executive officer and directors. In addition, following the first quarter of 1999, the Company received funds from the exercise of options by certain persons totalling $70,000 which will be reported in the second quarter. There can be no assurance of any additional exercise of options. Further, while the Company raised captial from private investors in the Company's unit private placement ($122,000 net of commissions during 1997) and ($56,000 net of commissions dugin 1998), which units were sold at $.04 per unit, each consisting of one share of common stock and one common stock purchase option exeercisable at $.08 per share, there can be no assurance based upon present market price of the shares that it will be able to raise additional private placment fund-ing, at terms and conditions satisfactory to the Company.

The Company, during the first quarter of 1999, has continued to pursue efforts to genarate further orders for pharmaceutical products in West Africa. These efforts, the Company presently believes, should result in its ability to begin to generate sales revenues for pharmaceutical products in West Africa.

As a result of the recent appointment by the Company of new representatives for West Africa, the Company believes that there will be an increasing level of pharmaceutical product orders during successive quarters in 1999, and projects to expand its orders to other West African countries. The Company has recently shipped samples, and registration documentation, for 30 generic pharmaceutical products, from which it is awaiting orders.

The Company is presently outsourcing these generic pharmaceutical products from several third party manufacturers and distributors, located in India, which have provided quality products at competitive prices necessary for the Company to meet the pricing structure in West Africa and elsewhere.

The Company was informed in May 1999, that first deliveries of dengue fever test kits from as US manufacturer have been delivered to Brazil, as part of the first order for 2000 test kits. The Company projects that it should be able to ship additional orders to several states in Brazil, depending upon its successfully concluding an extension of its relationship with Emerging Trends Linkages Corp. (ETLC), with whom it has had a business arrangement since 1995.

                                Page 3

The Company had previously signed and serviced approximately customers for the call-back telecommunications service in West Africa, but has had only limited revenues from such services, with no revenues during 1999. This difficulty was the result of service interruptions by the local PTT's. As a result of the continuing effects of interruption of call-back service, the Company and ETLC agreed to cancel the call-back venture and ETLC agreed to the cancellation of rights to 47 million shares of the Company's common stock.

The Company during the quarter ended March 31, 1999, pursuant its interim stock purchase/loan agreement with Global Transmedia Communications Corporation (GTCC) of Miami, Florida, continued efforts to expand the Internet telephony service business of GTCC in domestic and foreign markets. Following its agreement with GTCC, initial orders were announced by GTCC for the distribution and sale of GTCC's telephony service to a distributor in Canada. However, to date, GTCC has received only limited revenues from the Canadian distribution agreement, but is pursuing this business opportunity. Further, GTCC has recently intro-duced enhancements to its Internet telephony business service, to permit its subscribers/users to use GTCC's service world-wide. Initially, its services were largely limited to Internet telephony from South America to the US, but with the new enhancements, GTCC's subscribers may access and place Internet telephony communications of full voice, data, fax features to and from Asia, South America and elsewhere, to the US or any other location. While to date, GTCC has generated only limited operating revenues, the Company has not yet received any distributions from its arrangement with GTCC. The Company reasonably believes that during the second half of 1999, GTCC will begin to generate profitable operations with increased subscriber base and monthly revenues, with increased calling volume from the Internet telephony business. GTCC recently entered into an agreement with a group of telecommunication companies in Venezuela, which provides for the purchase of a minimum 2,100,000 minutes, and up to 3,900,000 minutes in calling volume, with projected revenues of $780,000. The value to the Company and GTCC is projected to increase during the next year.

The Company continues to be dependent upon the willingness of the Company's executive officers/directors and its consultants to accept shares as compensa-tion for continued services to the Company, which services the Company consid-ers to be valuable and necessary to its continued operations.

                                Page 4

Liquidity and Capital Resources
-------------------------------
The Company, at March 31, 1999, had current assets of $______, compared to current assets of $97,486 at March 31, 1998, and current assets of $3,016 at the year ended December 31, 1998. To assist the Company in its cash flow requirements which are presently estimated at $5,000 per month, the Company has generated $70,000 from the exercise of options. The Company may determine, depending upon the prevailing stock price of its shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that it will be successful in securing any investment from private investors at terms and conditions satisfactory to the Company, if at all. The Company also hopes to receive revenues from sales of pharmaceutical products in West Africa, dengue fever test kits in Brazil and telecommunications products and services from GTCC world-wide.

The Company must conclude at satisfactory terms and conditions the extension of its consulting relationship with ETLC, in order to secure the benefit it hopes to derive from pharamceucitacl sales to West Africa and dengue fever test kits to Brazil. The consulting arrangment with ETLC, which commenced in 1995, and was extended in November 1998 through June 15, 1999, is presently being discussed and the Company believes that it will successfully conclude such negotiations in July, 1999.

Based upon the Company's present liquid resources, after the expenses taht were paid by the Company following receipt of the proceeds from the exercise of options during the second quarter of 1999, which expenses include office expense, professional/accounting fees, transfer agent and printing service fees, and telecommunications costs, among other expenses, and based upon its present operating expenses of $5,000 per month, the Company will be able to operate for approximately four months, if no revenues are generated from operations or other sources. However, the Company anticipates receipt of increased operating revenues during the second half of 1999, as a result the business developments by GTCC, as well as revenues from pharmaceutical and medical product sales.

The Company's monthly operating expenses of approximately $5,000 during the quarter ended March 31, 1999 and during the second quarter, include rent for executive office space in Hickory, NC, actual communication costs for its conference facilities for its Investor Relations offices at Rockefeller Center in NYC ( the arrangement with ETLC provides that there will be no rent costs to the Company for use of the space at Rockefeller Center), professional /accounting fees, telephones, but do not reflect any salary to Dr. Jerrold
R. Hinton, the Company's sole executive officer, which salary has been accrued at the rate of $8,333 per month, but not paid. The Company does not contemplate commencing payment to Dr. Hinton of the monthly salary of $8,333.33 provided in his employment agreement unless and until it begins to generate positive cash flow from operations.

During the first quarter of 1999, the Company's executive officer, directors and consultants were issued shares in registration statements on Form S-8 in consideration for their continued services to the Company in an aggregate amount of $_______, compared to $______ for the same quarter in 1998.

                                Page 5

PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings

        See Footnote 7 to Notes to Financial Statement for the Year Ended December 31, 1998, and the disclosure in Item 3 of the Annual Report on Form 10-KSB for the year ended December 31, 1998.

Item 2. Changes in Securities
        NONE

Item 3. Defaults upon Senior Securities

        NONE

Item 4. Submission of Matters to a Vote of Security Holders

        NONE

Item 5. Other Information

        NONE

Item 6. Exhibits and Reports on Form 8-K

        1.        Exhibit 27
        2.        Reports on Form 8-K
                  Dated May 28, 1999

                                Page 6

EXHIBIT 27

ARTICLE 5

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE BALANCE SHEET (UNAUDITED) AND THE OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31 (UNAUDITED) AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


                                Page 7

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           AMERICAN DIVERSIFIED GROUP, INC..
                           (Registrant)


July 1, 1999              By: /s/Jerrold R. Hinton
                               --------------------
                               Jerrold R. Hinton
                               President, Chief Executive Officer and
                               Chief Financial Officer

                                Page 8

                       AMERICAN DIVERSIFIED GROUP,
                       FORMERLY TERA WEST VENTURES, Inc.
                       (A DEVELOPMENT STAGE COMPANY)
                       FINANCIAL STATEMENTS
                       (UNAUDITED)
                       MARCH 31, 1999


                                PAGE 9

                       AMERICAN DIVERSIFIED GROUP, Inc.
                       FORMERLY TERS WEST VENTURES, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       FINANCIAL STATEMENTS (UNAUDITED)
                       MARCH 31, 1999



                                               PAGE
BALANCE SHEET                                  11

STATEMENTS OF OPERATIONS                       12

STATEMENTS OF CASH FLOWS                       13

NOTES TO FINANCIAL STATEMENTS                  14


                                Page 10

                        AMERICAN DIVERSIFIED GROUP, INC.
                        FORMERLY TERA WEST VENTURES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        BALANCE SHEET
                        (UNAUDITED)
                        AS OF MARCH 31, 1999

ASSETS
------
Current Assets:
    Cash                                          $   118
    Accounts Receivable (Net)                       2,986
    Inventories                                      -
                                                ---------
       Total Current Assets                                   3,104

Fixed Assets:
    Property and Equipment
    (Net of $7,260 Accum. Depr.)                              6,958

Other Assets:
    Deposits                                          570
    Notes Receivable from Related Part            270,350
    Miscellaneous Receivable
    (Net of $100,000 Allowance)                      -
                                                ---------
                                                            270,920
                                                           --------
        Total Assets                                       $280,982
                                                           ========




LIABILITIES AND SHAREHOLDERS'
(DEFICIT) EQUITY

Current Liabilities:
    Bank Overdraft                               $  3,378
    Accounts and Accrued Expenses Payable        $ 18,114
    Accounts and Accrued Expenses Payable
    to Related Parties                            250,000
    Notes Payable to Related Parties              210,921
                                                  -------
      Total Current Liabilities                             482,413
                                                            -------
Shareholders' (Deficit) Equity:
    Preferred Stock, Series A, $10 par value
       authorized 50,000 shares; none outst.         -
    Common Stock, par value $.001 per share,
       authorized 350,000,000 shares; issued
       and outstanding 254,637,520 shares         254,637
    Additional Paid-In Capital                 18,473,744
    Deferred Consulting Fees                     (214,381)
    Deficit Accumulated During
    Development Stage                          (9,903,642)
    Deficit Accumulated Prior to
    Development Stage                          (8,811,789)
                                               -----------
       Total Shareholders' (Deficit) Equity                (201,431)
                                                           ---------
       Total Liabilities and Shareholders'
       (Deficit) Equity                                    $280,982
                                                           =========

SEE NOTES TO FINANCIAL STATEMENTS


                                 Page 11

                       AMERICAN DIVERSIFIED GROUP, INC.
                       FORMERLY TERA WEST VENTURES, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF OPERATIONS
                       (UNAUDITED)
                       FOR THE THREE MONTHS ENDE MARCH 31



                                               1999          1998
                                               ----          ----

Revenues                                       $     0      $ 52,750

Costs of Revenues                                 -           45,495
                                               --------      -------
Gross Profit                                         0         7,255

Selling, General and Administrative Expenses    424,531      607,727
                                               --------      -------

Loss From Operations                           (424,531)    (600,472)


Other Income:
   Reimbursement of Losses                         -           7,802
                                              ----------   ----------
Net Loss                                      $(424,531)   ($592,670)
                                              ==========   ==========
Net Loss Per Share                             ($0.0018)    ($0.0032)
                                              ==========   ==========

Average Number of Shares Outstanding        232,855,615  182,459,226
                                            ===========  ============



SEE NOTES TO FINANCIAL STATEMENTS

                                  Page 12

                      AMERICAN DIVERSIFIED GROUP, INC.
                      FORMERLY TERA WEST VENTURES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS
                      (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31



                                                  1999          1998
                                               ----------    -----------
Cash Flows From Operating Activities:
    Net Loss                                   ($424,531)     ($592,670)
    Depreciation                                   1,795          1,711
    Amortization of Deferred Consulting Fees     182,779        168,971
    General and Administrative Expenses Paid
    by Stock                                     225,000        388,400
    Increase In Accounts Receivable                 -           (13,464)
    Increase In Accounts Payable and Accrued
    Expenses                                      16,417         22,188
                                                --------       --------
      Net Cash Used In Operating Activities        1,460        (24,864)
                                                --------       --------
Cash Flows From Investing Activities:
    Acquisitions of Property and Equipment          -              (516)
                                                --------       --------
      Net Cash Used In Investing Activities            0           (516)
                                                --------       --------
Cash Flows From Financing Activities:
  Brokers' Fees Paid on Sales of Common Stock       -            (6,000)
  Proceeds from Notes Payable to Related Parties  11,000         50,942
  Payments on Notes Payable to Related Parties   (15,750)          -
  Cash Overdraft                                   3,378           -
                                                ---------      --------
      Net Cash Provided By Financing Activit      (1,372)        44,942
                                                ---------      --------
Net Increase in Cash                                  88         19,562

Cash, Beginning of Period                             30         11,069
                                                ---------      --------
Cash, End of Period                                 $118        $30,631
                                                =========      ========


Non-CashNon-Cash Transactions in 1999:
1. Issued 12,375,000 shares common stock for current and future services of $225,000.
2. Issued 3,000,000 shares of common stock for expansion of Internet Telephony business valued at $48,000.
3.  Issued 8,500,000 shares of common stock for stock options.

Non-Cash Transactions in 1998:
1. Issued 52,700,000 shares of common stock for current and future services of $996,400.

SEE NOTES TO FINANCIAL STATEMENTS

                                Page 13

                      AMERICAN DIVERSIFIED GROUP, INC.
                      FORMERLY TERA WEST VENTURES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                      (UNAUDITED)
                      MARCH 31, 1999




NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim period presented. All adjustments are of a normal recurring nature.

Certain financial information and footnote disclosure which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of December 31, 1998 contained in the Company's Form 10-KSB.

Note 2 - EARNINGS ( LOSS) PER SHARE

Per share information is computed based on the weighted average number of shares outstanding during the period.
                                 Page 14