Form 10QSB/A
period 1999-03-31
AMERICAN DIVERSIFIED GROUP INC
filed 1999-07-01
CIK 919742

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


Results of Operations
---------------------
American Diversified Group,Inc.(the "Company") is a development stage company. The disclosure in the quarterly report should be read in conjunction with the Company's annual report on Form 10-KSB for its year ended December 31, 1998, which was filed with the SEC. During the Company's three month period ended March 31, 1999, the Company incurred a net loss of $424,531 ($.0018 per Share) compared to a loss of $600,472 ($.0032 per Share) for the comparable three month period for the prior year.

The Company reported no sales revenues for the three month period ended March 31, 1999, compared to sales revenues of $52,750 for the three month period ended March 31, 1998, which were represented by the sales revenues from generic pharmaceuticals and telecommunication sales.

The Company's net loss for the period ended March 31, 1999, was prin-cipally the result of the lack of sales revenues during the quarter, the con-tinued expenses associated with continuing to operate and maintain its offices and expenses associated with being a reporting public company, which expenses include professional, accounting and printing/EDGAR preparation and filing fees, and the non-cash expenses associated with the issuance of shares to its executive officer, directors and consultants for continued services to the Company during the period. Such non-cash compensation expensed during the three month period ended March 31, 1999, was $ 273,000, compared to $996,400 during the same period in the prior year.

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

                                Page 4

Liquidity and Capital Resources
-------------------------------
The Company, at March 31, 1999, had current assets of $3,104 compared to current assets of $97,486 at March 31, 1998, and current assets of $3,016 at the year ended December 31, 1998. To assist the Company in its cash flow requirements which are presently estimated at $5,000 per month, the Company has generated $70,000 from the exercise of options. The Company may determine, depending upon the prevailing stock price of its shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that it will be successful in securing any investment from private investors at terms and conditions satisfactory to the Company, if at all. The Company also hopes to receive revenues from sales of pharmaceutical products in West Africa, dengue fever test kits in Brazil and telecommunications products and services from GTCC world-wide.

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

During the first quarter of 1999, the Company's executive officer, directors and consultants were issued shares in registration statements on Form S-8 in consideration for their continued services to the Company in an aggregate amount of $429,000 compared to $996,400 for the same quarter in 1998.

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