Form 10KSB/A
period 1998-12-31
AMERICAN DIVERSIFIED GROUP INC
filed 1999-07-02
CIK 919742

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
	   EXCHANGE ACT OF 1934
	   For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
    SECURITIES 	EXCHANGE ACT OF 1934
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

                                    Page 1

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

                                    Page 2

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

                                    Page 3

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

                                    Page 4

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

                                    Page 5

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

                                    Page 6

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

                                    Page 7

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

                                    Page 8

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

<CAPTION
                                         	  Bid  Prices
	1997                                    	High    	Low
---------------------------------------------------------
Quarter Ending March 31                  	$.1875			$.125
Quarter Ending June 30	                     $.03			$.01
Quarter Ending Sept. 30                    	$.04			$.01
Quarter Ending Dec. 31	                     $.04			$.02

                                           	Bid    Prices
1998	  	                                    High	  		Low
Quarter Ending March 31	                    $.10			$.02
Quarter Ending June 30	                     $.04			$.025
Quarter Ending Sept. 30	                    $.03			$.025
Quarter Ending Dec. 31	                     $.03			$.015

                                           	Bid    Prices
1999   	                                    High	   	Low
Quarter Ending March 31	                    $.03			$.01
Period Ending June 15	                      $.04			$.025


As of June 15, 1999, there were 1155 holders of the Company's common stock, and no holders of the Company's preferred stock. The Company has never paid a dividend and does not anticipate that any dividends will be paid in the near future.

                                    Page 9

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

                                    Page 10

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

                                    Page 11

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

                                    Page 12

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

                                    Page 13

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

                                    Page 14

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

                                   Page 15

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

                                    Page 16

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

SUMMARY COMPENSATION TABLE


                                                            						Long Term Compensation
                                                                  ----------------------
                 				  Annual Compensation	           			Awards		         				                       Payouts
                       ----------------------------------------------------------------------------------------
(a)			          (b)	  (c)	    (d)	      (e)			          (f)		   	   (g)			         (h)		            (i)

							                                  Other Annual		  Restricted		Securities 				                 All other
Name and		  	            	               Compen-		       Stock		 	   Underlying		   LTIP		           Compen-
Principal			 		          	               sation	 		      Award(s)		  Options/SAR's 	Payouts	         sation
Position (*)	  	Year	  Salary	Bonus($)	  ($)			          (#)	  		    ($)			         ($)		            ($)
---------------------------------------------------------------------------------------------------------------
Jerrold Hinton
President, CEO		1998	  0	     0           0            			0        			0	            	0                0

Jerrold Hinton
President, CEO		1997	  0	     0		         0			            0			        0			           0		              0

Jerrold Hinton
President, CEO		1996	  0	     0		         0			            0			        0			           0		              0

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

                                    Page 17

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

<CAPTION
---------------------------------------------------------------------------------------
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

                                    Page 18

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

During 1998, the Company had no business transactions with related parties. The Company, however, did issue Shares to its two executive officers-directors in consideration for continued services to the Company, and received loans from shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

Exhibit No.		      Document Description				                        Page No.
-----------        -----------------------------------------       --------
3.1			             Articles of Incorporation (filed as
                   Exhibits 3.1, 3.2 and 3.3 to the Company's
                   Registration Statement on Form 10-SB and
                   incorporated herein by reference)

3.2			             Bylaws (filed as Exhibit 3.4 to the Company's
                   Registration Statement on Form 10-SB and
                   incorporated herein by reference)

10(iii)	          	Material Contracts-Consulting Agreements and
                   Employment Agreement (filed as Exhibits to
                   Registration Statements on Form S-8 and
                   post-effective amendments thereto and
			                incorporated herein by reference)

10(iv)			          Contract and Convertible Secured Note between
                   the Company and Global Transmedia Communications
                   Corporation (to be filed by amendment)


27	              		Financial Data Schedule

(b) During 1998, the Company filed a Report on Form 8-K on February 19, 1998, reporting the relocation within Hickory, NC of its executive offices to is present location. The Company has also filed a Report on Form 8-K on May 28, 1999, reporting the change in its independent accountants to the firm of Dohan and Company.

                                    Page 19

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


                                    Page 20

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

</PAGE

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

                                    F-2

                             AMERICAN DIVERSIFIED GROUP,INC.
                             FORMERLY TERA WEST VENTURES,INC.
                             (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEET

December 31,                                       1998                   1997

ASSETS
------
CURRENT ASSETS

 Cash                                          $     30               $  11,069
 Accounts receivable                               -                     48,391
 Inventory                                         -                      5,000
 Refundable taxes                                 2,986                    -
                                                 ------                 ------
    TOTAL CURRENT ASSETS                          3,016                  64,460
                                                -------                 -------
PROPERTY AND EQUIPMENT, NET (NOTE 2)              8,753                  20,452
                                                -------                 -------
OTHER ASSETS


 Deposits                                           570                     570
 Contractual advances to
 acquire common stock (Note 3)                  222,350                    -
 Miscellaneous receivable
 (less $100,000 allowance for
 uncollectibility) (Note 3)                        -                       -
                                                -------                 -------
    TOTAL OTHER ASSETS                          222,920                     570
                                                -------                 -------

TOTAL ASSETS                                   $234,689                $ 85,482
                                                =======                 =======
LIABILITIES AND DEFICIENCY IN ASSETS

LIABILITIES

 Accounts payable                              $ 15,174                $ 53,094
 Accrued expenses and other
 liabilities (Note 4)                           236,523                 131,519
 Notes payable -
 stockholders (Note 6)                          215,671                 155,521
                                                -------                 -------
 TOTAL CURRENT LIABILITIES                      467,368                 340,134
                                                -------                 -------

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

See accompanying notes.
                                    F-3

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



                                                                     Cumulative
                                                                     During the
                              For the          For the               Development Stage
                              Year Ended       Year Ended            January 1,1996 to
                              Dec. 31, 1998    Dec. 31, 1997         Dec. 31, 1998

REVENUES

 Sales                          $ 66,422      $   70,769             $ 137,191
 Cost of sales                    57,230          67,933               125,163
                                --------          ------               -------
     GROSS MARGIN                  9,192           2,836                12,028
                                --------          ------               -------

EXPENSES

 Consulting fees               1,577,573       3,156,974             8,690,815
 Officer's salary                100,000         100,000               225,000
 Professional fees                24,911          54,526               141,850
 Reimbursed consultants'
 Expenses                              0           1,065               127,974
 Telephone                        13,588          14,291                54,288
 Other operating expenses         37,465          86,293               206,429
                               ---------       ---------             ---------
    TOTAL EXPENSES             1,753,537       3,413,149             9,446,356
                               ---------       ---------             ---------


LOSS FROM OPERATIONS          (1,744,345)     (3,410,313)           (9,434,328)
                              -----------     -----------           -----------
OTHER INCOME (EXPENSE)
 Forgiveness of indebtedness        -               -                   50,000
 Gain on settlements                -               -                    4,795
 Loss on abandonment of
 Acquisitions                       -               -                 (107,380)
 Other income                      7,802               0                 7,802
                                   -----            -                 ---------
  NET OTHER INCOME (EXPENSE)       7,802               0               (44,783)
                                   -----            -                 ---------
NET  LOSS                    $(1,736,543)    $(3,410,313)          $(9,479,111)
                             ============    ============          ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING    212,320,916     107,997,315           124,968,852
PRIMARY AND FULLY DILUTED)   ============    ============          ============


BASIC NET LOSS PER SHARE          ($0.01)         ($0.03)               ($0.08)
(PRIMARY AND FULLY DILUTED)       =======         =======               =======

See accompanying notes

                                    F-4

                              AMERICAN DIVERSIFIED GROUP, INC.
                              FORMERLY TERA WEST VENTURES, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS


<
                                                             Cumulative
                                                             During the
                             For the         For the         Development Stage
                             Year Ended      Year Ended      January 1, 1996 to
                             Dec.31, 1998    Dec.31, 1997    Dec. 31, 1998

CASH FLOWS FROM
OPERATING ACTIVITIES
 Net loss                   $(1,736,543)    $(3,410,313)       $    (9,479,111)
 Adjustments to reconcile
 net loss to net cash used
 by operating activities:
 Depreciation                     7,076           6,324                 17,882
 Amortization of deferred
 consulting fees                969,116         834,474              4,860,340
 Loss on abandoned
 Acquisitions                      -               -                   107,380
 Forgiveness of indebtedness       -               -                   (50,000)
 Common stock exchanged
 for services                   608,457       2,322,500              3,859,957
(Increase) decrease in assets:
 Accounts receivable             48,391         (48,391)                  -
 Inventory                        5,000            -                     5,000
 Increase (decrease)
 in liabilities:
 Accounts payable               (37,921)           -                   (37,921)
 Accrued liabilities            105,004         116,119                271,791
                                --------       ---------              ---------
 NET CASH USED BY
 DEVELOPMENT STAGE
    OPERATING ACTIVITIES        (31,420)       (179,287)              (444,682)
                                --------       ---------              ---------

CASH FLOWS FROM INVESTING
ACTIVITIES
 Acquisition of property
 and equipment                     -             (9,134)                (9,684)
 Payments for possible
 Acquisitions                      -               -                  (107,380)
 Deposits                          -               -                      (570)
                                --------        --------              ---------
   NET CASH USED BY
   INVESTING ACTIVITIES            -             (9,134)              (117,634)
                                --------        --------              ---------
CASH FLOWS FROM FINANCING
ACTIVITIES
 Sale of common stock              -            173,500                335,500
 Proceeds from long-term
 note payable to officer         50,381          55,000                280,902
 Payments on notes payable
 to potential investees         (15,000)        (25,000)               (40,000)
 Payment for loan receivable
 to potential investees         (15,000)           -                   (15,000)
 Cash overdraft                    -             (4,010)                  -
                                --------        --------               ---------
    NET CASH PROVIDED BY
    FINANCING ACTIVITIES         20,381         199,490                561,402
                                --------        --------               ---------
NET (DECREASE) INCREASE IN
 CASH AND EQUIVALENTS           (11,039)         11,069                   (914)

CASH AND EQUIVALENTS
- BEGINNING                      11,069            -                       944
                                --------        --------               ---------
CASH AND EQUIVALENTS
- ENDING                       $     30          11,069                     30
                                ========        ========               =========

SUPPLEMENTAL DISCLOSURES

Cash paid during the year for:
  Interest                   $     -               -                      -
  Income taxes               $     -               -                      -

Cash and common stock given
by shareholders to potential
investee on behalf of the
Company for note payable     $  167,358            -                   167,358

In addition to amounts
reflected above, common
stock was issued for:
 Contractual advances to
 acquire common stock        $   40,000            -                    40,000
 Settlement of debt          $    7,000            -                     7,000
 Consulting services         $1,396,400       3,307,500              8,667,400
                             ==========       =========              =========

                                    F-5

                           AMERICAN DIVERSIFIED GROUP, INC.
                           FORMERLY TERA WEST VENTURES, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF DEFICIENCY IN ASSETS

                                                                                Accumulated    Accumulated
                                                     Stock                      Deficit        Deficit
                                       Additional    Subscription  Deferred     Prior to the   During the   Total
                     Common Stock      Paid-in       Paid in       Consulting   Development    Development  Deficiency
Description         Shares    Amount   Capital       Advance       Fees         Stage          Stage In     Assets

Balance,
January 1, 1996   $42,642,560  42,642   9,408,839     $  -         (630,000)     (8,811,789)      -          9,692

Issued shares
for services       26,550,000  26,550   3,936,950        -       (3,034,500)           -          -        929,000
Amortization of
deferred
consulting fees          -       -           -           -        3,056,750            -          -      3,056,750
Shares issued for
Possible
Acquisitions        2,000,000   2,000      (2,000)       -             -               -          -           -
Shares cancelled
per settlement     (8,530,000) (8,530)      8,530        -             -               -          -           -
Shares issued
for cash              900,000     900     161,100        -             -               -          -        162,000
Net loss for
the year 1996            -       -           -           -             -               -     (4,332,255)(4,332,255)
                   ------------------------------------------------------------------------------------------------
Balance,
Dec. 31, 1996      63,562,560 $63,562 $13,513,419       $-        $(607,750)    $(8,811,789)$(4,332,255) $(174,813)
                   ------------------------------------------------------------------------------------------------

Shares issued
for services       91,000,000  91,000   3,216,500        -         (985,000)           -           -     2,322,500
Amortization of
deferred con-
sulting fees             -       -           -           -          834,474            -           -       834,474
Shares issued
for possible
acquisitions        3,250,000   3,250     118,750        -             -               -           -       122,000
Stock subscription
paid in advance          -      -            -         51,500          -               -           -        51,500
Net loss for
the year 1997            -      -            -           -             -               -     (3,410,313)(3,410,313)
                    -----------------------------------------------------------------------------------------------
Balance,
Dec.31, 1997      157,812,560 $157,812 $16,848,669     $51,500    $(758,276)    $(8,811,789)$(7,742,568) $(254,652)
                  -------------------------------------------------------------------------------------------------

Shares issued
for services       72,700,000   72,700   1,317,700        -        (608,000)           -           -       782,400
Amortization of
deferred con-
sulting fees             -        -            -          -         969,116            -           -       969,116
Shares issued
for extinguishment
of debt               700,000      700       6,300        -            -               -           -         7,000
Shares issued
for cash            1,550,000    1,550      60,450     (62,000)        -               -           -          -
Stock subscription
receivable
charged off              -        -        (10,500)     10,500         -               -           -          -
Shares returned
and cancelled      (2,000,000)  (2,000)      2,000        -            -               -           -          -
Net loss for
the year 1998          -          -           -           -             -               -     (1,736,543)(1,736,543)
--------------------------------------------------------------------------------------------------------------------
Balance,
Dec.31, 1998     $230,762,560 $230,762 $18,224,619        -        $(397,160)    $(8,811,789)$(9,479,111) $(232,679)
====================================================================================================================

See accompanying notes
                                    F-6

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

                                   F-7

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