Form 10KSB/A
period 1998-12-31
AMERICAN DIVERSIFIED GROUP INC
filed 1999-07-14
CIK 919742

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

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

The Company is presently in a dispute with former consultants, Matthew Milo, Joseph Quattrocchi and Judith Grossman, who resigned as consultants to the Company prior to December 31, 1998. The Company, during the third quarter of 1998, wrote off as "paid in full" loans to the Company of $15,000 previously owed to Messrs. Milo and Quattrocchi. The Company deemed such loans satisfied based, in part, on the consideration given in the consulting agreement discussed herein. The Company has been informed informally that Messrs. Milo and Quattrocchi claim that such loans remain outstanding.

The Company had entered into a consulting agreement with the three consultants in June, 1998, that was amended in August 1998, which provided for the issuance of Shares and the grant of certain common stock purchase options for services to be provided to the Company by the Consultants over the two and one-half year term of their consulting agreement.
The Company issued each of the consultants 3 million Shares in August, 1998, as partial consideration for their services to be performed under the long-term consulting agreement. The consultants have asserted that the Company owes the consultants an additional six million Shares each under the subject agreement and amendment, which expressly provided that a significant portion of the consultants' compensation was contingent upon the consultants' actually generating sales revenues for the Company. The three former consultants did not, in fact, generate any sales revenues for the Company.

The Company has taken the position that it owes no further compensation to the consultants and has further taken the position that the loans from Messrs. Milo and Quattrocchi have been satisfied, as a result of the consideration given to the consultants, the consultants' resignation, and their failure to provide services required under the consulting agreement. The agreement with the consultants further provided for arbitration in the event of any dispute. As of the date of this report, the Company cannot predict the outcome of any legal proceeding or arbitration, or whether, as a result of any such proceeding or arbitration, the Company will be required to issue and additional consideration or repay any loans. However, the Company believes that there are meritorious defenses to any action that may be commenced by the consultants. Further, the Company believes that it has suffered damages as a result to the breach of the consulting agreement by the actions of the consultants and may seek to recover Shares previously issued to consultants in an amount that it has not yet been determined. The Company may also explore to possibility of the settlement of the dispute with these consultants, for terms and conditions not presently determinable.

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

<CAPTION
                                                Bid Price
                                           High             Low
------------------------------------------------------------------------
1997
Quarter Ending March 31                    $.1875           $.125
Quarter Ending June 30                     $.03             $.01
Quarter Ending Sept.30                     $.04             $.01
Quarter Ending Dec. 31                     $.04             $.02

1996
Quarter Ending March 31                    $.10             $.02
Quarter Ending June 30                     $.04             $.025
Quarter Ending Sept. 30                    $.03             $.025
Quarter Ending Dec. 31                     $.03             $.015

1999
Quarter Ending March 31                    $.03             $.01
Period Ending June 15                      $.04             $.025


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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
--------------------------------------------------------------------

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a) The directors and executive officers are:

Name                              Age     Title
Jerrold R. Hinton                 56      President, Chief Executive Officer
                                          and a Director
Thomas J. Craft, Jr., Esq.        34      Secretary, Corporate Counsel
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

                                    Page 16

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

SUMMARY COMPENSATION TABLE

                                     Annual Compansation       Long Term Compansation
                                                                  Awards            Payouts
                       ----------------------------------------------------------------------------------------
(a)             (b)   (c)         (d)       (e)         (f)         (g)              (h)          (i)

                                             Other
Name and                                     Annual      Restricted  Securities                    All Other
Principal                                    Compan-     Stock       Underlying       LTIP         Compan-
Position         Year  Salary($)   Bonus($)  sation($)   Awards($)   Options/SARs(#)  Payouts($)   sation($)
---------------------------------------------------------------------------------------------------------------
Jerrold Hinton   1998  0           0         0           0           0                0            0
President, CEO

Jerrold Hinton   1997  0           0         0           0           0                0            0
President, CEO

Jerrold Hinton   1996  0           0         0           0           0                0            0
President, CEO


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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

As of June 15, 1999, the security ownership of the following persons and entities, who were either executive officers of the Company or were known to the Company to own more than five percent (5%) of the Company's outstanding voting securities was as follows:

 (1)                 (2)                               (3)                   (4)
 Title of Class      Name and Address of               Amount and Natur      Percent        Amount
                     Benificial Owner                  Benificial Ownership  of Class

<CAPTION
---------------------------------------------------------------------------------------
Common Stock         Jerrold R. Hinton                 6,000,000             2.35%
                     110 N. Center St.
                     Suite 202
                     Hickory, NC 28601

Common Stock         Thomas J. Craft, Jr.              3,000,000             1.18%
                     11000 Prosperity Farms Rd.
                     Palm Beach Gardens

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

Exhibit No.         Document Description                            Page No.
-----------        -----------------------------------------       --------
3.1                 Articles of Incorporation (filed as             N.A.
                    Exhibits 3.1, 3.2 and 3.3 to the Company's
                    Registration Statement on Form 10-SB and
                    incorporated herein by reference)

3.2                 Bylaws (filed as Exhibit 3.4 to the Company's   N.A.
                    Registration Statement on Form 10-SB and
                    incorporated herein by reference)

10(iii)             Material Contracts-Consulting Agreements and    N.A.
                    Employment Agreement (filed as Exhibits to
                    Registration Statements on Form S-8 and
                    post-effective amendments thereto and
			                 incorporated herein by reference)

10(vi)              Contract and Convertible Secured Note between   N.A.
                    the Company and Global Transmedia Communications
                    Corporation (to be filed by amendment)


27                  Financial Data Schedule                         F-18

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

Statements of Loss and Accumulated
Deficit during the Development Stage                                F-4

Statements of Cash Flows                                            F-5

Statements of Deficiency in Assets                                  F-6

Notes to Financial Statements                                       F-7 - F-17

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

We conducted our audit in accordance with generally accepted auditing stand-ards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial are free of material misstate-ments. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presenta-tion. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Diversified
Group, Inc. (a Development Stage Company) at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 7 to the financial statements, the Company has been noti-fied that certain former consultants are filing a lawsuit alleging breach of a consulting agreement, non-circumvention and non-disclosure agreement, and default on a promissory note of $15,000, which the Company has written-off.
The Company believes that the agreement provided for arbitration in the event of any dispute. The Company further believes that it owes no additional compen-sation to the consultants and the promissory note has been satisfied, as a result of the consideration given to the consultants, the consultants' resig-nation, and their failure to provide services required under the consulting agreement. The outcome of this dispute cannot presently be determined, but management is of the opinion, that it will not have a material impact on the Company's financial position. Accordingly, no provision for any liability that may result has been made in the financial statements. Nevertheless, due to un-certainties with this dispute, it is at least reasonably possible that manage-ment's view of the outcome will change in the near term as the result of pre-paration for preliminary hearings, discovery proceedings and arbitration as well as evaluation of potential counterclaims.

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

                                                 /s/ Dohan and Company, PA
                                              Certified Public Accountants

June 23, 1999
Miami, Florida

Member:
Florida Institute of Certified Public Accountants
American Institute of Certified Public Accountants Private Companies and SEC Practice Sections
SC International-Offices in Principals Cities World-Wide

                                    F-2

                             AMERICAN DIVERSIFIED GROUP,INC.
                             FORMERLY TERA WEST VENTURES,INC.
                             (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS

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

See accompanying notes

                                    F-4

                              AMERICAN DIVERSIFIED GROUP, INC.
                              FORMERLY TERA WEST VENTURES, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS


<
                                                             Cumulative
                                                             During the
                             For the         For the         Development Stage
                             Year Ended      Year Ended      January 1, 1996 to
                             Dec.31, 1998    Dec.31, 1997    Dec. 31, 1998

CASH FLOWS FROM
OPERATING ACTIVITIES
 Net loss                   $(1,736,543)    $(3,410,313)       $    (9,479,111)
 Adjustments to reconcile
 net loss to net cash used
 by operating activities:
 Depreciation                     7,076           6,324                 17,882
 Amortization of deferred
 consulting fees                969,116         834,474              4,860,340
 Loss on abandoned
 Acquisitions                      -               -                   107,380
 Forgiveness of indebtedness       -               -                   (50,000)
 Common stock exchanged
 for services                   608,457       2,322,500              3,859,957
(Increase) decrease in assets:
 Accounts receivable             48,391         (48,391)                  -
 Inventory                        5,000            -                     5,000
 Increase (decrease)
 in liabilities:
 Accounts payable               (37,921)           -                   (37,921)
 Accrued liabilities            105,004         116,119                271,791
                                --------       ---------              ---------
 NET CASH USED BY
 DEVELOPMENT STAGE
    OPERATING ACTIVITIES        (31,420)       (179,287)              (444,682)
                                --------       ---------              ---------

CASH FLOWS FROM INVESTING
ACTIVITIES
 Acquisition of property
 and equipment                     -             (9,134)                (9,684)
 Payments for possible
 Acquisitions                      -               -                  (107,380)
 Deposits                          -               -                      (570)
                                --------        --------              ---------
   NET CASH USED BY
   INVESTING ACTIVITIES            -             (9,134)              (117,634)
                                --------        --------              ---------
CASH FLOWS FROM FINANCING
ACTIVITIES
 Sale of common stock              -            173,500                335,500
 Proceeds from long-term
 note payable to officer         50,381          55,000                280,902
 Payments on notes payable
 to potential investees         (15,000)        (25,000)               (40,000)
 Payment for loan receivable
 to potential investees         (15,000)           -                   (15,000)
 Cash overdraft                    -             (4,010)                  -
                                --------        --------               ---------
    NET CASH PROVIDED BY
    FINANCING ACTIVITIES         20,381         199,490                561,402
                                --------        --------               ---------
NET (DECREASE) INCREASE IN
 CASH AND EQUIVALENTS           (11,039)         11,069                   (914)

CASH AND EQUIVALENTS
- BEGINNING                      11,069            -                       944
                                --------        --------               ---------
CASH AND EQUIVALENTS
- ENDING                       $     30          11,069                     30
                                ========        ========               =========

SUPPLEMENTAL DISCLOSURES

Cash paid during the year for:
  Interest                   $     -               -                      -
  Income taxes               $     -               -                      -

Cash and common stock given
by shareholders to potential
investee on behalf of the
Company for note payable     $  167,358            -                $  167,358

In addition to amounts
reflected above, common
stock was issued for:
 Contractual advances to
 acquire common stock        $   40,000            -                $   40,000
 Settlement of debt          $    7,000            -                $    7,000
 Consulting services         $1,396,400      $3,307,500             $8,667,400
                             ==========      ==========             ==========

                                    F-5

                           AMERICAN DIVERSIFIED GROUP, INC.
                           FORMERLY TERA WEST VENTURES, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF DEFICIENCY IN ASSETS

                                                                                Accumulated    Accumulated
                                                     Stock                      Deficit        Deficit
                                       Additional    Subscription  Deferred     Prior to the   During the   Total
                     Common Stock      Paid-in       Paid in       Consulting   Development    Development  Deficiency
Description         Shares    Amount   Capital       Advance       Fees         Stage          Stage In     Assets

Balance,
January 1, 1996    42,642,560 $42,642  $9,408,839     $  -        $(630,000)    $(8,811,789)    $ -         $9,692

Issued shares
for services       26,550,000  26,550   3,936,950        -       (3,034,500)           -          -        929,000
Amortization of
deferred
consulting fees          -       -           -           -        3,056,750            -          -      3,056,750
Shares issued for
Possible
Acquisitions        2,000,000   2,000      (2,000)       -             -               -          -           -
Shares cancelled
per settlement     (8,530,000) (8,530)      8,530        -             -               -          -           -
Shares issued
for cash              900,000     900     161,100        -             -               -          -        162,000
Net loss for
the year 1996            -       -           -           -             -               -     (4,332,255)(4,332,255)
                   ------------------------------------------------------------------------------------------------
Balance,
Dec. 31, 1996      63,562,560 $63,562 $13,513,419       $-        $(607,750)    $(8,811,789)$(4,332,255) $(174,813)
                   ------------------------------------------------------------------------------------------------

Shares issued
for services       91,000,000  91,000   3,216,500        -         (985,000)           -           -     2,322,500
Amortization of
deferred con-
sulting fees             -       -           -           -          834,474            -           -       834,474
Shares issued
for possible
acquisitions        3,250,000   3,250     118,750        -             -               -           -       122,000
Stock subscription
paid in advance          -      -            -         51,500          -               -           -        51,500
Net loss for
the year 1997            -      -            -           -             -               -     (3,410,313)(3,410,313)
                    -----------------------------------------------------------------------------------------------
Balance,
Dec.31, 1997      157,812,560 $157,812 $16,848,669     $51,500    $(758,276)    $(8,811,789)$(7,742,568) $(254,652)
                  -------------------------------------------------------------------------------------------------

Shares issued
for services       72,700,000   72,700   1,317,700        -        (608,000)           -           -       782,400
Amortization of
deferred con-
sulting fees             -        -            -          -         969,116            -           -       969,116
Shares issued
for extinguishment
of debt               700,000      700       6,300        -            -               -           -         7,000
Shares issued
for cash            1,550,000    1,550      60,450     (62,000)        -               -           -          -
Stock subscription
receivable
charged off              -        -        (10,500)     10,500         -               -           -          -
Shares returned
and cancelled      (2,000,000)  (2,000)      2,000        -            -               -           -          -
Net loss for
the year 1998          -          -           -           -             -               -     (1,736,543)(1,736,543)
--------------------------------------------------------------------------------------------------------------------
Balance,
Dec.31, 1998      230,762,560 $230,762 $18,224,619        -        $(397,160)    $(8,811,789)$(9,479,111) $(232,679)
====================================================================================================================

See accompanying notes
                                    F-6

                      American Diversified Group, Inc.
                       Notes to Financial Statements

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

                                    F-8

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

NOTE 2.	PROPERTY AND EQUIPMENT
------------------------------

Property and equipment consisted of the following:


                                   1998                    1997
Medical equipment                  $  -                    $21,656
Office furniture and equipment     $14,218                 $12,094
                                   -------                 --------
                                   $14,218                 $33,756
Accumulated depreciation            (5,456)                (13.298)
                                   -------                 --------
                                   $ 8,753                 $20,452
                                   =======                 ========

Total depreciation expense for the years ended December 31, 1998 and 1997, amounted to $7,076 and $6,324, respectively.

                                    F-9

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

                                    F-10

NOTE 4.  ACCRUED EXPENSES AND OTHER LIABILITIES
-----------------------------------------------

Accrued expenses and other liabilities consisted of the following:


                                     1998                   1997
Compansation-officer              $225,000               $125,000
Professional fees                    8,000                   -
Payroll taxes                        3,523                  6,519
                                  --------               --------
                                  $236,523               $131,519
                                  ========               ========

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

                                    F-11

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

The deferred consulting fees consisted of the following:

                       1998                      1997

Higher Ground, Inc.    $ 94,818                  $101,250
ETLC                   $302,342                  $657,026
                       --------                  --------
                       $397,160                  $758,276
                       ========                  ========

The fair market value of these future services has been amortized over the term
of the agreement.   Consulting fees amortized under these agreements was
$969,116 and $834,474 for the years ended December 31, 1998 and 1997, respectively.

NOTE 6.	RELATED PARTY TRANSACTIONS
----------------------------------
Notes Payable - Shareholders

As of December 31, 1998 and 1997, the Company is obligated under seven convertible promissory notes payable to shareholders as follows:

                              1998          1997

Former director               $75,000       $75,000
Current officer                80,921        35,521
Consultant                       -           10,000
Consultant                     39,000         5,000
Consultant                      5,000          -
Consultant                     15,750          -
Consultant                       -           30,000
                              -------      --------
                             $215,671      $155,521
                             ========      ========

These notes principally represent advances to the Company by officers, directors and shareholders. There is no formal repayment plan, the notes bear no interest and are convertible into common stock, at the lower of $1.00 per share or 50% of the average bid price of the shares during the ten days prior to the exercise of the options.

                                    F-12

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

                                    F-13

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

                                    F-14

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

                                    F-15

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

                                    F-16

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

                                    F-17