Form 10QSB
period 1999-06-30
AMERICAN DIVERSIFIED GROUP INC
filed 1999-08-11
CIK 919742

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           Form 10-QSB

(Mark one)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)  OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 1999

[   ]    TRANSITION  REPORT UNDER SECTION  13  OR  15  (d)  OF  THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

                   Commission file number: 0-023532

                    AMERICAN DIVERSIFIED GROUP, INC.
    (Exact name of small business issuer as specified in its charter)

              Nevada                             88-0292161
       (State or other jurisdiction of          (IRS Employer
        incorporation or organization)          Identification No.)


        110 North Center Street, Suite 177, Hickory, NC 28601
              (Address of principal executive offices)

                         (828) 322-2044
                   (Issuer's telephone number)


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

       Common Stock, $.001 par value 254,637,560 shares outstanding as of June 30, 1999.

Transitional Small Business Disclosure Format:  Yes __  No  X





                              INDEX


                AMERICAN DIVERSIFIED GROUP, INC.


PART I FINANCIAL INFORMATION
----------------------------

Item 1. Financial Statements (Unaudited)

       Balance Sheets - December 31, 1998 and June 30, 1999
       (Unaudited).

       Statements of Operations - Three months and six months ended
       June 30, 1999
       and 1998 (Unaudited).

       Statements of Cash Flows - Three months and six months ended June 30, 1999 and 1998 (Unaudited).

       Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information herein, the matters discussed in this quarterly report includes forward-looking statements that may involve a number of risks and uncertainties. Actual results may vary based upon a number of factors, including, but not limited to, risk in product availability, product technology changes, market acceptance of new products and services, questions of continuing demand, the impact of competitive products and pricing, changes in economic conditions and other risk factors contained in the Company's most recent filings with the Securities and Exchange Commission ("SEC").


Results of Operations
---------------------
American Diversified Group, Inc.(the "Company") is a development stage company. The disclosure in the quarterly report should be read in conjunction with the Company's annual report on Form 10-KSB/A for its year ended December 31, 1998, which was filed with the SEC, as well as the Quarterly Report on Form 10-QSB for the three month period ended March 31, 1999. During the Company's three and six month periods ended June 30, 1999, the Company incurred net losses of $239,614 ($.00 per Share) and $664,145 ($.00 per Share)
compared to net losses of $279,868 ($.00 per Share) and $872,356 ($.00 per Share) for the comparable three and six month periods for the prior year.

The Company reported no sales revenues for the three and six month periods ended June 30, 1999, compared to sales revenues of $13,672 and $66.422, respectively, for the three and six month periods ended June 30, 1998. These revenues during 1998 resulted from sales of generic pharmaceuticals and telecommunication products.

The Company's net losses for the three and six month periods ended June 30, 1999, were the result of the lack of sales revenues during the periods and the continued expenses associated with continuing to operate and maintain its offices, professional fees and expenses associated with being a reporting public company, which include accounting and printing/EDGAR preparation and filing fees. The Company incurred non-cash expenses associated with the issuance of shares to its executive officer, directors and consultants for continued services to the Company during the three month period ended March 31, 1999, in the aggregate amount of $225,000, exclusive of $48,000 advanced by the Company to GTCC to expand its Internet telephony business as an affiliate of the Company. No shares were issued for services during the second quarter ended June 30, 1999. Such non-cash compensation in connection with the issuance of shares expensed during the six month period ended June 30, 1998, was $996,400.

In order for the Company to pay its operating expenses, including office rents, communication expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, the Company was dependent upon the funds provided by non-interest bearing loans from the Company's executive officer and directors. In addition, during the second quarter of 1999, the Company received funds from the exercise of options by certain persons totaling $52,000.

There can be no assurance of any additional exercise of options, although following the end of the quarter ended June 30, 1999, the Company granted to certain consultants and employees additional options from which it believes it will generate revenues prior to the end of the third quarter ending September 30,1999.

While the Company raised capital from private investors in the Company's unit private placement ($122,000 net of commissions during 1997) and ($56,000 net of commissions during 1998), which units were sold at $.04 per unit, each consisting of one share of common stock and one common stock purchase option exercisable at $.08 per share, there can be no assurance based upon present market price of the shares that it will be able to raise additional private placement funding, at terms and conditions satisfactory to the Company, and the Company is not presently soliciting any private placement proceeds.

The Company, during the first six months of 1999, has continued to pursue efforts to generate further orders for pharmaceutical products in West Africa. These efforts, the Company presently believes, should result in its ability to begin to generate sales revenues for pharmaceutical products in West Africa. While the Company's consulting agreement with Emerging Trends Linkages Corp.
(ETLC) expired in June, 1999, the Company, however, is continuing negotiations with ETLC for the purposes of extending its relationship with ETLC. In fact, ETLC has engaged the services of a new representatives for West Africa, and the Company believes that there will be an increasing level of pharmaceutical product orders during successive quarters in 1999. The Company has recently shipped samples, and registration documentation, for the registration and sale of approximately 30 generic pharmaceutical products in West Africa. The Company's ability to generate revenues from such efforts is contingent upon the Company concluding an extension with ETLC at terms and conditions that are mutually agreeable.

The Company together with ETLC is presently outsourcing these generic pharmaceutical products from several third party manufacturers and distributors, located in India, which have provided quality products at competitive prices necessary for the Company to meet the pricing structure in West Africa and elsewhere.

The Company, in May, 1999, was informed by ETLC that initial deliveries were made of the dengue fever test kits in South America. These test kits, which are manufactured in US, require funding from the South American customers prior to any payments being made the Company and the US manufacturer. The Company's relationship is directly through ETLC, whose representative was active in the registration approval of the test kits in South America, and not with the US manufacturer. The Company believes that it should be able to generate revenues from the sale of dengue fever test kits. However, this ability is dependent upon the Company successfully concluding an extension of its relationship with ETLC, with whom the Company has had a continued business relationship since 1995.

The Company, during the quarter ended March 31, 1999, pursuant its interim stock purchase/loan agreement with Global Transmedia Communications Corporation (GTCC) of Miami, Florida, continued efforts to expand the Internet telephony service business of GTCC in domestic and foreign markets. Following its agreement with GTCC, initial orders were announced by GTCC for the distribution and sale of GTCC's telephony service to a distributor in Canada.

However, to date, GTCC has received only limited revenues from the Canadian distribution agreement, but is pursuing this business opportunity. Further, GTCC has recently introduced enhancements to its Internet telephony business service, to permit its subscribers/users to use GTCC's service world-wide. Initially, its services were largely limited to Internet telephony from South
America to the US, but with the new enhancements, GTCC's subscribers may access and place Internet telephony communications of full voice, data, fax features to and from Asia, South America and elsewhere, to the US or any other location. While to date, GTCC has generated only limited operating revenues, the Company has not yet received any distributions from its arrangement with GTCC.

The Company, based upon the representations received from GTCC, hopes that during the second half of 1999, GTCC will begin to generate revenues from operations with increased subscriber base for its Internet telephony business include prepaid calling cards at very competitive rates. GTCC recently entered into an agreement with a group of telecommunication companies in Venezuela. While such agreement calls for the purchase of a minimum 2,100,000 minutes, and up to 3,900,000 minutes in calling volume, with annual revenues of up to $780,000, GTCC's ability to generate operating revenues which ability is dependent upon GTCC's capacity to satisfy the potential customer requirements in its markets of which there can be no assurance

The Company continues to be dependent upon the willingness of the Company's executive officers/directors and its consultants to accept shares as compensation for continued services to the Company, which services the Company considers to be valuable and necessary to its continued operations.

Liquidity and Capital Resources
-------------------------------
The Company, at June 30, 1999, had current assets of $7,484, compared to current assets of $59,603 at June 30, 1998, and current assets of $3,016 at the year ended December 31, 1998. To assist the Company in its cash flow requirements which are presently estimated at $5,000 per month, the Company has generated $52,000 from the exercise of options through June 30, 1999. The Company may determine, depending upon the prevailing stock price of its shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that it will be successful in securing any investment from private investors at terms and conditions satisfactory to the Company, if at all. The Company may also seek to generate revenues from the exercise of options, at terms to be negotiated. The Company also hopes to receive revenues from sales of Internet telephony products and services in South America, through GTCC, and from sales of pharmaceutical products in West Africa, dengue fever test kits in South America. The amount of such sales revenues cannot at this time be determined.

The Company must conclude at satisfactory terms and conditions the extension of its consulting relationship with ETLC, in order to secure the benefit it hopes to derive from pharmaceutical sales and dengue fever test kit sales. The consulting arrangement with ETLC, which commenced in 1995, and was extended in November 1998 through June, 1999, is presently being discussed and the Company believes that it will successfully conclude such negotiations during the third quarter of 1999.

Based upon the Company's present liquid resources, after the expenses that were paid by the Company following receipt of the proceeds from the exercise of options during the second quarter of 1999, which expenses include office expense, professional/accounting fees, transfer agent and printing service fees, and telecommunications costs, among other expenses, and based upon its present operating expenses of $5,000 per month, the Company will be able to operate for approximately four months, if no revenues are generated from operations or other sources. However, the Company anticipates receipt of increased operating revenues during the second half of 1999, as a result the business developments by GTCC, as well as revenues from pharmaceutical and medical product sales.

The Company's monthly operating expenses of approximately $5,000 during the three and six month periods ended June 30, 1999, include rent for executive office space in Hickory, NC. ETLC has continued to provide the Company with the use of conference facilities for its Investor Relations offices at Rockefeller Center in NYC ( the arrangement with ETLC provides that there will be no rent costs to the Company for use of the space at Rockefeller Center), professional /accounting fees, telephones, but do not reflect any salary to Dr. Jerrold R. Hinton, the Company's sole executive officer, which salary has been accrued at the rate of $8,333 per month, but not paid. The Company does not contemplate commencing payment to Dr. Hinton of the monthly salary of $8,333.33 provided in his employment agreement unless and until it begins to generate positive cash flow from operations.


PART II. OTHER INFORMATION
--------------------------

Item 1.Legal Proceedings

       See Item 3. Legal Proceedings, in the Company's Annual
       Report on Form 10-KSB/A for the year ended December 31, 1998.

Item 2.Changes in Securities

       NONE

Item 3.Defaults upon Senior Securities

       NONE


Item 4.Submission of Matters to a Vote of Security Holders


       NONE


Item 5.Other Information


       NONE


Item 6.Exhibits and Reports on Form 8-K


EXHIBIT 27


ARTICLE 5
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE BALANCE SHEET (UNAUDITED) AND THE OPERATIONS FOR THE PERIOD
ENDED JUNE 30 1999 (UNAUDITED) AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

                           SIGNATURES
                           ----------
       In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMERICAN DIVERSIFIED GROUP, INC..
                              (Registrant)



August 10, 1999
                              By:  /s/Jerrold R. Hinton
                                   Jerrold R. Hinton
                                   President, Chief Executive Officer
                                   and Chief Financial Officer



                AMERICAN DIVERSIFIED GROUP, INC.
                FORMERLY TERA WEST VENTURES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                      FINANCIAL STATEMENTS
                           (UNAUDITED)
                          JUNE 30, 1999

                                                          Page


Balance Sheet                                             F-1

Statements of Operations                                  F-2

Statements of Cash Flows                                  F-4

Notes To Financial Statements                             F-6




                AMERICAN DIVERSIFIED GROUP, INC.
                FORMERLY TERA WEST VENTURES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                      FINANCIAL STATEMENTS
                           (UNAUDITED)
                          JUNE 30, 1999








               AMERICAN DIVERSIFIED GROUP, INC.
                FORMERLY TERA WEST VENTURES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEET
                    (UNAUDITED) JUNE 30, 1999


                                           JUN 30,   DEC 31,
                                             1999     1998
                                         (UNAUDITED) (AUDITED)

ASSETS

CURRENT ASSETS
    Cash                                   US$4,498     US$30
    Refundable taxes                          2,986     2,986
                                              -----     -----
        TOTAL CURRENT ASSETS                  7,484     3,016
                                              -----     -----
PROPERTY AND EQUIPMENT (net of $9,055         7,794     8,753
accum. depr.)                                 -----     -----

OTHER ASSETS
    Deposits                                    570       570
    Contractual advances to acquire
    common stock                            270,350   222,350
    Miscellaneous receivable (less             -         -
    $100,000 allowance)
                                            -------   -------
        TOTAL OTHER ASSETS                  270,920   222,920
                                            -------   -------
TOTAL ASSETS                            US$286,198 US$234,689
                                        ========== ==========

LIABILITIES AND DEFICIENCY IN ASSETS

LIABILITIES
    Accounts payable                      US$17,297 US$15,174
    Accrued expenses and other
    liabilities                                 746    11,523
    Accrued salary payable to officer       275,000   225,000
    Notes payable - stockholders            199,421   215,671
                                            -------   -------
        TOTAL CURRENT LIABILITIES           492,464   467,368
                                            -------   -------

DEFICIENCY IN ASSETS
   Preferred stock, Series A, $10 par
    value,50,000 shares authorized;
    none outstanding                           -         -
   Common stock, $.001 par value,
    350,000,000 shares
    authorized;  254,637,560 shares
    issued and outstanding;
    and 230,762,560 shares  issued and      254,637   230,762
    outstanding                             254,637   230,762
    Additional paid-In capital           18,525,74418,224,619

    Deferred consulting fees                (31,602) (397,160)
    Deficit accumulated prior to         (8,811,789)(8,811,789)
    development stage
    Deficit accumulated during         (10,143,256)(9,479,111)
    development stage
                                          ---------  ---------
          TOTAL DEFICIENCY IN ASSETS      (206,266)  (232,679)
                                          ---------  ---------
TOTAL LIABILIT. A. DEFICIENCY IN ASSETS   $286,198   $234,689
                                          =========  =========
See accompanying notes.

                               F-1


                AMERICAN DIVERSIFIED GROUP, INC.
                FORMERLY TERA WEST VENTURES, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF LOSS
                         (UNAUDITED)
                        JUNE 30, 1999

                                                                                                       CUMULATIVE
                                                                             DURING THE
                             FOR THE     FOR THE     FOR THE     FOR THE     DEVELOPMENT
                             6 MONTHS    6 MONTHS    3 MONTHS    3 MONTHS    STAGE
                             ENDED       ENDED       ENDED       ENDED       JAN 1, 1996
                             JUN 30,     JUN 30,     JUN 30,     JUN 30,     JUN 30,
                             1999        1998        1999        1998        1999
                             (UNAUDITED) (UNAUDITED) (UNAUDITED) (UNAUDITED) (UNAUDITED)

REVENUES
    Sales                             0      66,422           0     13,672     137,191
    Costs of sales                    -      56,630           -     11,135     125,163
                                -------     -------     -------    -------   ---------
        GROSS MARGIN                  0       9,792           0      2,537      12,028
                                -------     -------     -------    -------   ---------
EXPENSES
    Consulting fees             574,808     790,342     182,779    232,971   9,265,623
    Officer's salary             50,000      50,000      25,000     25,000     275,000
    Professional fees            16,625      11,963      15,625      3,645     158,475
    Reimbursed consultants'
     expenses                         -           -           -          -     127,974
    Telephone                     5,787       6,286       4,403      3,293      60,075
    Other operating expenses     16,925      31,359      11,807     17,314     223,354
                                -------     -------     -------    -------  ----------
        TOTAL EXPENSES          664,145     889,950     239,614    282,223  10,110,501
                                -------     -------     -------    -------  ----------

LOSS FROM OPERATIONS           (664,145)   (880,158)   (239,614)  (279,686)(10,098,473)
                                -------     -------     -------    -------  ----------
OTHER INCOME (EXPENSE)
    Forgiveness of
     indebtedness                     -           -           -          -      50,000
    Gains on settlements              -           -           -          -       4,795
    Loss on abandonment of
     acquisitions                     -           -           -          -    (107,380)
    Other income                      -       7,802           -          -       7,802
                                -------     -------     -------    -------     -------
     NET OTHER INCOME(EXPENSES)       0       7,802           0          0     (44,783)
                                -------     -------     -------    -------     -------

NET LOSS                       (664,145)   (872,356)   (239,614)  (279,686)(10,143,256)
                                =======     =======     =======    =======  ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
(PRIMARY AND FULLY DILUTED) 243,806,758 197,342,671 254,637,560 212,062,560 126,819,165
                            ----------- ----------- ----------- ----------- -----------

BASIC NET LOSS PER SHARE
(PRIMARY AND FULLY DILUTED)      (0.003)     (0.004)     (0.001)     (0.001)     (0.080)
                                  -----       -----       -----       -----       -----
See accompanying notes.

                                       F-3
                     AMERICAN DIVERSIFIED GROUP, INC.
                     FORMERLY TERA WEST VENTURES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                              JUNE 30, 1998

                                                           CUMULATIVE
                                    FOR THE     FOR THE    DURING THE
                                    6 MONTHS    6 MONTHS   DEVELOP STAGE
                                    ENDED       ENDED      JAN 1, 1996
                                    JUN 30,     JUN 30,    JUN 30,
                                    1999        1998       1999
                                    (UNAUDITED) (UNAUDITED)(UNAUDITED)

CASH FLOWS FROM OPERATING
ACTIVITIES
    Net loss                         (664,145) (872,356) (10,143,256)
    Adjustments to reconcile net
    loss to net
    cash provided by (used in)
    operating activities:
      Depreciation                       3,590     3,487      21,472
      Amortization of deferred         365,558   401,942   5,225,898
       consulting fees
      Loss on abandonment of                 -         -     107,380
       acquisitions
      Forgiveness of indebtedness            -         -     (50,000)
      Common stock exchanged for       225,000   388,400   4,084,957
       services
    (Increase) decrease in assets:
      Accounts receivable                    -    23,500           -
      Inventory                              -         -       5,000
      Other assets                           -   (18,633)          -
    Increase (decrease) in
      liabilities:
      Accounts payable and accrued      41,346    60,852     275,216
       liabilities
                                       -------   -------     -------
NET CASH PROVIDED BY (USED BY)
     OPERATING ACTIVITIES              (28,651)  (12,808)   (473,333)
                                       -------   -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions of property and          (2,631)   (2,124)    (12,315)
    equipment
  Payments for possible                      -              (107,380)
    acquisitions
  Deposits                                   -          -       (570)
                                        -------   -------   ---------
NET CASH USED BY INVESTING              (2,631)   (2,124)   (120,265)
  ACTIVITIES                            -------   -------   ---------

CASH FLOWS FROM FINANCING
ACTIVITIES
  Sales of common stock (net of         52,000   (6,000)     387,500
   brokers' fees)
  Proceeds (net) from notes payable    (16,250)  35,942      264,652
   to stockholders
  Payments on notes payable to               -        -      (40,000)
   potential investees
  Payments for loans receivable                 (15,000)     (15,000)
   f.potential investees
  Cash overdraft                             -        -            -
                                       -------  --------     --------
NET CASH PROVIDED BY (USED BY)
     FINANCING ACTIVITIES              35,750    14,942      597,152
                                       -------  --------     --------
NET INCREASE (DECREASE) IN CASH         4,468        10        3,554

CASH, BEGINNING                            30    11,069          944

CASH, ENDING                            4,498    11,079        4,498
                                       ======    ======      =======
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Continued)

                                                           CUMULATIVE
                                                           DURING THE
                                    FOR THE     FOR THE    DEVELOPMENT
                                    6 MONTHS    6 MONTHS   STAGE
                                    ENDED       ENDED      JAN 1, 1996
                                    JUN 30,     JUN 30,    JUN 30,
                                    1999        1999       1999
                                    (UNAUDITED) (UNAUDITED)(UNAUDITED)

SUPPLEMENTAL DISCLOSURES

Cash paid for:
      Interest                             482            -        482
      Income taxes                           -            -          -

Cash and common stock given by
 shareholders to potential
 investee on behalf of the Company
 for notes payable                           -            -    167,358

In addition to amounts reflected
above, common stock was issued for:
        Contractual advances to         48,000            -     88,000
         acquire common stock
        Settlement of debt                   -            -      7,000
        Consulting services            225,000      996,400  8,892,400
                                       =======      =======  =========

See accompanying notes.


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


                               F-6