Form 10QSB
period 1999-09-30
AMERICAN DIVERSIFIED GROUP INC
filed 1999-11-15
CIK 919742

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                Form 10-QSB
(Mark one)

[ X ]  QUARTERLY  REPORT UNDER SECTION 13 OR 15  (d)  OF  THE
       SECURITIES EXCHANGE   ACT OF 1934

       For the quarterly period ended: September 30, 1999

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

             110 North Center St. Suite 202, Hickory, NC 28601
                 ----------------------------------------
                 (Address of principal executive offices)

                              (828) 322-2044
                         -------------------------
                        (Issuer's telephone number)
            __________________________________________________
            (Former name, former address and former fiscal year,
                         if changed since last report)

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

Common Stock, $.001 par value 274,887,560 shares outstanding as of October 30, 1999.

Transitional Small Business Disclosure Format:  Yes __  No  X

                               Page 1 of 18

                                   INDEX


                     AMERICAN DIVERSIFIED GROUP, INC.


PART I FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

          Balance Sheet - September 30, 1999 (Unaudited).

          Statements of Loss - Three months and nine months ended September 30, 1999 and 1998 (Unaudited).

          Statements of Cash Flows - Three months and nine months ended September 30, 1999 and 1998 (Unaudited).

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


Results of Operations
---------------------
        American Diversified Group, Inc.(the "Company") is a development stage company. The disclosure in the quarterly report should be read in conjunction with the Company's annual report on Form 10-KSB/A for its year ended December 31, 1998, which was filed with the SEC, as well as the Quarterly Reports on Form 10-QSB for the three month period ended March 31, 1999 and the six month period ended June 30, 1999. During the
Company's  three  and  nine month periods ended September  30,  1999,  the
Company incurred net losses of $474,689 ($.00 per Share) and $1,138,834 ($.00 per Share) compared to net losses of $636,996 ($.00 per Share) and $1,511,352 ($.00 per Share) for the comparable three and nine month periods for the prior year.

        The Company reported no sales revenues for the three and nine month periods ended September 30, 1999, compared to sales revenues of $0 and $66.422, respectively, for the three and nine month periods ended September 30, 1998. These revenues during 1998 resulted from sales of generic pharmaceuticals, telecommunication sales and miscellaneous, as discussed below.

        The Company's net losses for the three and nine month periods ended September 30, 1999, were the result of the lack of sales revenues during the periods and the continued expenses associated with continuing to operate and maintain its offices, professional fees and expenses associated with being a reporting public company, which include accounting and printing/EDGAR preparation and filing fees. The Company incurred non-cash expenses associated with the issuance of shares to its executive officer, directors and consultants for continued services to the Company during the three period ended September 30, 1999, in the aggregate amount of $432,102, including additional consideration represented by the waiver by the Company of options payments due from a director and consultants, but excluding $42,000 advanced by the Company to GTCC to expand its Internet telephony business as an affiliate of the Company. Non-cash compensation in connection with the issuance of shares expensed during the nine month period ended September 30, 1999, was $1,006,910, including additional consideration represented by the waiver by the Company of options payments due from a director and consultants but excluding of $90,000 advanced by the Company to GTCC to expand its Internet telephony business as an affiliate of the Company.

        In order for the Company to pay its operating expenses, including office rents, communication expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, the Company was dependent upon the funds provided by non-interest bearing loans from the Company's executive officer, director and shareholders. In addition, during the third quarter of 1999, the Company received funds from the exercise of options of $5,000

and loans from shareholders of $10,000. There can be no assurance of any additional exercise of options, at the end of the quarter ended September 30, 1999, the Company had outstanding 2,000,000 options granted to an individual consultant options. While the Company also has outstanding options granted to private investors in the Company's unit private placement, which resulted in net proceeds of $122,000 during 1997 and $56,000 during 1998, there can be no assurance that any of these options will be exercised in the near future, if ever, because the option exercise price on these options is at $.08 per share, which is in excess of the recent prevailing price range of $.017 to $.025. Further, there can be no assurance, based upon present market price of the shares, that it will be able to raise additional private placement funding, at terms and conditions satisfactory to the Company, nor is the Company presently soliciting any private placement proceeds.

        The Company, during the nine months ending September 30 1999, has continued to pursue efforts to generate sales orders for pharmaceutical products in West Africa. These efforts however, have not been successful during the past six months and indeed the Company has been disappointed in its ability to achieve registration approvals that are necessary and could lead to generate sales revenues for pharmaceutical products in West Africa. While the Company's consulting agreement with Emerging Trends Linkages Corp. (ETLC) expired in June, 1999, the Company, however, is continuing negotiations with ETLC for the purposes of extending its relationship with ETLC. In fact, ETLC has continued to explore the use of new representatives for West Africa, which the Company hopes will result in new registrations and approvals for pharmaceutical products in the future. ETLC has recently had samples of 32 pharmaceutical products delivered to potential end users and distributors in West Africa for such purpose, together with appropriate labeling and other documentation in French, with certificates of analysis from the manufacturer in India. There can be no assurance as to the timing or quantity of any orders that may be received, as the Company has previously hoped for more expeditious process for achieving orders, which has not occurred. The Company's ability, if any, to again generate revenues from such efforts is contingent upon the Company concluding an extension with ETLC at terms and conditions that are mutually agreeable, as well as the ability to comply with the procedures applicable to the sale of such products to the public and private sectors in the markets in West Africa where this business is being pursued. The Company does believe that it has sourced quality products from several third party manufacturers and distributors, located in India at competitive prices necessary for the Company to meet the pricing structure in West Africa and elsewhere.

        The Company, in May, 1999, was informed by ETLC that initial deliveries were made of the dengue fever test kits in South America. These test kits, which are manufactured in US, require funding from the South American customers prior to any payments being made the Company and the US manufacturer.

         The Company's relationship is directly through ETLC, whose representative has continued to active in the process of securing registration approval of the dengue fever test kits in South America. This process has taken longer than both the Company and ETLC have anticipated, but these efforts are being actively pursued and the representative to Brazil has met with appropriate officials in the States of Roraima and Amazon.

        The Company believes that it should be able to generate revenues from the sale of dengue fever test kits. However, this ability is dependent upon the Company successfully concluding an extension of its relationship with ETLC, with whom the Company has had a continued business relationship since 1995, as well as securing governmental approvals in Brazil.

        The Company, during the nine month period ended September 30, 1999, amended its interim stock purchase/loan agreement with Global Transmedia Communications Corporation (GTCC) of Miami, Florida, with the execution of a secured convertible debenture, dated as of March 15, 1999 (the "GTCC Note"). To date, the Company has advanced a total of $312,350 under the terms of the GTCC Note, which grants the Company the right to acquire 45% of GTCC, based on and dependent upon GTCC achieving sales revenues of at least $500,000 by December 31, 1999. Further, in the event that GTCC achieves sales revenues of at least $1.2 million by such date, GTCC shall have the right to "put" to the Company the 45% of the GTCC shares. In addition, the Company has the right to acquire the remaining 55% of GTCC, in the event that GTCC receives a bona fide offer from a third party, at the same terms and conditions as offered by the bona fide third party. The Company has not yet received any revenues from its agreement with GTCC, and if the Company elects to convert the GTCC Note, it will not receive any revenues from the sales generated by GTCC.
However, the GTCC Note provides for repayment of the principal and interest over a 36 month period following the Company's demand for repayment, commencing after December 31, 1999. As of September 30, 1999, GTCC has generated revenues of $94,000, and projects that it will generate and receive additional revenues prior to the end of the calendar year.

         GTCC has recently introduced enhancements to its Internet telephony business service, to permit its subscribers/users to use GTCC's service world-wide. Initially, its services were largely limited to Internet telephony from South America to the US, but with the new enhancements, GTCC's subscribers may access and place Voip (voice over internet protocol) telephony communications of full voice, data, fax features to and from Asia, South America and elsewhere, to the US or any other location.

        The Company, based upon the representations received from GTCC, hopes that prior to the end of fiscal 1999, GTCC will begin to generate increasing revenues from operations, as it increases its subscriber base for its Voip telephony business include prepaid calling cards at very competitive rates. GTCC recently entered into an agreement with a group of telecommunication companies in Venezuela. GTCC is in the process of installing circuits for such service prior to year end. Such agreement calls for the purchase of a minimum 2,100,000 minutes, and up to 3,900,000 minutes in calling volume, once the Voip circuits are activated. Assuming that to Voip circuits are activated and the Venezuelan group fulfills its contract commitment to GTCC, the purchase of minutes should result in annual revenues estimated to be $780,000.

        The Company shall continue to evaluate the business of GTCC, to determine whether and when to convert the GTCC Note into equity in GTCC, from which the Company will be able to recognize and receive revenues. GTCC's ability to generate increasing operating revenues is dependent upon GTCC's capacity to satisfy the potential customer requirements in its markets of which there can be no assurance.

        The Company has been informed by GTCC that it is finalizing agreements to offer its Voip services in Europe and Eastern Europe. Upon completion of these agreements, GTCC will commence installing its system in Europe and Eastern Europe, a part of its existing agreement with World Telecom Labs, located in Belgium. It is anticipated that this Voip system can be operational starting in the first quarter of fiscal, 2000, although unforeseeable delays could occur.

        The Company continues to be dependent upon the willingness of the Company's executive officers/directors and its consultants to accept shares as compensation for continued services to the Company, which services the Company considers to be valuable and necessary to its continued operations.

Liquidity and Capital Resources
-------------------------------
        The Company, at September 30, 1999, had current assets of $3,394, compared to current assets of $7,516 at September 30, 1998, and current assets of $3,016 at the year ended December 31, 1998. To assist the Company in its cash flow requirements which are presently estimated at $5,000 per month, the Company has generated $57,000 from the exercise of options during the nine month period through September 30, 1999. In addition, the Company's executive officer, director and shareholders have loaned the Company $21,000 during the nine month period ended September 30, 1999, of which $11,500 has been repaid. The Company may determine, depending upon the prevailing stock price of its shares, to seek subscriptions from the sale of securities to private investors, although there can be no assurance that it will be successful in securing any investment from private investors at terms and conditions satisfactory to the Company, if at all. The Company may also seek to generate revenues from the exercise of options, at terms to be negotiated.

        The Company also hopes to receive revenues from sales of Internet telephony products and services in GTCC's markets, and from sales of pharmaceutical products in West Africa, and dengue fever test kits in South America. The amount of such sales revenues cannot at this time be determined. Indeed, it has taken longer than the Company anticipated to generate revenues from orders and purchase requests in all its areas of business that the Company has continued to pursue.

        The Company has also been awarded a default judgment in the amount $125,000 against Imaging Systems Synergies Inc. ("ISS"), by the Court in the 11th Judicial Circuit, Dade County, FL. The Company is pursuing collection efforts against ISS or any successor entity. There can be no assurance that the Company will be successful in perfecting its judgment against ISS and in collecting damages awarded by the Court.

        In addition, the Company must conclude at satisfactory terms and conditions the extension of its consulting relationship with ETLC, in order to secure the benefit it hopes to derive from future pharmaceutical sales and dengue fever test kit sales. The consulting arrangement with ETLC, which commenced in 1995, and was extended in November 1998 through June, 1999, is presently being discussed and the Company believes that it will successfully conclude such negotiations prior to the end of fiscal 1999. Nevertheless, ETLC has indicated that any orders that it generates for pharmaceuticals and test kits from its efforts while under contract agreement with the Company will be delivered to the Company, for the benefit of the Company.

        Based upon the Company's present liquid resources, after the expenses that were paid by the Company following receipt of the proceeds from the exercise of options and officer director and shareholder loans, which expenses include office expense, professional/accounting fees, transfer agent and printing service fees, and telecommunications costs, among other expenses, and based upon its present operating expenses of $5,000 per month, and the oral commitment of its chief executive officer to loan funds on a non-interest bearing basis to assist the Company in paying its operating expense, the Company will be able to operate for approximately four months, if no revenues are generated from operations or other sources. However, the Company does anticipates receipt of operating revenues, in the near term, as a result the business developments by GTCC, as well as revenues from pharmaceutical and medical product sales.

        The Company's monthly operating expenses of approximately $5,000 during the nine month periods ended September 30, 1999, does not reflect any salary to Dr. Jerrold R. Hinton, the Company's sole executive officer, which salary has been accrued, but not paid, at the rate of $8,333 per month, during the three year period which commenced in October, 1996 and ended September 30, 1999. The Company does not contemplate commencing payment to Dr. Hinton of any salary provided in his employment agreement or thereafter, unless and until it begins to generate positive cash flow from operations.

        The Company, in October, 1999, determined to settled the potential claims of Judith Grossman and Corporate Seminar Advisors under consulting agreements and arrangements with the Company, which agreements and arrangements were terminated in writing to the Company by Ms. Grossman and Corporate Seminar Advisors. In consideration for the termination and to settle any and all claims, asserted or unasserted, of Ms. Grossman and Corporate Seminar Advisors, against the Company, the Company issued to Ms. Grossman 1 million shares of stock without legend and 2 million shares pursuant to Rule 144. The shares issued to Ms. Grossman have been accounted for and expensed as consulting fees. The Company has not made any settlement with Messrs. Matthew Milo or Joseph Quattrocchi, who resigned as consultants to the Company in December, 1998. While the Company has received written demand by such persons for compensation under the consulting agreement, the Company has taken the position that it owes no compensation to such former consultants, nor does it owe any loans payable to Messrs. Milo or Quattrocchi. This position is based upon the consultants' resignation and their failure to provide the Company with consulting services for the two and one-half year term required of the consulting agreement. The Company also believes that it has meritorious defenses to any claim that Messrs. Milo and Quattrocchi may bring, and indeed has counterclaims that it could pursue in the event of any claim. Reference is made to the discussion in the Company's Annual Report on Form 10-KSB/A for 1998, and specifically to the disclosure Item 3, Legal Proceedings,


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

            See Footnote E to Financial Statements

Item 2.     Changes in Securities

            NONE

Item 3.     Defaults upon Senior Securities

            NONE

Item 4.     Submission of Matters to a Vote of Security Holders

            NONE

Item 5.     Other Information

            NONE

Item 6.     Exhibits and Reports on Form 8-K

            Exhibit 27


EXHIBIT 27

ARTICLE 5
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE BALANCE SHEET (UNAUDITED) AND THE OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30 (UNAUDITED) AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

                                SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       AMERICAN DIVERSIFIED GROUP, INC..
       (Registrant)





November 15, 1999            By:  /s/Jerrold R. Hinton
                                  Jerrold R. Hinton
                                  President, Chief Executive Officer and
                                  Chief Financial Officer

                     AMERICAN DIVERSIFIED GROUP, INC.
                     FORMERLY TERA WEST VENTURES, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                           FINANCIAL STATEMENTS
                                (UNAUDITED)
                            SEPTEMBER 30, 1999

                     AMERICAN DIVERSIFIED GROUP, INC.
                     FORMERLY TERA WEST VENTURES, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                           FINANCIAL STATEMENTS
                                (UNAUDITED)
                            SEPTEMBER 30, 1999




                                                 Page


Balance Sheet                                     12

Statements of Loss                                14

Statements of Cash Flows                          16

Notes To Financial Statements                     18

                     AMERICAN DIVERSIFIED GROUP, INC.
                     FORMERLY TERA WEST VENTURES, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEET
                                (UNAUDITED)
                         AS OF SEPTEMBER 30, 1999

Balance Sheet
                                     Sep. 30, 1999         Dec. 31, 1998
                                       (UNAUDITED)             (AUDITED)
ASSETS
------
Current Assets:
   Cash                                       $938                   $30
   Refundable taxes                          2,456                 2,986
                                             -----                 -----
     Total Current Assets                    3,394                 3,016
                                             -----                 -----
Property and Equipment
(net of $10,805 accum. depr.)                5,999                 8,753
                                             -----                 -----
Other Assets
   Deposits                                    570                   570
   Contractual advances to
   acquire common stock                    312,350               222,350
   Miscellaneous receivable
   (less $100,000 allowance)                     -                     -
     Total Other Assets                    312,920               222,920
                                           -------               -------
Total Assets                              $322,312              $234,689
                                           =======               =======
LIABILITIES AND
DEFICIENCY IN ASSETS
Liabilities
   Accounts payable                        $13,961               $15,174
   Accrued expenses and
   other liabilities                           784                11,523
   Accrued salary payable
   to officer                              300,000               225,000
   Notes payable-stockholders              209,421               215,671
                                           -------               -------
     Total Current Liabilities             524,166               467,368
                                           -------               -------
Deficiency In Assets
Preferred Stock, Series A,
   $10 par value, 50,000
   shares authorized; none
   outstanding                                -                     -
Common Stock, par value
   $.001 per share,
   authorized
   350,000,000 shares;
   issued and; outstanding
   272,887,560 shares; and
   230,762,560 shares issued
   and outstanding                         272,887               230,762
Additional Paid-In Capital              18,954,994            18,224,619
Deferred Consulting Fees                      -                 (397,160)
Deficit Accumulated Prior
   Development Stage                    (8,811,789)           (8,811,789
Deficit Accumulated During
   Development Stage                   (10,617,945)           (9,479,111)
                                        ----------             ---------
     Total Deficiency in Assets           (201,853)             (232,679)
                                        ----------             ---------

Total Liabilities and
Deficiency in Assets                      $322,313              $234,689
                                        ==========             =========
See accompanying nores.


                     AMERICAN DIVERSIFIED GROUP, INC.
                     FORMERLY TERA WEST VENTURES, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF LOSS
                                (UNAUDITED)
                         AS OF SEPTEMBER 30, 1999

                                                                         Cumulative
                      For the 9     For the 9    For the 3    For the 3  During The
                         Months        Months       Months       Months  Development
                          Ended         Ended        Ended        Ended        Stage   nt
                        Sep 30,       Sep 30,      Mar 31,      Mar 31,  Jan 1, 1996
                           1999          1998         1999         1998  Sep 30,1999
                    (Unaudited)   (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Revenues
   Sales                     $0       $66,422           $0           $0     $137,191
   Cost of Sales              -        56,630            -            -      125,163
     Gross Margin             0         9,792            0            0       12,028

Expenses
   Consulting fees    1,006,910     1,408,313      432,102      617,971    9,697,725
   Officer's salary      75,000        75,000       25,000       25,000      300,000
   Professional fees     25,148        14,337        8,523        2,374      166,998
   Reimbursed
   consultants exp.        -             -            -            -         127,974
   Telephone              7,290         9,250        1,503        2,964       81,578
   Other operat. exp.    24,486        22,046        7,561       (9,313)     230,915
     Total Expenses   1,138,834     1,528,946      474,689      638,996   10,585,190
                      ---------     ---------      -------      -------   ----------
Loss From Operations (1,138,834)   (1,519,154)    (474,689)    (638,996) (10,573,162)
                      ---------     ---------      -------      -------   ----------
Other Income(Espense)      -             -            -            -            -
   Forgiveness and
   Indebtness              -             -            -            -          50,000
   Gains on settlements    -             -            -            -           4,795
   Loss on abondonment
   of acquisation          -             -            -            -        (107,380)
   Other Income            -            7,802                      -           7,802
     Net Other  Income
     (Expenses)            0            7,802         -            -         (44,783)
Net Loss            ($1,138,834)  ($1,511,352)   ($474,689)   ($638,996)($10,617,945)
                      =========    ==========     ========     ========  ===========
Weighted Avarage
Number
of common Shares
outstanding
(Primary and
Fully deluted)      250,212,194   205,095,892  262,814,190  224,306,038  128,850,248
                    ===========   ===========  ===========  ===========  ===========
Basic Net Loss Per
Share
Primary and
Fully Deluted           ($0.00)       ($0.01)      ($0.00)      ($0.00)      ($0.08)
                        =======       =======      =======      =======      =======
See accompanying notes


                     AMERICAN DIVERSIFIED GROUP, INC.
                     FORMERLY TERA WEST VENTURES, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                         AS OF SEPTEMBER 30, 1999

Statements Of Cash Flows
                                                               Cumulative
                                                               During The
                                  For the 9      For the 9    Development
                                     Months         Months          Stage
                                      Ended          Ended    Jan 1, 1996
                              Sep. 30, 1999  Sep. 30, 1998   Sep 30, 1999
                                (Unaudited)    (Unaudited)    (Unaudited)

Cash Flows From Operating
Activities:
   Net Loss                    ($1,138,834)   ($1,511,352)  ($10,617,945)
   Adjustments to reconcile
   net loss to net
   cash used in operating
   activities
   Depreciation                       5,385          5,281         23,267
   Amortization of deferred
   consulting fees                  397,160        634,913      5,257,500
   Loss on abondonment of
   acquisations                        -           634,913        107,380
   Forgiveness of
   indebtedness                        -              -           (50,000)
   Common stock exchanged
   for service                      625,500        788,400      4,485,457
   (Increase) decrease in
   assets:
   Accounts receivable                    -         48,391              -
   Inventory                              -              -          5,000
   Other current assets                 530              -            530
   Increase (decrease) in
   liabilities:
   Accounts payable and
   accrued liabilities               63,047         30,996        296,918
Net Cash Used By Development
Stage Operating Activities          (47,211)        (3,371)      (491,893)
                                     ------          -----        -------
Cash Flows From Investing
Activities
   Acquisations of property
   and equipment                     (2,631)        (2,124)      (120,265)
   Payments for possible
   acquisations                           -              -       (107,380)
   Deposits                               -              -           (570)
Net Cash Used By Investing           (2,631)        (2,124)      (120,265)
   Activities                         -----          -----        -------

Cash Flows From Financing
Activities
   Sales of common stock             57,000         (6,000)       392,500
   Proceeds(net) from notes
   payable to stockholders           (6,250)        17,942        274,652

   Payments on notes payable
   to potential investees                 -              -        (40,000)
   Payments for loans
   receivable from pot. investees         -        (15,000)       (15,000)
   Cash overdraft                         -              -              -
Net Cash Provided By
Financing Activities                 50,750         (3,058)       612,152
                                     ------         -------       -------
Net Increase(Decrease) in Cash          908         (8,533)            (6)

Cash, Beginning                          30         11,069            944
Cash, Ending                           $938         $2,516           $938

Supplemental Disclosures

Cash paid for:
   Interest                             482              -            482
   Income taxes                           -              -              -

Cash and common stock given
by
Shareholders to potential
investees on behalf of the
Company for notes payable                 -              -        167,358

In addition to amounts
reflected above, common
stock was issued for:
   Contractual advances to
   acquire common stock              90,000              -        130,000
   Settlement of debt                     -              -          7,000
   Consulting services              625,500        996,400      9,292,900
                                    =======        =======      =========
See accompanying notes.

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

Certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of December 31, 1998 contained in the Company's Form 10-KSB/A.


NOTE 2 - EARNINGS (LOSS) PER SHARE

Per share information is computed based on the weighted average number of common shares outstanding (primary and fully diluted) during the period.
