Form 10KSB
period 1999-12-31
AMERICAN DIVERSIFIED GROUP INC
filed 2000-03-31
CIK 919742

US SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC 20549

                               FORM 10-KSB


   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                               ACT OF 1934

                 For the fiscal year ended December 31, 1999

                      COMMISSION FILE NUMBER: 0-23532
                      -------------------------------

                      AMERICAN DIVERSIFIED GROUP, INC.

             NEVADA                         88-0292161
             ------                         ----------
(State or Other Jurisdiction of    (IRS Employer Identification No.)
        Incorporation)

                      110 NORTH CENTER STREET, SUITE 202
                             HICKORY, NC 28601
                   ----------------------------------------
                   (Address of Principal Executive Offices)

                              (828) 322-2044
                              --------------
                       (Issuer's telephone number)

    Securities registered under Section 12 (b) of the Exchange Act: NONE
                             ----------------
                             (Title of class)

      Securities registered under Section 12(g) of the Exchange Act:

                        COMMON STOCK, PAR VALUE $.001
                             ----------------
                             (Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days.

                           Yes (XX) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                (  )

The Registrant had no revenues during its recent fiscal year ended December 31, 1999. The aggregate market value of the voting stock held by non-affiliates(1) of the Registrant based on the average bid and asked prices of $.35 and $.40 respectively, of such common stock as of March 28, 2000, is approximately $101,864,865, based upon an average of $.375 multiplied by 271,639,640 shares of common stock as of such date held by non-affiliates. As of March 28, 2000, the Registrant had a total of 303,870,560 shares of common stock, par value $.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference in this report on Form 10- KSB except for certain previously filed exhibits identified in Part III, Item 13, hereof.
(1) Affiliates for the purposes of this Item refer to the officers, directors and/or persons or firms owning 5% or more of the Registrant's common stock, both record and beneficially.


                        TABLE OF CONTENTS

                          PART I                                  Page
Item 1. Description of Business.                                  3
Item 2. Description of Property.                                  9
Item 3. Legal Proceedings.                                        9
Item 4. Submission of Matters to a Vote of Security Holders.      10

                          PART II
Item 5. Market for Common Equity and Related Stockholder Matters. 11
Item 6. Management's Discussion and Analysis or Plan of Operation.12
Item 7. Financial Statements.                                     15
Item 8. Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure.                      15

                         PART III
Item 9.  Directors, Executive Officers, Promoters and
         Control Persons.                                         15
Item 10. Executive Compensation.                                  17
Item 11. Security Ownership of Certain Beneficial Owners and
         Management.                                              18
Item 12. Certain Relationships and Related Transactions.          19
Item 13. Exhibits and Reports on Form 8-K                         19



                             PART I

ITEM 1. DESCRIPTION OF BUSINESS
===============================

Background
American Diversified Group, Inc., a Nevada corporation (hereinafter the "Company" or the "Registrant"), was incorporated under the laws of the State of Nevada as Terra West Homes, Inc. on January 16, 1979. On March 15 1995, the Company's name was changed to American Diversified Group, Inc. The Company's principal activities have involved the search of businesses and/or assets that it could acquire, in order to become an operating company, or in the alternative, efforts to develop its own business operations with the assistance of third parties. The Company entered into several consulting agreements with third parties for the purpose of hopefully assisting the Company in developing a business, including development of various product lines, primarily in the medical and telecommunication areas, with the intention of generating sales of such products.

The Company's business during 1997 and 1998 principally resulted from the engagement by the Company in February 1996 of Emerging Trends Linkages Corp., a New York corporation ("ETLC"), as consultant. The Company entered into an initial consulting agreement with ETLC in February 1996, for the purpose of seeking sales from West Africa for the distribution and sale of a variety of medical/pharmaceutical products. See the discussion below under "Consulting Agreements". During 1997 and 1998, the Company began to generate initial but limited revenues from the sale of generic pharmaceutical products in West Africa, but generated no revenues from such business efforts during the year ended December 31, 1999.

During the year ended December 31, 1999, the Company has pursued efforts to complete its intended acquisition of Global Transmedia Telecommunication Corporation ("Global") of Miami, FL., a company engaged in the business of Internet telephony and Voice Over Internet Protocol (VOIP), which acquisition it believes should be closed and completed during March 2000. See "Recent Business

Developments-Telecommunications Venture" below.

Business Developments-Telecommunications Venture

Agreements with Global and Global's Business
In order to pursue telecommunications, the Company entered into an initial agreement with Global, formerly Telephonetics Overseas Corporation. The initial agreement with Global was announced in March 1998. In March 1998, the Company entered into an agreement (Letter of Intent for Acquisition and Participation) with Global. This initial agreement provided, among other things, that the Company would advance to Global over a period $150,000, which advance would be evidenced by a promissory note. This note granted the right to convert the debt into 9% of Global. In addition, the note provided for the right of Global to "put" subsequent 9% equity interests in Global for subsequent payments of $150,000, if Global reached certain threshold levels of sales revenues and also granted the Company the right to call subsequent 9% interests in Global at other gross sales levels.

Prior to this agreement, Global's activities primarily involved the business of providing quality telecommunications hardware and audio content for "on-hold" and web site messaging and advertising for corporations, retail chains and other users. During 1998, Global also commenced the sale and distribution of Internet telephony services for sale in the domestic and foreign markets.

The Company in August 1998 entered into a further agreement with Global, pursuant to which the Company was granted the right to acquire 45% of Global for consideration of $700,000. Under this interim stock purchase agreement with Global, the Company has the right to acquire up to 45% of Global for $700,000. The Company also had the right to negotiate an agreement to acquire the remaining 55% of Global in consideration for the payment of cash or cash and securities, based upon certain valuations, subject to adjustment.

On March 15, 1999, Global granted the Company a secured convertible debenture, in an amount based upon the Company's total advances to Global, as increased from time to time. This debenture provided for the right of the Company to elect repayment of the total amount of the monies advanced through such election, over a 36 month period commencing January 1, 2000. The debenture also provided, in the alternative, the right of Global to "put" 45% of Global's shares to the Company, if Global reached certain sales revenues prior to December 31, 1999, or, if such revenues were not reached, the Company had the right to acquire 45% of Global for consideration equal to the amount advanced to Global through the date of conversion. The debenture also had certain adjustments, based upon Global reaching certain sales revenue levels.

On December 16, 1999, the Company and Global entered into a further letter of intent, pursuant to which the Company would be granted the right to acquire 100% of Global. This letter of intent provided for the use of a valuation opinion, from an independent third party selected by the Company. The Company also agreed to use its best efforts to arrange for working capital financing for Global in an amount from $1.5 million to $2 million. In anticipation of the execution of a definitive share purchase agreement, at a purchase price of $5 million, which purchase price was subject to adjustment, the Company commenced the valuation process.

At December 31, 1999, the amount of the advance from the Company to Global was $312,500, which represents an increase of $90,000 from the year ended December 31, 1998. Such amounts have been accounted for as a loan from the Company to Global, secured by the shares of GTCC, which loan at December 31, 1999 granted the Company the right to convert the loan into Global shares as provided above and all such sums advanced to Global were to be applied to the consideration due under the share purchase agreement. See the discussion of the Stock Purchase Agreement between the Company and Global dated as of February 19, 2000, pursuant to which the Company has acquired 99% of Global.

While to date, Global has received only limited revenues from its telephony business, during the period commencing mid 1999, Global has informed and represented to the Company that it had begun the material expansion of its business to include expansion of its services into additional countries. Further, during the fourth quarter of 1999, Global obtained an international carrier license under Section 214 from the Federal Communications Commission
(FCC). Global also informed the Company of Global's determination to become a facilities based carrier and expand its network establishing Points of Presence (POP) within the countries in its network, which include Mexico, Venezuela, Colombia and other countries to be opened in fiscal 2000. To date, Global has established facilities in San Antonio, TX and Monterrey, Mexico. Global has plans to develop its network operations in St. Louis, MO during the second quarter 2000 and continue establishing POP's. Global's telecommunications services are provided on a prepaid basis. Global enters into agreements with third party telecommunication vendors in each country to market its services. These third parties are generally telecommunication companies or Internet Service Providers (ISP) with expertise in IP telephony technology. Global is also seeking to develop relations with international carriers for call termination by these carriers using Global's network.

Initially, Global's IP telephony services were limited to services offered to customers from South America to the US.
However, during 1999 Global began the expansion of its services to permit Global's subscribers to be able to place calls worldwide through its IP telephony system. Global's services include full voice, fax, and data transmission features. Global projects that it will begin to generate monthly revenues based upon an increased subscriber base. In fact, Global has represented to the Company that it shall report revenues and receivables that will be reported in the Form 10-QSB of the Company for the period ended March 31.
Global entered into an agreement with a group of marketing and telecommunication companies in Venezuela, which provides for the purchase of a minimum of 2.1 million minutes and up to 3,900,000 minutes in calling volume. This is projected by Global to generate revenues of up to $780,000 during the year 2000, although the timing of such revenues cannot be determined at this date.

Global is also currently negotiating an agreement with a group of telecommunication companies in Mexico which will enable Global to originate and terminate calls in Mexico on Global's network. In addition, Global has negotiated termination agreements with companies in Brazil, Peru and Eastern Europe. Global expects to enter into an initial agreement to begin to offer its IP telephony services in India during the first six months of 2000. Global has represented to the Company that it has entered into negotiations with several companies and individuals with telecommunication services which Global will market through licenses or potential acquisitions.

Share Purchase Agreement

The Company, Global and Global's shareholders entered into a share purchase agreement effective February 19, 2000 (the "Agreement") pursuant to which the Company agreed to acquire 99% of Global's shares. This Agreement provides for the issuance to Global's shareholders of units which aggregate 25 million shares of common stock, based upon the average closing bid price of the shares during the ten day period prior to February 19, 2000. The units also provide for the issuance of four warrants, Class A, B, C and D, each exercisable at $.08, which was the average closing bid price of the Company's shares during the six month period prior to February 19, 2000. Each Class of warrants provides for the issuance of 25 million shares and expire two years from the date of the Agreement. Neither the shares nor the warrants have been registered under the Securities Act of 1933, as amended (the "Act"). The Class A warrants are exercisable during the twenty-four month period commencing the date of the Agreement the Class B warrants are exercisable commencing on a date six months from the execution of the Agreement for a period ending twenty- four months from the date of the Agreement; the Class C warrants are exercisable commencing on a date twelve months from the execution of the Agreement for a period ending twenty four months from the date of the Agreement; and the Class D warrants are exercisable commencing on a date eighteen months from the execution of the Agreement for a period ending twenty-four months from the date of the Agreement. If all of the warrants are exercised the Company will receive warrant proceeds of $8 million. The Agreement is filed as an exhibit to this Annual Report on Form 10-KSB. It is intended that Global and the Company will execute a management agreement which should provide payment to the Company of a management fee of approximately 5% of Global's revenues on an annual basis.

Competitive Business Conditions

The telecommunications industry is highly competitive, rapidly evolving and subject to constant technological change and to intense marketing by different providers of functionally similar services. Since there are few, if any, substantial barriers to entry, Global has represented to the Company that it may reasonably expect that new competitors are likely to join
existing   competitors   in   the  telecommunications industry,
including the market for international long-distance voice and data transmission targeted by Global. Many of Global's current competitors are significantly larger and have substantially greater market presence and experience as well as greater financial, technical, operational, marketing and other resources than the Company. However, the Company has been informed that Global's use of IP telephony should enable Global to provide customers with competitive pricing for its telecommunications services. Nevertheless, there can be no assurance that Global will be able to successfully compete with major carriers in each of its markets, including Internet telephony and telecommunications providers, and from traditional phone companies. Further, there can be no assurance that Global will be able to successfully compete with established companies with significant operating histories and far greater financial and other resources, which companies presently are in or may enter Global's existing and future markets.

Sources and Availability of Hardware and Software Equipment

All equipment used by Global is provided by major suppliers and is readily available. Software to operate the network is commercially available from software suppliers and equipment suppliers, and Global has the technical expertise and ability to develop in-house software as needed for network applications and new telecommunications products.

Dependence on one or a few major customers

Global is not dependent on any single customer or group of customers and does not foresee becoming dependent upon any customers in the future.

Licenses

Global has obtained a authority as an international telecommunications carrier under Section 214 of the Telecommunications Act by the FCC. It is Global's practice either to obtain a license or operate utilizing the license of the providers in foreign countries in each of its markets.

Effect of Existing or Probable Governmental Regulations

In February 1997, the United States and approximately 70 other countries of the World Trade Organization signed an agreement committing to open their telecommunications markets to competition and foreign ownership beginning in January 1998. These countries account for approximately 90% of world telecommunications traffic. The WTO agreement provides Global and all companies in its industry with significant opportunities to compete in markets where access was previously either denied or extremely limited. However, the rights and privileges that are available in each of these markets is subject to the granting by each country individually and therefore Global's ability to establish itself in each market and provide its services is subject to the actions of each individual country which can vary greatly. There can be no assurance that new regulations and limitations may be adopted to limit the ability of Global and other providers to service particular markets.

Number of total employees and number of full time employees

Global at present has 8 full time employees and is in the process of hiring additional individuals for its anticipated growth during fiscal 2000. Global does not believe that it will have difficulty in hiring and retaining qualified individuals in the field of Internet telephony, although the market for skilled technical personnel is highly competitive.

Consulting Agreements-Medical and Pharmaceutical Products

The Company entered into an initial consulting agreement with ETLC in March 1996. Following execution of the initial consulting agreement with ETLC, the Company received its first purchase orders from the Republic of Guinea for generic pharmaceuticals and vitamin products, which initial orders were generated by ETLC. These orders were generated as a result of the Company's earlier efforts to source products subject to the initial purchase orders, which included diagnostic test kits, human serum albumin (HSA) and other medical products. During 1996, the Company had no sales revenues from its own business efforts or from the efforts of ETLC. Commencing in May 1997, the Company requested that ETLC begin efforts to source the products that were subject to the initial purchase orders and product requests from West Africa. Such sourcing efforts commenced through contacts of the Company and ETLC with US pharmaceutical manufacturers and thereafter were expanded to included manufacturers and distributors outside of the US. In addition, ETLC generated for the Company requests for generic pharmaceutical products in addition to those products initially subject to purchase orders.

During 1997, the Company and ETLC determined that a significant portion of the generic pharmaceutical order from Guinea could not be sourced at satisfactory pricing from US manufacturers. In order to hopefully meet the budget and pricing parameters for the Republic of Guinea and other potential West African customers, the Company requested ETLC begin not just to secure orders, but also to continue efforts to source products from manufacturers outside of the United States.

The Company, during 1997 and 1998, continued to utilize the services of ETLC for, among other purposes, seeking the supply of generic pharmaceutical and related products in order to fulfill purchase orders and product requests from West African countries, including those first received from the Republic of Guinea and later from the Republic of Mali. The Company and ETLC, however, experienced only limited success in sourcing generic products at satisfactory pricing, within the budgets of potential West African customers, which pricing would also hopefully permit the Company to generate gross profit on such sales. During 1998 and into 1999, the Company through ETLC continued efforts to secure orders from West Africa and source products for such orders from pharmaceutical manufacturers in India, which manufacturing firm provided product samples, certificates of analysis and other documents necessary for product registration in West Africa.

In addition, the Company, through its consultants and representatives, and specifically through ETLC also undertook efforts to secure approvals and product registration for dengue fever diagnostic test kits for sale in Brazil, which efforts commenced in late 1997. While the Company believed and indeed was informed through contacts in Brazil that registration and approvals had been obtained and that initial orders were obtained and continuing orders for dengue fever test kits could be reasonably secured, to date, the Company has not any revenues from dengue fever test kits. Further, there can be no assurance that any revenues will ever be generated by the Company for dengue fever test kits and as of the date of this report, the Company cannot be assured that any efforts in Brazil are continuing.

The Company has become increasingly aware that the market for the sale of medical/pharmaceutical products is extremely competitive, and there can be no assurance of any success in this field. Indeed, the Company received no revenues during 1999 from medical/pharmaceutical products, although it did generate limited sales revenues from such products in 1997 and 1998. See the discussion below under Management's Discussion and Analysis of Financial Condition and Results of Operations", Part II, Item 6 below. If the Company seeks to continue any efforts to generate pharmaceutical sales from West African markets, whether through

ETLC or otherwise, the Company must be able to develop a continuing source of generic pharmaceutical products from manufacturers, at acceptable pricing levels, which manufacturers are prepared to provide product samples, registration documentation, translations into French with respect to French speaking West African countries. In addition, during the year ended 1999, the Company experienced changes in consulting representatives and personnel working directly with West Africa and through whom it had previously conducted or attempted to conduct business in the pharmaceutical area in West Africa. At present, the Company does not have any confirmed representation nor has it formally engaged any representatives for West Africa. The Company's present plan does not contemplate proceeding with any business efforts in West Africa, unless and until it has firm orders, secure sources of supply, at profits to the Company, and with no compensation to any third parties without receipt of sales proceeds to the Company. There can be no assurance that this will occur.

Price continues to be the critical factor in the supply of generic pharmaceuticals. While the Company's management reasonably believed during 1997 and 1998 that with the continued efforts and contacts of its then representatives, and the Company's sources of generic pharmaceuticals from India, that the Company would generate continued and increasing orders and sales of such products, this was not the case.

The Company's efforts did not achieve any fruition during 1999 and the Company is not actively communicating with any potential new representatives for West Africa who can assure the Company that successful undertaking and completion of the registration and approval process for generic pharmaceuticals could be obtained. There can be no assurance that the Company's prior expectation of increased generic pharmaceutical sales, or indeed any pharmaceutical sales, will be realized from West Africa.

In addition, the Company does not have the financial, personnel or the other resources of its competitors and expects that it shall continue to be a newcomer to the generic pharmaceutical industry for the export market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

During 1998, the Company determined that an opportunity existed in the area of telecommunications, with the view to possible acquisitions and joint ventures. This was in part as a result of the difficulty the Company experienced in generating revenues, material or otherwise, from its efforts to distribute pharmaceutical products in developing countries. See the discussion below with regard to the Company's consulting agreements.

Further, during 1998, the Company was required to replace its West African representative, which replacement was made necessary because the prior West African representative had very limited success in developing the pharmaceutical market for which the Company had devoted significant time and resources during 1996, 1997 and through mid-1998. The Company for a brief period engaged through ETLC new representatives for West Africa, but they also were unable to successfully represent the Company in West Africa and generate any sales, despite the shipment of sample pharmaceutical products, registration materials and documents translated into French through the offices of ETLC and other efforts described above.

The Company has discussed with ETLC the potential of any continued efforts to generate sales of pharmaceutical products in West Africa as well as efforts to sell dengue fever test kits in Brazil. There can be no assurance that ETLC will in fact be able to generate sales for the Company during 2000 or thereafter, based upon the limited results from its prior efforts, nor can there be any assurance that any agreement could be reached between the Company and ETLC, at terms and conditions acceptable to each.

Discontinued Projects

During the last quarter of 1997, the Company and ETLC entered into a venture for the purpose of marketing call-back telecommunications products and services in West Africa (the "call-back services"). The Company and ETLC commenced marketing the call-back service to international and domestic companies doing business in West Africa, as well as to certain foreign embassies in Guinea and Mali. However, the Company together with ETLC, determined during 1998 that without securing dedicated satellite phone lines, the local public telephone and telegraph companies ("PTT's") in these markets could effectively interrupt the ability of the Company to successfully market call-back services. The resulting interruptions of call-back services to customers made collection of receivables difficult and delayed. Therefore, despite the fact that the Company was able to sign up as customers over 100 users for its call-back services, the interruptions to such services made further pursuit of this market not economical. As a result of the foregoing, the Company and ETLC agreed in November, 1998, to terminate the call-back joint venture in West Africa and the Company canceled ETLC's rights to 47 million Shares subject to common stock purchase options. The Company believes that this was a reasonable basis to end the call-back joint venture. Notwithstanding this termination, the Company and ETLC are discussing the continuation of efforts to pursue the registration and sale of generic pharmaceutical products in West Africa. There can be no assurance that such efforts will result in sales, based upon the lack of sales during 1999. ETLC is continuing to seek one or more representatives for the West African market, through whom it hopes to be able to penetrate this market, which principally involves Ministries of Health in each country, rather than a significant private sector market.


ITEM 2. DESCRIPTION OF PROPERTY
===============================

The Company presently leases approximately 600 square feet of executive office space at 110 North Center Street, Suite 202, Hickory, NC 28601, for $570 per month. Effective February 2000, the Company renewed the lease for its executive offices, at a monthly rate of $605. The condition of the Company's leased facilities in Hickory, NC is excellent, and will satisfy the Company's requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS
=========================

The Company had a cause of action against Imaging Systems Synergies Inc. ("ISS") for damages, including recovery of the $100,000 in interim capital advanced to ISS in connection with a planned acquisition that was not completed. The board of directors of the Company agreed unanimously not to acquire ISS following its completion of due diligence. The Company's action, American Diversified Group, Inc. v. Imaging Systems Synergies, Inc., et al., the 11th Judicial Circuit, Dade County, Florida, Case No. 97-001983AN. The Company proceeding against ISS went to mediation before the Florida Mediation Group, in Miami, Florida, which awarded the Company $125,000, resulting in a judgment against ISS for such amount.

The Company generated no income from its involvement with ISS and it presently pursuing efforts to collect this judgment. There can be no assurance that such collection efforts will be fully or partially successful.

The Company is presently in a dispute with former consultants, Matthew Milo and Joseph Quattrocchi, who resigned as consultants to the Company prior to December 31, 1998. The Company, during the third quarter of 1998, wrote off as "paid in full" loans to the Company of $15,000 previously owed to Messrs. Milo and
Quattrocchi. The Company deemed such loans satisfied based in part on the consideration given in the consulting agreement discussed herein. The Company has been informed informally that Messrs. Milo and Quattrocchi may intend to assert that such loans remain outstanding. The Company had entered into a consulting agreement with Messrs. Milo and Quattrocchi, and with a third consultant in August 1998, which provided for the issuance of Shares and the grant of certain common stock purchase options over the two and one-half year term of their consulting agreement. The Company issued each of the consultants 3 million Shares in August, 1998, as partial consideration for their services performed and to be performed under the long-term consulting agreement. The Company has taken the position that it owes no further compensation to Messrs. Milo and Quattrocchi under the August, 1998 agreement, and has further taken the position that the loans from Messrs. Milo and Quattrocchi have been satisfied, as a result of the consideration given to these consultants, the consultants' resignation, and their failure to provide services required under the consulting agreement. The agreement provided for arbitration in the event of any dispute. As of the date of this report, the Company cannot predict the outcome of any legal proceeding or arbitration, or whether, as a result of any such proceeding or arbitration, the Company will be required to issue and additional consideration or repay any loans. However, the Company believes that there are meritorious defenses to any action that may be commenced. Further, the Company believes that it has suffered damages as a result to the breach of the consulting agreement by the actions of the consultants and may seek to recover Shares previously issued to consultants in an amount that it has not yet been determined. The Company in October 1999 settled the claims of the third consultant, Judith Grossman, who had also provided other services to the Company from 1995 through the end of 1998, individually and through entities she controlled, unrelated to the June 1998 consulting agreement between the Company and Messrs. Milo and Quattrocchi. Such settlement provided for the issuance of 3 million shares, including 2 million restricted shares under Rule
144. The Company at present has no intention of exploring the possibility of the settlement of the dispute with Messrs. Milo and Quattrocchi.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
===========================================================

No matters were submitted to a vote of security holders during the year ending 1999.

                             PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
================================================================

The Company's common stock is traded over-the-counter in what is referred to as the "NASDAQ Bulletin Board". As of March 28, 2000, there were 15 markets makers in the Company's stock. The following information with respect to the high and low market prices was obtained from the Company's records (which represents prices between broker-dealers and do not include retail mark-ups or mark-downs or any commissions to dealers).

                                      Bid Prices
        1997                   High                   Low
Quarter Ending March 31        $.187                 $.125
Quarter Ending June  30        $.030                 $.010
Quarter Ending Sept. 30        $.040                 $.010
Quarter Ending Dec.  31        $.040                 $.020

                                      Bid Prices
        1998                   High                   Low
Quarter Ending March 31        $.100                 $.020
Quarter Ending June  30        $.040                 $.025
Quarter Ending Sept. 30        $.030                 $.025
Quarter Ending Dec.  31        $.030                 $.015

                                      Bid Prices
        1999                   High                   Low
Quarter Ending March 31        $.030                 $.010
Quarter Ending June  30        $.040                 $.025
Quarter Ending Sept. 30        $.035                 $.017
Quarter Ending Dec.  31        $.060                 $.025

                                      Bid Prices
        2000                   High                   Low
Period Ending March  28        $.860                 $.040

As of March 28, 2000 there were 1500 holders of the Company's common stock, and no holders of the Company's preferred stock.
The Company has never paid a dividend and does not anticipate that any dividends will be paid in the near future.

During 1997 and 1998, the Company offered and sold in a unit private placement discussed more fully below, units resulting in net proceeds to the Company of $173,500. All proceeds were received in 1997. Each unit was priced at $.04 and consisted of one Share of common stock and one common stock purchase option exercisable at $.08 per Share. The units were offered and sold based upon an exemption from registration provided in Section 4(2) under the Act. The units were sold to private investors each of whom executed a subscription agreement with the Company. The Company paid commissions of 10% in connection with the sale of units. The Company has agreed to extend the options exercisable at $.08 per Share which were issued to the private investors in the unit private placement to January 1, 2001. While there can be no assurance that any of such options will be exercised, based upon the recent trading range of the Company's Shares, from between $.35 to $.70, and certain indications of interest expressed by several of the private investors, the Company reasonably expects that options will be exercised. In the event that all of the options are exercised, the Company would receive approximately $370,000 in option proceeds. Further, in the event that all of the warrants issued to Global in the above referenced Agreement are exercised, the Company will receive warrant proceeds of $8 million.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        =================================================

Results of Operations

The Company during year ended December 31, 1999, had no revenues from any operations or business endeavors. Further, the Company received only limited revenues during 1997 and 1998, and the Company continues to be a development stage company.
During the Company's year ended December 31, 1999, the Company incurred a net loss of $1,217,010 ($0.00 per Share) compared to a net loss of of $1,736,543 ($0.01 per Share) for 1998. The Company reported no sales revenues for the year ended December 31, 1999 compared to sales revenues of $66,422 for the year ended December 31, 1998, which were derived from limited pharmaceutical sales and telecommunications sales.

The Company's net losses for the years ended December 31, 1999 and 1998 were principally the result of the no sales revenues and limited sales revenues, respectively, as well as the continued expenses associated with continuing to operate and maintain its offices and expenses associated with being a reporting company, which include professional, accounting and printing/EDGAR preparation and filing fees, and non-cash expenses associated with the issuance of shares to its executive officer, directors and consultants for services to the Company in lieu of cash compensation during these periods. Such non-cash compensation expensed during the year ended December 31, 1999 was $1,048,910 compared to $1,577,573 during 1998.

In order for the Company to pay its operating expenses during 1999, including office rents, telephone expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, the Company was dependent upon the funds provided by non-interest bearing loans from the Company's executive officer and director. During 1998 the Company also received loans from such persons as well as from consultant and from the private placement of its securities to private investors. No funds were raised from private investors during 1999.

Following its agreement with Global in 1998, the Company anticipated that revenues would commence from its relationship with Global prior to the end of 1998. Notwithstanding such anticipation, Global did not receive any revenues during 1998 and therefor the Company did not receive any revenues from Global. Global started to generate revenues from its telecommunications and Internet telephony products and services in late 1999, but no revenues were distributed, nor required to be distributed to the Company, because no final share purchase agreement was completed until after the year ended December 31, 1999. Between late 1999 and January 2000, Global received $500,000 from third party investors, which has permitted Global to introduce enhancements to its Internet telephony business services, as described under "Description of Business" above.

The Company believes that it will begin to generate significant revenues from Global as a result of the execution of the
Agreement, because Global is in the process of expanding its services in South America, Europe and elsewhere. The Company has been informed by Global that during the first quarter of fiscal 2000, Global will generate revenues and receivables which will be reported in the Form 10-QSB for the Company for the period ended March 31, 2000 and Global has projected to the Company that it should generate significant additional revenues during 2000. The Company together with Global expects to raise between $5 million to $10 million in financing for Global's working capital during the 2000 fiscal year to fund the expansion of Global. However, there can be no assurance that the terms and conditions of such financing, if available, will be at terms and conditions acceptable to the Company and to Global.

During 1998, as a result of the continued interruption by local PTT's in West Africa, the Company ceased its efforts to market call-back services. As a result, the Company canceled rights of ETLC to options to purchase 47 million Shares. The Company does not project any further revenues or business efforts for call-back in West Africa.

While the Company continued to pursue orders for generic pharmaceutical products from West Africa, no revenues were generated from such efforts during 1999. In August 1998, the Company was informed that ETLC had terminated its principal representative and since that dated, the Company has been informed that ETLC was seeking to utilize other West African representatives to pursue purchase orders for pharmaceuticals in West Africa. There can be no assurance that the engagement of any new representatives will result in the generation of purchase orders and sales revenues from such efforts.

In June 1999 the Company was informed that the registration process for approximately 30 pharmaceutical products commenced in the Republic of Mali, with samples, certificates of analysis and other product registration documentation having been transmitted. However, to date, the Company is not aware of any progress in registering the products and therefor there can be no assurance that registration will be completed in the foreseeable future.

Nevertheless, the Company through ETLC has received limited requests for generic pharmaceutical products from both the public and private sectors in West Africa, and has recently sent additional samples and certificates of analysis, sourced from pharmaceutical manufacturers in India, to Nigeria. The Company's previously announced anticipation of increased sales of pharmaceutical in West Africa, however, have not been achieved to date.

The Company during 1998 secured rights from a manufacturer in India to market and sell a Hepatitis B vaccine in Africa, South America, Europe and Asia. Such rights were negotiated with the assistance of Messrs. Milo and Quattrocchi, who agreed to assist the Company in furthering the Company's efforts for to market such product. However, with the resignation of such consultants and their failure to coordinate the efforts with the Indian manufacturer, the Company received a notice from the manufacturer that it did elect to continue the relationship. The Company may elect to attempt to renegotiate a new agreement with this manufacturer, although there can be no assurance that any such efforts will be successful or, if successful, that it will be able to generate sales of such product in any market.

The Company was informed by its representative for Brazil during June 1999 that following the final stage of human testing and the registration of the US manufactured dengue fever test kit, that it would receive approval for the sale of the test kit in the State of Roraima, Brazil. In fact, Company projected orders and sales from other States in Brazil with the approval of the National Health Foundation, Brazil's equivalent of the FDA. Nevertheless, the Company has not received any revenues from any sales of dengue fever test kits in Brazil to date and there can be no assurance if and when any sales will occur. While, the

Company has been informed that dengue fever is becoming an increasingly more serious disease in Brazil (and elsewhere in the world's tropical climates) the Company has found that it is difficult for a development stage company to successfully compete.

The ability to generate orders during 2000 and thereafter shall be dependent, in part, on the Company's concluding an extension of its arrangement with ETLC, among other parties, of which there can be no assurance. Generic pharmaceuticals are an extremely cost sensitive market, especially in developing countries where the Company is seeking to do business. While the Company has developed sources for generic pharmaceuticals and diagnostic test kits at pricing that is within the budgets of these developing markets, the Company during 1999 was not successful in securing registration approvals for the sale of such products. In the event that the Company does receive firm purchase orders for any such products, the Company does not believe that it will be dependent upon any one source.

With respect to dengue fever test kits, the Company only has a relationship with one US manufacturer, the only manufacturer which has an approved and registered dengue fever test kit product in Brazil.

Liquidity and Capital Resources

The Company, at December 31, 1999, had current assets of $13 compared to $3016 at December 31, 1998. To assist the Company in its cash flow requirements, which are presently estimated at $8,000 per month, the Company during 1999, received $23,500 in loans from its executive officer and director and also received $57,000 from the exercise of options by directors and consultants. Since the year ended December 31, 1999, the Company received an additional $25,000 from the exercise of options. During 1998 the Company received loans from its executive officer and director in the aggregate amount of $50,381. The units in the private placement were priced at $.04 per unit (the price of the Company's Shares on January 15, 1997, the date of the private placement subscription agreement), each unit consisting of one Share and one common stock purchase option exercisable to purchase an additional Share at $.08. The Company has extended the maturity date for the exercise options issued as part of the unit private placement through January 1, 2001. However, to date, none of the options issued as part of the unit private placement have been exercised by private investors. While there can be no assurance that any of the $.08 options will be exercised by private investors, based upon the recent trading range of the Company's Shares, from between $.35 to $.70, and certain indications of interest expressed by several of the private investors, the Company reasonably expects that options will be exercised. In the event that all of the options are exercised, the Company would receive approximately $370,000 in option proceeds. Further, in the event that all of the warrants issued to the shareholders of Global in the above referenced Agreement are exercised, the Company will receive warrant proceeds of $8 million. The Company has agreed to register on Form SB-2 among other securities the shares that have been issued including shares underlying options in connection with employment and services agreements and the shares together with shares underlying warrants issued and to be issued in connection with the Stock Purchase Agreement for the acquisition of Global, and securities issued pursuant to that Agreement.

The Company, prior to the distribution of revenues from Global, if and when such distribution occurs, shall continue to be dependent upon the willingness of the Company's executive officers, directors and consultants to accept shares in lieu of cash compensation for continued services to the Company, as well as willingness to loan the Company cash for its operating expenses. The trading price of Shares of the Company's common stock during the past thirty days has been primarily in the range of $.35 to $.70. While the Company was successful in raising $173,500 net of commissions in investment capital in the 1997-1998 unit private placement during 1997 and 1998, there can be no assurance that the Company will be able to continue to raise private capital or receive funds from the exercise of options at terms and conditions satisfactory to the Company. The Company, together with Global, is pursuing efforts to raise the $5 million to $10 million at terms satisfactory to the Company, as part of its agreement with Global and believes that it will be successful in such efforts.

However, at present, there can be no assurance that the Company and Global will be successful in negotiating such financing at terms satisfactory to the Company and Global.

Based upon the Company's present liquid resources and based upon its present monthly operating expenses of $8,000, the Company will be able to operate for approximately 6 months, if no revenues are generated from business operations, from the exercise of options, the exercise of warrants, additional private placement funds or any other sources of funding.

However, the Company firmly believes that it will begin to generate revenues during the remainder of 2000, as a result of its acquisition of Global and the management fees that it should receive, based upon a management fee equal to 5% of Global's revenues. The Company will continue to explore potential joint ventures and acquisitions of firms, including Internet telephony companies, with positive cash flow, in order to develop and expand the Company's business and operations.

Year 2000

The year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. The Company has conducted a preliminary assessment of its key computer systems and software applications and believes they are Year 2000 compliant. The Company is in the process of communicating with all key suppliers, financial institutions and customers to identify and coordinate the resolution of any Year 2000 issues that might arise. Based on the initial assessment, the Company's believes the cost of addressing the Year 2000 issue should not have a material impact on the Company financial position or results of operations.

Except for the historical information herein, the matters discussed in this Annual Report includes forward-looking statements that may involve a number of risks and uncertainties. Actual results may vary based upon a number of factors, including, but not limited to, risks in product and technology development, market acceptance of new products and continuing demand, the impact of competitive products and pricing, changing economic conditions and other risk factors contained in the Company's most filings with the Securities and Exchange Commission.

ITEM 7. FINANCIAL STATEMENTS
============================

The financial statements for the year ended December 31, 1999 are attached hereto with comparative financial statements for 1998.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
======================================================================

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
====================================================================

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
                                        Officer, and a Director
Thomas J. Craft, Jr., Esq. 34           Secretary, Corporate Counsel and
                                        a Director

All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and shall qualify. Officers serve at the discretion of the Board of Directors, but the Company contemplates that it may elect during the current year to enter into employment agreements with certain of its executive officer and director, the terms of which have not been determined as of the date of this Report on Form 10-KSB. In addition, as part of the stock purchase agreement, Global will enter into employment agreements with its executive officers, the terms of which are presently being negotiated.

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

Name of Filer                    Report Not Filed
Jerrold R. Hinton                Forms 4 and 5
Thomas J. Craft, Jr.             Forms 4 and 5

ITEM 10. EXECUTIVE COMPENSATION
===============================

SUMMARY COMPENSATION TABLE

                                                               Long Term Compensation
                                                  Awards                     Payouts
     (a)       (b)  (c)   (d)       (e)          (f)          (g)             (h)        (i)
  Name and     Year Salary Bonus($) Other Annual  Restricted  Securities       LTIP       All other
  Principal                         Compensation  Stock       Underlaying      Payouts    compensatio($)
  Position                          ($)           Awards(s)#  Options/SAR's($) ($)
--------------------------------------------------------------------------------------------------------
Jerrold        1999   (a)    (1)        -           -            -              -          -
Hinton,
President, CEO
Jerrold        1998   (a)    (2)        -           -            -              -          -
Hinton,
President, CEO
Jerrold Hinton 1997   (a)    (3)        -           -            -              -          -
President, CEO

Thomas J.      1999    -     (4)        -           -            -              -          -
Craft, Jr.
Secretary,
Director
Thomas J.      1998    -     (5)        -           -            -              -          -
Craft, Jr.
Secretary,
Director
Thomas J.      1997    -     (6)        -           -            -              -          -
Craft, Jr.
Secretary,
Director

___________________________
(a) Mr. Hinton entered into an employment agreement with the Company for a period of three years, commencing October 1996, which provided for annual compensation of $100,000, which agreement was extended. Such salary was accrued but unpaid. Subsequent to the end of the year ended December 31, 1999, Mr. Hinton entered into an agreement to waive the accrued but unpaid salary through December 31, 1999 in consideration for the issuance of shares. See the discussion below.

(See Notes on following page)

(Note applies to table n prior page)
Mr. Hinton has served as the Company's chief executive officer and president during the respective years set forth above. Mr. Craft served as the Company's Secretary, director and as counsel to the Company. Messrs. Hinton and Craft were issued Shares including Shares in registration statements on Form S-8 and Shares with a restrictive legend during the past three years in consideration for continued services to the Company. In addition, Shares were issued to Higher Ground, Inc., a corporation controlled by Mr. Hinton, as set forth below. See the Notes to Financial Statements and the discussion below, including Notes
(1) through (6).

The Company has not had sufficient funds to pay its executive officers or directors during 1999 or any prior year. To date, the Company has not commenced payment of any cash salaries. The
Company in October, 1996, entered into a three (3) year employment agreement with Mr. Jerrold R. Hinton, who agreed to serve the Company in a full time capacity of President and Chief Executive Officer, as well as a director of the Company.

(a)The employment agreement provided for the payment to Mr. Hinton of $100,000 per annum, commencing October 1, 1996, which salary had been accrued but unpaid since the commencement of such agreement. The Company, during 1999, 1998 and 1997, issued to Mr. Hinton, its president and chief executive officer, and to Higher Ground, Inc., a corporation controlled by Mr. Hinton, an aggregate of 9.75 million Shares in 1999, 11 million Shares in 1998 and 18.5 million Shares in 1997, respectively. Such Shares were valued, based upon the price of the Shares on the dates of issuance during each such year, as follows: (1) $152,000 in 1999;
(2) $194,000 in 1998; and (3) $722,000 in 1997, respectively. The
Company also issued to Thomas J. Craft, Jr., Esq., the Company's corporate secretary, securities counsel and a director, 14.75 million Shares in 1999, 17 million Shares in 1998 and 16.5 million Shares in 1997. Such Shares were valued, based upon the price of the Shares on the dates of issuance during each such year, as follows: (4) $276,000 in 1999; (5) $302,000 in 1998; and
(6) $577,000 in 1997, respectively. The Share consideration issued to Mr. Craft also included certain compensation to a consultant to Mr. Craft. Subsequent to the end of the fiscal year ended December 31, 1999, the Company agreed with its executive officer, Jerrold R. Hinton, and with Higher Ground, a corporation controlled by Mr. Hinton, to the cancellation of loans payable in the aggregate amount of $129,421, in consideration for the issuance to Mr. Hinton of 8.42 million shares with restrictive legend and agreed with Mr. Craft to the cancellation of loans payable in the amount of $39,000 in consideration for the issuance to Mr. Craft of 6.5 million shares. In addition, subsequent to the year end, in March 2000, the Company granted to Messrs. Hinton and Craft options to purchase 6 million Shares each, at an exercise price of $.08 per Share. The option exercise price was determined based upon the warrant exercise price in connection with the warrants being issued to Global in the Share Purchase Agreement, and is identical to the options underlying the units issued in the unit private placement. These option granted to Messrs. Hinton and Craft do not vest until on or after October 2000. The board of directors of the Company in granting the options to Messrs. Hinton and Craft considered the benefits to the Company and its shareholders from their continued services to the Company and the reflection of the increased market capitalization during their stewardship.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.
============================================================

As of March 28, 2000, the security ownership of the following persons and entities, who were either executive officers of the Company or were known to the Company to own more than five percent (5%) of the Company's outstanding voting securities was as follows:

Title of     Name and Address of      Amount and Nature         Percent % of
Class        Beneficial Owner         of Beneficial Ownership   Class (1)
----------------------------------------------------------------------------
Common Stock Jerrold R. Hinton, 110   27,230,920                9.0%
             N. Center  St. Suite
             202, Hickory, NC 28601
Common Stock Thomas J. Craft, Jr.     5,000,000                 1.6%
             301 Clematis Street
             Suite 300, West Palm
             Beach, FL 33401

(1) Based upon 303,870,560 Shares issued and outstanding at March 28, 2000. The Shares owned beneficially by Jerrold R. Hinton also include Shares issued to Higher Ground, a corporation controlled by Mr. Hinton, which may be deemed beneficially owned by Mr. Hinton. The foregoing table does not reflect options which do not vest until October 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
========================================================

During 1999 and 1998, the Company had no business transactions with related parties other than a consulting relationship with Higher Ground, Inc., which entity is controlled by Jerrold R. Hinton, the Company's president and chief executive. During 1999 and 1998, the Company issued to Higher Ground for its consulting services and in connection with matters unrelated to the duties of Jerrold R. Hinton under his employment agreement, 9.75 million Shares and 6.5 million Shares, respectively, having an value of $152,000 and $120,000, respectively, based upon the average of the bid and asked price of the Shares on the dates of issuance. In addition, subsequent to the year ended December 31, 1999, the Company agreed to the cancellation of notes payable to Messrs. Hinton and Higher Ground in the aggregate amount of $129,421, in consideration for the issuance of 8.42 million Shares with legend to Mr. Hinton, and agreed to the cancellation of a note payable to Mr. Craft in the amount of $39,000 in consideration for the issuance of 6.5 million Shares, with legend. See the discussion under Items 10 and 11 above with respect to the grant of options to Messrs. Hinton and Craft.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
==========================================

Exhibit No. Document Description

3.1        Articles of Incorporation (filed as
           Exhibits 3.1, 3.2 and 3.3 to the Company's
           Registration Statement on Form 10-SB and
           incorporated herein by reference)
3.2        Bylaws (filed as Exhibit 3.4 to the
           Company's Registration Statement on Form
           10-SB and incorporated herein by reference)
10(iii)    Material   Contracts-Consulting  Agreements
           and Employment   Agreement   (filed    as
           Exhibits  to  Registration  Statements   on
           Form   S-8  and  post-effective  amendments
           thereto and incorporated herein by reference)
10(iv)     Share Purchase Agreement between the
           Company and Global Transmedia
           Communications Corporation
23         Consent of Dohan and Company, CPA's
27         Financial Data Schedule

(b) During 1999 the Company did not file any Reports on Form  8-K.

                               SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN DIVERSIFIED GROUP, INC.

By: /s/ Jerrold R. Hinton
Jerrold Hinton, President, Chief Executive Officer and Director

Dated: March 30, 2000

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Craft, Jr.
Thomas J. Craft Jr., Secretary and Director

                AMERICAN DIVERSIFIED GROUP, INC.
               FORMERLY TERA WEST VENTURES, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                      FINANCIAL STATEMENTS
                       DECEMBER 31, 1998
CONTENTS
                                                            PAGE
INDEPENDENT AUDITOR'S REPORT                                 F-2
CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets                                               F-3
Statements of Loss and Accumulated Deficit during the        F-4
Development Stage
Statements of Cash Flows                                     F-5
Statements of Deficiency in Assets                           F-6
Notes to Financial Statements                             F-7 - F-16


Dohan and Company                7700 North Kendall Drive, #204
Certified Public Accountants     Miami, Florida 33156-7564
A Professional Association
Telephone: (305) 274-1366        Facsimile: (305) 274-1368

                   INDEPENDENT AUDITOR'S REPORT
                   ----------------------------
Board of Directors
American Diversified Group, Inc.
(A Development Stage Company)
Hickory, North Carolina
We have audited the accompanying balance sheets of American Diversified Group, Inc. (A Development Stage Company) as of December 31, 1999 and 1998, and the related statements of loss and accumulated deficit during the development stage, cash flows, and deficiency in assets for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Diversified Group, Inc. (A Development Stage Company) at December 31, 1999 and 1998, and the results of its operations, and its cash flows and its deficiency in assets for the years then ended, in conformity with generally accepted accounting principles.

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

                                /s/ Dohan and Company, PA
                                    Certified Public Accountants
March 28, 2000
Miami, Florida
Member:
Florida Institute of Certified Public Accountants
American Institute of Certified Public Accounts Private Companies
and SEC Practice Sections
SC International Offices in Principal Cities World-Wide

                                F-2


                  AMERICAN DIVERSIFIED GROUP, INC.
                   (A Development Stage Company)
                         BALANCE SHEETS

December 31,                                     1999       1998

 ASSETS

 CURRENT ASSETS
  Cash                                           $ 13       $ 30
  Refundable taxes                                  -      2,986
                                                 ----      -----
    TOTAL CURRENT ASSETS                           13      3,016
                                                 ----      -----

 PROPERTY AND EQUIPMENT, NET (NOTE 2)           8,757      8,753

 OTHER ASSETS
  Deposits                                        570        570
  Contractual advances to acquire common      312,350    222,350
   stock (Note 3)
  Miscellaneous receivable (less $125,000           -          -
   allowance for uncollectibility) (Note 3)
                                              -------    -------
    TOTAL OTHER ASSETS                        312,920    222,920
                                              -------    -------
 TOTAL ASSETS                                $321,690   $234,689
                                             ========    =======

 LIABILITIES AND DEFICIENCY IN ASSETS

 LIABILITIES
  Accounts payable                           $ 10,298    $15,174
  Accrued expenses and other liabilities      308,000    236,523
   (Note 4)
  Notes payable - stockholders (Note 6)       243,421    215,671
                                              -------    -------
    TOTAL CURRENT LIABILITIES                 561,719    467,368
                                              -------    -------
 COMMITMENTS AND CONTINGENCIES (NOTE 7)

 DEFICIENCY IN ASSETS (NOTE 9 AND 10)
  Preferred stock, Series A, $10 par value,
   50,000 shares authorized;
   none issued and outstanding
   Common stock, $.001 par value, 350,000,000
   shares authorized,
   278,887,560 and 230,762,560
   shares issued and outstanding.             278,887    230,762
  Additional paid-in capital               18,992,994 18,224,619
  Deferred consulting fees (Note 5)                 -   (397,160)
  Deficit accumulated prior to the
   development stage                       (8,811,789)(8,811,798)
  Deficit accumulated during the
   development stage                      (10,696,121)(9,479,111)
                                          ----------- -----------
    TOTAL DEFICIENCY IN ASSETS               (240,029)  (232,679)
                                             --------   ---------
 TOTAL LIABILITIES AND DEFICIENCY IN ASSETS  $321,690   $234,689
                                             ========   ========

See accompanying notes.

                                F-3


                  AMERICAN DIVERSIFIED GROUP, INC.
                   (A Development Stage Company)
                 STATEMENTS OF LOSS AND ACCUMULATED
                DEFICIT DURING THE EVELOPMENT STAGE

                                                       Cumulative
                                                       During the
                                  For the    For the   Stage
                                  Year       Year      January 1,
                                  Ended      Ended     1996 to
                                  December   December  December
                                  31, 1999   31, 1998  31, 1999

 REVENUES
  Sales                                 $ -  $ 66,422   $ 137,191
  Cost of sales                           -    57,230     125,163
                                        ---  --------   ---------
    GROSS MARGIN                          -     9,192      12,028
                                        ---  --------   ---------
 EXPENSES
  Consulting fees                 1,048,910 1,577,573   9,741,725
  Officer's salary                   75,000   100,000     300,000
  Professional fees                  37,534    24,911     179,384
  Reimbursed consultants'                 -         -     127,974
   expenses
  Telephone                           9,765    13,588      64,053
  Other operating expenses           45,801    37,465     252,230
                                     ------    ------     -------
    TOTAL EXPENSES                1,217,010 1,753,537  10,665,366
                                  --------- ---------  ----------
 LOSS FROM DEVELOPMENT
  STAGE ACTIVITIES               (1,219,010)(1,744,345)(10,653,338)
                                 ---------------------------------
 OTHER INCOME (EXPENSE)
  Forgiveness of indebtedness             -         -      50,000
  Gain on settlements                     -         -       4,795
  Loss on abandonment of                  -         -    (107,380)
   acquisitions
  Other income                            -     7,802       7,802
                                        ---     -----     -------
    NET OTHER INCOME (EXPENSE)            -     7,802     (44,783)
                                        ---     -----     -------
  LOSS BEFORE INCOME TAXES      $(1,219,010)$(1,736,543)$(10,696,121)
                                ---------------------------------------

  INCOME TAX                              -         -           -

  NET LOSS                      $(1,219,010)$(1,736,543)$(10,696,121)
                                =======================================
WEIGHTED AVERAGE NUMBER OF      256,779,299  212,320,916   131,477,579
COMMON SHARES  OUTSTANDING      ===========  ===========   ===========
(PRIMARY AND FULLY DILUTED)

 BASIC NET LOSS PER SHARE           $(0.00)   $(0.01)      (0.08)
(PRIMARY AND FULLY DILUTED)         =======   =======      ======

 See accompanying notes.

                                F-4

                AMERICAN DIVERSIFIED GROUP, INC.
                 (A Development Stage Company)
                  STATEMENTS OF CASH FLOWS

                                                                         Cumulative
                                                                         During the
                                            For the       For the        Development Stage
                                            Year Ended    Year Ended     January 1,                          1996 to
                                            December 31,  December 31,   December 31,
                                            1999          1998           1998

 CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                  $(1,219,010)  (1,736,543)    (10,698,121)
  Adjustments to reconcile net loss to net
      cash used by operating activities:
  Depreciation                                    3,157        7,076          21,039
  Amortization of deferred consulting fees      397,160      969,116       5,257,500
  Loss on abandoned acquisitions                   -            -            107,380
  Forgiveness of indebtedness                      -            -            (50,000)
 Common stock exchanged for services            669,750      608,457       4,531,707
 (Increase) decrease in assets:
 Accounts receivable                               -          48,391            -
 Inventory                                         -           5,000           5,000
 Other current assets                             2,986         -              2,986
 Increase (decrease) in liabilities:
 Accounts payable                                (4,876)     (37,921)        (42,797)
 Accrued liabilities                             71,477      105,004         343,268
                                                -------      -------         -------
   NET CASH USED BY DEVELOPMENT STAGE
   OPERATING ACTIVITIES                         (77,356)     (31,420)       (522,038)
                                                --------     --------       ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment          (3,161)        -            (12,845)
  Payments for possible acquisitions               -            -           (107,380)
  Deposits                                         -            -               (570)
                                                --------     --------       ---------
    NET CASH USED BY INVESTING ACTIVITIES        (3,161)        -           (120,795)
                                                --------     --------       ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                           57,000         -            392,500
  Proceeds from notes payable to officer         18,000       50,381         298,902
  Payments on notes payable to officer          (11,500)        -            (11,500)
  Proceeds from notes payable
   from shareholders                            (17,000)        -            (17,000)
  Payments on notes payable to
   potential investee                              -         (15,000)        (40,000)
  Payments on loans reveivable to
   potential investee                              -         (15,000)        (15,000)
                                                 -------      -------        --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES    80,500       20,381         641,902
                                                 -------      -------        --------
NET (DECREASE) INCREASE IN CASH AND                 (17)     (11,039)           (931)
EQUIVALENTS                                         ----      ------         --------

CASH AND EQUIVALENTS - BEGINNING                     30       11,069             944
                                                    ---       ------         --------
 CASH AND EQUIVALENTS - ENDING                     $ 13         $ 30            $ 13
                                                   ====       ======         =======
 SUPPLEMENTAL DISCLOSURES
 Cash paid during the year for:
   Interest                                         $ -          $ -             $ -
                                                   ====          ===             ===
   Income taxes                                     $ -          $ -             $ -
                                                   ====          ===             ===
 Cash and common stock given by
 shareholders to potential
 investee on behalf of the Company             $ 20,000    $ 167,358       $ 187,358
 in exchange for debt

 In addition to amounts reflected above,
 common stock was issued for:
 Contractual advances to acquire common        $ 70,000     $ 40,000       $ 110,000
  stock
 Settlement of debt                            $ 15,750      $ 7,000       $  22,750
 Consulting services                          $ 671,750  $ 1,396,400      $9,333,150

 See accompanying notes.

                          AMERICAN DIVERSIFIED GROUP, INC.
                           (A Development Stage Company)
                        STATEMENTS OF DEFICIENCY IN ASSETS

                                                                                      Accumulated     Accumulated
                                                          Stock                       Deficit         Deficit
                                                Add.      Subscription   Deferred     Prior to        During the    Total
                          Common Stock          Paid-in   Paid           Consulting   the Develop-    Development   Deficiency
Description               Shares       Amount   Capital   in Advance     Fees         ment Stage      Stage         In Assets
-------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996  42,642,560   $42,642  9,408,839     -          $(630,000)   $(8,811,789)        -            9,692

Issued shares for         26,550,000    26,550  3,936,950     -         (3,034,500)          -            -          929,000
services
Amortization of                 -         -          -        -          3,056,750           -            -        3,056,750
deferred consulting fees
Shares issued for          2,000,000     2,000     (2,000)    -               -              -            -             -
possible acqusation
Shares cancelled per      (8,530,000)   (8,530)     8,530     -               -              -            -             -
settlement
Shares issued for cash       900,000       900    161,100     -               -              -            -          162,000
Net loss for the year 1996      -         -          -        -               -              -      (4,332,255)   (4,332,255)
----------------------------------------------------------------------------------------------------------------------------
Balance, Dec.31, 1996     63,562,560    63,562 13,513,419     -           (607,750)    (8,811,789)  (4,332,255)     (174,813)

Shares issued for         91,000,000    91,000  3,216,500     -           (985,000)          -            -        2,322,500
services
Amortization of                 -         -          -        -            834,474           -            -          834,474
deferred consulting fees
Shares issued for          3,250,000     3,250    118,750     -               -              -            -          122,000
possible acquisations
Stock subscription
paid in advance                 -         -          -      51,500            -              -            -           51,500
Net loss for the year 1997      -         -          -        -               -              -      (3,410,313)   (3,410,313)
-------------------------------------------------------------------------------------------------------------------------------
Balance, Dec. 31, 1997  $157,812,560   157,812 16,848,66    51,500        (758,276)    (8,811,789   (7,742,568)     (254,652)

Shares issued for         72,700,000    72,700  1,317,700     -           (608,000)          -            -       782,400
services
Amortization of                 -         -          -        -            969,116           -            -       969,116
deferred consulting fees
Shares issued for            700,000       700      6,300     -               -              -            -         7,000
extinguishment of debt
Shares issued for cash     1,550,000     1,550     60,450  (62,000)           -              -            -          -
Stock subscription
receivable charged off          -         -       (10,500)  10,500            -              -            -          -
Shares returned and       (2,000,000)   (2,000)     2,000     -               -              -            -          -
Net loss for the                -         -          -        -               -              -      (1,736,543)(1,736,543)
year 1998
---------------------------------------------------------------------------------------------------------------------------
Balance, Dec. 31, 1998   230,762,560  $230,762 18,224,619     -           (397,160)    (8,811,789)  (9,479,111)  (232,679)

Shares issued for         38,279,748    38,828    633,470     -               -              -            -       671,750
services
Amortization of                 -         -          -        -             397,160           -            -      397,160
deferred consulting fees
Shares issued for            796,785       797     14,953     -               -              -            -        15,750
extinguishment of debt
Shares issued for cash     3,048,377     3,048     53,952     -               -              -            -        57,000
Shares issued to
potential investee         4,000,000     4,000     66,000     -               -              -            -        70,000
issued and unpaid
Net loss for the                -         -          -        -               -              -      (1,219,010)(1,219,010)
year 1999
----------------------------------------------------------------------------------------------------------------------------
Balance, December        276,887,470  $276,887 $18,992,994   $-              $-       $(8,811,789)$(10,698,121) $(240,029)
===========================================================================================================================

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and Capitalization
American    Diversified   Group,   Inc.   (Company)   was   organized    January
16,   1979,   under   the   laws  of  the  State  of  Nevada. On   March 6,
1998, the authorized shares were increased to 300,000,000 shares and on March 10, 1998, the authorized shares were increased to 350,000,000 shares.

Nature of Operations

During    1996,    the   Company   became   a   development    stage    company.
During 1997 and 1998, the Company generated initial, but limited, sales and receivables from the shipment of orders for generic pharmaceuticals and the sale of telecommunication services to
customers   in   West   Africa, however no revenues  were generated from  such
efforts   during   1999.   During  1999,  the  Company   has   pursued   efforts
the completion of its intended   acquisition    of    a    telecommunications
company engaged in the business of Internet telephony and Voice Over Internet Protocol (VOIP). In addition, the Company is presently
engaged in raising capital, marketing,    sourcing    products and    the sale
of   generic   pharmaceuticals   and   medical   diagnostic test   kits.
During   1999,   the   Company  discontinued   its   efforts   in connection
with   telecommunications   products   and  services  in  West Africa. In
1998 and 1997, pharmaceutical products represented 81% and telecommunication services 19% of sales.

Cash and Cash Equivalents
The   Company   considers   all  highly  liquid   debt   instruments   with   an
original   maturity  of  three  months  or  less  at  the   date   of   purchase
to be cash equivalents.

Property and Equipment
Property     and    equipment    consists   of office furniture and equipment,
which are stated at cost. Depreciation   is based   on the estimated   useful
lives  of  the  assets,   using   the   straight-line method.   Expenditures
for   maintenance   and   repairs   are   charged    to expense as incurred.
Major improvements are capitalized.

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

Deferred Consulting Fees

The   Company issued  shares  of  its  common   stock   to   consultants for
services   rendered   and, in 1998, for services to  be  rendered.   The   fair
market   value of   the   shares   issued   for  future  services  is  recorded
as   deferred consulting    fees    and    is    shown   as   a    separate
component    of stockholders'   equity in 1998.   The   deferred   fees were
amortized   to   expense on a straight-line    basis   over   the   term
of    the    respective consulting agreements.

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which
reasonably    approximate   their   fair   value   due   to    the    short-term
nature of these amounts or due to variable rates of interest which are consistent with market rates.

Concentrations of Credit Risk and Economic Dependence

The Company entered into an initial consulting agreement with Emerging Trends Linkages Corp. (ETLC) in February 1996, for the purpose of seeking purchase orders for the distribution and sale of a variety of generic medical/pharmaceutical products. ETLC was the primary distribution source of the Company resulting in an
economic    dependence   during 1998,   but    ETLC    did    not account for
any business for the Company during 1999 .

During   1999, the Company determined  it would  devote its  efforts  toward its
telecommunications    venture   with   Global Transmedia Communications
Corporation (Global).  (See Note    3,    Acquisitions and   Advances,   and
Note   12,  Subsequent  Events).
The   Company considers itsself dependent  upon  the  efforts   and   success
of this venture.

Use of Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets,
liabilities,    revenues    and    expenses.    Such    estimates     primarily
relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Basic Net Loss Per Common Share

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding
during   each   period.   The   basic  net  loss   is   computed   by   dividing
the net loss by the average number of common shares outstanding during each period. Available stock options at December 31, 1999 and 1998, were anti-dilutive and not considered common stock equivalents for purposes of computing loss per common share.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Impairment of Long-Lived Assets

During   fiscal   1997,   the   Company   adopted   FASB   Statement   No.   121
(SFAS  121),   "Accounting   for   the   Impairment    of    Long-Lived
Assets   and   for  Long-Lived  Assets  to  Be  Disposed  Of".  SFAS   121
requires that impairment losses are to be recorded when long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount
or   fair   value   less   cost   to  sell.  There have been no material
adjustments for impaiments of long-lived assets.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                   1999           1998
Office furniture and            $17,379        $14,218
equipment
Accumulated Depreciation        (8,622)        (5,465)
                                -------        -------
Property   and  equipment,
net book value                   $8,757         $8,753
                                =======        =======

Total depreciation expense for the years ended December 31,  1999 and 1998, amounted to $3,157 and $7,076, respectively.

NOTE 3. ACQUISITIONS AND ADVANCES

Contractual Advances to Acquire Common Stock

In March 1998, the Company entered into a letter of intent for the purchase of stock with Global, formerly Telephonetics Overseas Corporation of Miami, Florida. The letter of intent was modified by an interim agreement dated August 26, 1998.
Prior to this agreement, Global's activities primarily involved the business of providing quality telecommunications hardware and audio content for "on-hold" and web site messaging and advertising for corporations, retail chains and other users.
During 1998, Global also commenced the sale and distribution of Internet telephony services for sale in the domestic and foreign markets and Global has expanded such business during 1999.
Under the Company's letter of intent with Global, the Company had the right to acquire up to 45% of GTCC for $700,000.
In an interim agreement with Global, the Company negotiated for the right to purchase up to 80% of Global, for consideration based upon certain levels of subscribers and expected gross revenues of Global. The Company has advanced approximately $312,350, which has been accounted for as a secured loan from the Company to Global, subject to the Company's right to convert the loan to GLobal common shares. The amounts advanced to Global are speculative in nature even though the Company entered into the Stock Purchase Agreement, which superseded the terms and conditions of the secured loan effective as of February 19, 2000. See Note 12, Subsequent Events, below.

NOTE 3. ACQUISITIONS AND ADVANCES (CONTINUED)

Subsequent to signing the letter of intent (followed by an interim agreement) with Global, on March 15, 1999, the existing convertible loan was replaced by a secured convertible debenture. The debenture was secured by the number of shares of Global that the Company may acquire upon put or conversion of the note equal to the total advance. The Company had the right of first refusal in the event that Global has an offer from a third party for the
purchase  of   the  fifty-five  (55%)  percent  not   originally
contemplated to be acquired pursuant to the letter of intent. The Company was also granted the right to file a Form UCC-1 with the State of Florida, which would document its security interest in Global common stock. The Company did not exercise this right and subsequent to the year ended December 31, 1999 the Company entered into a Stock Purchase Agreement to acquire 99% ownership of Global. See Note 12, Subsequent Events, below.

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

Miscellaneous receivable

During 1996, the Company entered into an agreement to acquire Imaging Systems Synergies, Inc. (ISS). During negotiations with respect to the proposed acquisition, the Company advanced
$100,000 to assist ISS in continuing its operations while the Company pursued its due diligence efforts.
Following the completion of the due diligence effort, the Company concluded that it should not acquire ISS and, after consulting with counsel, pursued a cause of action against ISS for damages, including recovery of the $100,000 advance. In September 1999, the Company was awarded a judgment against ISS in the amount of $125,000. However, the Company is uncertain if it will be suc-cessful in recovering any damages against ISS.


NOTE 4. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued   expenses  and  other  liabilities  consisted   of   the
following:

                         1999    1998

Officer compensation $300,000  $225,000
Professional fees       8,000     8,000
Payroll taxes               -     3,523
                      -------    ------
                     $308,000  $236,523
                     ========  ========

NOTE 5. DEFERRED CONSULTING FEES

In 1996, the Company entered into a three-year service agreement with Emerging Trends Linkages Corp. (ETLC) for consulting services. The services of ETLC were intended to support the sale of generic pharmaceutical products and call back services in Africa. Further, ETLC worked on the approval from the National Health Foundation of Brazil for the sale of dengue fever test kits. In accordance with the contract, the Company issued shares of its common stock, as well as options for the purchase of common stock, in exchange for current and future consulting services. (See Notes 9 and 10.)
The Company entered into a three-year agreement with Higher Ground, Inc., a entity controlled by the Company's President and Chief Executive Officer, for consulting services commencing October 1, 1997. Higher Ground, Inc., pursued joint ventures with United States and foreign pharmaceutical manufacturers. It commenced negotiations with certain third parties for the sale of medical products in the international markets. In addition, Higher Ground, Inc. is providing corporate consulting services, including evaluation of potential acquisitions and due diligence in connection with expansion of the Company's business. In that connection, the Company issued shares of its common stock in exchange for current and future consulting services. (See Note 9.)

The deferred consulting fees consisted of the following:

                       1999          1998
Higher Ground, Inc.      -        $94,818
ETLC                     -       $302,342
                       ----      --------
                       $  -     $ 397,160
                       ====     =========

The fair market value of these future services has been amortized over the term of the agreements. Consulting fees amortized under these agreements was $397,160 and $969,116 for the years ended
December 31, 1999 and 1998, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

Notes Payable - Shareholders

As of December 31, 1999 and 1998, the Company is obligated under five convertible promissory notes payable to shareholders as follows:

                          1999       1998

Former director         75,000     75,000
Current officer         87,421     80,921
Current officer         39,000     39,000
Consultant              42,000      5,000
Consultant                         15,750
                        ------    -------
                       243,421    215,671
                       =======    =======

NOTE 6. RELATED PARTY TRANSACTIONS (CONTINUED)

These  notes  principally represent advances to  the  Company  by
officers,   directors, consultants  and  shareholders.
There  is  no   formal repayment  plan,  the notes bear no
interest and are convertible into common stock. Subsequent to the year ended December 31, 1999, in March 2000, a current officer converted $39,000 in notes into 6.5 million shares and a consultant and current officer converted $129,421 in notes into 8.42 million shares. (See Note 12, Subsequent Events.)

Employment Agreement

Effective October 1, 1996, the Company entered into a three-year employment agreement with its President wherein the Company agreed to pay compensation of $100,000 annually, payable monthly at the rate of $8,333. (See Note 4). In accordance with the agreement, this compensation has been accrued but remained unpaid as of the year ended December 31, 1999, due to the Company's lack of positive cash flow. Subsequent to the year ended Dec-ember 31, 1999, the accrued but unpaid salary was converted into 10 million shares of common stock. (See Note 12, Subsequent Events).

Shares Issued for Services

The Board of Directors authorized the issuance of its common stock to the President and Chief Executive Officer of the Company in the amount of 4.5 million shares in 1998, valued at $74,000, in consideration for continuing to serve the Company on a full-time basis without cash payment of the above salary. (See Note 9.). In addition, the Company issued 9.75 million shares in 1999, valued at $152,000 and 6.5 million shares in 1998, valued at $120,000, to a consultant (Higher Ground, Inc.), which entity is controlled by the President and Chief Executive Officer of the Company, for consulting services in connection with matters beyond and deemed unrelated to the duties under the officer's employment agreement.

The   Company's   corporate  securities  counsel  and   Corporate
Secretary were issued a total of approximately 15.38 million shares of common stock in 1999, valued at $276,000 and 17 million shares in 1998, valued at $302,000 for services rendered.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is presently in a dispute with two former consultants who resigned as consultants to the Company prior to December 31, 1998. The remaining balance of a loan payable of $15,000 originally advanced by the consultants was written-off based on the belief that such loans had been satisfied based in part on the consideration given in the consulting agreement. The Company has taken the position that it owes no further compensation to the consultants, and further that the loans from these two individuals have been satisfied, as a result of the consideration given to the consultants, the consultants' resignation and their failure to provide services required under the consulting agreement. The agreement provided for the arbitration in the event of any dispute. As of the date of this report, the Company cannot predict the outcome of any legal proceeding or arbitration, or whether, as a result of any such proceeding or arbitration, the Company will be required to issue additional common stock as consideration or repay any loans.

In October 1999 the Company settled the similar claims of a third consultant, who had also provided other services to the Company from 1995 through the end of 1998, individually and through entities the consultant controlled, unrelated to the June 1998 consulting agreement between the Company and the two former consultants mentioned above. Such settlement provided for the issuance of 3 million shares, including 2 million restricted shares under Rule 144. The issuance of these shares was recorded as additional compensation to the consultant (see Note 9)
In September 1999, the Company was awarded a judgement against ISS in the amount of $125,000. The Company can not determine whether it will be successful in recovering any damages against ISS and thus has recorded a valuation allowance of $125,000. (See Note 3).

NOTE 7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Risks

The  Company  has  not obtained insurance for general  liability.
Because the Company is currently in the development stage, it does not expect to incur any losses in connection with uninsured risks. Therefore, no provision for any such loss has been provided in the accompanying financial statements.

Leases and Rents

Effective February 1, 1998, the Company began leasing its executive office premises in North Carolina under a one-year lease agreement with monthly rent payments of $570. Effective February 1, 1999 the lease was renewed for one year with monthly rent payments of $605. The lease has provisions and is expected to be renewed for another year upon expiration in February 2000.
Rent   expense  for  1999  and  1998  was  $7,893   and   $5,700,
respectively and is included in other operating expenses.

Year 2000

The year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. The Company has not had any year 2000 issues and any such issues in the future not have a material impact on the Company's financial position or results of operations.

NOTE 8. INCOME TAXES

Deferrred income taxes and benefits for 1999 and 1998, are provided for certain income and expenses, which are recoginized in different periods for tax and financial purposes. The tax effects (computed at 15%) of these temporary differences and carryforwards that give rise to significant portions of differed tax assets and liabilities consist of the following:

                                                      Current
                                                      Period
                                      1998            Changes      1999
Deferred tax assets:
Accrued officers' compensation     $33,750           $11,250       $45,000
Consulting services elected
as start-up cost under IRC
Sec. 195 (b)                     1,967,807           157,637     2,125,444
Net operating loss
carryforwards                      116,924            13,965       130,889
                                 ---------           -------     ---------
                                 2,118,481           182,852     2,301,333
Valuation allowance             (2,118,481)         (182,852)   (2,301,333)
                                ----------           -------     ---------
Net deferred tax asset          $     -              $  -        $    -
                                ==========           =======     =========


The Company has accumulated net operating losses, which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the financial statements. A deferred tax asset for the future benefits of net operating losses and other differences is offset by a 100% valuation allowance due to the uncertainty of the Company's ability to utilize the losses. These net operating losses begin to expire in the year 2012. At the end of 1999, the Company had net operating loss carryforwards of approximately $872,600 which expire at various dates through 2018, however due to ownership changes as defined in Section 382 of the Internal Revenue Code, the Company may be limited in its ability to utilize the loss carryforwards.

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

In March 1998, the Company issued a total of 13 million shares, valued at $520,000, to its corporate securities counsel and Corporate Secretary and various consultants.
In August 1998, the Company issued a total of 20 million shares, at $400,000, to its President and Chief Executive Officer, its corporate securities counsel and Corporate Secretary, various consultants and a potential investee in connection with a letter of intent. (See Note 3)

In March 1999, the Company issued a total of 11,625,000 shares, at $210,000 to its corporate securities counsel and Corporate Secretary, various consultants and a potential investee in connection with a letter of intent. (See Note 3).

In  August  1999,  the  Company issued a total  of  3.250,000 shares, at $71,500, to its corporate securities counsel and Corporate Secretary, various consultants and a potential investor in connection with a letter of intent. (See Note 3).

In September 1999, the Company issued a total of 5 million shares, at $100,000, to its corporate securities counsel and Corporate Secretary, various consultants and a former consultant in connection with a settlement agreement. (See Note 7).

In addition, the Company issued a total of 14,404,748 option shares to its corporate securities counsel and Corporate Secretary and various consultants in connection with services for the Company. The differences between the amounts paid for the option shares and the value of the option shares issued (based on the average bid and asked price of the shares on the date of issuance), totaling $290,250, was recorded as additional compensation for services and was charged to expense. (See Note
10).

In connection with the above, Forms S-8 have been filed with the Securites and Exchange Commission relative to such issuances of stock.

During the periods described below, the Company issued restricted shares (Rule 144) of its common stock to consultants and officers for services to the Company. The shares issued were valued by the Company based upon half of the average bid and asked price of the Company's shares on the date of issuance. The value of these shares was charged to expense.

In October 1999, the Company issued a total of 3 million shares, including 2 million shares with legend, valued at $42,000, to a former consultant in connection with a settlement agreement.
(See Note 7).

In November 1999, the Company issued a total of 4 million shares, at $20,000, to its corporate securities counsel and Corporate
Secretary and a consultant.

NOTE 9. COMMON STOCK EXCHANGES(CONTINUED)

Stock Issued for Debt

In July 1998, the Company issued 700,000 shares of common stock to a consultant in repayment of a loan. The shares issued were valued by the Company at $7,000 based upon the average bid and asked price of the shares on the date of issuance. The total debt was $10,000. The remaining $3,000 was applied toward the reimbursement of expenses which were owed to the Company.

In March 1999, the Company issued at total of 796,875 shares of common stock to a consultant in full payment of a loan. The shares issued included in a Form S-8 and were valued by the Company at $15,750 based upon the average bid and asked price of the shares on the date of issuance.

NOTE 10. STOCK OPTIONS

Options Pursuant to Private Placements

In connection with the Company's private placement of its common stock in April 1997, the Company issued a total of 3,250,000 shares at $.04 per share together with 3,250,000 common stock purchase options exercisable by the holders to purchase additional 3,250,000 shares at a price of $.08 per share, which were set to expire April 15, 2000. In 1999, the Company agreed to extend the options exercisable to January 1, 2001. The Company has agreed to register the shares and underlying the options in a registration statement of Form SB-2 as soon as reasonably practicable as part of a Registration Statement it intends to file in the future (piggy-back rights). In March 1998, the Company issued an additional 1,550,000 shares under the same terms as the April 1997 private placement.

Options Pursuant to Consulting Agreements with ETLC

In connection with the Company's consulting agreement with one consultant, ETLC (which is also a shareholder), the Company granted options exercisable to acquire shares of the Company's common stock. The consultant was granted options to acquire 10 million shares per year, for up to five years, provided that the shareholder/consultant was continuing to provide services to the Company during each of the five years. This agreement was amended in March 1998, and the consultant had the option to acquire 20 million shares, with 10 million exercisable through November 1998 and an additional 10 million shares exercisable through November 1999. The options were extended until April 15, 2000 and were exercisable at the lower of $1.00 per share or 50% of the average bid price of the shares during the 10 days prior to the exercise of the options. During 1999 the Company discontinued its efforts in connection with telecommunications products and services in West Africa, and, as a result, the Company and ETLC agreed to terminate the call-back joint venture in West Africa and the Company canceled ETLC's rights to 47 million shares subject to common stock purchase options.

Shares Issued for Stock Subscriptions Receivable

During the year ended December 31, 1998, the Company issued 1.55 million shares of common stock at $.04 per share, for which the Company had a stock subscription receivable of $62,000.
The Company received $51,500 and charged off the remaining $10,500 against additional paid-in capital.
The board of directots of the Company authorized the charge off of $10,500 in stock subscription receivable for the year ended December 31, 1998, in connection with a private placement of stock.

NOTE 10. STOCK OPTIONS (CONTINUED)

Options Shares Issued to Consultants

During the periods described below, the Company granted options and issued option shares of its common stock to consultants and officers in connection with services to the Company.
The shares issued were valued by the Company based upon the average bid and asked price of the shares on the date of issuance.

In  March 1999, the Company issued a total of 8,453,125   option
shares, valued at $155,250, to its corporate securities counsel and Corporate Secretary and various consultants. Five million share options were exercisable at the lower of $.015 per share or 50% of the average bid price of the shares on the date of notice of the exercise of the options. The remaining 3,453,125 share options were exercisable at the lower of $1 per share or 50% of the average bid price of the shares on the date of notice of the exercise of the options. The options were set to expire January 1, 2001. During April 1999, three million shares of common stock options were exercised at $.008 per share and in May 1999, one million shares of common stock options were exercised at $.008 for the option from March 1999. In addition, during April 1999, 500,000 shares of common stock options were exercised at $.01 per share and in May 1999, 1.5 million shares of common stock options were exercised at $.01 per share for the option from March 1999. A total of $52,000 was received by the Company in connection with the exercise of options. The difference between the value of options exercised and the amounts received in payment for these, was recorded as additional compensation and charged to expense, totaling $ 103,250.

In August 1999, the Company issued a total of 6 million option shares, valued at $132,000, to its corporate securities counsel and Corporate Secretary and a consultant, exercisable at the lower of $1.00 per share or 50% of the closing bid price of the shares on the date of notice of the exercise of the options or a price to be determined by the Company. A total of $5,000 was received by the Company is connection with the exercise of 1,000,000 options. The difference between the value of the 1,000,000 options exercised and the amounts received in payment for these, was recorded as additional compensation and charged to expense, totaling $22,000. In November 1999, the Board agreed to waive the option price due on the 5 million options shares issued to its corporate securities counsel and Corporate Secretary, valued at $105,000, and charged this amount to expense.

In September 1999, the Company issued a total of 3 million option shares, valued at $60,000, to its corporate securities counsel and Corporate Secretary and a consultant, exercisable at the lower of $.015 per share or 50% of the closing bid price of the shares on the date of notice of the exercise of the options or a price to be determined by the Company. To date no amounts have been received by the Company is connection with these option shares. In November 1999, the Board agreed to waive the option price due on the 2 million options shares issued to its corporate securities counsel and Corporate Secretary, valued at $40,000, and charged this amount to expense.

NOTE 11. GOING CONCERN AND MANAGEMENT'S PLANS

As reflected in the accompanying financial statements, during the year ended December 31, 1999, the Company had no revenues and incurred a net loss of $1,219,010. Consequently, there is a deficiency in assets attributable to common stock of $240,029 at December 31, 1999, as well as a working capital deficiency. These factors, as well as the uncertain conditions the Company faces regarding its ability to successfully acquire, develop and distribute and/or market medical products, including generic pharmaceuticals, vitamins, and diagnostic test kits, and be able to successfully offer and sell telecommunications products and services, creates substantial doubt about the Company's ability to continue as a going concern.
The Company believes that it will become an operating Company and begin to generate revenues during the remainder of 2000 from Global as a result of the execution of the Share Purchase Agreement, because Global is in the process of expanding its services in South America, Europe and elsewhere.
During the first quarter of fiscal 2000, Global has represented to the Company that it will report revenues and receivables, which the Company can reflect in its Form 10-QSB for the period ended March 31, 2000, and Global has projected to the Company that it should generate significant additional revenues during 2000.
The Company together with Global expects to raise between $5 million to $10 million in financing for Global's working capital during the 2000 fiscal year to fund the expansion of Global. However, there can be no assurance that the terms and conditions of such financing, if available, will be at terms and conditions acceptable to the Company and to Global.

In addition, the Company will continue to explore potential joint ventures and acquisitions other of firms, including Internet telephony companies, with positive cash flow, in order to develop and expand its business and operations, as well as seeking business opportunities in the export and sale of medical products manufactured and supplied by third parties. The Company entered into consulting agreements to assist in entering into these fields and becoming an operating company.

Further, while there can be no assurance that any of the outstanding stock options (see Note 10) will be exercised, based upon the recent trading range of the Company's Shares, from between $.40 to $.70, and certain indications of interest expressed by several of the private investors, the Company reasonably expects that options will be exercised. In the event that all of the options are exercised, the Company would receive approximately $370,000 in option proceeds. Further, in the event that all of the warrants granted to Global in the above referenced Share Purchase Agreement are exercised, the Company will
receive   warrant proceeds of $8 million.

To date, the Company has been dependent upon the willingness of its consultants, officers, directors and professionals to accept shares issued for services, in lieu of cash compensation. The Company will continue to be dependent upon the willingness of persons to accept shares as compensation for services, until such time, if ever, that it generates a positive cash flow from operations
The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 12. SUBSEQUENT EVENTS

Share Purchase Agreement

Supsequent to the year end, the Company, Global and Global's shareholders entered into a share purchase agreement effective February 19, 2000 (the "Agreement") pursuant to which the Company will acquire 99% of Global's shares. This Agreement provides for the issuance to Global's share holders of units, which aggregate 25 million shares of common stock, based upon the average closing bid price of the shares during the ten-day period prior to February 19, 2000. The units also provide for the issuance of four warrants, Class A, B, C and D, each exercisable at $.08, which was the average closing bid price of the Company's shares during the six month period prior to February 19, 2000. Each Class of warrants provides for the issuance of 25 million shares and expires two years from the date of the Agreement. Neither the shares nor the warrants have been registered under the Securities Act of 1933, as amended (the "Act"). The Class A warrants are exercisable during the twenty-four month period commencing the date of the Agreement, the Class B warrants are exercisable commencing on a date six months from the execution of the Agreement for a period ending twenty-four months from the date of the Agreement;
the Class C warrants are exercisable commencing on a date twelve months from the execution of the Agreement for a period ending twenty-four months from the date of the Agreement; and the Class
D warrants are exercisable commencing on a date eighteen months from the execution of the Agreement for a period ending twenty-four months from the date of the Agreement. If all of the warrants are exercised, the Company will receive warrant proceeds of $8 million. It is intended that GTCC and the Company will execute a management agreement which should provide payment to the Company of a management fee of approximately 5% of Global's revenues on an annual basis.

Debt for Equity Exchanges

In February 2000, the Company and its President and Chief Executive Officer agreed to settle the $300,000 accrued compensation balance due (see Note 4) pursuant to an employment agreement (see
Note 6) in exchange for 10 million shares of the common stock (restricted Rule 144), and options to acquire 6 million shares, exercisable at $.08 for a period of three years from February 29, 2000. These options do not vest until October 2000.

In March 2000, the Company and its President and Chief Executive Officer agreed to the cancellation of notes payable totaling  $42,000, and to  a  consultant,
which entity is controlled by the President of the Company, for $87,421 as of December 31, 1999 (see Note 6) in exchange for a total of 8.42 million restricted shares (Rule 144) of common stock. Also in March 2000, the Company and its corporate securities counsel and Corporate Secretary agreed to the cancellation of notes payable to this executive totaling $39,000 as of December 31, 1999 (see Note 6) in exchange for a total of
6.5 million restricted shares (Rule 144) of common stock. In addition, the Company agreed to grant such executive officer common stock options to acquire 6 million shares, exercisable at $.08 for a period of three years. These option with respect to 6 million shares does not vest until October 2000.

Increase in Authorized Shares

Subsequent to the end of the year ended December 31, 1999, in February 2000, the Company's authorized shares were increased to 700,000,000 shares.


EXHIBIT 10(iv)
--------------

Share Purchase Agreement

SHARE PURCHASE AGREEMENT

THIS AGREEMENT made as of the 19th day of February, 2000 among the Parties:AMERICAN DIVERSIFIED GROUP, INC., a corporation existing under the laws of the State of Nevada (hereinafter referred to as the "Purchaser"), Global Transmedia Communications Corporation, a corporation existing under the laws of the State of Delaware (hereinafter "GLOBAL") and the shareholders of GLOBAL (hereinafter collectively referred to as "Vendor" as defined below). WHEREAS, on the terms and subject to the conditions hereinafter set forth, the Purchaser wishes to Purchase and acquire from Vendor and Vendor wishes to sell, assign, exchange and transfer to the Purchaser the Purchased Shares; NOW THEREFORE in consideration of the respective covenants, agreements, representations, warranties and indemnities herein contained and for other good and valuable consideration (the receipt and sufficiency of which are acknowledged by each of the Parties hereto), the Vendor, the Purchaser, covenant and agree as follows:ARTICLE IINTERPRETATION1.1 Defined Terms: For the purpose of this Agreement, unless the context otherwise requires, the following terms shall have the respective meanings set out below and grammatical variations of such terms shall have corresponding meanings:"Act" means the Business Corporations Act (Florida) as in effect on the date hereof;"Affiliate" has the meaning attributed to that term in the Act;"Agreement" means this Agreement together with any and all amendments made pursuant to the provisions hereof and "hereof" and "hereto" shall have corresponding meanings;"Annual Financial Statements" means the unaudited financial statements of GLOBAL as, at and for the financial year ended 1999, prepared in accordance with generally accepted accounting principles, consisting of a balance sheet, income statement, statement of retained earnings and changes in financial position, a copy of which is annexed hereto as Schedule 1.1A;"Arm's Length" has the meaning attributed thereto in the Income Tax Act;"Associate" has the meaning attributed to that term in the Act;"Business" means the business currently and heretofore carried on by GLOBAL and the carrying on of various ancillary or related activities thereto;

"Business Day" means any day other than a Saturday or a Sunday or a statutory holiday in the United States;

"Business Plan" means the latest business plan attached hereto and any revised business plan subsequently approved by Purchaser that such approval will not be unreasonably withheld;

"Closing  Certificates" has the meaning  set  out  in  Subsection
5.1(a);

"Closing Date" means March 20, 2000 or as soon thereafter as may be reasonably practicable, by agreement in writing between Vendor, Purchaser and Global based upon conditions of the agreement;

"Contract" means any agreement, indenture, contract, lease, deed of trust, option, instrument or other commitment, whether written or oral;

"Corporation" means Global Transmedia Communications  Corporation
("GLOBAL"), a corporation existing under the laws of the state of Delaware;

"Encumbrance" means any encumbrance, lien, charge, hypothecate, pledge, mortgage, title retention agreement, security interest of any nature, adverse claim, exception, reservation, easement, right of occupation, option, right of preemption, privilege or any Contract to create any of the foregoing;

"Financial  Statement"  means  the  Annual  Unaudited   Financial
Statements and the Interim Unaudited Financial Statements;

"GAAP" means generally accepted accounting principles that have been established in the United States; including those approved from time to time by the American Institute of Chartered Accountants or other appropriate body;
"GLOBAL" means GLOBAL surviving after closing;
"Indemnified Party" has the meaning set out in Section 9.3; "Indemnifying Party" has the meaning set out in Section 9.3; "Initial Working Capital Financing" means the obligation of the Purchaser working with Global to secure capital in the amount of between $1,500,000 and $2,000,000;
"Interim Financial Statements" means the unaudited financial statements of GLOBAL for the period ended February 29, 2000, and such other unaudited interim financial statements as have been previously delivered or shall be delivered by GLOBAL or Vendor to Purchaser consisting of a balance sheet, income statement and changes in financial position, a copy of which is annexed hereto or Schedule 1.1B;
"Knowledge" means the knowledge Vendor has or had after having made a good faith effort to ascertain the fact in question pursuant to an inquiry directed to such officers, directors, supervisors and advisors of GLOBAL, the Vendor, as would be reasonably likely to have information relating to the fact in question;

"Leased Property" has the meaning set out in Section 3.12; "Leases" has the meaning set out in Section 3.12;
"Licenses" has the meaning set out in Section 3.19;
"Losses" means, in respect of any matter, all claims, proceedings, losses, damages, liabilities, deficiencies, costs and expenses (including, without limitation, all legal and other professional fees and disbursements, interest, penalties and amounts paid in settlement) arising directly or indirectly any, a consequence of or as a result of such matter;
"Party or Parties" means the signers of this Agreement.
"Payment Shares" means Units, each of which shall include one share of common stock (the "Shares") of the Purchaser and four warrants designated "A Warrant", "B Warrant", "C Warrant" and "D Warrant" (collectively, the "Warrants"). Each Warrant shall entitle the holder to purchase one additional Share, at a price of $.08 per Share as follows: The A warrant shall be exercisable immediately upon the execution of this Agreement and expiring after two years; the B Warrant shall be exercisable commencing on a date six month from the date of this Agreement for a period of eighteen months, expiring on a dated two years from the date of this Agreement; the C Warrant shall be exercisable commencing on a date twelve months from the date of this Agreement and ending on a date two years from the date of this Agreement; and the D Warrants may be exercised commencing on a date eighteen months from the date of this Agreement and expiring two years from the date of this Agreement. The foregoing Shares and the A, B, C and D Warrants may be referred to herein as the Units. Purchaser undertakes to make every reasonable effort to prepare and file with the Securities and Exchange Commission as soon as reasonably practicable a registration statement on Form SB-2, or such other Form as may be applicable under the Securities Act of 1933, as amended (the "Act), for the purpose of registering, among other securities, the Units, including the Shares, the Warrants and the Shares underlying the Warrants, issued in connection with this Agreement. Such registration statement may include other Shares of the Company's common stock and Shares underlying common stock purchase options issued and granted to officers, directors and consultants, among others, prior to and subsequent to this Agreement, and such registration statement shall provide for public resale by holders of the Company's securities to the maximum extent permissible under the Act;

"Person" or "Persons" means an individual, trust, partnership, association, syndicate, corporation, or any other incorporated or unincorporated organization or entity;

"Purchase Price" has the meaning set out in Section 2.2;

"Purchased Shares" has the meaning set out in Section 3.3;

  "Record Date" the date on which the value of the Payment Shares is set;

"Tax Act" means the Internal Revenue Code as amended from time to time;

"Time of Closing" means 9.00 A.M. Miami time on the Closing Date, or such other time on the Closing Date as Vendor and the Purchaser may mutually determine;

"Vendor" means the current shareholders of GLOBAL and those persons who have a right to acquire any equity interest or shares in GLOBAL, under agreement or arrangement as set forth below;

"Working Capital" means joint efforts of both the Purchaser and Vendor in obtaining the capital funding needs of Global in the future as identified, and that the Parties agree are in the latest Business Plan of GLOBAL dated February 19, 2000, a copy of which has been delivered to Purchaser, and the Initial Working Capital Financing;

1.2 Sections and Headings: The division of this Agreement into Sections and the insertion of headings are for convenience of reference only and shall not affect the interpretation of this
Agreement. Unless otherwise indicated, any reference in this Agreement to a Section or a Schedule refers to the specified Section of or Schedule to this Agreement. The Parties hereto acknowledge that their respective legal counsel have reviewed and participated in settling the terms of this Agreement, and that any rule of construction to the effect that any ambiguity is to be resolved against the drafting party shall not be applicable in the interpretation of this Agreement.

1.3 Number and Gender: In this Agreement, words importing the singular number only shall include the plural and vice versa, words importing gender shall include all genders.

1.4 Schedules and Exhibits: The following Schedules are attached to and form part of this Agreement:

     Schedule 1.lA       -    Annual Financial Statements
     Schedule 1.1B       -    Interim Financial Statements
     Schedule 3.5        -    Share Ownership
     Schedule 3.15       -    Insurance Policies
     Schedule 3.18       -    Agreements and Commitments
     Schedule 3.28       -    Accountants and Attorneys
     Schedule 3.29       -    Directors and Officers


ARTICLE II

PURCHASE AND SALE OF PURCHASED SHARES

2.1 Purchase and Sale of Purchased Shares. On the terms and subject to the conditions of this Agreement, the Purchaser hereby agrees to purchase from the Vendor and the Vendor hereby agrees to sell to the Purchaser at the Time of Closing ninety nine (99%) percent of all of the Purchased Shares owned by such Vendor. The Agreement supersedes and replaces all other agreements between the Parties.

2.2 Purchase Price: The aggregate purchase price payable by the Purchaser for the Purchased Shares shall be $5,000,000 (the "Purchase Price") subject to certain adjustments as follows: as necessary in accordance with the results of the independent evaluation presently being conducted at the request and expense of the Purchaser as provided for below. In the event that the Vendor and the Purchaser shall fail to agree on the Purchase Price as determined by the independent evaluation, Vendor shall at its own cost arrange for a second independent evaluation to be done by a provider of its own choosing. If such evaluation by the Vendor differs from Purchaser's evaluation by 10% or more, the Parties may elect to settle on a Purchase Price set as the average of the two evaluations, or mutually agree to a third independent evaluation or in the alternative mutually agree to terminate this Agreement if the Parties cannot agree upon an evaluation, with thirty (30) days prior written notice to the other Party. Upon such termination, this Agreement shall be null and void.

2.3 Satisfaction of Purchase Price: The Purchase Price shall be satisfied as follows:

     On the Closing Date the Purchaser shall deliver to the Vendor share certificates representing a number of Payment Shares, which shall include Purchaser's Shares and the Warrants as defined under "Payment Shares" above, in an amount that shall be equal to equal the Purchase Price, registered in the name of the Vendor or as the Vendor may otherwise in writing direct. For the purposes of this Agreement, the valuation of the of the Payment Shares is $.20, based upon the average closing bid price of the Shares during the ten day period immediately preceding this Agreement. The exercise price of the Warrants of $.08 was based upon the average closing bid price of the Shares during the six month period prior to the date of this Agreement. The parties determined that this was an equitable means to determine the Warrant exercise price due to the historic fluctuations in the price of Purchaser's Shares. For the purposes of the Purchase Price, no value was attributable to the Warrant component of the Units delivered as the payment shares.

2.4  Final Statement:

     (a) The Vendor shall cause the accountants of GLOBAL (the "GLOBAL's Accountants") within ten (10) days prior to the Closing Date at the Vendor's expense, to prepare and finalize a balance sheet (the "Final Balance Sheet") and an income statement for GLOBAL prepared as at the Time of Closing.

     (b) The Final Balance Sheet and income statement shall be certified by the Vendor's Accountants as being prepared in accordance with GAAP and the past accounting practices of GLOBAL as being accurate and complete.

     (c) The Purchaser' s auditors or accountants at Purchaser's expense shall be permitted to review and audit the Final Balance Sheet together with all working papers, books of account and other documents relating to GLOBAL relevant to the preparation of the Final Balance Sheet and income statement.

ARTICLE II

REPRESENTATIONS AND WARRANTES OF VENDOR

The Vendor jointly and severally represents and warrants to the Purchaser as follows and acknowledges that the Purchaser is relying on such representations and warranties in connection with the purchase by the Purchaser of the Purchased Shares:

3.1 Organization: GLOBAL is duly incorporated and organized and validly existing in accordance with the laws of the state of Delaware, is up to date in all filings required under those jurisdictions in which it carries on business and has the corporate power to own or lease its property, and to carry on the Business as now being conducted by it and to perform its obligations hereunder. GLOBAL is duly qualified as a corporation to do business in each jurisdiction in which the nature of the Business or the property and assets owned or leased by it makes such qualification necessary.

3.2 Authorization: This Agreement has been duly authorized, executed and delivered by Vendor, and is a legal, valid and binding obligation of Vendor. It is enforceable against Vendor by the Purchaser in accordance with its terms subject however to limitation with respect to bankruptcy or other laws generally affecting creditors' rights and to the extent that equitable remedies such as specific performance and injunction are in the discretion of the court from which they are sought.

3.3 Authorized and Issued Capital: The authorized and issued capital of GLOBAL consists of 100 shares of common stock, of which 100 shares, including 1 share owned by the Florida Export Finance Corporation are issued and outstanding and no more are issued and outstanding. All of the issued and outstanding shares of GLOBAL are fully paid and non-assessable. All of the issued and outstanding shares of GLOBAL are owned by the recorded and beneficial owners of such shares, as disclosed to Purchaser including 99 shares by Vendor (the "Purchased Shares") and one share is owned by Florida Export Finance Corporation. No other person or entity has any right to acquire any GLOBAL shares other than as disclosed to Purchaser prior to execution of this Agreement and no person or entity will be granted any rights to acquire any GLOBAL shares without the prior written consent of and disclosure to Purchaser.

3.4 No Other Agreements to Purchase or Options: No Person has any agreement or option or any right or privilege (whether by law, pre-emptive or contractual) capable of becoming an agreement, including convertible securities, warrants or convertible obligations of any nature, for the purchase, subscription, allotment or issuance of any unissued shares or other securities of GLOBAL or any of the assets other than purchases in the ordinary course of business of GLOBAL. No Person has any agreement or option or any right capable of becoming an agreement for the purchase of the Purchased Shares.

3.5        Ownership of Purchased Shares:  Vendor is and will  at
the Time of Closing be the beneficial owner and the owner of record of the Purchased Shares in the amounts indicated on
Schedule 3.5 and will at the Time of Closing hold such shares with good and marketable title thereto, free and clear of all
Encumbrances. None of the Purchased Shares are subject to any shareholder agreement or voting agreement or any other agreement that contains any other restrictive provisions. There is not pending any suit, action or other legal proceeding to restrict or prevent Vendor from transferring the Purchased Shares to the Purchaser.

3.6 No Subsidiaries: GLOBAL does not own or have any agreements of any nature to acquire, directly or indirectly, any shares in the capital of or other equity or proprietary interests in any Person, and GLOBAL does not have any agreements to acquire or lease any other business operations.

3.7 No Violation: The execution and delivery of this Agreement by the Vendor and the consummation of the transactions herein provided for:

     (a) will not result in the breach or violation of any of the provisions of, or constitute a default under or would with the passage of time or the giving of notice or both or otherwise constitute a default under, or conflict with or cause acceleration of any obligation of the Vendor or GLOBAL under or result in the cancellation of:

          (i) any Contract to which the Vendor or GLOBAL is a party or by which either of them is, or any of their properties are, bound;

          (ii) any provision of the compliance documents, by-laws or resolutions of the board of directors (or any committee thereof) of GLOBAL;

          (iii) any judgment, decree, order or award of any court, governmental body or arbitrator having jurisdiction over the Vendor or GLOBAL;

          (iv) any   license,   permit,  approval,   consent   or
               authorization  held  by  the  Vendor,  GLOBAL   or
               necessary to the ownership of the Purchased Shares or the operation of the Business;

          (v) any applicable law, statute, ordinance, regulation or rule;

     (b) will not result in the creation or imposition of any Encumbrance on any of the Purchased Shares or any of the property or assets of GLOBAL;

     (c) will not require the consent, authorization or approval of any person (whether pursuant to any law, agreement, statute, lease or otherwise) in addition to those described in Schedule 3.20.

3.7 Business of GLOBAL: The Business is the only business operation carried on by GLOBAL and the property and assets owned or leased by GLOBAL are sufficient to carry on the Business substantially in the manner heretofore conducted. All of the property and assets owned or leased and used by GLOBAL and required in order to operate the Business substantially in the manner heretofore conducted are in good operating condition and are in a state of repair and maintenance which will permit the Business to be carried on substantially in the manner heretofore conducted and as provided in the Business Plan.

3.9 Title to Personal and Other Property: GLOBAL beneficially owns, or has a valid leasehold interest in, all property and assets used by it in the Business.

3.10 Real Property: GLOBAL does not now own and has never owned and has not entered into any agreement to acquire any real property.

3.11 Property on Leased Property: Except as disclosed in Schedule 3.12, all buildings, structures, improvements and appurtenances situated on the Leased Property and all material components of the fixtures, plumbing, heating, electrical, drainage, air conditioning and cooling systems situated therein are to the Vendor's knowledge in good operating condition and in a state of maintenance and repair which makes them suitable for the purposes for which they are currently being used and GLOBAL has adequate rights of ingress and egress for the operation of the Business in the ordinary course. None of such buildings, structures, improvements or appurtenances (or any equipment therein), nor the operation or maintenance thereof, violates any restrictive covenant or any provision of any federal, state, provincial or municipal law, ordinance, rule or regulation, or encroaches on any property owned by others.

3.12 Real Property Lease: Schedule 3.12 sets forth a municipal address of all real property leased by GLOBAL (the "Leased Property"). GLOBAL is not a party to any lease or agreement in the nature of a lease in respect of any real property, whether as lessor or lessee, other than the lease (the "Lease") annexed hereto as Schedule 3.12 relating to the Leased Property. The Lease is in good standing and in full force and effect without amendment thereto, and neither GLOBAL nor any other party thereto is in breach of any monetary obligations or any other material covenants, conditions or obligations contained therein. No state of facts exist which, after notice or lapse of time or both or otherwise would result in a breach or default under any of the material the terms of any of the lease. GLOBAL has not received from its landlord within the twelve (12) month period prior to the date of this Agreement any notices of monetary or material default under the Lease.

3.13 Inventories: The inventories of GLOBAL, to the best of the knowledge, information and belief of Vendor, do not include any material items that are slow moving, below standard quality or of a quality or quantity not usable or saleable in the normal course of business.

3.14 Accounts Receivable: Subject to an allowance for doubtful accounts that has been reflected on the books of GLOBAL in accordance with GAAP, all accounts receivable, book debts and other debts due or accruing to GLOBAL have been bona fide created in the ordinary course of business and are collectable without set-off or counterclaim.

3.15 Insurance: GLOBAL has its property and assets insured on a reasonable basis against loss or damage and such insurance coverage will be continued in full force and effect to and including the Time of Closing. Schedule 3.16 sets out all insurance policies (specifying the insurer, the amount of the coverage, the type of insurance and the policy number) maintained by GLOBAL on its property and assets or personnel as of the date hereof GLOBAL is not in default with respect to any of the provisions contained in any such insurance policy and has not failed to give any notice or present any claim under any such insurance policy in a due and timely fashion.

3.16 Books of Account: The books of account and financial records of GLOBAL fairly and correctly set out and disclose in all material respects the current financial position of GLOBAL. All transactions involving GLOBAL have been accurately recorded in its books and records in all material respects.

3.17  Intentionally Left Blank

3.18  Agreements and Commitments: Schedule 3.18 is a complete and accurate list of
all Contracts pertaining to the Business or entered into by GLOBAL. Except as described in Schedule 3.18, GLOBAL is not a party to or bound by any contract relating to the property, assets, business or operations of GLOBAL. GLOBAL has performed all of the obligations required to be performed by it under such Contracts and is entitled to all benefits thereunder, and is not in default or alleged to be in default in respect of, any Contract good standing and in full force and effect, without amendment thereto, and no event, condition or occurrence exists that, after notice or lapse of time or both, would constitute a default under any of the aforesaid Contracts. GLOBAL has not received within the twelve (12) month period prior to the date of this Agreement any notice of default of any term or obligation of any Contract to the Vendor's knowledge, no other party to any Contract is in default thereunder Vendor has delivered to the Purchaser a true and complete copy of each Contract listed or described in Schedule 3.18.

3.19 Compliance with Laws; Governmental Authorization: GLOBAL has complied in all material respects with all laws, statutes, ordinances, regulations, rules, judgments, decrees or orders applicable to the Business or GLOBAL, and is now conducting the Business in compliance in all material respects with all such statutes, laws, ordinances, regulations, rules, judgments, decrees or orders. Schedule 3.19 sets out a complete and accurate list of all licenses, permits, approvals, consents, certificates, registrations and authorizations (whether governmental, regulatory or otherwise) (the "Licenses") held by or granted to GLOBAL and there are no other licenses, permits, approvals, consents, certificates, registrations or authorizations necessary to carry on the Business or to own or lease any of the property or assets utilized by GLOBAL. Each License is valid, subsisting and in good standing and GLOBAL is not in default or breach of any License and no proceeding is pending or to the Vendor's knowledge threatened to revoke or limit any License.

3.20 Consents and Approvals: There is no requirement to make any filing with, give any notice to or to obtain any license, permit, certificate, registration, authorization, consent or approval of, any governmental or regulatory authority as a condition to the lawful consummation of the transactions contemplated by this Agreement. There is no requirement under any Contract relating to the Business or of GLOBAL to which either the Vendor or GLOBAL is a party or by which it is bound to give any notice to, or to obtain the consent or approval of, any party to such agreement, instrument or commitment relating to the consummation of the transactions contemplated by this Agreement except for the notifications, consents and approvals described in Schedule 3.20.

3.21 Financial Statements: The Financial Statements have been prepared in accordance with GAAP applied on a basis consistent with prior periods, and present fairly the assets, liabilities (actual, contingent or otherwise) and financial condition of GLOBAL as at the respective dates of the Financial Statements and the income statement reflecting sales, earnings and results of operations of GLOBAL for the respective periods covered by the Financial Statements.

3.22 Liabilities of GLOBAL: GLOBAL does not have any liabilities, direct or indirect, accrued, absolute, contingent or otherwise and to the Vendor's knowledge, there is no basis for assertion against GLOBAL of any such liabilities other than:

     (a) liabilities disclosed or reflected in or provided for in the Financial Statements;

     (b)  liabilities  incurred since the date of  the  Financial
          Statements which were incurred in the ordinary course of the Business; and

     (c) other liabilities disclosed in this Agreement or in the Schedules attached hereto.

3.23 Partnerships or Joint Ventures: GLOBAL is not a partner or participant in any partnership, joint venture, profit-sharing arrangement or other association of any kind and GLOBAL is not a party to any agreement under which it agrees to carry on any part of the Business or any other activity in such manner or by which it agrees to share any revenue or profit with any other Person other than as disclosed in this Agreement or in the Schedules attached hereto.

3.24 Absence of Changes: Since December 31, 1999, GLOBAL, except as described in Schedule 3.24, has carried on the Business and conducted its operations and affairs in the ordinary and normal course consistent with past practice and there has not been:

     (a) any material change in the condition (financial or otherwise), assets, liabilities, operations, earnings or business of GLOBAL;

     (b) any material damage, destruction or loss (whether or not covered by insurance) affecting the property or assets of GLOBAL;

     (c) any declaration, setting aside or payment of any dividend or other distribution with respect to any shares in the capital of GLOBAL or any direct or indirect redemption, purchase or other acquisition of any such shares;

     (d) any issuance or sale by GLOBAL or any Contract entered into by GLOBAL, for the issuance or sale by GLOBAL, of any shares in the capital of or securities convertible into or exercisable for shares in the capital of GLOBAL;

     (e) any change in the accounting or tax practices followed by GLOBAL;

     (f) any change adopted in the depreciation or amortization policies or rates used by GLOBAL;

     (g)  any labor disruptions;

     (h) any write-off as uncollectable of any accounts or notes receivable or any portion thereof of GLOBAL in amounts exceeding fifty thousand dollars ($50,000) in each instance or one hundred thousand dollars ($100,000) in the aggregate;

     (i) any payments made, authorized or declared by GLOBAL to any of its officers, directors and employees, except in the ordinary course of business or at regular rates of salary or remuneration payable to such person;

     (j) any change in GLOBAL other than as previously disclosed in this Agreement or the Schedules thereto.

3.25 Taxes:

     (a) For purposes of this Section 3.25, the term "Governmental Charges" means and includes all taxes, including without limitation, income taxes, excise taxes, sales taxes, value added taxes, transfer taxes, property taxes, capital taxes, customs and import duties, payroll taxes and other charges, together with all penalties interest and fines with respect thereto, payable to any federal, state, provincial municipal, local or other government or governmental agency, authority, board, bureau or commission domestic or foreign;

     (b) GLOBAL has paid all Governmental Charges which are due and payable by it on or before the date hereof, if any. GLOBAL has duly filed all returns, declarations, reports and other documents of any kind for Governmental Charges (the "Returns") required to be filed by it, if any, in a timely manner. GLOBAL has made adequate provision for Governmental Charges payable by it for the current period and any previous period for which Returns are not yet required to be filed. The information shown on all such Returns, if any, is true, accurate and complete in all material respects and there are no additional assessments, reassessments or proposals to re-assess, actions, suits, proceedings, investigations, inquiries, audits or claims now ongoing or pending or, to the Vendor's knowledge, threatened against GLOBAL in respect of Governmental Charges or any discussions ongoing with any governmental authorities relating to Governmental Charges and to the Vendor's knowledge, there is not any reason that any such actions, audits or investigations would be commenced against GLOBAL;

     (c) There are no agreements, waivers or other arrangements providing for an extension of time with respect to the filing of any Return by, or payment of any Governmental
          Charges or deficiency against GLOBAL; and

     (d) GLOBAL is in compliance in all respects with all registrations, reporting and remittance obligations in respect of all state and federal sales tax legislation.

3.26 Litigation. There are no actions, suits or proceedings (whether or not purportedly on behalf of GLOBAL) pending or, to the Vendor's knowledge, threatened against, involving or affecting GLOBAL at law or in equity, or before or by any federal, state, municipal or other governmental department, court, commission, board, bureau, agency or instrumentality, domestic or foreign, or by or before an arbitrator or arbitration board. There are no judgments or executions outstanding against GLOBAL.

3.27 Minute Books: The minute books of GLOBAL contain accurate and complete copies of its compliance documents, which documents include, without limitation, Articles of Incorporation and any and all Articles of Amendment. There are outstanding no applications or filings which would alter in any way the compliance documents or corporate status of any of GLOBAL. No resolutions or by-laws have been passed, enacted, consented to or adopted by the directors or shareholders of GLOBAL except as are contained in the minute books thereof. The corporate records of GLOBAL have been maintained in all material respects in accordance with all applicable statutory requirements and are complete and accurate in all material respects.

3.28 Accounts and Attorneys: Schedule 3.28 sets forth a true and complete list showing:

     (a) the name of each bank, trust company or similar institution in which GLOBAL has accounts or safe deposit boxes, the number or designation of each such account and safe deposit box and the names of all persons authorized to draw thereon or to have access thereto; and

     (b) the name of each person, firm, corporation or business organization holding a general or special power of attorney from GLOBAL and a summary of the terms thereof,

3.29 Directors and Officers: Schedule 3.29 sets forth the names and titles of all the officers and directors of GLOBAL.

3.30 Non-Arm's Length Transactions: GLOBAL has not, since its date of incorporation, made any payment or loan to, or borrowed any moneys from or is otherwise indebted to, any officer, director, employee, shareholder or any other Person not dealing at Arm's Length with GLOBAL, except as disclosed in the Annual
Financial Statements or as disclosed in Schedule 3.30. Except for ordinary course customer and employee relationships with usual terms, except as disclosed in Schedule 3.30, GLOBAL is not a party to any Contract with the Vendor or any officer, director, employee, shareholder or any other Person not dealing at Arm's Length with GLOBAL. Except as disclosed in the Financial Statements, GLOBAL is not indebted to the Vendor or any Associate of the Vendor or to any Person not dealing at Arm's Length with the Vendor or GLOBAL.

3.31   Employee   Accruals:  All  accruals   for   premiums   for
unemployment insurance, health premiums, F.I.C.A. premiums, accrued wages, bonuses, salaries and commissions and employee benefit plan payments for GLOBAL, if any, have been reflected in the books and records of GLOBAL.

3.32 Status of the Vendor and Corporation: Neither the Vendor nor GLOBAL is insolvent, nor has either of them committed an act of bankruptcy, proposed a compromise or arrangement to its or their creditors generally, taken any proceeding with respect to a compromise or arrangement, taken any proceeding to have itself declared bankrupt or wound up, as the case may be, taken any proceeding to have a receiver appointed over any part of its assets, had any encumbrances or receiver take possession of any of its property, had any execution or distress become enforceable or levied upon any of its property or had any petition for a receiving order in bankruptcy filed against it.

3.33 General: No representation or warranty made by the Vendor in this Agreement or any statements made in any schedules, certificates or other documents furnished pursuant to this Agreement or the negotiations leading thereto contains any untrue statement of a material fact. The Vendor has no information or knowledge of any material facts relating to GLOBAL's or the Business which are not disclosed in this Agreement or the Schedules hereto.

ARTICLE IV
REPRESENTATIONS AND WARRANTIES OF THE PURCHASER

The Purchaser represents and warrants to the Vendor as follows and acknowledges and confirms that the Vendor is relying on such representations and warranties in connection with the sale by the Vendor of the Purchased Shares:

4.1  Organization of Purchaser:    The Purchaser is a corporation
validly existing under the law of the State of Nevada and it has the corporate power to enter into and perform its obligations pursuant to this Agreement.

4.2 Authorization by Purchaser: This Agreement has been duly authorized, executed and delivered by the Purchaser and is a legal, valid and binding obligation of the Purchaser, enforceable against the Purchaser by the Vendor in accordance with its terms subject however to limitation with respect to bankruptcy or other laws generally affecting creditor's rights and to the extent that equitable remedies such as specific performance and injunction are in the discretion of the court from which they are sought.

4.3 Consents and Approvals: There is no requirement for the Purchaser to make any filing with, give any notice to or obtain any license, permit, certificate, registration, authorization, consent or approval of, any government or regulatory authority as a condition to the lawful consummation of the transactions contemplated by this Agreement, other than as may be required under the Federal securities laws applicable to a public company. There is no requirement under any Contract relating to this transaction to which the Purchaser is a party or by which it is bound to give any notice to, or to obtain the consent or approval of, any party to such agreement, instrument or commitment relating to the consummation of the transactions contemplated by this Agreement except for the notifications, consents and approvals described in Schedule 4.3.

4.4 Untrue Statements: No representation or warranty made by the Purchaser in this Agreement or any statement made in any Schedules, certificates or other documents furnished pursuant to this Agreement or the negotiations leading thereto, contains any untrue statement of a material fact.

4.5 No Suits: There are no actions, suits or proceedings (whether or not purportedly on behalf of the Purchaser) pending or, to the Purchaser's knowledge, threatened against Purchaser, involving or affecting the Purchaser at law or in equity, or before or by any federal, state, municipal or other governmental department, court, commission, board, bureau, agency or instrumentality, domestic or foreign, or by or before an arbitrator or arbitration board.

4.6 Compliance with Laws; Governmental Authorization: The Purchaser has complied in all material respects with all laws, statutes, ordinances, regulations, rules, judgments, decrees or orders applicable to it, and is now conducting its business in compliance in all material respects with all such statutes, laws, ordinances, regulations, rules, judgments, decrees or orders.
Schedule 4.6 sets out a complete and accurate list of all licenses, permits, approvals, consents, certificates, registrations and authorizations (whether governmental, regulatory or otherwise) (the "Licenses") held by or granted to the Purchaser and there are no other licenses, permits, approvals, consents, certificates, registrations or authorizations necessary to carry on the Business or to own or lease any of the property or assets utilized by the Purchaser. The Purchaser has complied with all reporting requirements it has as a public company, copies of which have been provided to Vendor. It is valid, subsisting and in good standing as a public company is not in default or breach of any filing or reporting requirement and no proceeding is pending or to the Purchaser's knowledge threatened to revoke, suspend or impede in any way the trading of its common stock on the OTC: Bulletin Board or limit any offering. No notices have been received by Purchaser within the twelve month period prior to the date of this Agreement that the business is not being conducted in compliance with all applicable laws, by-laws, orders and regulations. The Parties understand and acknowledge that the Purchaser has received a communication from the Securities and Exchange Commission (SEC) requesting certain voluntary information and the delivery of documentation, a copy of which communication has been delivered to Vendor, and which information and documentation has been furnished by Purchaser to the SEC, with a copy of the transmittal having been shown to Vendor. Purchaser has represented to the Vendor that the current SEC voluntary request for information and documentation has no material effect on the Purchaser or the Purchaser's ability to carry forth its obligations to the Vender under this Agreement. Purchaser represents that it will continue to voluntarily comply with any requests for further information or documentation from the SEC, if any requests are received. From the date of the initial request for voluntary information, on October 1, 1999, no further written requests for information from the SEC have been received by Purchaser.

ARTICLE V
SURVIVAL OF COVENANTS, REPRESENTATONS AND WARRANTIES

5.1 Survival of Representations and Warranties of Vendor: The representations and warranties of Vendor contained in this Agreement and any agreement, instrument certificate or other document executed and delivered pursuant hereto shall survive the closing of the transactions contemplated hereby and, notwithstanding the Closing and any investigation made by or on behalf of the Purchaser, shall continue in full force and effect for the benefit of the Purchaser until the day which is twelve
(12) months, following the Closing Date, except that:

     (a) the representations and warranties set out in Sections 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 (and the corresponding representations and warranties set out in the certificates to be delivered pursuant to Subsection 7.1(a) (the "Closing Certificates"') shall survive and continue in full force and effect without limitation of time;

     (b)  the  representations and warranties set out in  Section
          3.25 (and the corresponding representations and warranties set out in the Closing Certificates) shall survive the closing of the transactions contemplated hereby and continue in full force and effect until, but not beyond three (3) months following the expiration of the period, if any, during which an assessment, reassessment or other form of recognized document assessing liability for Governmental Charges under applicable legislation in respect of any taxation year to which such representations and warranties extend could be issued under such legislation to GLOBAL or to the Vendor, provided that if following the Closing Date GLOBAL files any waiver or other document extending such period, such representations and warranties shall only continue until but not beyond the period they would otherwise have continued for hereunder if such waiver or other document had not been filed;

     (c) a claim for any breach of any of the representations and warranties contained in this Agreement or in any agreement, instrument, certificate or other document executed or delivered pursuant hereto involving fraud or fraudulent misrepresentation may be made at any time following the Closing Date, subject only to applicable limitation periods imposed by law.

5.2 Survival of Representations and Warranties of the Purchaser. The representations and warranties of the Purchaser contained in this Agreement and any agreement, instrument, certificate or other document executed and delivered pursuant hereto, shall survive the closing of the transactions contemplated hereby and, notwithstanding the Closing and any investigation made by or on behalf of the Vendor, shall continue in full force and effect for the benefit of the Vendor until the day which is twelve (12) months following the Closing Date.

5.3 Survival of Covenants: The covenants of the Vendor and the Purchaser set forth in this Agreement shall survive the completion of the transactions herein contemplated and, notwithstanding such completion, shall continue in full force and effect for the benefit of the other parties in accordance with the terms thereof.

ARTICLE VI
COVENANTS

6.1 Access to GLOBAL: The Vendor shall forthwith make available to the Purchaser and its authorized advisors and representatives, including any person or firm designated by Purchaser to make the independent evaluation of GLOBAL in connection with determination of the Purchase Price and, if requested by the Purchaser, provide a copy to the Purchaser of, all title documents, minute books, share certificate books, share registers, stock options, share subscription agreements, plans, reports, licenses, orders, permit books of account, accounting records, compliance documents and all other documents, information or data relating to GLOBAL, its capital stock and the Business. The Vendor and GLOBAL shall afford the Purchaser and its authorized representatives, including the person or firm conducting the independent evaluation and the accountants and independent auditors for
Purchaser every reasonable opportunity to have free and unrestricted access to the Business and the property, assets, undertaking, records and documents of GLOBAL. At the request of the Purchaser, the Vendor shall execute, or cause to be executed such consents, authorizations and directions as may be necessary to permit any inspection of the Business and any property of GLOBAL or to enable the Purchaser or its authorized representatives to obtain full access to all files and records relating to any of the assets of GLOBAL maintained by governmental or other public authorities. The exercise of any rights of inspection by or on behalf of the Purchaser under this
Section 6.1 shall not mitigate or otherwise affect the representations and warranties of Vendor hereunder, which shall continue in full force and affect as provided in Section 5.1. Purchaser acknowledges in accordance with Section 11.1 below that the information and documentation that Vendor is required to disclose to Purchaser under Section 6 is proprietary and essential to Vendor's ability to carry on the Business and, as such, will not be disclosed in any way by Purchaser and its authorized third party representatives without Global's express written. Purchaser further acknowledges any unauthorized disclose of information and documentation as described above by Purchaser and its authorized representatives will cause Global serious and possibly irreparable damage to Global and Vendor, and Vendor will be entitle to seek payment and other good and valuable consideration from Purchaser for such damages.

6.2 Delivery of Books and Records. At the Time of Closing the Vendor shall deliver to the Purchaser all of the books and records of and relating to GLOBAL and the Business. The Purchaser agrees that it will preserve the books and records so delivered to it for a period of six (6) years from the Closing Date, or for such longer period as is required by any applicable law, and will permit the Vendor or its authorized representatives reasonable access thereto in connection with the affairs of the Vendor relating to its matters, but the Purchaser shall not be responsible or liable to the Vendor for or as a result of any accidental loss or destruction of or damage to any such books or records. The Vendor and GLOBAL understand and expressly agree that the financial statements of GLOBAL shall be subject to audit and Purchaser and Purchaser's accountants and independent public accounting firm shall be required to perform an audit on GLOBAL's financial statements, on a consolidated basis with those of Purchaser, as a 100% owned subsidiary of Purchaser, for all relevant periods as may be required under the Federal securities laws, and specifically the rules and regulations under the Securities Act of 1933, as amended (the "Act") and the Securities Exchange Act of 1934, and Regulations S-K and SB.

6.3 Vendors' Conduct Prior to Closing: Without in any way limiting any other obligations of the Vendor hereunder during the period from the date hereof to the Time of Closing (the "Interim
Period"):

     (a) Conduct Business in the Ordinary Course. The Vendor shall cause GLOBAL to conduct the Business and the operations and affairs of GLOBAL in the ordinary and normal course of business consistent with past practice, and the Vendor shall not, without the prior written consent of the Purchaser or as provided for herein, enter into any transaction or refrain from doing any action that would constitute a breach of any representation, warranty, covenant or other obligation of the Vendor contained herein and the Vendor shall use its best efforts to ensure that such representations and warranties remain true and correct in all material respects during the Interim Period, and provided further that the Vendor shall not enter into or amend and shall ensure that there are not any amendments to any Contracts with respect to GLOBAL (including without limitation, any customers or suppliers), without the consent of the Purchaser, which consent shall not be unreasonably withheld;

     (b) Regulatory Consents. The Vendor shall obtain or cause GLOBAL to obtain at or prior to the Time of Closing (either unconditionally or subject to no conditions unacceptable to the Vendor, in its absolute discretion), from all appropriate federal, provincial, state, municipal or other governmental or regulatory bodies, the licenses, permits, consents, approvals, certificates, registrations and authorizations described in Schedule 3.20;

     (c) Contractual Consents. The Vendor shall give or obtain or cause GLOBAL to give or obtain the notices, consents and approvals described in Schedule 3.20;

     (d) Preserve Goodwill. The Vendor shall preserve, and cause GLOBAL to preserve intact the Business and the property, assets, operations and affairs of GLOBAL and to carry on the Business and the affairs of GLOBAL as currently conducted, and to promote and preserve for the Purchaser the goodwill of suppliers, customers and others having business relations with GLOBAL;

     (e) Discharge Liabilities. The Vendor shall cause GLOBAL to pay and discharge the liabilities of GLOBAL in the ordinary course in accordance and consistent with the previous practice of GLOBAL, except those contested in good faith by GLOBAL;

     (f) Corporate Action. The Vendor shall take and cause GLOBAL to take all necessary corporate action, steps and proceedings to approve or authorize, validly and effectively, the execution and delivery of this Agreement and the other agreements and documents contemplated hereby and to complete the transfer of the Purchased Shares to the Purchaser and to cause all necessary meetings of directors and shareholders of the Vendor and GLOBAL to be held for such purpose;

     (g) Reasonable Efforts. The Vendor shall use their best efforts to satisfy the conditions contained in Section
          7. 1.

     (h) Restricted Actions. The Vendor shall not permit GLOBAL to:

          (i) incur any indebtedness, obligations or liability or make any payment in respect thereof except in the ordinary course of business;

          (ii) acquire,  or  agree  to acquire additional  assets
               (except in the ordinary course of business);

          (iii) enter into any contracts, commitments or transactions pertaining to the Business, except, unless otherwise provided in this Agreement, in the ordinary course of business;

          (iv) increase the wages or salaries or any other form of remuneration, direct or indirect, of any of the employees of the Business, without the prior written approval of the Purchaser; or

          (v) except as herein otherwise provided, sell, agree to sell or otherwise dispose of any of the assets of GLOBAL (other than items of inventory sold in the ordinary course of business).

6.4 Purchaser's Conduct Prior to Closing: Without in any way limiting any other obligations of the Purchaser hereunder, during the Interim Period-

     (a) Regulatory Consents. The Purchaser shall obtain, at or prior to the Time of Closing, from all appropriate regulatory bodies, the licenses, permits, certificates, registrations, authorizations, consents and approvals; and

     (b) Reasonable Efforts. The Purchaser shall use its best efforts to satisfy the conditions contained in Section
          7.2.

6.5    Delivery  of  Closing  Documentation  of  the  Vendor  and
Corporation: The Vendor shall deliver to the Purchaser a certificate of status and a copy, certified by a senior officer of GLOBAL and attested to by GLOBAL's secretary respectively, dated as of the Closing Date, of the compliance documents and by-laws of GLOBAL and any documents to be provided by it pursuant to the provisions hereof. The Vendor shall also execute and deliver or cause to be executed and delivered to the Purchaser a copy of such other documents relevant to the closing of the transaction contemplated hereby as the Purchaser, acting reasonably, may request.

6.6 Additional Covenants of Vendors: The Vendor shall, on or before the Time of Closing:

     (a) provide the Purchaser with a favorable opinion of the Vendor' Counsel in form satisfactory to the Purchaser's
          Counsel;

     (b) execute and deliver to the Purchaser, in a form satisfactory to the Purchaser, a release of any and all claims the Vendor and their Associates may have against GLOBAL save and except for such claims as are set out in this Agreement or the Schedules thereto;

     (c) deliver the corporate seal, minute book or minute books, stock record books and any and all documents, records, books, instruments and agreements of or pertaining to GLOBAL, its capital stock and the Business; and

     (d)  execute   and  deliver  to  the  Purchasers  employment
          agreements, consulting agreements, and any stock option plans and agreements, in the form attached hereto as
          Schedule 6.6.

6.7 Delivery of Closing Documentation of the Purchaser. The Purchaser shall deliver to the Vendor a certificate of status and a copy, certified by a senior officer of the Purchaser, attested to by the Purchaser's secretary, dated as of the Closing Date, of its compliance documents and by-laws and of the resolution authorizing the execution, delivery and performance by the Purchaser of this Agreement and any documents to be provided by it pursuant to the provisions hereof. The Purchaser shall also execute and deliver or cause to be executed and delivered a copy of each of such other documents relevant to the closing of the transaction contemplated hereby as the Vendor, acting reasonably, may request.

6.8 Default: Each Party hereto shall give notice to the other of any default of any provision of this Agreement by the other Party or any breaches of representations and warranties of the other Party to this Agreement, promptly upon becoming aware thereof.

ARTICLE VII
CONDITONS OF CLOSING

7.1 Conditions of Closing in Favor of the Purchaser: The sale and purchase of the Purchased Shares is subject to the following terms and conditions for the exclusive benefit of the Purchaser, to be fulfilled or performed at or prior to the Time of Closing:

     (a)  Representations  and  Warranties.  The  representations and warranties of the Vendor contained in this Agreement shall be true and correct in all respects at the time of Closing, with the same force and effect as if such representations and warranties when made at and as of such time, and a certificate of Vendor dated the Closing Date to that effect shall have been delivered to the Purchaser, such certificates to be in form and substance satisfactory to the Purchaser, acting reasonably;

     (b) Covenants. All of the terms, covenants and conditions of this Agreement to be complied with or performed by Vendor at or before the Time of Closing shall have been complied with or performed in all respects (each and every one of which is hereby deemed to be a condition of closing) and a certificate of the Vendor dated the Closing Date to that effect shall have been delivered to the Purchaser, such certificate to be in form and substance satisfactory to the Purchaser, acting reasonably;

     (c) Regulatory Consents. There shall have been obtained, from all appropriate federal, state, municipal or other governmental or administrative bodies, such licenses, permits, consents, approvals, certificates, registrations and authorizations as:

          (i) are required to be obtained by the Vendor to permit the change of ownership of the Purchased Shares contemplated hereby and to complete the transactions provided for herein including, without limitation, those described in Schedule 3.20, in each case in form and substance satisfactory to the Purchaser acting reasonably; and

          (ii) are required to be obtained by the Purchaser, including without limitation, those described in
               Schedule 4.3, in each case in form and substance satisfactory to the Purchaser acting reasonably.

     (d) Contractual Consents. The Vendor shall have obtained in a form satisfactory to the Purchaser, the notices, consents and approvals described in Schedule 3.20, and all other consents and/or waivers under the Contracts that are required,

     (e) Material Adverse Change. There shall have been no material adverse change in the condition (financial or otherwise), assets, liabilities, operations, earnings on business of GLOBAL since December 31, 1999;

     (f) No Action or Proceeding. No legal or regulatory action or proceeding shall be pending or threatened by any person to enjoin, restrict or prohibit the purchase and sale of the Purchased Shares contemplated hereby;

     (g) No Material Damage. No material damage by fire or other hazard to the whole or any material part of the property or assets of GLOBAL shall have occurred from the date hereof to the Time of Closing;

     (h) Due Diligence. The Purchaser shall have completed its due diligence review of the assets, property, business and financial condition of GLOBAL and the Business and shall be satisfied with the results thereof, including the results of the independent evaluation opinion and the report of such person prepared for and delivered to Purchaser and the ability of the independent auditors of Purchaser to conduct an audit of GLOBAL, for the purpose of completing in a timely manner the audit on a consolidated basis of the financial statements of GLOBAL and Purchaser for the fiscal year ended December 31, 1999 and such other period as may be required by Regulation S-K;

     (i) Directors and Officers of GLOBAL. The Purchaser shall have the right to name a director of the Vendor at Closing. The current management of GLOBAL shall retain the right to appoint all other directors and officers of GLOBAL;

     (j) Board Approval. This Agreement and the transactions contemplated by this
          Agreement shall have been approved by the board of directors of the Purchaser;

     (k) Evaluation Opinion. The Purchaser shall have received an evaluation opinion in form satisfactory to Purchaser confirming the value of GLOBAL necessary to determine the Purchase Price and shall be satisfied in its discretion with such opinion;

     (l) Legal Matters. All actions, proceedings, instruments and documents required to implement this Agreement, or instrumental thereto, and all legal matters relating to the purchase of the Purchased Shares including title of the Vendor to the Purchased Shares, shall have been approved as to form and legality by Purchaser's Counsel;

     (m) Third  Party  Arrangements.  Purchaser will disclose  to
          GLOBAL and Vendor all employment, consulting and of counsel agreements and arrangements, all of which have been delivered to and reviewed by GLOBAL through the date of this Agreement. GLOBAL and Vendor together with Purchaser will review any other Third Party Arrangements of Purchaser. After such review, Purchaser, Global and Vendor will mutually approve and ratify any new agreements and arrangements as part of this Agreement.

If any of the conditions contained in this Section 7.1 shall not be performed or fulfilled at or prior to the Time of Closing to the satisfaction of the Purchaser, acting reasonably, the Purchaser may, by notice to the Vendor, terminate this Agreement and the obligations of the Vendor and the Purchaser under this Agreement, other than the obligations contained in Sections 11.1, 11.2, 11.3, 11.4 and 11.5.

7.2 Conditions of Closing in Favor of the Vendor: The purchase and sale of the Purchased Shares is subject to the following terms and conditions for the exclusive benefit of the Vendor, to be fulfilled or performed at or prior to the time of Closing.

     (a) Representations and Warranties. The representations and warranties of the purchaser contained in this Agreement shall be true and correct in all respects at the Time of Closing, with the same force and effect as if such representations and warranties were made at and as of such time, and a certificate of a senior officer of the Purchaser dated the Closing Date to that effect shall have been delivered to the Vendor, such certificate to be in form and substance satisfactory to the Vendor, acting reasonably;

     (b) Covenants. All of the terms, covenants and conditions of this Agreement to be complied with or performed by the Purchaser at or before the Time of Closing shall have been complied with or performed in all respects (each and every one of which is hereby deemed to be a condition of closing) and a certificate of the Purchaser dated the Closing Date to that effect shall have been delivered to the Vendor, such certificate to be in form and substance satisfactory to the Vendor, acting reasonably;

     (c) Regulatory Consents. There shall have been obtained, from all appropriate federal, state, and municipal or other governmental or administrative bodies, such licenses, permits, consents, approvals, certificates, registrations and authorizations as:

          (i)  are  required by law to be obtained by the  Vendor
               to permit the change of ownership of the Purchased
               Shares   contemplated   hereby   including   those
               described in Schedule 3.20; and,

          (ii) are required to be obtained by the Purchaser, including without limitation.

     (d) No Action or Proceeding. No legal or regulatory action or proceeding shall be pending or threatened by any person to enjoin, restrict or prohibit the purchase and sale of the Purchased Shares contemplated hereby; and

     (e) Legal Matters. All actions, proceedings, instruments and documents required to implement this Agreement or instrumentals thereto, shall have been approved as to form and legality by the Vendors' Counsel, acting reasonably.

     (f) Initial Working Capital. The Purchaser shall have arranged financing, on terms acceptable to the Vendor and Purchaser for a maximum amount of $2,000,000 to be used for initial working capital purposes for GLOBAL in accordance with the Business Plan;

     (g)  Business  Plan.  The Purchaser shall have accepted  the
          form  and  substance  of GLOBAL's Business  Plan   (the
          "Business Plan") for GLOBAL for 2000;

     (h) Management of GLOBAL. The management of GLOBAL shall remain with the Vendor with total operational control in accordance with the Business Plan.

     (i) Third Party Arrangements. Purchaser shall acknowledge and ratify all employment, consultant and of counsel arrangements, as they exist at the date of Closing, and Vendor represents that it has delivered copies of all such agreements, and Purchaserhereby consents to the continuation of such agreements and arrangements, as well as the execution of new agreements and arrangements, provided that they are provided for and are consistent with the Business Plan.

     (j) Election to Board of Directors of Purchaser. The Vendor shall be granted one (1) seat to the Board of Purchaser at the Closing Date. The Vendor shall be entitled to one (1) seat until such time as GLOBAL shall achieve gross collected revenues from operations of at least $5,000,000. At such time as GLOBAL shall reach gross sales collected revenues from operations of at least $5,000,000, Vendor shall be entitled to designate two additional persons to serve as members of Purchaser's board of directors.

If any of the conditions contained in this Section 7.2 shall not be performed or fulfilled at or prior to the Time of Closing to the satisfaction of the Vendor, acting reasonably, the Vendor may, by notice to the Purchaser, terminate this Agreement and the obligations of the Vendor and the Purchaser under this Agreement, other than the obligations contained in Sections 11.1, 11.2, 11.3, 11.4 and 11.5.

ARTICLE VIII
CLOSING ARRANGEMENTS AND CONDUCT AFTER CLOSING

8.1 Place of Closing.- The closing shall take place at the Time of Closing at the offices of counsel for Vendor.

8.2 Transfer: At the Time of Closing, upon fulfillment of all the conditions set out in Article VII that have not been waived in writing by the Purchaser or the Vendor, the Vendor shall deliver to the Purchaser certificates respecting all the Purchased Shares, duly endorsed in blank for transfer, and will cause transfers of such shares to be duly and regularly recorded in the name of the Purchaser and will cause a meeting of the board of directors of GLOBAL to be held, at which the directors and officers of GLOBAL will reconfirm their directorships and officer positions and whereupon, subject to all other terms and conditions hereof being complied with, payment of the Purchase Price shall be paid and or delivered to the Vendor in the manner provided in Section 2.3 hereof and the Payment Shares shall be delivered to the Purchaser's Counsel.

8.3 Further Assurances. Each Party shall, from time to time subsequent to the Closing Date, at the request and expense of the requesting Party, execute and deliver all such documents, including, without limitation, all such additional conveyances, transfers, consents and other assurances and do all such other acts and things as any other party hereto, acting reasonably, may from time to time request be executed or done in order to better evidence or perfect or effectuate any provision of this Agreement or of any agreement or other document executed pursuant to this Agreement or any of the respective obligations intended to be created hereby or thereby. The Vendor will cooperate with the Purchaser in connection with the preparation by the Purchaser of any financial statements for GLOBAL for any period prior to
Closing  Date  and  subsequent to the Closing Date  in  order  to permit Purchaser to complete the filing with the SEC of Purchaser's Annual Report on Form 10-KSB and such Quarterly and other Reports as may be required under the Federal securities laws

ARTICLE IX
INDEMNIFICATON

9.1 Indemnification by the Vendor: The Vendor shall and do hereby jointly and severally agree to indemnify and hold harmless the Purchaser from all Losses suffered or incurred by the Purchaser or GLOBAL as a result of or arising directly or indirectly out of or in connection with:

     (a) any breach by the Vendor of or any inaccuracy of any representation or warranty of the Vendor contained in this Agreement or in any agreement, certificate or other document delivered pursuant hereto provided that the Vendor shall not be required to indemnify or save harmless the Purchaser in respect of any breach or inaccuracy of any representation or warranty unless the Purchaser shall have provided notice to the Vendor in accordance with Section 9.3 on or prior to the expiration of the applicable time period related to such representation and warranty set out in Section 5.1; and

     (b) any breach or nonperformance by the Vendor of any covenant to be performed by it that is contained in this Agreement or in any agreement, certificate or other document delivered pursuant hereto.

9.2 Indemnification by the Purchaser. The Purchaser shall and does hereby agree to indemnify and hold harmless the Vendor from all Losses suffered or incurred by the Vendor as a result of or arising directly or indirectly out of or in connection with:

     (a) any breach by the Purchaser of or any inaccuracy of any representation or warranty contained in this Agreement or in any agreement, instrument, certificate or other document delivered pursuant hereto provided that the Purchaser will not be required to indemnify and save harmless the Vendor in respect of any breach or inaccuracy of any representation or warranty unless the Vendor shall have provided notice to the Purchaser in accordance with Section 9.3 on or prior to expiration of the applicable time period related to such representation and warranty set out in Section 5.1; and

     (b) any breach or non-performance by the Purchaser of any covenant to be performed by it that is contained in this Agreement or in any agreement, certificate or other document delivered pursuant hereto.

9.3 Notice Provisions. Any notice required to be given under Sections 9.1 and 9.2 above shall be given as provided in Section
11.2 below.

ARTICLE X
TERMINATION

10.1 Termination: This Agreement may be terminated at any time prior to the Time of Closing by the mutual consent of the Vendor and the Purchaser or as otherwise provided in this Agreement.

10.2 Procedure and Effect of Termination: In the event of termination of this Agreement pursuant to Section 10.1, this Agreement shall become void and have no force or effect.

ARTICLE XI
MISCELLANEOUS

11.1  Confidentiality  of Information:  In  the  event  that  the transactions contemplated herein are not consummated for any reason, and except as otherwise authorized by the Vendor, neither the Purchaser nor its representatives, agents or employees shall disclose to third parties, directly or indirectly, any confidential information or confidential data relating to GLOBAL or the Business discovered by the Purchaser or its representatives as a result of the Vendor and GLOBAL making available to the Purchaser and its representatives the information requested by them in connection with the transactions contemplated herein.

11.2 Notices:

     (a) Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be delivered in person or transmitted by telecopy or similar means of recorded electronic communication addressed as follows:

          (i)  if to Vendor:
          Ms. Vivian Manevich,
          Chairman of the Board and President
          Global Transmedia Communications Corporation
          Suite 820
          444 Brickell Avenue,
          Miami, Florida  33131

          Telecopier No.: 1-305-579-9930
          Email: vmfl@mindspring.com

          (ii) if to the Purchaser:
          Jerrold R. Hinton
          Chairman  of  the Board, President and Chief  Executive
     Officer
          American Diversified Group, Inc.
          110 North Center Street, Suite 202
          Hickory, NC 28601
          Telecopier No.: 1-828-322-3798
          Email: _ HYPERLINK mailto:adgi@abts.net ___

          With a copy to:
          Thomas J. Craft, Jr., Esq.
          301 Clematis Street, Suite 3000
          The Galleria Building
          West Palm Beach, FL 33401

          Telecopier: 1-561-655-3202
          Email: gics@irean.com

     (b) Any such notice or other communication shall be deemed to have been given and received on the day on which it was delivered or transmitted (or, if such day is not a Business Day, on the next following Business Day).

     (c) Any Party may at any time change its address for service from time to time by giving notice to the other
          Parties in accordance with this Section 11.2.

11.3 Commissions: The Vendor and GLOBAL shall and do hereby indemnify and hold harmless the Purchaser from and against all losses suffered or incurred by the Purchaser in respect of any commission or other remuneration payable or alleged to be payable to any broker, agent or other intermediary who has acted for or on behalf of the Vendor or GLOBAL.

11.4 Public Announcements: The Parties shall consult with each other before issuing any press release or making any other public announcement with respect to this Agreement or the transactions contemplated hereby and, except as required by any applicable law or regulatory requirement, neither the Vendor nor the Purchaser shall issue any such press release or make any such public announcement without the prior written consent of the other, which consent shall not be unreasonably withheld or delayed.

11.5 Successors and Assigns: This Agreement shall enure to the benefit of and shall be binding on and enforceable by the Parties and, where the context so permits, their respective, heirs, successors and permitted assigns. Subject to the following, no Party may assign any of its rights or obligations hereunder without the prior written consent of the other Parties.
Notwithstanding the foregoing, the Purchaser may assign its rights under this Agreement in whole or in part to an Affiliate; provided, however, that any such assignment shall not relieve the Purchaser from any of its obligations hereunder, and the Purchaser has obtained prior written approval from the Vendor which approval will not be unreasonably withheld.

11.6   Counterparts:   This  Agreement   may   be   executed   in
counterparts, each of which shall constitute an original and all of which taken together shall constitute one and the same instrument.

11.7 Entire Agreement: This Agreement constitutes the entire agreement between the Parties with respect to the subject matter-hereof and supersedes all prior agreements, understandings, negotiations and discussions, whether written or oral. There are no conditions, covenants, agreements, representations, warranties or other provisions, express or implied, collateral, statutory or otherwise, relating to the subject manner hereof except as herein provided.

11.8 Time of Essence: Time shall be of the essence of this Agreement.

11.9 Applicable Law: This Agreement shall be construed, interpreted and enforced in accordance with, and the respective rights and obligations of the parties shall be governed by, the laws of the State of Florida, and each Party hereby irrevocably and unconditionally submits to the jurisdiction of the courts of competent jurisdiction to hear appeals there from.

11.10 Severability: If any provision of this Agreement is determined to be invalid or unenforceable by an arbitrator or a court of competent jurisdiction from which no further appear lies or is taken, that provision shall be deemed to be severed here from, and the remaining provisions of this Agreement shall not be affected thereby and shall remain valid and enforceable.

11.11 Amendment and Waivers: No amendment or waiver of any provision of this Agreement shall be binding on any Party unless consented to in writing by such Party. Any waiver of any provision of this Agreement shall not constitute a waiver of any other provision, nor shall any waiver constitute a continuing waiver unless otherwise expressly provided.

11.12 Costs: Each of the Parties shall be responsible for all costs (including legal costs and fem of investment advisors retained by any of the Parties) incurred by them in connection with the preparation of this Agreement and the completion of the transactions contemplated hereby.

IN WITNESS WHEREOF this Agreement has been executed by the Parties.

American   Diversified  Group,  Inc.          Global   Transmedia
Communications
                              Corporation

By  Its:  President and Chairman               By Its:  President
and     Chairman     By:____________________________          By:
_____________________________
     Jerrold R. Hinton                  Vivian Manevich


By Its: Secretary                  By Its: Secretary
By: ________________________       By: ______________________
     Thomas J. Craft, Jr.                    Vivian Manevich

Corporate Seal                     Corporate Seal


By The Vendor

__________________________________
Vivian Manevich Controlling Shareholder and on behalf of all remaining Shareholders






EXHIBIT 23

Consent of Dohan and Company




CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We  hereby consent to the use of our report dated March 30,  2000 related  to  the  financial statements  of  American  Diversified
Group, Inc. for the year ended December 31, 1999 and 1998 in the Annual Report on Form 10-KSB.


_______________________
Dohan and Company, P.A.

Dated:    March 30, 2000
     Miami, FL