Form 10QSB
period 2000-03-31
AMERICAN DIVERSIFIED GROUP INC
filed 2000-05-16
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-023532

AMERICAN DIVERSIFED GROUP, INC
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0292161
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

110 NORTH CENTER STREET, SUITE 202, HICKORY, NC	28601
(Address of principal executive offices)	(Zip Code)

828-322-2044
(Issuer’s telephone number)
_____________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Common Stock, $.001 par value 303,807,560 shares outstanding as of May 8, 2000.
Transitional Small Business Disclosure Format: Yes __ No X
Page 1 of 11

INDEX

PART I. FINANCIAL INFORMATION	Page
Item 1. Consolidated Financial Statements (Unaudited)	2
Item 2. Management’s Discussion and Analysis	2

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	5
Item 2. Changes in Security	5
Item 3. Default Upon Senior Securities	5
Item 4. Submission of Matters to a Vote of Security Holders	4
Item 5. Other Information	6
Item 6. Exhibits and Reports on Form 8-K	6

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999 (Unaudited).

Consolidated Statements of Income ( Loss) for the Three Months March 31, 2000 and 1999 (Unaudited).

Consolidated Statements of Cash Flows for the Three Months ended March 31, 2000 and 1999 (Unaudited).

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis

Forward-Looking Statements; Market Data

We make forward-looking statements in the "Management’s Discussion and Analysis of Financial Condition and, Results of Operations" in this Quarterly Report. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words "expect", anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Because these forward-looking statements involve risks and uncertainties, our actual results may differ materially from those expressed or implied by these forward-looking statements.

All forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements.

This Quarterly Report contains certain estimates and plans related to us and the telecommunications industry in which our subsidiary, Global Transmedia Telecommunications Corporation ("Global") operates, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that all that of our assumptions are accurate. In particular, we do not know what level of growth in the telecommunications industry, and particularly in those markets in which Global operates and  seeks to expand.. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from Global and our business may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

Results of Operations

American Diversified Group, Inc.(the "Company" is also referred to as "we", "us" and "our") is no longer considered  a development stage company, because significant revenue generating operations have commenced and are anticipated to continue. The disclosure in the quarterly report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 1999, which was filed with the SEC, as well as the Quarterly Reports on Form 10-QSB filed during 1999. Further, this is our first periodic report since we concluded the acquisition of Global Transmedia Telecommunications Corporation ("Global"), and our discussions reflect the consolidation which has been accounted for by the pooling of interests method of accounting. See Note 2 to Notes to Consolidated Financial Statements.

We reported revenues of $605,000 for the three month period ended March 31, 2000, compared to no revenues for the three-month period March 31, 1999. The revenues we reported during the three-month period ended March 31, 2000, resulted from the operations of our subsidiary, Global. During the three-month period ended March 31, 2000, we had net income of $73,355 ($.00 per Share) compared to a net loss of $461,268 ($.00 per Share) for the comparable three-month period for 1999.

Our net income for the three month period ended March 31, 2000, of $73,355 was the result of the revenues and income generated by Global, which has been acquired as a wholly-owned subsidiary. We, the parent, did not generate any revenues. This compares to a net loss of $461,268 during the three-month period ended March 31, 1999. The principal reasons for the net income during the first quarter of 2000 was the sales revenues that we reported and the decline in total expenses to $221,981 from $460,901 during the first quarter of 1999. This was due to the fact that there were no consulting fees paid during the three-month period ended March 31, 2000, while we incurred $392,029 in non-cash consulting fee expense during the comparable period of the prior year. Payroll and employee benefits of $71,524 were paid to the employees of Global during the first quarter of 2000 and no payroll and employee benefits were paid during the first quarter of 1999. Professional fees increased to $40,115 during the first quarter of 2000 from $21,550 during the same period of the prior year, which increase was primarily due to fees related to Global.

In order for us to meet our operating expenses, including office rents, communication expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, we relied upon the sale of our securities, loans from officers and exercise of options, prior to the closing of our acquisition of Global. Further, during the three month period ended March 31, 2000, our chairman, Jerrold R. Hinton, and our secretary, Thomas J. Craft, Jr., paid $80,000 and $25,000, respectively, for the exercise of options to purchase 1,000,000 restricted shares and 312,500 restricted shares, respectively, which options were at a price of $.08 per share. There can be no assurance that such persons will exercise any additional options, during the second quarter of 2000 or thereafter or that loans will continue to be available at satisfactory terms.

While we also have outstanding options granted to private investors in the Company's unit private placement, which resulted in net proceeds of $122,000 during 1997 and $56,000 during 1998, there can be no assurance that any of these options will be exercised in the near future, if ever, because the option exercise price on these options is at $.08 per share, which is substantially below the recent prevailing price range of $.23 to $.40. It is our intention to file a registration statement on Form SB-2, for the purpose of registering the 25,000,000 restricted shares issuable to the shareholders of Global under the Share Purchase Agreement, shares issuable under options, and other agreements and shares that we may determine to authorize for other potential acquisitions and fund our continued growth.

We are also exploring the possibility of establishing an equity line of credit, which will enable us to register and issue shares in connection with the draw down of funds from an institutional investor. The terms and conditions of any such equity line have not yet been determined. There is no assurance that we will be able to raise additional private placement funding, or institutional equity lines, at terms and conditions satisfactory to us.

While at present we are not pursuing any efforts to generate sales orders for pharmaceutical products in West Africa, during the first quarter of 1999 we were seeking such orders. During 1999, we determined to pursue our arrangements with Global, which we believe are in the best interests of the Company and its shareholders. Effective March 31, 2000, we concluded the Share Purchase Agreement with Global and Global’s shareholders, and acquired 100% of Global’s issued and outstanding shares.

The closing of the Share Purchase Agreement with Global and its shareholders superseded all prior agreements, notes, debentures and other instruments between ADGI and Global, and all material intercompany transactions have been eliminated.

While we continue to be dependent upon the willingness of our executive officers/directors and our consultants to accept shares as compensation for continued services in lieu of cash consideration, which services the Company considers to be valuable and necessary to our continued operations, as we begin to generate more significant operating revenues from ongoing business, and from any business(es) that we acquire, the use of shares as a basis for compensation may not increase significantly as compared to prior periods.

Liquidity and Capital Resources

At March 31, 2000, on a consolidated basis, we had cash of $287,903 compared to $94,216 at December 31, 1999, on a consolidated basis. Accounts receivable were $250,000 at March 31, 2000, compared to 0 at December 31, 1999 and total current assets were $741,661 at March 31, 2000 compared to $370,874 at December 31, 1999. To assist us in our cash flow requirements during the quarter ended March 31, 2000, we received $130,000 from the exercise of options and Global received $130,000 from the from private investors and received $250,000 from private lenders lenders during the last quarter of 1999, and another $250,000 during the quarter ended March 31, 2000. We may determine, depending upon the prevailing stock price of our shares, to seek additional financing from private investors, although there can be no assurance that we will be successful in securing any investment from private investors at terms and conditions satisfactory to us, if at all.

While we have been awarded a default judgment in the amount $125,000 against Imaging Systems Synergies Inc. ("ISS"), by the Court in the 11th Judicial Circuit, Dade County, Florida. and are pursuing collection efforts against ISS or any successor entity, there can be no assurance that we will be successful in perfecting our judgment against ISS and in collecting damages awarded by the Court. As a result, we have written-off this judgment receivable, but will continue to pursue our collection efforts.

Based upon our present liquid resources and operating expenses of approximately $8,000 per month, we could operate for about one year if no revenues are generated from our operations or other from sources. On a consolidated basis with Global, at March 31, 2000, we had cash and equivalents of $287,903. In addition, we are seeking to develop other sources of funding, whether public and/or private equity and/or debt in order to permit Global to continue to grow and develop its Internet telecommunications business. The business in which Global operates, telecommunications, can be capital intensive, especially if capital equipment such as switches and other computer equipment is purchased. Global has been entering into ventures with unaffiliated parties for use of switches, and has invested at March 31, 2000 property and equipment of $128,007, net of depreciation, as compared to $9,127 at December 31, 1999. We cannot at this date determine the rate at which Global will be required to purchase and/or lease capital equipment and make other material capital expenditures. The rate at which funds are raised, and the terms and conditions of any financing(s) will have a direct effect on the rate of growth of Global and its ability to enter into new markets with increased services.

We have not made any settlement with Messrs. Matthew Milo or Joseph Quattrocchi, who resigned as consultants to the Company in December, 1998. While we received written demand by such persons for compensation under the consulting agreement, we have taken the position that we owe no compensation to these former consultants, nor do we have any loans payable to Messrs. Milo or Quattrocchi. This position is based upon the consultants’ resignation and their failure to provide us with consulting services for the two and one-half year term required of the consulting agreement. We also believe that we have meritorious defenses to any claim that Messrs. Milo and Quattrocchi may bring, and have counterclaims that we could pursue in the event of any claim. Please refer to the discussion in our Annual Report on Form 10-KSB for 1999.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See the discussion above with regard to ISS and to Messrs. Milo and Quattrocchi.

Item 2. Changes in Securities

During the three month period ended March 31, 2000, we issued to Messrs. Hinton and Craft a total of 26.5 million restricted shares upon the cancellation of notes payable to these officers. Please see the discussion in the Annual Report on Form 10-KSB for the year ended December 31, 1999, and specifically Item 10, Executive Compensation, Item 11, Security Ownership and Item 12, Certain Relationships and Related Transactions, in the Form 10-KSB.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description

3(i)	Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to the Company's Registration Statement on Form 10-SB and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB and incorporated herein by reference)
10	Material Contracts-Consulting Agreements and Employment Agreement (filed as Exhibits to Registration Statements on Forms S-8 and incorporated herein by reference)
27	Financial Data Schedule

(b) Form 8-K.

During the quarter ended March 31, 2000, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION

By: /s/ Jerold R. Hinton
Jerold R. Hinton President, Chief Executive Officer and Director
Dated: May 15, 2000
Hickory, NC

AMERICAN DIVERSIFIED GROUP, INC.

(UNAUDITED)

TABLE OF CONTENTS

Part I Financial Information

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2000	Dec. 31, , 1999
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$287,903	$94,216
Accounts receivable	250,000	-
Loans receivable from related parties	203,758	182,658
Prepaid expenses	-	94,000
TOTAL CURRENT ASSETS	741,661	370,874

PROPERTY AND EQUIPMENT (Net of $20,061 and $8,684 accum. depreciation)	128,007	9,127

OTHER ASSETS
Deposits	9,113	570
Miscellaneous receivable (less $125,000 allowance for uncollectibility)	-	-
TOTAL OTHER ASSETS	9,113	570

TOTAL ASSETS	$878,781	$380,571

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

LIABILITIES
Accounts payable	$36,122	$41,217
Accrued expenses and other liabilities	21,500	10,500
Notes and loans payable	533,334	380,000
Accrued officer's salary	-	300,000
Notes and loans payable - shareholders	102,659	265,464
TOTAL CURRENT LIABILITIES	693,615	997,181

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Preferred stock, Series A, $10 par value, 50,000 shares authorized;
none issued and outstanding
Common stock, $.001 par value, 700,000,000 and 350,000,000 shares authorized;
303,807,560 and 276,887,560 shares issued and outstanding	303,807	276,887
Additional paid-in capital	19,596,963	19,000,462
Stock subscribed	105,000	-
Deficit accumulated	(19,820,604)	(19,893,959)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)	185,166	(616,610)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)	$ 878,781	$ 380,571
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2000	March 31, 1999
REVENUES
Sales	$ 605,000	$ -
Cost of sales	291,471	-
GROSS MARGIN	313,529	-

EXPENSES
Consulting fees	-	392,029
Payroll and employee benefits	71,524	-
Officers' salary	22,500	25,000
Professional fees	40,115	21,550
Rents	8,324	4,581
Taxes and licenses	9,466	211
Telephone	22,072	2,877
Travel and related expenses	27,907	3,170
Other operating expenses	20,073	11,483
TOTAL EXPENSES	221,981	460,901

INCOME (LOSS) FROM OPERATIONS	91,548	(460,901)

OTHER INCOME (EXPENSE)
Interest income	2,026	-
Interest expense	(20,219)	(367)
NET OTHER INCOME (EXPENSE)	(18,193)	(367)

INCOME (LOSS) BEFORE INCOME TAXES	73,355	(461,268)

INCOME TAXES	-	-

NET INCOME (LOSS)	$ 73,355	$ (461,268)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	286,058,110	232,855,615
(BASIS AND DILUTED)

BASIC NET LOSS PER SHARE (BASIC AND DILUTED)	$ 0.00	$ (0.00)
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2000	March 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ 73,355	$ (461,268)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	11,377	1,795
Amortization of deferred consulting fees	-	182,779
Common stock exchanged for services	-	225,000
(Increase) decrease in assets:
Accounts receivable	(250,000)	-
Prepaid expenses	94,000
Increase (decrease) in liabilities:
Accounts payable	(5,095)	19,128
Accrued expenses and other liabilities	11,000	-
NET CASH USED BY OPERATING ACTIVITIES	(65,363)	(32,566)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(130,257)	-
Payments for loans receivable	(21,100)	(40,219)
Deposits	(8,543)	-
NET CASH USED BY INVESTING ACTIVITIES	(159,900)	(40,219)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	260,000	10,627
Proceeds from notes and loans payable	250,000	65,000
Payments on notes and loans payable	(96,666)	-
Proceeds (net) from notes and loans payable to shareholders	5,616	(2,429)
NET CASH PROVIDED BY FINANCING ACTIVITIES	418,950	73,198

NET INCREASE IN CASH AND EQUIVALENTS	193,687	413

CASH AND EQUIVALENTS - BEGINNING	94,216	30

CASH AND EQUIVALENTS - ENDING	$ 287,903	$ 443

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$ 5,219	$ 367
Income taxes	$ -	$ -

In addition to amounts reflected above, common stock was issued for:
Contractual advances to acquire common stock	$ -	$ 48,000
Settlement of debt	$ 468,421	$ -
Consulting services	$ -	$ 225,000
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All adjustments are of a normal recurring nature.

Certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of December 31, 1999 contained in the Company's Form 10-KSB.

NOTE 2 – BUSINESS COMBINATION

A business combination, which has been accounted for by the pooling of interests method of accounting, occurred during the period. American Diversified Group, Inc. ("ADGI") acquired 100% of the issued and outstanding stock of Global Transmedia Communications Corporation ("Global"), as more fully described in the text of the company’s current Form 10-KSB.

NOTE 3 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ADGI and its 100% owned subsidiary, Global. All material intercompany transactions have been eliminated.

NOTE 4 - EARNINGS (LOSS) PER SHARE

Per share information is computed based on the weighted average number of common shares outstanding (primary and fully diluted) during the period.