Form 10QSB
period 2000-06-30
AMERICAN DIVERSIFIED GROUP INC
filed 2000-08-15
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2000

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
Common Stock, $.001 par value 306,220,560 shares outstanding as of June 30, 2000.
Transitional Small Business Disclosure Format: Yes __ No X
Page 1 of 38

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2000	Dec. 31, 1999
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$237,325	$123,186
Accounts receivable	768,835	41,065
Loans receivable from related parties	209,200	160,500
Prepaid expenses	-	94,000
TOTAL CURRENT ASSETS	1,215,360	418,751

PROPERTY AND EQUIPMENT (Net of $132,039 and $44,164 accumulated depreciation)	660,439	26,426

OTHER ASSETS
Deposits	86,608	570
Other assets	7,500	7,500
Miscellaneous receivable (less $125,000 allowance for uncollectibility)	-	-
TOTAL OTHER ASSETS	94,108	8,070

TOTAL ASSETS	$1,969,907	$453,247

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

LIABILITIES
Accounts payable	$392,924	$50,346
Accrued expenses and other liabilities	36,500	30,500
Notes and loans payable	905,667	380,000
Accrued officer's salary	14,200	300,000
Notes and loans payable - shareholders and other related parties	300,273	265,539
Deferred Revenues	112,918	125,452
TOTAL CURRENT LIABILITIES	1,762,482	1,151,837

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Preferred stock, Series A, $10 par value, 50,000 shares authorized;
none issued and outstanding
Common stock, $.001 par value, 700,000,000 and 350,000,000 shares authorized;
307,970,560 and 276,887,560 shares issued and outstanding	307,970	276,887
Additional paid-in capital	19,859,592	19,017,254
Deficit accumulated	(19,960,137)	(19,992,731)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)	207,425	(698,590)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)	$1,969,907	$453,247
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	For the	For the	For the	For the
	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999
REVENUES
Sales	$1,959,677	$415,294	$825,666	$208,212
Cost of sales	1,108,615	154,417	401,469	61,719
GROSS MARGIN	851,062	260,877	424,197	146,493

EXPENSES
Consulting fees	52,990	584,858	35,190	190,329
Depreciation	6,391	7,636	3,375	3,849
Insurance and employee benefits	27,251	15,023	19,326	7,244
Marketing	49,749	-	49,749	-
Payroll and related taxes	202,437	27,192	90,191	11,583
Officers' salary	153,240	135,904	94,600	72,100
Professional fees	64,935	70,270	37,662	39,918
Rents	36,353	8,371	25,866	3,790
Telephone	63,214	28,996	33,468	16,231
Travel and related expenses	59,210	15,368	31,040	12,196
Other operating expenses	69,898	16,088	48,350	5,274
TOTAL EXPENSES	785,668	909,706	468,817	362,514

INCOME (LOSS) FROM OPERATIONS	65,394	(648,829)	(44,620)	(216,021)

OTHER INCOME (EXPENSE)
Interest income	9,412	-	7,386	-
Interest expense	(42,212)	(12,031)	(21,994)	(11,663)
NET OTHER INCOME (EXPENSE)	(32,800)	(12,031)	(14,608)	(11,663)

INCOME (LOSS) BEFORE INCOME TAXES	32,594	(660,860)	(59,228)	(227,684)

INCOME TAXES
Income tax provision	4,889	-	-	-
Benifit from net operating loss carryforward	(4,889)

NET INCOME (LOSS)	$32,594	$(660,860)	$(59,228)	$(227,684)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	295,124,594	243,806,758	304,191,076	254,637,560
(BASIC AND DILUTED)

BASIC NET LOSS PER SHARE (BASIC AND DILUTED)	$0.00	$0.00	$0.00	$(0.00)
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2000	June 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$32,594	$(660,860)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation	88,425	7,636
Amortization of deferred consulting fees	-	365,558
Common stock exchanged for services	5,000	225,000
(Increase) decrease in assets:
Accounts receivable	(727,770)	8,239
Prepaid expenses	94,000	-
Increase (decrease) in liabilities:
Accounts payable	342,578	(20,145)
Accrued expenses and other liabilities	20,200	37,911
Deferred revenues	(12,534)	(76,502)
NET CASH USED BY OPERATING ACTIVITIES	(157,507)	(113,163)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(722,438)	(3,848)
Payments for loans receivable	(48,700)	(26,197)
Deposits other assets	(86,038)	(5,491)
NET CASH USED BY INVESTING ACTIVITIES	(857,176)	(35,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	400,000	95,595
Dividends paid by subsidiary prior to acquisition	-	(14,300)
Proceeds from notes and loans payable	639,000	81,250
Payments from note payable to related party	200,000	-
Payments on notes and loans payable	(113,333)	(30,738)
Proceeds (net) from notes and loans payable to shareholders	3,155	(2,082)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,128,822	129,725

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	114,139	(18,974)

CASH AND EQUIVALENTS - BEGINNING	123,186	64,915

CASH AND EQUIVALENTS - ENDING	$237,325	$45,941

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$10,437	$8,893
Income taxes	$20,000	$ -

In addition to amounts reflected above, common stock was issued for:
Contractual advances to acquire common stock	$ -	$ 48,000
Settlement of debt	$468,421	$ -
Consulting services	$5,000	$ 225,000
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2000

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

NOTE 2 – BUSINESS COMBINATION

Business combinations, which have been accounted for by the pooling of interests method of accounting, occurred during the period. American Diversified Group, Inc. ("ADGI") acquired 100% of the issued and outstanding stock of Global Transmedia Communications Corporation ("Global") and 100% of the issued and outstanding stock of NCI Telecom, Inc. ("NCI") as more fully described in the text of the company’s current Form 10-KSB.

NOTE 3 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ADGI and its 100% owned subsidiaries, Global and NCI. All material intercompany transactions have been eliminated.

NOTE 4 – INCOME TAXES

The company has accumulated net operating losses, which can be used to offset current earnings. Accordingly, the current income tax provision is offset by benefit from net operating loss carryforwards.

NOTE 5 – EARNINGS (LOSS) PER SHARE Per share information is computed based on the weighted average number of common shares outstanding (basic and diluted) during the period.

Item 2. Management’s Discussion and Analysis

Forward-Looking Statements; Market Data

We make forward-looking statements in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the words "expect", anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

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

This Quarterly Report contains certain estimates and plans related to the telecommunications industry in which our subsidiaries, Global Transmedia Telecommunications Corporation, a Florida corporation ("Global") and NCI Telecom, Inc., a Missouri corporation ("NCI") operate, which assume certain events, trends and activities will occur and the projected information based on those assumptions. We do not know if our assumptions are accurate. In particular, we do not know what level of growth in the telecommunications industry, and particularly in those Voice over Internet Protocols ("VoIP") markets in which Global operates and the Wide Area Network ("WAN") and Local Area Network ("LAN") business in which NCI operates. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from Global, NCI and our consolidated business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

Results of Operations

American Diversified Group, Inc.(the "Company" is also referred to as "we", "us" and "our") is no longer considered  a development stage company, because significant revenue generating operations have commenced and are anticipated to continue. The disclosure in the quarterly report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 1999, which was filed with the SEC, as well as the Quarterly Reports on Form 10-QSB filed for the three-month period ended March 31, 2000 and those we filed for the three, six and nine-month periods of 1999. Further, this is our first periodic report that reflects the acquisition of Global during the first quarter of 2000 together with the acquisition of NCI during the second quarter of 2000, and our discussions reflect the consolidation which has been accounted for by the pooling of interests method of accounting. See Note 2 to Notes to Consolidated Financial Statements.

We reported on a consolidated basis revenues of $1,959,677 and $825,666 for the six-month and three-month periods ended June 30, 2000, compared to  revenues $415,294 and $208,212 for the six-month and three-month periods ended June 30, 1999. The revenues we reported during the three-month and six-month periods ended June 30, 2000 and 1999 resulted from the operations of our subsidiaries, Global and NCI. During the three-month and six-month periods ended June 30, 2000, we had net income (loss) of ($59,228) and $32,594, respectively ($0.00 per Share and $0.00 per Share, respectively) compared to a net loss of  ($227,684) and ($660,860), respectively ($0.00 per Share and $0.00 per Share, respectively) for the comparable three-month and six-month periods for 1999.

During the three and six month periods ended June 30, 2000, we had non-cash consulting  fees of $5,000 as compared to $182,779 and $590,558 during the comparable periods of the prior year.

In order for us to meet our operating expenses, including office rents, communication expenses, professional  fees, and other general and administrative expenses of the corporate parent, we received proceeds from the exercise of options and loans from shareholders and other related parties. During the three and six month periods ended June 30, 2000, options were exercised  by our executive officers as follows: $140,000 and $400,000, respectively, at a price of $.08 per share. There can be no assurance that our executive officers will continue to exercise any additional options, during subsequent periods or that loans will continue to be available at satisfactory terms. In addition, during the six month period ended June 30, 2000, we also  received $450,000 from the sale to private investors of  convertible promissory notes, which are convertible into common stock options exercisable to purchase restricted shares. The proceeds from the sale of convertible promissory notes were utilized to fund continued operations and growth of Global.

It is our intention to file a registration statement under the Securities Act of 1933, as amended (the "Act") for the purpose of registering the  restricted shares issuable to the shareholders of Global and NCI under the respective Share Purchase Agreements, shares issuable under options, and other agreements and shares that we may determine to authorize for other potential acquisitions and fund our continued growth.

We are also exploring the possibility of establishing an equity line of credit, as well as other private investment to fund the growth of the business of Global and NCI. The terms and conditions of any such private investment have not yet been determined. There is no assurance that we will be able to raise additional private placement funding, or institutional equity lines, or other funding at terms and conditions satisfactory to us. However, we reasonably expect that the revenues of Global and NCI should continue to increase during the remainder of fiscal 2000 and thereafter.

As a result of our acquisition of Global and NCI, we are no longer dependent upon our executive officers/directors and  consultants willingness to accept shares as compensation for continued services in lieu of cash consideration, which was our practice in prior years.

Liquidity and Capital Resources

At June 30, 2000, on a consolidated basis, we had cash and equivalents of $237,325 compared to $123,186 at December 31, 1999, on a consolidated basis. Accounts receivable, which  were $768,835 at June 30, 2000 were paid down by $300,000 subsequent to the end of the June 30, 2000 quarter. Our accounts receivable were $41,065 at December 31, 1999. Our accounts receivable are current and fully collectible.  Our total current assets were $1,215,360 at June 30, 2000 compared to $418,751 at December 31, 1999.

To assist us in our cash flow requirements and further our growth,  we utilized funds from the exercise of  options, and proceeds from sale of convertible notes, short term loans, equipment financing and trade credits, in addition to the cash flow from operations of Global and NCI, as noted above. We may determine, depending upon the prevailing stock price of our shares, to seek additional financing from private investors and/or lenders, although there can be no assurance that we will be successful in securing any investment from private investors and/or lenders at terms and conditions satisfactory to us, if at all.

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

On a consolidated basis, based upon our liquid resources, present level of operations and operating expenses, and including revenues and operations of Global of NCI, we could operate for more than one year if no additional revenues are generated from other sources. In addition, we are seeking to develop other sources of funding, whether public and/or private equity and/or debt in order to permit Global and NCI to continue to grow and develop their telecommunications business. The business in which Global and NCI operate, telecommunications, can be capital intensive, especially as additional capital equipment  is purchased. Global and NCI have been entering into ventures with unaffiliated parties for the development and growth of their business, and together with ADGI have invested at June 30, 2000 in property and equipment of $792,478,  as compared to $70,590 at December 31, 1999. This increase was directly attributable to our acquisitions of Global and NCI. We cannot at this date determine the rate at which Global and NCI will be required to purchase and/or lease capital equipment and make other material capital expenditures. The rate at which funds are raised, and the terms and conditions of any financing(s) will have a direct effect on the rate of growth of Global and NCI and their ability to enter into new markets with increased services.

Reference is made to Part II, Item 1, Legal proceedings, with respect to the lawsuits recently commenced by Messrs. Matthew Milo or Joseph Quattrocchi, in New York Supreme Court, County of Richmond, which seek shares and certain monetary awards. Messrs. Milo and Quattrocchi, two stock brokers from Staten Island, New York, resigned as consultants to the Company in December, 1998. We have taken the position that we owe no compensation to these former consultants, nor do we have any loans payable to Messrs. Milo or Quattrocchi. This position is based upon the consultants’ resignation and their failure to provide us with consulting services for the two and one-half year term required of the consulting agreement. We also believe that we have meritorious defenses to any claim that Messrs. Milo and Quattrocchi may bring, and have counterclaims that we intend to pursue. Please also refer to the discussion in our Annual Report on Form 10-KSB for 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under FAS 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company is required to adopt FAS 133 in the first quarter of 2001. To date, the Company has not engaged in any foreign currency or interest hedging activities and does not expect adoption of this new standard to have a significant impact on the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The implementation of SAB 101 did not have a material effect on our financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ("FIN 44"). This Interpretation clarifies the definition of "employee" for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees (`APB 25'), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATE SENSITIVITY

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2000, all of our cash and cash equivalents were in money market and checking funds.

OTHER RISK FACTORS

OUR FAILURE TO MANAGE OUR GROWTH COULD HARM OUR ABILITY TO RETAIN AND GROW OUR CUSTOMER BASE AND EXPAND OUR BUSINESS SERVICES.

We may not be able to install Internet related hardware and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. Failure to manage our future growth effectively could harm our ability to retain and grow our customer base and expand our business services  which would materially and adversely affect our business, prospects, operating results and financial condition.

BECAUSE OUR CUSTOMER ACQUISITION AND MARKET PENETRATION COSTS ARE HIGH, IF WE FAIL TO RETAIN CUSTOMERS LONG ENOUGH AND/OR BE SUCCESSFUL IN NEW MARKETS TO PAY BACK OUR UP FRONT INVESTMENT, WE MAY NOT ACHIEVE AND/OR MAINTAIN PROFITABILITY.

Our customer acquisition and market penetration costs comprise a significant portion of our operating costs, including advertising, customer care and service on an on-going basis. Because of our up-front investment for each market, if our customers terminate their relationships with us or we fail to generate sufficient numbers of customers before we recover our up- front costs, we may fail to generate a profit from our customers in our targeted markets.  In addition, if we fail to reduce our customer acquisition and market start-up costs, including by increasing the efficiency of our customer care and market service expense and reducing the costs associated with the development and offering of new services, our operating results will suffer.

OUR GROWTH DEPENDS ON OUR ABILITY TO HIRE AND RETAIN HIGHLY QUALIFIED EMPLOYEES AND EXECUTIVES.

The loss of the services of any of our management team, including our corporate consultants and key employees under contract, or the failure to attract and retain additional key employees could harm the continued deployment of our services, the marketing of our Internet telecommunications services and the development of new services, our brand and our strategy. Our future growth and ability to sustain this growth depends upon the continued service of our officers and other key sales, operations, marketing and support personnel.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY FROM PERIOD TO PERIOD WHICH MAY CAUSE OUR STOCK PRICE TO BE  VOLATILE. WE MAY ALSO FAIL TO MEET OR EXCEED THE EXPECTATIONS OF INVESTORS, CAUSING OUR STOCK PRICE TO DECLINE.

Our operating results are likely to fluctuate   in the future on a quarterly and an annual basis due to a number of factors, many of which are outside our control. If we experience such fluctuation, we may fail to meet or exceed the expectations of  investors, causing our stock price to decline or fluctuate from time to time.

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL IN THE FUTURE TO SUPPORT OUR GROWTH, AND EVEN IF WE ARE ABLE TO RAISE ADDITIONAL CAPITAL, IT MAY BE ON UNACCEPTABLE TERMS, MAY DILUTE YOUR OWNERSHIP OR MAY RESTRICT OUR FLEXIBILITY IN RUNNING OUR BUSINESS.

We intend to seek additional financing in the future to fund the growth of our operations, including funding the significant capital expenditures and working capital requirements necessary for us to complete our business plan. In order to accomplish this business plan, we must expand our Voice over Internet Protocols ("VoIP") Internet telecommunications network into new international markets geographic areas, establish relationships with local providers in such markets and areas launch targeted marketing campaigns in those regions. If we are unable to raise additional capital or are able to raise capital only on unfavorable terms, we may not be able to complete our business plan which presently contemplates further acquisitions of existing businesses in the Internet telecommunications field, develop or enhance our services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any or all of which could hurt our ability to support our growth.

THE SCALABILITY, RELIABILITY AND SPEED OF THE   NETWORKS WE RELY UPON  MAY NOT SATISFY CUSTOMER DEMAND.

We may not be able to meet our projected customer numbers while achieving and maintaining superior performance. This risk will continue to exist as long as we expand our services geographically to increasing numbers of customers. Our failure to achieve our performance goals, for a number of reasons including the reliability and inter-operability of the networks we utilize, would significantly reduce customer demand for our services, resulting in decreased revenues and the inability to build our business as planned.

AT PRESENT, WE CANNOT PROVIDE OUR SERVICES UNLESS OUR ACCESS PROVIDERS SUPPLY US WITH RELIABLE  CONNECTIONS AND BANDWIDTH AND COOPERATE WITH US FOR THE TIMELY PROVISION OF CONNECTIONS AND BANDWIDTH FOR OUR CUSTOMERS.

We must obtain reliable connections and bandwidth from telecommunications carriers and have their continuing cooperation for the timely provision of Internet telecommunications connections and services for our customers in order for us to provide our services. VoIP services uses the lines and bandwidth provided by local, regional, national and international communications carriers, which are under the control of well-established telephone companies and new competitive carriers and require a special connection from our network to such carriers. We rely on them to provide us with these connections and bandwidth, and if we were unable to use and pay the costs of   these connections, we would not be able to provide our customers with our services on a reliable and continuous basis. An inability to obtain adequate and timely access to bandwidth on acceptable terms and conditions from these carriers and to gain their cooperation in the timely provision of such connections for our customers could harm our business, as could their failure to properly maintain the connections we use.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See the discussion above with regard to ISS. Subsequent to the end of the quarter ended June 30, 2000, we were served with two complaints by Matthew Milo and Joseph Quattrocchi, which actions are pending in New York Supreme Court, County of Kings. The actions are are for alleged breach of a consulting contract and payment of a promissory note. We firmly believe that we have meritorious defenses to both actions, and believe that plaintiffs indeed have breached their contract with the Company, have been paid for their services in excess of the value of the services they provided prior to their resignations, and that the note was paid in full. Further, we believe that based upon the actions and breaches committed by plaintiffs we have counterclaims that exceed the value of the consideration and damages sought by plaintiffs. We have engaged New York counsel to defend the actions and in any event we do not believe that any determination will have a material adverse effect upon the Company. The time to answer or otherwise make any motion with respect to the above actions has not yet run as of the date of this report.

Item 2. Changes in Securities

During the three  month period ended June 30, 2000, we issued a total of 1,000,000 shares in connection with the acquisition of NCI and 1,312,500 in connection with the exercise of options and 100,000 for consulting services.  These shares were not registered under the Act.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description

3(i)	Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to the Company's Registration Statement on Form 10-SB and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB and incorporated herein by reference)
10	Stock Purchase Agreement between the Company and NCI
27	Financial Data Schedule

(b) Form 8-K.

During the quarter ended June 30, 2000, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN DIVERSIFIED GROUP, INC.

By: /s/ Jerrold R. Hinton
Jerrold R. Hinton, President, Chief Executive Officer and Director
Dated: August 11, 2000
Hickory, NC