Form 10QSB
period 2000-09-30
AMERICAN DIVERSIFIED GROUP INC
filed 2000-11-15
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

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
Common Stock, $.001 par value 311,533,560 shares outstanding as of September 30, 2000.
Transitional Small Business Disclosure Format: Yes __ No __
Page 1 of 14

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

September 30, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$382,656
Accounts receivable (net of $13,081 and $0 allowance for doubtful accounts)	787,159
Loans receivable from shareholders	53,495
Loans receivable from related parties	157,412
Refundable tax deposits	15,674
Prepaid expenses	-
TOTAL CURRENT ASSETS	1,396,396

PROPERTY AND EQUIPMENT (Net of $58,775 and $42,173 accum. depreciation)	1,089,379

OTHER ASSETS
Deposits	327,874
Other assets	8,178
Miscellaneous receivable (less $125,000 allowance for uncollectibility)	-
TOTAL OTHER ASSETS	336,052

TOTAL ASSETS	$2,821,827

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$208,851
Short-term portion of capital lease obligation	43,470
Accrued expenses and other liabilities	69,973
Notes and loans payable	1,261,703
Accrued officer's salary	39,200
Notes and loans payable - shareholders	95,117
Notes and loans payable - other related parties	200,000
Deferred revenues	69,655
TOTAL CURRENT LIABILITIES	1,987,969

CAPITAL LEASE OBLIGATIONS	247,223

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $10 par value, 50,000 shares authorized;	-
none issued and outstanding
Common stock, $.001 par value, 700,000,000 and 350,000,000 shares authorized;
311,533,560 and 276,887,560 shares issued and outstanding	311,533
Additional paid-in capital	20,216,029
Deficit accumulated	(19,940,927)
TOTAL STOCKHOLDERS' EQUITY	586,635
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,821,827
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

	For the	For the	For the	For the
	Nine	Nine	Three	Three
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2000	1999	2000	1999
REVENUES
Sales	$2,902,294	$427,156	$945,277	$220,073
Cost of sales	1,676,860	154,417	568,245	61,719
GROSS MARGIN	1,225,434	272,739	377,032	158,354

EXPENSES
Consulting fees	29,390	1,081,296	-	482,812
Depreciation	12,127	9,431	5,736	3,787
Insurance and employee benefits	37,028	17,036	8,112	6,556
Marketing	97,749	-	48,000	-
Payroll and related taxes	289,579	27,192	63,542	11,583
Officers' salary	236,240	160,904	83,000	72,100
Professional fees	137,302	38,257	72,367	10,148
Rents	58,842	10,186	22,489	1,815
Telephone	98,826	32,797	35,612	12,647
Travel and related expenses	84,532	18,157	24,923	4,514
Other operating expenses	97,913	34,319	29,039	13,329
TOTAL EXPENSES	1,179,528	1,429,575	392,820	625,291
INCOME (LOSS) FROM OPERATIONS	45,906	(1,156,836)	(15,788)	(466,937)

OTHER INCOME (EXPENSE)
Interest income	15,599	-	6,187	-
Interest expense	(76,660)	(15,312)	(35,488)	(3,292)
NET OTHER INCOME (EXPENSE)	(61,061)	(15,312)	(29,301)	(3,282)

LOSS BEFORE INCOME TAXES	(15,155)	(1,172,148)	(45,089)	(470,219)

INCOME TAXES
Income tax provision	-	-	-	-
Benefit from net operating loss carryforward	-	-	-	-
NET LOSS	(15,155)	(1,172,148)	(45,089)	(470,219)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	304,838,992	250,212,194	308,357,288	262,814,190
(BASIC AND DILUTED)
NET LOSS PER SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the	For the
	Nine Months Ended	Nine Months Ended
	Sept. 30, 2000	Sept. 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,155)	$(1,172,148)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation	118,278	15,351
Amortization of deferred consulting fees	-	397,160
Common stock exchanged for services	5,000	625,500
(Increase) decrease in assets:
Accounts receivable	(746,094)	8,239
Prepaid expenses	(15,674)	530
Prepaid expenses	104,000	-
Increase (decrease) in liabilities:
Accounts payable	190,537	(45,449)
Accrued expenses and other liabilities	42,590	(28,495)
Deferred revenues	(15,717)	31,931
NET CASH USED BY OPERATING ACTIVITIES	(332,235)	(167,381)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,177,212)	(3,848)
Payments for loans receivable	(48,700)	(103,557)
Deposits other assets	(327,304)	(7,461)
NET CASH USED BY INVESTING ACTIVITIES	(1,553,216)	(114,866)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	760,000	205,581
Dividends paid by subsidiary prior to acquisition	-	(14,300)
Proceeds from notes and loans payable	1,139,000	131,250
Proceeds from capital lease obligations	290,693	-
Payments from note payable to related party	200,000	40,000
Payments on notes and loans payable	(259,530)	(69,733)
Proceeds (net) from notes and loans payable to shareholders	30,157	4,863

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,160,320	297,661

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	274,869	15,414

CASH AND EQUIVALENTS - BEGINNING	107,787	39,042

CASH AND EQUIVALENTS - ENDING	$382,666	$54,456

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$19,327	$8,893
Income taxes	$20,000	$ -
In addition to amounts reflected above, common stock was issued for:
Contractual advances to acquire common stock	$ -	$90,000
Settlement of debt	$468,42	$ -
Consulting services	$5,000	$625,500
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000

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

NOTE 2 – BUSINESS COMBINATION

Business combinations, which have been accounted for by the pooling of interests method of accounting, occurred during the current year. American Diversified Group, Inc. ("ADGI") acquired 100% of the issued and outstanding stock of Global Transmedia Communications Corporation ("Global") and 100% of the issued and outstanding stock of NCI Telecom, Inc. ("NCI") as more fully described in the text of the company’s current Form 10-KSB.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

American Diversified Group, Inc.(the "Company" is also referred to as "we", "us" and "our") is no longer considered  a development stage company, because significant revenue generating operations have commenced and are anticipated to continue. The disclosure in the quarterly report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 1999, which was filed with the SEC, as well as the Quarterly Reports on Form 10-QSB filed for the three-month period ended March 31, 2000 and the six-month period ended June 30, 2000 and those we filed for the three, six and nine-month periods of 1999. See Note 2 to Notes to Consolidated Financial Statements.

We reported on a consolidated basis revenues of $2,902,294 and $945,277 for the nine-month and three-month periods ended September 30, 2000, compared to  revenues of $427,156 and $220,073 for the nine-month and three-month periods ended September 30, 1999. The revenues we reported during the nine-month and three-month periods ended September 30, 2000 and 1999 resulted from the operations of our subsidiaries, Global and NCI. During the nine-month and three-month periods ended September 30, 2000, we had net loss of $15,155 and $45,089, respectively ($0.00 per Share and $0.00 per Share, respectively) compared to a net loss of  $1,172,148 and $470,219, respectively ($0.00 per Share and $0.00 per Share, respectively) for the comparable nine-month and three-month periods for 1999.

During the nine-month period ended September 30, 2000, we had non-cash consulting  fees of $5,000, as compared to $625,500 during the comparable nine-month period of the prior year.

In order for us to meet our expenses during the three-month period ended September 30, 2000, including office rents, communication expenses, professional  fees, and general and administrative expenses of the corporate parent, as well as provide interim funding required by our subsidiary, Global,  our chief executive officer,  Jerrold R. Hinton, exercised options to purchase 2,312,500 shares of restricted common stock for aggregate consideration of $185,000, at an option exercise price of $.08 per share. In addition, during the three-month period ended September 30, 2000 we sold 1,250,000 restricted shares of common stock for aggregate consideration of $100,000 at a price of $.08 per share to parties related to Global. The sales were based upon the exemption from registration under Section 4 (2) under  the Securities Act of 1933, as amended (the "Act"). The proceeds from the sale of restricted securities to the private investors was utilized for the operations of Global. There can be no assurance that our executive officers will continue to exercise any additional options, or that we will be able to raise additional proceeds from the sale of restricted stock at satisfactory terms.

It is our intention to file a registration statement under the Act for the purpose of registering the  restricted shares issuable to the shareholders of Global and NCI under the respective Share Purchase Agreements, shares issuable under options, and other agreements and shares that we may determine to authorize for other potential acquisitions and fund our continued growth.

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

Liquidity and Capital Resources

At September 30, 2000, on a consolidated basis, we had cash and equivalents of $382,656 compared to $107,787 at December 31, 1999, on a consolidated basis. Accounts receivable were $787,159 at September 30, 2000  compared to $41,065 at December 31, 1999. We believe that our accounts receivable, net of an allowance of $13,081 are current and collectible. Our total current assets were $1,396,396 at September 30, 2000 compared to $410,100 at December 31, 1999.

To assist us in our negative cash flow from operations and to fund our growth during the three month period,  we utilized funds from the exercise of  options ($185,000),   proceeds from sale of restricted shares ($100,000), and the issuance of short term debt instruments ($500,000), captial lease financing ($290,693) and trade credit, as noted above. Reference is made to our Consolidated Statements of Cash Flow and the Notes to Consolidated Financial Statements which are part of this Quarterly Report on Form 10-QSB. We may determine, depending upon the prevailing stock price of our shares, to seek additional financing from private or public investors and/or lenders, although there can be no assurance that we will be successful in securing any investment from any investors and/or lenders at terms and conditions satisfactory to us, if at all.

We are in the process of seeking alternative sources of funding  in order to permit Global and NCI to continue to grow and develop our telecommunications business. The business in which Global and NCI operate, telecommunications, can be capital intensive, especially as additional capital equipment  is purchased. Global and NCI have been entering into ventures with unaffiliated parties for the development and growth of their business. Through September 30, 2000  we have invested in property and equipment a total of $1,248,154,  as compared to $69,956 at December 31, 1999. This increase was principally related to business of  Global and NCI. This includes capital equipment subject to lease obligations which was $290,693 at September 30, 2000 compared to $0 at December 31, 1999. We cannot at this date determine the rate at which Global and NCI will be required to purchase or lease additional capital equipment and make other material capital expenditures. The rate at which funds are raised, and the terms and conditions of any financing(s) will have a direct effect on the rate of growth of Global and NCI and our ability to enter into new markets with increased services.

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

Reference is made to Part II, Item 1, Legal proceedings, with respect to the lawsuits commenced on June 30, 2000 by Messrs. Matthew Milo or Joseph Quattrocchi, in New York Supreme Court, County of Richmond, which seek shares and certain monetary awards. Messrs. Milo and Quattrocchi, two stock brokers from Staten Island, New York, resigned as consultants to the Company in December, 1998. We have taken the position that we owe no compensation to these former consultants, nor do we have any loans payable to Messrs. Milo or Quattrocchi. This position is based upon the consultants’ resignation and their failure to provide us with consulting services for the two and one-half year term required of the consulting agreement. See the discussion below with respect to our belief that we have meritorious defenses to plaintiffs' claims, and have counterclaims that we have asserted in our answers. Please also refer to the discussion in our Annual Report on Form 10-KSB for 1999.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATE SENSITIVITY

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2000, all of our cash and cash equivalents were in money market and checking funds.

OTHER RISK FACTORS

OUR FAILURE TO MANAGE OUR GROWTH COULD HARM OUR ABILITY TO RETAIN AND GROW OUR CUSTOMER BASE AND EXPAND OUR BUSINESS SERVICES.

We may not be able to install Internet related hardware and control systems in an efficient and timely manner, and our present or planned personnel, systems, procedures and controls may not be adequate to support our future operations. Failure to manage our future growth effectively could harm our ability to retain and grow our customer base and expand our business services  which would materially and adversely affect our business, prospects, operating results and financial condition.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See the discussion above with regard to ISS. We are a defendant in two actions commenced on June 30, 2000 by Matthew Milo and Joseph Quattrocchi, which actions are pending in New York Supreme Court, County of Kings. The actions allege: (i) breach of a consulting contract and (ii) non-payment of a promissory note. We firmly believe that we have meritorious defenses to both actions which we have asserted in our answers which also contain counterclaims based upon the actions of the plaintiffs. Specifically, we believe and have alleged that plaintiffs breached their consulting contract with the Company, have been paid for their services in excess of the value of the services they provided prior to their resignations, and that the note allegedly payable to the plaintiffs was paid in full. Further, our counterclaims exceed the value of the consideration and damages sought by plaintiffs. We have engaged New York counsel to defend the actions and in any event we do not believe that any determination will have a material adverse effect upon the Company.

Item 2. Changes in Securities

The following information is given with regard to unregistered securities sold by the Company during the quarter ended September 30, 2000, including the dates and amounts of securities sold; the persons or class of persons to whom we sold the securities; the consideration received in connection with such sales.

Date	Title	Amount of Securities Sold	Persons	Cash Consideration
July-Sept. 2000	Common	2,312,500	Jerrold R. Hinton (1)	$185,000
July-Sept. 2000	Common	1,250,000	Private Investors (2)	$100,000

(1) Represents restricted shares sold to Jerrold R. Hinton upon exercise of options at an exercise price of $.08 per share.

(2) The restricted shares sold for cash consideration to five private investors, members of one family, were sold in reliance upon the exemption provided under Section 4 (2) of the Act. The cash consideration paid to the Company was based upon the price of the shares on the dates of the transactions and the fact that the shares issued were restricted and were not registered under the Act.

While we have received the cash proceeds of $285,000 from the sale of restricted shares referred to above, the certificates evidencing the shares were not issued as of the end of the quarter ended September 30, 2000. Such certificates will be issued by instructions to the transfer agent during the last quarter of the fiscal year.

Item 3. Defaults upon Senior Securities

None.

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

(b) Form 8-K.

During the quarter ended September 30, 2000, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with the requirements of  the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN DIVERSIFIED GROUP, INC.
(Registrant)
By: /s/ Jerrold R. Hinton
Jerrold R. Hinton, President, Chief Executive Officer and Director
Dated: November 14, 2000