Form 10KSB
period 2000-12-31
AMERICAN DIVERSIFIED GROUP INC
filed 2001-04-20
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994
For the transition period from _______ to _______

COMMISSION FILE NUMBER: 0-23532

AMERICAN DIVERSIFIED GROUP, INC.
(Name of small business issuer in its charter)

Nevada	88-0292161
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

110 North Center Street, Suite 202, NC	28601
(Address of Principal Executive Offices)	(Zip Code)

(828) 322-2044
(Issuer's telephone number)

Securities registered under Section 12 (b) of the Act: None
(Title of class)

Securities registered under Section 12(g) of the Exchange Act: Common Stock, Par Value $.001 Per Share
(Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [X ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Issuer’s revenues for its most recent fiscal year ended December 31, 2000: $3,499,691

As of April 16, 2001 there were 422,439,858 shares of the issuer's Common Stock issued and outstanding. Affiliates of the Issuer own 117,242,946 shares of the Issuer’s issued and outstanding common stock and the remaining 305,896,912 shares are held by non-affiliates. The aggregate market value of the shares held by non-affiliates at April 16, 2001 was $12,235,840. (*)

DOCUMENTS INCORPORATED BY REFERENCE:
There are documents incorporated by reference in this Annual Report on Form 10-KSB, which are identified in Part III, Item 13.

(*) Affiliates for the purposes of this Annual Report refer to the officers, directors of the Issuer and subsidiaries and/or persons or firms owning 5% or more of Issuer’s common stock, both of record and beneficially.

TABLE OF CONTENTS
Page
PART I
Item 1. Description of Business.	2
Item 2. Description of Property.	7
Item 3. Legal Proceedings.	7
Item 4. Submission of Matters to a Vote of Security Holders.	8

PART II
Item 5. Market for Common Equity and Related Stockholder Matters.	8
Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operation.	10
Item 7. Financial Statements.	12
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial	31
Disclosure.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons;	32
Compliance with Section 16(a) of the Exchange Act.
Item 10. Executive Compensation.	33
Item 11. Security Ownership of Certain Beneficial Owners and Management.	33
Item 12. Certain Relationships and Related Transactions.	34
Item 13. Exhibits and Reports on Form 8-K.	34

PART I

Forward-Looking Statements: This Form 10-KSB and other statements issued or made from time to time by American Diversified Group, Inc. (the "Company") contain statements which may constitute "Forward-Looking Statements" within the meaning of the Securities Act of 1933, as amended (the "Act") and the Securities Exchange Act of 1934 (the "Exchange Act") by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections  77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding the intent, belief or current expectations of the Company, its officers and directors and the officers and directors of the Company's subsidiaries (collectively, the "Company") as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to the Company's management that could cause actual results to differ from those in forward-looking statements are set forth in the Safe Harbor Compliance Statement for Forward-Looking Statements included as Exhibit 99.1 filed as part of this Form 10-KSB.

ITEM 1. DESCRIPTION OF BUSINESS.

Background

American Diversified Group, Inc., a Nevada corporation (the "Company"),  was incorporated under the laws of the State of Nevada as Terra West Homes, Inc. on January 16, 1979. On March 15 1995, our name was changed to American Diversified Group, Inc. American Diversified Group, Inc. is also referred to as "we", "us" and "our", and when appropriate, these terms also refer to the business of our subsidiaries, Global Transmedia Telecommunications Corporation ("Global"), a Delaware corporation formerly known as Telephonetics Overseas Corporation, and NCI Telecom, Inc. ("NCI"), a Missouri corporation, on a consolidated basis, unless the context shall indicate otherwise.

During the year ended December 31, 2000, our business involved the operations of our telecommunications subsidiaries, Global and NCI. Global is engaged in the business of  the international sale of telecommunications services primarily involving Internet telephony using Voice over Internet Protocols ("VOIP"). The business of  NCI involves Wide Area Network ("WAN") and Local Area Network ("LAN"). Our acquisition of Global was completed on February 19, 2000 and our acquisition of NCI was completed on June 29, 2000. See "Recent Business Developments, Telecommunications Ventures" below.

Acquisition of Global

Our efforts during the year ended December 31, 1999, principally involved activities related to the negotiation for the acquisition of Global, which was completed in February 2000.

In March 1998, we entered into an initial agreement with Global, by a "Letter of Intent for Acquisition and Participation". This Letter of Intent provided, among other things, that we would advance to Global  $150,000, evidenced by a promissory note. This note was convertible by us into 9% of Global's shares. In addition, the note granted Global the right to "put" subsequent 9% equity interests in Global for subsequent advances to Global of $150,000 and granted us a right to "call" additional 9% interests. The put  and call rights were contingent upon Global reaching certain sales revenue levels. Prior to the Letter of Intent, Global's activities primarily involved the business of providing hardware and audio content for "on-hold" and web site messaging and advertising for corporations, retail chains and other users. During 1998, Global also commenced the sale and distribution of Internet telephony services for sale in the domestic and foreign markets.

In August 1998, we entered into a further agreement with Global, an "Interim Stock Purchase Agreement", which granted us the right to acquire 45% of Global's equity for consideration of $700,000. Under this Interim Stock Purchase Agreement, we were granted the right to acquire up to 45% of Global for a total of $700,000 and we also had the right to negotiate an agreement to acquire the remaining 55% of Global in consideration for the payment of cash or cash and securities, based upon certain valuations, subject to adjustment.

On March 15, 1999, Global issued us a secured convertible debenture, in an amount based on our total advances to Global.  This instrument  provided us the right to demand repayment of the total amount of the monies advanced during a thirty-six (36) month period commencing January 1, 2000. The instrument also provided, in the alternative, the right of Global to "put" 45% of Global's shares to us, if Global reached certain sales revenues prior to December 31, 1999, or, if such revenues were not reached, we had the right to acquire 45% of Global for consideration equal to the amount advanced to Global through the date of conversion. The debenture also had certain adjustments, based upon Global reaching certain sales revenue levels, which levels were not achieved.

On December 16, 1999 we entered into a further letter of intent with Global, and we were granted the right to acquire 100% of Global. This letter of intent provided for the use of a valuation opinion, from an independent third party selected by us. We also agreed to use our best efforts to arrange for working capital financing for Global in an amount from $1.5 million to $2 million. In anticipation of the execution of a definitive share purchase agreement, at a total purchase price of $5 million, subject to adjustment, we commenced the valuation process.

At  December 31, 1999, the total amount of the advance from us to Global was $312,500, representing an increase of $90,000 from the prior year.  The loan was secured by the shares of Global, with the right to convert the loan into Global shares as provided above. See "Share Purchase Agreement and Amendment" regarding our acquisition of 100% of Global.

Share Purchase Agreement and Amendment

On February 19, 2000 we entered into a definitive Share Purchase Agreement (the "Agreement") with Global and Global's shareholders and we agreed to acquire 100% of Global's shares. This Agreement provided for the issuance to Global's shareholders of  25 million restricted shares valued at $.08 per share, based upon the average closing bid price of the shares during the ten-day period prior to February 19, 2000. The Agreement also provided for our issuance of warrants to purchase 100 million shares at $.08 per share.  The Agreement was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 1999.

However, the Global shareholders requested that we issued more restricted shares rather than shares and warrants so that the holding period under Rule 144 would begin. In addition, questions were raised regarding the tax treatment of the transaction for Global's shareholders under the Agreement as originally structured. As a result, our issuance of the shares and warrants was deferred pending the renegotiation of the nature of the payment to Global's shareholders under the Agreement.

On January 5, 2001 we entered into an amendment with the former Global shareholders (the "Amendment"). The Amendment was filed as an exhibit to a Current Report on Form 8-K which was filed with the Securities and Exchange Commission on January 10, 2001 which we incorporate by reference. The Amendment changed the consideration payable to Global’s former shareholders from 25 million restricted shares to 85 million restricted shares and the right to be issued warrants to purchase 100 million restricted shares, which warrants were never issued, was terminated. On January 5, 2001 we issued the 85 million restricted shares to the former Global shareholders as full payment for the Global shares under the Agreement.

Acquisition of of NCI

On June 29, 2000 we acquired all of the issued and outstanding shares of NCI  from its shareholders in consideration for the issuance of 1 million restricted shares having a value of $187,500 based upon the closing bid price of the shares on such date. Our restricted shares were issued to the former shareholders of NCI. In addition, NCI entered into employment agreements with NCI's principal officers, Kiel McIver and Dan Montgomery, who are part of NCI's present management team.

Business of Global

Global is engaged in the business of providing international telecommunication services to carriers and corporations using Voice over Internet Protocol ("VOIP"). Global's services include voice, fax, and data transmission. Global has established telecommunications facilities in New York, NY, San Antonio, TX, Mexico and Venezuela and has points of presence (POPs) in Miami, FL and Los Angeles, CA. In addition, Global maintains offices in Hackensack, NJ and Miami, FL.

Our business strategy is to enter into agreements with established international telecommunication providers to market Global's services, primarily on a prepaid basis. Global also may seek relationships with international carriers for call termination by these carriers using Global's network.

Global's VOIP  services were initially available only to customers in South America for calls terminated in the US. During 1999 Global expanded its VOIP services  into other countries and obtained authority under Section 214 of the Communication Act from the Federal Communications Commission (FCC) to operate as an international telecommunications carrier.  During 2000 Global expanded its VOIP telephony services to enable Global's customers to place calls worldwide through our telephony system and connected networks.

Global began offering prepaid VOIP services in Venezuela during the first six months of 2000 and Venezuela deregulated  its telecommunications market in November 2000. This deregulation enabled us to compete more effectively with established telecommunication service providers and to  increase our customer base. We generated significant revenues from this market during the second half of 2000 and at present we have approximately 10,000 customers. We have a relationship with one telecommunications provider to originate and terminate our VOIP traffic in Venezuela. We are in negotiations to expand our relationship with our provider to be able to provide increased services throughout Venezuela under our provider's recently issued long-distance carrier license.

Global entered into the Mexican telecommunications market, the second largest North American calling destination and has agreements with several telecommunication companies which permit Global to connect into Mexico's in-country public switched telecommunications network. These agreements permits us to offer prepaid calling services within Mexico and the origination and termination of calling traffic in Mexico.

We also entered into a network services agreement during 2000 with a carrier in India to market VOIP services in India. We have not developed a customer base in India nor begun to generated any sales in this market.

In addition, Global is in the process of negotiating termination agreements for its VOIP services with local carriers in Colombia, Brazil and Peru. We are making application to secure a telecommunications license in Peru to become an independent VOIP service provider in Peru.

Business of NCI

NCI Telecom, Inc. is a solutions oriented network design telecom company. NCI   provides its customers with equipment and services, marketing, selling and installing a wide range of multi-manufacturer equipment, equipment maintenance, consulting, network integration and IP/Frame relay/point to point circuit sales. We support all facets of connectivity between local area networks, host computer systems and wide area networks for businesses that have multiple offices anywhere in the world.

NCI provides its customers with various service plan options to maintain equipment including 24 hours a day, 7 days a week technical support and consultation via phone.

Competitive Business Conditions - Global and NCI

Global: The telecommunications industry is highly competitive, rapidly evolving and subject to constant technological change and to intense marketing by different providers of functionally similar services. Since there are few, if any, substantial barriers to entry, except in those markets that have not been subject to governmental deregulation, Global expects that new competitors are likely to enter its markets. Most, if not all, of Global's competitors are significantly larger and have substantially greater market presence and longer operating history as well as greater financial, technical, operational, marketing, personnel and other resources than Global.

Global's use of VOIP technology should enable us to provide customers with competitive pricing for their telecommunications needs. Nevertheless, there can be no assurance that Global will be able to successfully compete with major carriers including other VOIP telephony providers and traditional phone companies, in present and prospective markets. These markets include Venezuela, Mexico, Colombia, Peru, Brazil and India.

Global's business strategy is to provide competitive pricing to small to mid-sized businesses and individuals to increase our customer base and is pursuing   large multi-national corporations which operate in a number of Global's markets. Global has not been dependent upon any single customer in any market. Global is dependent upon local independent affiliates or partners in each market for sales and marketing, customer service and technical support to terminate and originate Global's IP telephony services. This marketing strategy should minimize Global's dependency on any single market and/or group of customers and lessen Global's costs and expedite Global's entry into markets. There can be no assurance that it will be able to successfully compete in its present and prospective markets.

NCI: NCI's competition includes large telecommunications equipment manufacturers as well as small independent value added resellers/integrators in each market, which includes every major US city. All of the large telecommunications equipment manufacturers that compete with NCI are significantly larger, have substantially greater market presence and longer operating history as well as greater financial, technical, operational, marketing, personnel and other resources than NCI.

Sources and Availability of Hardware and Software - Global and NCI

All equipment used by Global is provided by major suppliers and is readily available. Software to operate the network is commercially available from software suppliers and equipment suppliers, and Global has the technical expertise and ability to develop in-house software as needed for network applications and new telecommunications products. NCI uses equipment from all major telecommunication equipment manufacturer such as Cisco, Motorola and Newbridge Networks, among others. Neither Global nor NCI are dependent upon any supplier of hardware or software.

Licenses

Global has obtained an authority as an international telecommunications carrier under Section 214 of the Communications Act by the FCC. Global's practice has been to enter into relationships with established licensed carriers in each market. However, Global is seeking a license to operate as an independent licensed VOIP provider and carrier in Peru and may seek licenses elsewhere.  NCI does not require any licenses to conduct its business.

Effect of Existing or Probable Governmental Regulations

In February 1997, the United States and approximately 70 other countries of the World Trade Organization (WTO) signed an agreement committing to open their telecommunications markets to competition and foreign ownership beginning in January 1998. These countries account for approximately 90% of world telecommunications traffic. The WTO agreement provides Global and all companies in Global's industry with significant opportunities to compete in markets where access was previously either denied or extremely limited. However, the right to offer telecommunications services is subject to governmental regulations and therefore Global's ability to establish itself in prospective markets is subject to the actions of the telecommunications authorities in each country. In the event that new regulations are adopted that limit the ability of companies such as Global to offer VOIP telephony services and other services, Global could be materially adversely effected.

Number of total employees and number of full time employees

Global at present has 7 full-time employees, including Global's executive officers officers and two consultants. Global does not believe that it will have difficulty in hiring and retaining qualified individuals in the field of Internet telephony, although the market for skilled technical personnel is highly competitive.

NCI has a total of 5 full-time employees including NCI's management.

ITEM 2. DESCRIPTION OF PROPERTIES.

The Company presently leases approximately 600 square feet of executive office space at 110 North Center Street, Suite 202, Hickory, NC 28601, for $640 per month.

Global leases facilities in Hackensack, NJ, Miami, FL and San Antonio, TX, at the following locations under the following terms:

Hackensack, NJ - a five year lease that commenced in March 2000 at a monthly rental of $3,136.25 for 1,930 square feet at 1 University Plaza, Suite 208, Hackensack, NJ 07601;

Miami, FL - a five year lease that commenced in April 2000 at a monthly rental of $2,880.05 for 1,646 square feet at 444 Brickell Avenue, Suite 522, Miami, FL 33131; and

San Antonio, TX - a three year lease that commenced in February 2000 at a monthly rental of $1,788.25 for 1,555 square feet at 16601 Blanco Road, Suite 102, San Antonio, TX 78232.

NCI maintains a leased offices at:

115 W. Pratt, DeSoto, MO 63020, on a year-to-year basis, at a monthly rental of  $700 for technical and sales purposes; and

NCI also maintains an accounting office at the residence of its secretary-treasurer, in O'Fallon, MO at no cost to us; and

NCI's executive offices are located in San Antonio, TX at the home office of D. Kiel McIver, President, Sales Supervisor and a director of NCI, also at no cost to us.

The condition of these leased facilities are deemed to be satisfactory for our business operations  for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We had a cause of action against Imaging Systems Synergies Inc. ("ISS") for damages, including recovery of the $100,000 in interim capital advanced to ISS in connection with a planned acquisition that was not completed. Our board of directors  agreed unanimously not to acquire ISS following our completion of due diligence. Our action, American Diversified Group, Inc. v. Imaging Systems Synergies, Inc., et al., was pending in the 11th Judicial Circuit, Dade County, Florida, Case No. 97-001983AN and went to mediation before the Florida Mediation Group, in Miami, Florida, which awarded us $125,000, resulting in a judgment against ISS for such amount. We generated no income from our involvement with ISS and are presently pursuing efforts to collect this judgment. There can be no assurance that such collection efforts will be fully or partially successful.

We are a defendant in an action commenced by two former consultants, Matthew Milo and Joseph Quattrocchi, for compensation for services allegedly provided to us under an August 1998 consulting agreement. A third former consultant, Judith Grossman, originally threatened claims under the August 1998 agreement but we settled her claim for 3 million shares of which 1 million were registered and 2 million were issued with legend.

The pending action also relates to a loan from Milo and Quattrocchi to us of $50,000 of which we have repaid approximately $35,000.

Both Milo and Quattrocchi resigned their consulting agreement without fulfilling their services and any services they allegedly provided proved to be unsatisfactory. In addition, we had issued 3,000,000 shares each to Milo and Quattrocchi as part of their consideration under the consulting agreement. Our position is that the deficiencies in Milo's and Quattrochi's services under the consulting agreement means that they have received more compensation in excess of the value of the services as they did perform, as well as for the unpaid balance of the loan, in the form of those shares. However, Milo and Quattrocchi disagreed with our position and commenced an action against us that is pending in the Supreme Court of the State of New York. Messrs. Milo and Quattrocchi claim that they are entitled to an additional 24,526,000 shares as damages under the consulting agreement and to the repayment of the loan balance.We believe that we have meritorious defenses to the Milo-Quattrocchi action, and have counterclaims against Milo-Quattrocchi but cannot project an outcome with any certainty. No settlement negotiations are in progress. We believe that we would not be materially adversely effected by the outcome of this proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote security holders through the solicitation of proxies or otherwise during the years ended December 31, 2000 or 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our shares of common stock are quoted on the OTC:BB quotation system. As of April 16, 2001 there were 15 market makers in our shares and approximately 2500 holders of our shares. We have no preferred stock issued or outstanding. The following information with respect to the high asked and low bid prices of our shares of common stock was obtained from our records (which represents bid prices between broker-dealers and do not include retail mark-ups or mark-downs or any commissions to dealers and may not reflect actual transactions).

	High	Low

CALENDAR 1999
First Quarter Ending March 31,	$.03	$.01
Second Quarter Ending June 30,	$.04	$.02
Third Quarter Ending September 30,	$.03	$.02
Fourth Quarter Ending December 31,	$.06	$.03

CALENDAR 2000
First Quarter Ending March 31,	$.86	$.04
Second Quarter Ending June 30,	$.37	$.17
Third Quarter Ending September 30,	$.23	$.17
Fourth Quarter Ending December 31,	$.17	$.06

CALENDAR 2001
Quarter Ending March 31,	$.11	$.06
Period Ending April 16, 2001	$.625	$.04

While one of our subsidiaries did pay a dividend, we have never paid a dividend and do not anticipate that any dividends will be paid in the near future. We currently have no funds from which to pay dividends and as of December 31, 2000 and 1999, our total accumulated deficit was $20,467,542 and $19,798,020, respectively. We do not expect for the foreseeable future that any dividends will be paid.

Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities issued and/or sold by us during the past three years, including the dates and amounts of securities sold; the persons or class of persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received. Reference is made to Note 11 to the Notes to Consolidated Financial Statements.

Date	Title	Number of Shares	Persons	Consideration
3/17/1998	Common Stock	1,550,000	Private Investors (1)	$56,000 in Cash at $.04 per share
7/1/1998	Common Stock	700,000	Consultant (2)	Extinguishment of Debt of $7,000
10/7/1999	Common Stock	2,000,000	Consultant (3)	Settlement of Consulting Agreement valued at $35,000
11/24/1999	Common Stock	2,500,000	Officer Affiliate (4)	Services valued at $43,750
11/24/1999	Common Stock	1,500,000	Officer, Director (5)	Services valued at $26,250
03/01/2000	Common Stock	18,420,000	Officer, Director (6)	Conversion of debt of $718,380
03/01/2000	Common Stock	6,500,000	Officer, Director (7)	Conversion of debt of $253,500
06/07/2000	Common Stock	1,312,500	Officer, Director (8)	Exercise of Options at $.08
06/07/2000	Common Stock	100,000	Consultant (2)	Services valued at $5,000
06/30/2000	Common Stock	1,000,000	Acquisition (9)	At a value of $58,823
12/11/2000	Common Stock	5,750,000	Officer, Director (6)	Conversion of debt of $224,250
12/11/2000	Common Stock	500,000	Officer, Director (7)	Conversion of debt of $19,500
______________________________

(1) The shares were issued and sold for cash consideration to private investor pursuant to a unit private placement resulting in net proceeds to the Company of $56,000 in 1998 based upon the exemption from registration provided under Section 4 (2) of the Act. Each unit was sold at a price of $.04 and consisted of one share and one common stock purchase option exercisable to purchase one additional share at $.08 per hare. The purchasers in each case represented their intention to acquire the units including the shares for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients either received adequate information about the Company and/or had access to such information, including all Exchange Act reports.

(2) The shares issued were issued with a restrictive legend based upon the exemption provided under Section 4 (2) of the Act, as compensation for services provided to us during the respective periods.

(3) The shares were issued with a restrictive legend based upon the exemption provided under Section 4 (2) of the Act. The party was issued the shares in connection with the settlement of a consulting agreement.

(4) The shares  were issued with a restrictive legend based upon the exemption  provided under Section 4 (2) of the Act. These shares were issued to Higher Ground, Inc., an entity controlled by Jerrold Hinton, the Company's president and CEO, for services.

(5) The shares were issued with a restrictive legend  based upon the exemption  provided under Section 4 (2) of the Act. The shares were issued to Thomas J. Craft, Jr., an officer and director, in consideration for continuing corporate securities services by Mr. Craft and staff.

(6) The shares were issued with a restrictive legend based upon the exemption provided under Section 4 (2) of the Act, in connection with the conversion by Mr. Hinton of debt of $942,630 into shares.
(7) The shares were issued with a restrictive legend based upon the exemption provided under Section 4 (2) of the Act, in connection with the conversion of by Mr. Craft debt of $273,000 into shares.

(8) The shares were issued with a restrictive legend based upon the exemption provided under Section 4 (2) of the Act,  in connection with the exercise of options  by  Mr. Hinton and Mr. Craft, respectively, at $.08 per share  into 1 million shares and 312,500 shares, respectively.

(9) The  shares were issued with a restrictive legend based upon the exemption  provided under Section 4 (2) of the Act. These shares were issued in connection with the acquisition of NCI to five shareholders of NCI.

The above table does not reflect our issuance subsequent to the year end December 31, 2000 of 85 million restricted shares in connection with our acquisition of Global under the Agreement, as amended, which were issued to the former shareholders of Global on January 5, 2001. See the Statement of Stockholders' Equity of our Financial Statements for our year ended December 31, 2000. These restricted shares were issued in reliance upon the exemption provided under Section 4 (2) of the Act. The table also does not reflect our obligation to issue Mr. Craft's firm 1,878,333 restricted shares upon conversion of $56,350 in debt that we owed Mr. Craft's law firm as of December 31, 2000, nor does it reflect the grant to Mr. Craft of options to purchase 6 million shares at the lower of $.08 per share or fifty percent of the closing bid price of the shares upon the exercise of the options. See Part III, Item 11, "Security Ownership of Certain Beneficial Owners and Management" and Item 12, "Certain Relationships and Related Transactions".

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Forward-Looking Statements; Market Data

The discussion in this report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our unproven business model and a limited operating history in a new and rapidly evolving industry; our ability to implement our business plan; and our ability to manage our growth, retain and grow our customer base and expand our service offerings.

We make forward-looking statements in the "Management’s Discussion and Analysis of Financial Condition and, Results of Operations" below. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

This Annual Report contains certain estimates and plans related to us and Internet telephony and telecommunications industry in which we operate, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that all of our assumptions are accurate. In particular, we do not know what level of growth will exist in our industry, if any, and particularly in the foreign markets in which we operate, have devoted resources and in which we shall seek to expand. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for our business may also be wrong. There can be assurances that any of our estimates as to our business growth will be achieved.

Results of Operations

During our year ended December 31, 2000 we had sales of $3,499,691 compared to sales of $852,263 during 1999, or an increase of 310%. Global's sales in 2000 were $2,540,896 compared to $17,352 in 1999. NCI's sales in 2000 were $958,795 compared to $834,911 in 1999 or an increase of 15%.

Our gross margins on a consolidated basis were 40% in 2000 compared to 59% in 1999. Global's gross margins were 42% in 2000. NCI's gross margins were 36% in 2000 and 58% in 1999.

During our year ended December 31, 2000 we had an operating loss on a consolidated basis of $586,191 ($0.00 per share) compared to an operating loss of $1,437,873 ($0.01 per share) in 1999. This represents a decrease in our operating loss on a year-to-year basis of approximately 60%. The operating loss of Global was $265,335 and $314,601 in 2000 and 1999, respectively. NCI had an operating loss of $19,239 in 2000 and had operating income of $95,695 in 1999, with a net profit margin of 11.5% in 1999. The parent, American Diversified Group, Inc., incurred operating losses of $401,617 in 2000 compared to $1,218,967 in 1999, a decrease of 67%. This decrease was principally due lower non-cash expenses related to shares issued for services in 2000 compared to 1999.

Our operating expenses were $1,894,606 in 2000 compared to $1,940,997 in 1999, which is an insignificant change. Our payroll expense increased from $104,052 in 1999 to $404,594 in 2000. However, our consulting fee component of operating expenses decreased from $1,237,552 in 1999 to $186,947 in 2000. The consulting fee expense in 1999 was principally a non-cash expense related to shares issued for services, while in 2000 we had two consultants who were paid cash compensation for services. The decrease in our net loss was principally the result of our increase in sales.

In order for us to pay our operating expenses during 2000,   including certain operating expenses of our wholly-owned subsidiaries,  we continued to rely on loans provided by non-interest basis from our executive officers and directors. We also used the loan proceeds of $957,500 from notes payable to third-party private investors. We incurred interest expense of $61,971 in 2000 compared to $23,040 in 1999. The interest expense is related principally to our capital lease obligations and our equipment financing.

Liquidity and Capital Resources

At December 31, 2000 we had total current assets of $1,136,455 compared to $306,510 at December 31, 1999 or an increase of 270%. Our total assets were $2,355,938 at December 31, 2000 compared to $452,255 at year end 1999 or an increase of 420%. Global had total assets of $2,226,427 at year end 2000 compared to $352,769 at year end 1999. NCI had total assets of $119,461 at year end 2000 compared to $90,152 at year end 1999. A significant portion of our increase in total current assets was attributable to the increase in our accounts receivable from $45,993 at December 31, 1999 to $888,708 at December 31, 2000, net of allowance of $5,805 and $220,770, respectively.

Our total current liabilities were $764,354 and $471,117 at December 31, 2000 and 1999, respectively. The increase was principally due to an increase in accounts payable in the amount of $307,200. The current portion of our capital lease obligations increased to $102,829 at December 31, 2000 from $1,460 at December 31, 1999. Our long-term liabilities were $254,916 at December 31, 2000 compared to $625,653 at year end 1999. We had capitalized long-term lease obligations of $171,916 at year end 2000 compared to no capital lease obligations at December 31, 1999. Our notes payable to stockholders was $83,000 at December 31, 2000 compared to $573,420 at year end 1999. Our total liabilities did not change significantly from 1999 to 2000.

Our cash flow used by our operating activities were $921,321 during 2000 compared to $444,423 during 1999 which represents an increase of approximately 100%. This increase was principally attributable to an increase in accounts receivable, notwithstanding our decline in net loss. Our net cash used by investing activities was $975,441 in 2000 compared to $18,396 in 1999. The significant increase was the result of expenditures related to leased equipment by Global. Reference is made Note 14, Segments and Related Information, to the Notes to Consolidated Financial Statements.

In order to assist us in paying our operating expenses during 2000 and 1999, we utilized cash flows provided by financing activities as follows: $910,284 from the issuance of common stock to private investors in 2000 compared to $189,272 in 1999. We also received proceeds from related parties of $225,851 and $365,110 during 2000 and 1999, respectively. In addition, we received  financing proceeds from third-party investors of $957,500 in 2000 under convertible notes compared to no proceeds from  third-party investors in 1999. Our total net cash provided by financing activities was $1,801,675 in 2000 compared to $532,122 in 1999. This represents an increase of approximately 240%. While we were able to raise $957,500 from loans from private investors during 2000, at present, there can be no assurance that we will be able to continue to raise funds from third-party financing at terms satisfactory to us.

Mega Servis, an entity controlled by certain of our present and former employees, agreed to sell us telephone equipment and contracts for telephone services for Mexico. We have paid a total of $343,500 against the purchase price of these items. We believe the equipment item is located in Mexico where it was to be placed in service for Global's Mexican operations. The equipment has not yet been delivered to us. A controlling shareholder of Mega Servis is also a principal substantial shareholder of our Company who received our shares in exchange for Global shares under the Agreement. As a result, we believe that Mega Servis will fulfill its obligations to deliver the equipment and services. In the event, however, that these obligations are not performed, we would be required to write-off part or all of the $343,500 payment to Mega Servis, which would have a material adverse effect on our financial condition. We are not yet in a position to assess the possible outcome of this transaction.  Reference is made to Note 9 to Notes to Consolidated Financial Statements.

The telecommunications industry in which we operate is a rapidly evolving, with continuously technological changes. While we are not aware of any particular known trends, events or uncertainties that have had or that are likely to have an impact on our short-term or long-term liquidity, there can be no assurance that such trends, events or uncertainties will not occur because of the nature of our industry and the rapidly changing technological and competitive environment. During 2000 we had material commitments for capital expenditures which were funding by long-term capital lease agreements. It can be expected as our telecommunications business grows that we will have to continue to make commitments for capital expenditures that are material. We may continue to be dependent upon our ability to secure long-term capital lease financing or other sources of financing at satisfactory terms and conditions.

Recent Accounting Pronouncements

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

ITEM 7. FINANCIAL STATEMENTS

AMERICAN DIVERSIFIED GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

TABLE OF CONTENTS

Dohan and Company	7700 North Kendall Drive, #204
Certified Public Accountants	Miami, Florida 33156-7564
A Professional Association	Telephone: (305) 274-1366
Facsimile: (305) 274-1368

INDEPENDENT AUDITORS' REPORT
Board of Directors
American Diversified Group, Inc. and Subsidiaries
Hickory, North Carolina

We have audited the accompanying consolidated balance sheets of American Diversified Group, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of loss, cash flows, and stockholders’ equity (deficiency in assets) for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Global Transmedia Communications Corporation (A Development Stage Company) as of December 31, 1999, were audited by other auditors whose report expressed an unqualified opinion on those statements. Global Transmedia Communications Corporation is a significant subsidiary of the Company, and their financial statements have been consolidated with the Company’s for 1999 under the pooling of interests method of accounting and those statements, audited by other auditors whose report has been furnished to us, and our opinion on the 1999 consolidated financial statements, insofar as it relates to the amounts included for Global Transmedia Communications Corporation, is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated   financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Diversified Group, Inc. and Subsidiaries at December 31, 2000 and 1999, and the results of their operations, their cash flows and their stockholders’ equity (deficiency in assets) for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has suffered recurring losses from operations and other transactions that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, PA
Certified Public Accountants
April 12, 2001
Miami, Florida

Member:
Florida Institute of Certified Public Accountants
American Institute of Certified Public Accountants Private Companies and SEC Practice Sections
SC International Offices in Principal Cities World-Wide

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2000	1999
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,693	$107,780
Accounts receivable, less allowance for doubtful accounts of $220,770 and $5,805	888,708	45,993
Receivable from related parties	223,535	152,737
Prepaid expenses	11,519	-
TOTAL CURRENT ASSETS	1,136,455	306,510

PROPERTY AND EQUIPMENT	895,218	32,997

OTHER ASSETS
Goodwill	7,500	7,500
Organization costs, net	565	678
Deposits	316,200	104,570
Miscellaneous receivable (less $125,000 allowance for uncollectibility)	-	-
TOTAL OTHER ASSETS	324,265	112,748

TOTAL ASSETS	$2,355,938	$452,255

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
LIABILITIES
Accounts payable	$349,383	$42,183
Current portion of capital lease obligations	102,829	1,460
Accrued payroll and related taxes	64,200	300,000
Accrued expenses and other liabilities	79,849	37,776
Deferred revenues	59,307	85,372
Accrued income taxes payable	47,935	4,326
Related party payables	60,851	-
TOTAL CURRENT LIABILITIES	764,354	471,117

LONG-TERM LIABILITIES
Notes payable and long-term debt	-	52,233
Capital lease obligations	171,916	-
Notes payable-stockholders	83,000	573,420
TOTAL LONG-TERM LIABILITIES	254,916	625,653
TOTAL LIABILITIES	$1,019,270	$1,096,770

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Preferred stock, Series A, $10 par value, 50,000 shares authorized;	$-	$-
none issued and outstanding
Common stock, $.001 par value, 700,000,000 Shares authorized;
422,439,858 and 362,887,560 Shares issued and outstanding	422,440	362,887
Additional paid-in capital	21,594,270	18,790,618
Deferred consulting fees	(212,500)	-
Accumulated Deficit	(20,467,542)	(19,798,020)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)	1,336,668	(644,515)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)	$2,355,938	$452,255
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2000	1999
REVENUES
Sales	$3,499,691	$852,263
Cost of sales	2,084,218	349,139
GROSS MARGIN	1,415,473	503,124

EXPENSES
Payroll and related taxes	404,594	104,052
Professional fees	280,540	150,704
Officers' salary	206,050	205,397
Consulting fees	186,947	1,237,552
Bad debts	249,961	5,809
Other operating expenses	128,617	76,542
Telephone and communications	127,703	60,067
Advertising and marketing	123,160	-
Travel and related expenses	112,655	32,458
Rents	90,597	15,392
Insurance and employee benefits	67,880	39,291
Depreciation and amortization	22,960	13,733
TOTAL EXPENSES	2,001,664	1,940,997
LOSS BEFORE INTEREST AND INCOME TAXES	(586,191)	(1,437,873)

INTEREST INCOME (EXPENSE)
Interest income	30,982	-
Interest expense	(61,971)	(23,040)
NET INTEREST INCOME (EXPENSE)	(30,989)	(23,040)

LOSS BEFORE INCOME TAXES	(617,180)	(1,460,913)

INCOME TAXES	(52,342)	(4,907)

NET LOSS	$(669,522)	$(1,465,820)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	392,079,074	342,097,492
(BASIC AND DILUTED)
NET LOSS PER SHARE (BASIC AND DILUTED)	$(0.00)	$(0.01)
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(669,522)	$(1,465,820)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	136,418	13,734
Amortization of deferred consulting fees	-	397,160
Common stock exchanged for services	35,000	671,750
(Increase) decrease in assets:
Accounts receivable	(842,715)	37,324
Prepaid expenses	(11,519)	(104,000)
Other current assets	-	25,267
Increase (decrease) in liabilities:
Accounts payable	307,200	(38,248)
Accrued payroll and related taxes	64,200	-
Accrued expenses and other liabilities	42,073	30,032
Deferred revenues	(26,065)	(15,858)
Accrued income taxes payable	43,609	4,236
NET CASH USED BY OPERATING ACTIVITIES	(921,321)	(444,423)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(693,013)	(6,073)
Payments for related party receivables (net)	(70,798)	(4,823)
Payments for acquisitions	-	(7,500)
Deposits	(211,630)	-
NET CASH USED BY INVESTING ACTIVITIES	(975,441)	(18,396)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	910,284	189,272
Payments on capital lease financing	(32,228)	(1,460)
Proceeds from notes payable and long-term debt	957,500	-
Proceeds on notes payable and long-term debt	(294,732)	(3,000)
Payments from notes payable to officer	35,000	18,000
Proceeds on notes payable to officer	-	(11,500)
Proceeds from notes payable from shareholder	-	17,000
Proceeds from related party payables	225,851	365,110
Dividends paid by subsidiary	-	(41,300)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,801,675	533,122

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(96,087)	69,303

CASH AND EQUIVALENTS - BEGINNING	107,780	38,477

CASH AND EQUIVALENTS - ENDING	$12,683	$107,780

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$25,485	$-
Income taxes	$47,935	$-

Cash and common stock given by shareholders to potential investee on behalf
of the Company in exchange for debt	$-	$20,0000

In addition to amounts reflected above, common stock was issued for:
Contractual advances to acquire common stock	$-	$70,000
Common stock issued for accrued compensation	$300,000	$-
Settlement of debt	$1,405,421	$15,750
Common stock issued for deferred consulting fees	$212,500	$-
Consulting services	$35,000	$671,750
Non cash financing transactions:
The Company incurred capital lease obligations of $304,884 and $2,912 in connection with lease agreements to acquire equipment, during 2000 and 1999, respectively.
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

						Accumulated
				Stock		Deficit During	Total
	Common Stock		Additional	Subscription	Deferred	the Develop-	Deficiency
Description	Shares	Amount	Paid-in Capital	Paid in Advance	Consulting Fees	ment Stage	in Assets
Balance, December 31, 1998	316,762,560	$316,762	$18,022,244	$(34,804)	$(397,160)	$(18,290,900)	$(383,858))
(restated)

Shares issued for services	38,279,748	38,280	633,470	-	-	-	671,750
Amortization of deferred
consulting fees	-	-	-	-	397,160	-	397,160
Shares issued for exting-
uishment of debt	796,785	797	14,953	-	-	-	15,750
Shares issued for cash	3,048,467	3,048	53,951	34,804	-	-	91,803
Shares issued to potential
investee	4,000,000	4,000	66,000	-	-	-	70,000
Dividends paid by subsidiary	-	-	-	-	-	(41,300)	(41,300)
Net Loss for the year 1999	-	-	-	-	-	(1,465,820)	(1,465,820)
Balance, December 31, 1999	362,887,560	362,887	18,790,618	-	-	(19,798,020)	(644,515)

Shares issued for services	4,950,000	4,950	242,550	-	-	-	247,500
Deferred consulting fees	-	-	-	-	(212,500)	-	(212,500)
Shares issued for exting-
uishment of debt	43,732,496	43,733	1,661,688	-	-	-	1,705,421
Shares issued for cash	10,869,802	10,870	899,414	-	-	-	910,284
Net loss for the year 2000	-	-	-	-	-	(1,669,522)	(1,669,522)
Balance, December 31, 2000	422,439,858	$422,440	$21,594,270	$-	$(212,500)	$(20,467,542)	$1,336,668
see accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and Capitalization

American Diversified Group, Inc. (ADGI) was organized January 16, 1979, under the laws of the State of Nevada. ADGI has two wholly-owned subsidiaries, Global Transmedia Communications Corporation (Global), a Delaware corporation, and NCI Telecom, Inc. (NCI), a Missouri corporation. In February 2000, the Company’s authorized common stock was increased to 700,000,000 shares.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of American Diversified Group, Inc. and its two wholly-owned subsidiaries, Global and NCI. All significant intercompany accounts and transactions of ADGI and Subsidiaries for the periods presented have been eliminated in consolidation.

Reclassifications and Restatements

Amounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation of the current year financial statements. Additionally, retroactive effect has been given to the mergers for purposes of comparative financial statement presentation.

Nature of Operations

During 1996, ADGI became a development stage company. During 1997 and 1998, ADGI generated initial, but limited, sales and receivables from the shipment of orders for generic pharmaceuticals and the sale of telecommunication services to customers in West Africa, however no revenues were generated from such efforts during 1999. During 1999, ADGI pursued the completion of its intended acquisition of Global, a telecommunications company, who is a facilities-based provider engaged in the business of Internet telephony and Voice Over Internet Protocol (VOIP), which was completed in February 2000. During 1999, the Company discontinued its efforts in connection with telecommunications products and services in West Africa. In March 2000, ADGI completed its acquisition of NCI Telecom, Inc., a company involved in Wide Area Network ("WAN") and Local Area Network ("LAN") technology, installation and service.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Property and Equipment

Property and equipment consists of office furniture and equipment, which are stated at cost. Depreciation is based on the estimated useful lives of the assets, using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. Gains and losses on disposition of property and equipment are included in income as realized.

Revenue Recognition

Revenues for voice, data, and other services to end-users are recognized in the month in which the service is provided. Amounts invoiced and collected in advance of services provided are recorded as deferred revenue. Revenues for carrier interconnection and access are recognized in the month in which the service is provided.

Sales of computer hardware, equipment, and installation is recorded when products are shipped to customers. Provisions for estimated returns and allowances are provided for in the same period the related sales are recorded.

The Company recognizes revenue on service contracts ratably over applicable contract periods. Amounts billed and collected before services are performed are included in deferred revenues.

Income Taxes

Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement 109 No. (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company’s financial statements compared to the tax returns.

Advertising costs

Advertising costs are charged to operations in the period incurred.

Deferred Consulting Fees

The Company issued shares of its common stock to consultants for services rendered and services to be rendered. The fair market value of the shares issued for future services is recorded as deferred consulting fees and is shown as a separate component of stockholders' equity in 2000. The deferred fees will be amortized to expense on a straight-line basis over the term of the respective consulting agreements.

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.

Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains its day-to-day operating cash balances at a single financial institution for each company in the consolidated group. At times, cash balances may be in excess of the FDIC insurance limits.

The Company operates worldwide. Consequently, the Company's ability to collect the amounts due from customers may be affected by economic fluctuations in each of the geographical locations in which the Company provides its services, principally Central and South America and India.

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

Basic Net Loss Per Common Share

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during each period. The basic net loss is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Available stock options at December 31, 2000 and 1999, were anti-dilutive and not considered common stock equivalents for purposes of computing net loss per common share.

Segment Reporting and Related Information

In June 1997, the FASB issued Statement No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. The provisions of this statement were effective for fiscal years beginning after December 15, 1997, and have been adopted by the Company.

Impairment of Long-Lived Assets

The Company follows FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 requires that impairment losses are to be recorded when long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell. There have been no material adjustments for impairment of long-lived assets.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2000	1999
Telecommunications equipment	$876,907	$-
Office furniture and equipment	182,028	60,960
Vehicles	12,440	12,440
	1,071,375	73,400
Accumulated depreciation	(176,157)	(40,403)
Property and equipment, net book value	$895,218	$32,997

Total depreciation expense for the years ended December 31, 2000 and 1999 amounted to $136,305 and $13,621, respectively. Included in cost of sales in 2000 is $113,458 of that year’s depreciation.

NOTE 3. BUSINESS ACQUISITIONS

Share Purchase Agreement with Global Transmedia Communications Corporation

ADGI and Global entered into a share purchase agreement effective February 19, 2000 (the "Agreement") pursuant to which ADGI acquired 100% of Global’s shares. This Agreement provided for the issuance to Global of units, which aggregate 25 million shares of common stock, based upon the average closing bid price of the shares during the ten-day period prior to February 19, 2000. The units also provided for the issuance of four warrants, Class A, B, C and D, each exercisable at $.08, which was the average closing bid price of the Company’s shares during the six month period prior to February 19, 2000. Each class of warrants provided for the issuance of 25 million shares and expired two years from the date of the Agreement. On January 5, 2001 the agreement was amended to increase the number of shares to be issued from 25 million to 85 million restricted shares with no warrants issued. This acquisition has been accounted for as a pooling of interests and accordingly all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Global.

Share Purchase Agreement with NCI Telecom, Inc.

In June 2000, ADGI entered into a share purchase agreement with NCI, whereby ADGI acquired 100% of the stock of NCI. The agreement provides for the issuance of 200,000 shares of ADGI to the shareholders of NCI. As a condition precedent to this Share Purchase Agreement, ADGI placed 800,000 shares of ADGI common stock with an escrow agent pending the fulfillment of certain conditions contained in the Share Purchase Agreement. These shares will be paid to two officers and shareholders of NCI as an inducement to enter into Employment Agreements with NCI. This acquisition has been accounted for as a pooling of interests and accordingly all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of NCI.

NOTE 4. MISCELLANEOUS RECEIVABLE

During 1996, the Company entered into an agreement to acquire Imaging Systems Synergies, Inc. (ISS). During negotiations with respect to the proposed acquisition, the Company advanced $100,000 to assist ISS in continuing its operations while the Company pursued its due diligence efforts.

Following the completion of the due diligence effort, the Company concluded that it should not acquire ISS and, after consulting with counsel, pursued a cause of action against ISS for damages, including recovery of the $100,000 advance. In September 1999, the Company was awarded a judgment against ISS in the amount of $125,000. However, the Company is uncertain if it will be successful in recovering any damages against ISS.

NOTE 5. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	2000	1999
Professional fees	$74,946	$19,425
Customer deposits and overpayments	4,040	14,988
Interest	863	3,363
	$79,849	$37,776

NOTE 6. CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following:

	2000	1999
Lease payments, payable in monthly installments totaling $11,120 and $101, respectively, inclusive of imputed interest at rates from 10% through 20% annually, maturing at various dates through Sept. 2003.	$274,745	$1,460
Current obligations under capital leases	(102,829)	(1,460)
Long-term obligations under capital leases	$171,916	$-

Future minimum lease payments under capital leases for years subsequent to December 31 are as follows:

2000	$133,872
2001	109,288
2002	78,023
321,183
Amount representing interest	(46,438)
Present value of future minimum lease payments	$274,745

Interest expense recorded on all capital lease obligations of the Company amounted to $10,753 and $290 for the years ended December 31, 2000 and 1999, respectively.

NOTE 7. DEFERRED CONSULTING FEES

In April 2000, Global entered into a one-year agreement with J. Randolph Dumas with the intent to form a legally binding business relationship which will focus on international telecommunications and telecommunications-related business activities of Global and its direct and indirect affiliates. In connection with the agreement, Dumas will acquire or otherwise make available a Dutch company or other offshore company ("NewCo"), which will become the exclusive operating vehicle for this business relationship between the parties. Dumas will be designated the Chairman and Chief Executive Officer of this company. Following the formation of NewCo, the Parties to this agreement agree to each contribute $25,000 into the capital account of NewCo for purposes of meeting the travel, administrative and related business expenses of NewCo.

During the two (2) year period between the first anniversary and third anniversary of this agreement, Dumas will have the right but not the obligation to sell or "put" his shares in NewCo to ADGI (or to any successor entity which exists at that time) at a price equal to the price/earnings multiple existing for ADGI (or other successor public entity which may exist at the time of the "put"), multiplied by the net income of NewCo for the calendar year in which the "put" is exercised. At Dumas’s option, the purchase consideration may take the form of all cash, all unrestricted stock in ADGI (or other successor which may exist at the time) or a combination of each.

After the third anniversary of this agreement, Global will have the one-time right within 60 days of the third anniversary, but not the obligation, to purchase or "call" all or a portion of Dumas’s ordinary shares in NewCo at a price based on the same formulas as described above. The purchase consideration may be formulated in whatever combination of cash and/or stock as Global may determine in its sole discretion. Global’s "call" option may be advanced at any time should Global or ADGI (or its successor company) be the subject of a bid by an unrelated/third party acquirer. In such event, the pricing formula for the buy-out of NewCo will reflect the same pro rata terms being offered by the acquiring company for Global/ADGI.

In accordance with the contract, the Company issued 4,250,000 shares of its common stock, valued at .05 a share, for a total of $212,500, in exchange for current and future consulting services. These shares are held in Global’s treasury pending the passage of twelve (12) months from the date of this Agreement. After twelve (12) months these shares will be deemed to be fully vested and will be delivered unconditionally to Dumas. The fair market value of these future services will be amortized over the term of the agreement.

NOTE 8. RELATED PARTY TRANSACTIONS

Notes Payable - Shareholders

As of December 31, 2000 and 1999, the Company is obligated under convertible promissory notes payable as follows:

	2000	1999
Former director	$75,000	$75,000
Current officer	-	87,420
Current officer	-	39,000
Consultant	8,000	42,000
Shareholders	-	330,000
Long-term obligations under capital leases	$83,000	$573,420

These notes principally represent advances to the Company by officers, directors, consultants, and shareholders. There is no formal repayment plan, the notes bear no interest and are convertible into common stock.

Employment Agreement

Effective October 1, 1996, the Company entered into a three-year employment agreement with its President wherein the Company agreed to pay compensation of $100,000 annually, payable monthly at the rate of $8,333. In accordance with the agreement, this compensation has been accrued but remained unpaid as of the year ended December 31, 1999, due to the Company's lack of positive cash flow. In March 2000, the accrued but unpaid compensation was converted into 10 million shares of common stock. (See Note 11.) In December 2000, this employment agreement was renewed for a one-year term through December 2000, for $100,000 annual compensation. The compensation will be deferred until the Company has adequate cash flows, unless the President decides to accept a convertible note for his services.

Shares Issued for Services

In 1999, the Company issued 9.75 million shares, valued at $152,000, to a consultant (Higher Ground, Inc.), which entity is controlled by the President and Chief Executive Officer of the Company, for consulting services in connection with matters beyond and deemed unrelated to the duties under the officer’s employment agreement.

The Company’s corporate securities counsel and Corporate Secretary was issued a total of approximately 15.38 million shares of common stock in 1999, valued at $276,500, for services rendered.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is presently in a dispute with two former consultants who resigned as consultants to the Company prior to December 31, 1998. The remaining balance of a loan payable of $15,000 originally advanced by the consultants was written-off based on the belief that such loans had been satisfied based in part on the consideration given in the consulting agreement. The Company has taken the position that it owes no further compensation to the consultants, and further that the loans from these two individuals have been satisfied, as a result of the consideration given to the consultants, the consultants’ resignation and their failure to provide services required under the consulting agreement. The agreement provided for the arbitration in the event of any dispute. As of the date of this report, the Company cannot predict the outcome of any legal proceeding or arbitration, or whether, as a result of any such proceeding or arbitration, the Company will be required to issue additional common stock as consideration or repay any loans.

In October 1999, the Company settled similar claims of a third consultant, who had also provided other services to the Company from 1995 through the end of 1998, individually and through entities the consultant controlled, unrelated to the June 1998 consulting agreement between the Company and the two former consultants mentioned above. The settlement provided for the issuance of 3 million shares, including 2 million restricted shares under Rule 144. The issuance of these shares was recorded as additional compensation to the consultant.

An entity controlled by certain present and former employees of the Company had agreed to sell to us telephone equipment and contracts for our telephone services in Mexico. To date, we have paid a total of $343,500 against the purchase price of these items. We believe the equipment item is presently located in Mexico where it was to be placed in service for Global's Mexican operations. The equipment has not yet been delivered to us.

A controlling shareholder of such entity is also a principal substantial shareholder of our Company who received our shares in exchange for Global shares under the Agreement. As a result, we believe that such entity will fulfill its obligations to deliver the equipment and services. In the event, however, that these obligations are not performed, we would be required to write-off part or all of the $343,500 payment made for such equipment and services, which would have a material adverse effect on our financial condition. We are not yet in a position to assess the possible outcome of this transaction.

Leases and Rents

Effective February 1, 1999, ADGI leased its executive office premises in North Carolina under a one-year lease agreement with monthly rent payments of $605. Effective February 1, 2000, the lease was renewed for one year with monthly rent payments of $640. The lease is expected to be renewed for another year once it expires in February 2001.

Global leases facilities in four different cities under three and five-year operating leases expiring at various dates through May 2005. These leases provide for monthly payments ranging from $1,149 to $3,136.

Effective September 1, 1999, NCI leased its facilities under a one-year lease agreement with monthly rent payments of $700 and renewed the lease in September 2000 for another year.

Future minimum rental payments required under the above operating leases subsequent to the year ended December 31 is as follows:

2000	$117,267
2001	109,687
2002	80,825
2003	74,442
2004	31,018
$413,239

Rent expense for 2000 and 1999 was $90,597 and $15,392, respectively.

NOTE 10. INCOME TAXES

Deferred income taxes and benefits for 2000 and 1999 are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. The tax effects (computed at 15%) of these temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

		Current
		Period
	1999	Changes	2000
Deferred tax assets:
Accrued officers’ compensation	$45,000	($41,250)	$3,750
Allowance for doubtful accounts	871	32,244	33,115
Consulting services elected as start-up
costs under IRC Sec. 195 (b)	2,125,444	-	2,125,444
Net operating loss carryforwards	166,304	101,584	267,888
	2,337,619	92,578	2,430,197
Valuation allowance	(2,337,618)	(92,578)	(2,430,197)
Net deferred tax asset	$-	$-	$-

The Company has accumulated net operating losses, which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the financial statements. A deferred tax asset for the future benefits of net operating losses and other differences is offset by a 100% valuation allowance due to the uncertainty of the Company’s ability to utilize the losses. These net operating losses begin to expire in the year 2020.

At the end of 2000, the Company had net operating loss carryforwards of approximately $1,785,900 which expire at various dates through 2020, however due to ownership changes as defined in Section 382 of the Internal Revenue Code, the Company is limited in its ability to utilize the loss carryforwards.

NOTE 11. COMMON STOCK TRANSACTIONS

During the year ended December 31, 1999, the Company issued the following shares of Common stock:

Date Issued	Shares	Consideration	Valuation	Relationship
March 16, 1999	2,000,000	Consulting services	$40,000	Consultant
March 16, 1999	1,000,000	Consulting services	20,000	Corporate secretary/legal counsel
March 16, 1999	2,000,000	Consulting services	40,000	Consultant
March 16, 1999	2,000,000	Consulting services	20,000	Consultant
March 16, 1999	1,000,000	Options exercised	8,000	Consultant
March 16, 1999	1,000,000	Options exercised	8,000	Corporate secretary/legal counsel
March 16, 1999	1,000,000	Options exercised	10,000	Consultant
March 16, 1999	1,000,000	Options exercised	8,000	Consultant
March 16, 1999	1,000,000	Unpaid options	0	Consultant
March 29, 1999	1,000,000	Consulting services	16,000	Corporate secretary/legal counsel
March 29, 1999	1,500,000	Consulting services	24,000	Consultant
March 29, 1999	2,000,000	Consulting services	32,000	Consultant
March 29, 1999	1,000,000	Consulting services	16,000	Consultant
March 29, 1999	125,000	Consulting services	2,000	Consultant
March 29, 1999	3,000,000	Letter of intent	48,000	Potential investee
March 29, 1999	1,000,000	Options exercised	10,000	Consultant
March 29, 1999	1,000,000	Options exercised	8,000	Consultant
March 29, 1999	1,000,000	Unpaid options	0	Consultant
August 5, 1999	1,750,000	Consulting services	38,500	Corporate secretary/legal counsel
August 5, 1999	1,250,000	Consulting services	27,500	Consultant
August 5, 1999	250,000	Consulting services	5,500	Consultant
August 5, 1999	500,000	Options exercised	5,000	Corporate secretary/legal counsel
August 5, 1999	1,000,000	Options exercised	22,000	Consultant
August 5, 1999	4,500,000	Unpaid options	0	Corporate secretary/legal counsel
September 8, 1999	1,000,000	Consulting services	20,000	Consultant
September 8, 1999	2,000,000	Consulting services	40,000	Corporate secretary/legal counsel
September 8, 1999	2,000,000	Consulting services	20,000	Consultant
September 8, 1999	1,000,000	Options exercised	20,000	Consultant
September 8, 1999	1,000,000	Settlement	20,000	Former consultant
September 8, 1999	2,000,000	Unpaid options	0	Corporate secretary/legal counsel
October 7, 1999	2,000,000	Settlement	20,000	Former consultant
November 24, 1999	4,000,000	Consulting services	20,000	Consultants
During the year ended December 31, 2000, the Company issued the following shares of Common stock:
March 16, 2000	10,000,000	Satisfaction of debt	$300,000	President
March 16, 2000	8,420,000	Satisfaction of debt	129,421	President and his affiliate
March 16, 2000	6,500,000	Satisfaction of debt	39,000	Corporate secretary/legal counsel
March 16, 2000	2,000,000	Options exercised	20,000	Consultant
March 31, 2000	1,000,000	Options exercised	80,000	President
March 31, 2000	312,500	Options exercised	30,000	Corporate secretary/legal counsel
March 31, 2000	100,000	Business valuation	5,000	Consultant
March 16, 2000	1,750,000	Sale of stock	140,000	President and Corporate
				secretary/legal counsel
March 16, 2000	3,562,500	Sale of stock	285,000	Various investors
March 16, 2000	2,244,802	Sale of stock	114,584	Various investors
October 16, 2000	2,702,083	Sale of stock	216,167	Various investors
October 16, 2000	4,250,000	Future consulting	212,500	Consultant
October 16, 2000	500,000	Marketing services	25,000	Consultant
December 31, 2000	6,510,413	Convertible note	520,833	Various investors
December 31, 2000	9,600,000	Convertible note	500,000	Various investors
December 31, 2000	100,000	Consulting services	5,000	Consultant

In addition to the above, the Company issued 85,000,000 in exchange for Global shares, and 1,000,000 in exchange for NCI shares. Both issuances have been applied retroactively to the beginning balances as a pooling of interests.

In connection with the above, for certain issuances of shares Forms S-8 have been filed with the Securities and Exchange Commission relative to such issuances of stock. The shares issued were valued by the Company based upon the average bid and asked price of the shares on the date of issuance. The value of these shares was charged to expense unless they were in consideration for future services, in which case they were recorded as deferred consulting fees.

For other issuances of shares during the periods described above, the Company issued restricted shares (Rule 144) of its common stock to consultants and officers for services to the Company. The shares issued were valued by the Company based upon half of the average bid and asked price of the Company’s shares on the date of issuance. The value of these shares was charged to expense.

As reflected above, the Company issued a total of 14,404,748 million option shares to its corporate securities counsel and Corporate Secretary and various consultants in connection with services for the Company. The differences between the amounts paid for the option shares and the value of the option shares issued (based on the average bid and asked price of the shares on the date of issuance), totaling $290,250, was recorded as additional compensation for services and was charged to expense.

NOTE 12. STOCK OPTIONS

Options Pursuant to Private Placements

In connection with the Company's private placement of its common stock in April 1997, the Company issued a total of 3,250,000 shares at $.04 per share together with 3,250,000 common stock purchase options exercisable by the holders to purchase additional 3,250,000 shares at a price of $.08 per share, which were to expire April 15, 2000. In 1999, the Company agreed to extend the options to January 1, 2001. The Company has agreed to register the shares underlying the options in a registration statement of Form SB-2 as soon as reasonably practicable as part of a Registration Statement it intends to file in the future (piggy-back rights). In March 1998, the Company issued an additional 1,550,000 shares under the same terms as the April 1997 private placement.

Options Pursuant to Consulting Agreements with ETLC

In connection with the Company's consulting agreement with one consultant, ETLC (which is also a shareholder), the Company granted options exercisable to acquire shares of the Company's common stock. The consultant was granted options to acquire 10 million shares per year, for up to five years, provided that the shareholder/consultant was continuing to provide services to the Company during each of the five years. This agreement was amended in March 1998, and the consultant had the option to acquire 20 million shares, with 10 million shares exercisable through November 1998 and an additional 10 million shares exercisable through November 1999. The options were extended until April 15, 2000, and were exercisable at the lower of $1.00 per share or 50% of the average bid price of the shares during the 10 days prior to the exercise of the options. During 1999, the Company discontinued its efforts in connection with telecommunications products and services in West Africa, and, as a result, the Company and ETLC agreed to terminate the call-back joint venture in West Africa and the Company canceled ETLC’s rights to 47 million shares subject to common stock purchase options.

Options Shares Issued to Consultants

During the periods described below, the Company option shares of its common stock to consultants and officers in connection with services to the Company. The shares issued were valued by the Company based upon the average bid and asked price of the shares on the date of issuance.

In March 1999, the Company issued a total of 8,453,125 million common stock options, valued at $155,250, to its corporate securities counsel and Corporate Secretary and various consultants. Five million options were exercisable at the lower of $.015 per share or 50% of the average bid price of the shares on the date of notice of the exercise of the options. The remaining 3,453,125 million options were exercisable at the lower of $1 per share or 50% of the average bid price of the shares on the date of notice of the exercise of the options. The options were set to expire January 1, 2001. During April 1999, three million shares of common stock options were exercised at $.008 per share and in May 1999, one million shares of common stock options were exercised at $.008 for the option from March 1999. In addition, during April 1999, 500,000 common stock options were exercised at $.01 per share and in May 1999, 1.5 million options were exercised at $.01 per share for the option from March 1999. A total of $52,000 was received by the Company in connection with the exercising of options. The difference between the value of the options exercised and the amounts received in payment for these, was recorded as additional compensation and charged to expense, totaling $ 103,250.

In August 1999, the Company issued a total of 6 million common stock options, valued at $132,000, to its corporate securities counsel and Corporate Secretary and a consultant, exercisable at the lower of $1.00 per share or 50% of the closing bid price of the shares on the date of notice of the exercise of the options or a price to be determined by the Company. A total of $5,000 was received by the Company in connection with the exercising of 1,000,000 options. The difference between the value of the 1,000,000 options exercised and the amounts received in payment, was recorded as additional compensation and charged to expense, totaling $22,000. In November 1999, the Board of Directors agreed to waive the option price due on the 5 million options issued to its corporate securities counsel and Corporate Secretary, valued at $105,000, and charged this amount to expense.

In September 1999, the Company issued a total of 3 million common stock options, valued at $60,000, to its corporate securities counsel and Corporate Secretary and a consultant, exercisable at the lower of $.015 per share or 50% of the closing bid price of the shares on the date of notice of the exercise of the options or a price to be determined by the Company. To date no amounts have been received by the Company in connection with these options. In November 1999, the Board agreed to waive the option price due on the 2 million options issued to its corporate securities counsel and Corporate Secretary, valued at $40,000, and charged this amount to expense.

NOTE 13. GOING CONCERN AND MANAGEMENT’S PLANS

As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2000, the Company incurred a net loss of $669,522. Consequently, there is an accumulated deficit at December 31, 2000. These factors, as well as the uncertain conditions the Company faces regarding its ability to successfully offer and sell telecommunications products and services, creates substantial doubt about the Company's ability to continue as a going concern.

Due primarily to the acquisition of its operating subsidiaries, and the resultant income generated, as well as the extinguishment of certain debts in exchange for common stock, the Company has reversed the working capital deficiency and deficiency in assets that existed as of December 31, 1999. The Company became an operating Company and generated revenues of approximately $3.5 million during 2000. The Company, through Global, is currently continuing the process of expanding its services in Central and South America, Europe, and Asia.

During the 2001, the Company anticipates generating significantly increased revenues. The Company expects to raise between $5 million to $10 million in financing to provide its operating subsidiaries’ with working capital during the 2001 fiscal year to fund the expansion of Global and NCI. However, there is no assurance that the terms and conditions of such financing, if available, will be at terms and conditions acceptable to the Company.

In addition, the Company will continue to explore potential joint ventures and acquisitions of other firms, including telecommunications companies, with positive cash flow, in order to develop and expand its business and operations, as well as seeking other business opportunities. The Company entered into consulting agreements to assist in entering into these fields and becoming an operating company.

Further, while there can be no assurance that any of the outstanding stock options will be exercised, based upon certain indications of interest expressed by several of the private investors, the Company reasonably expects that options will be exercised and generate capital. .

To date, the Company has been dependent upon the willingness of its consultants, officers, directors, and professionals to accept shares issued for services, in lieu of cash compensation. The Company will continue to be dependent upon the willingness of persons to accept shares as compensation for services, and on advances from its shareholders, until such time, if ever, that it generates a positive cash flow from operations

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 14. SEGMENTS AND RELATED INFORMATION

During the current year, the Company adopted FASB Statement No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information," which changes the way the Company reports information about its operating segments.

The Company’s two business segments have separate management teams and infrastructures that offer different services. They are managed separately because each business segment provides different unrelated services. The Company’s two business segments are Global and NCI.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based. The Company evaluates performance based on operating earnings of the respective business units.

Segment information for the years ended December 31, 2000 and 1999 are as follows:

	Year ended December 31, 2000
	GLOBAL	NCI	Unallocated	Total
Net sales from external
Customers	$2,540,896	$958,795	$ -	$3,499,691
Cost of sales	1,470,670	613,548	-	2,084,218
Gross margins	1,070,226	345,247	-	1,415,473
Operating (loss)	(165,335)	(19,239)	(401,617)	(586,191)
Depreciation and amortization	123,697	8,987	3,734	136,418
Interest income	30,982	-	-	30,982
Interest expense	36,167	387	25,417	61,971
Income taxes	-	52,342	-	52,342
Total assets	2,226,427	119,461	10,050	2,355,938
Capital expenditures	688,668	437	3,908	693,013

	Year ended December 31, 1999
	GLOBAL	NCI	Unallocated	Total
Net sales from external
Customers	$17,352	$834,911	$ -	$852,263
Cost of sales	-	349,139	-	349,139
Gross margins	17,352	485,772	-	503,124
Operating (loss) earnings	(314,601)	95,695	(1,218,967)	(1,437,873)
Depreciation and amortization	1,033	9,544	3,157	13,734
Interest income	-	-	-	-
Interest expense	22,512	528	-	23,040
Income taxes	-	4,907	-	4,907
Total assets	352,769	90,152	9,334	452,255
Capital expenditures	2,913	-	3,160	6,073

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name	Age	Position	Term
Jerrold Hinton	59	President, CEO, Director	One Year
Thomas J. Craft, Jr., Esq.	36	Secretary, Director	One Year
Vivian Manevich	41	President, Global	One Year
Peter J. Lindemann	46	Vice President, CEO of Global	One Year

All directors hold office until the next annual meeting of our stockholders and until their successors have been elected and shall qualify. Officers serve at the discretion of our Board of Directors, but we contemplate that we may elect during the current year to enter into employment agreements with certain of our executive officers and directors,  in addition to the agreement we have with Jerrold R. Hinton. The terms of any new agreements have not been determined as of the date of this Report on Form 10-KSB. In addition, as part of the Agreement with Global, Global had agreed to enter into employment agreements with its executive officers, but no agreements were finalized.

Jerrold R. Hinton has served as President, Chief Executive Officer and a Director from March 1995 to the present in a full time capacity. Dr. Hinton, a graduate of Florida State University, holds bachelors, masters and doctorate degrees in management, engineering and real estate. From 1992 to early 1995, prior to joining the Company Dr. Hinton served as an officer of United Biomedical, Inc., a private company.

Thomas J. Craft, Jr., Esq., is an attorney practicing law under the laws of the State of Florida. Mr. Craft has been Secretary, Corporate Counsel and a Director since March, 1996. From July 1994 to December, 1997, Mr. Craft was also Counsel, Secretary and a Director of Phoenix International Industries, Inc., a development stage public company located in West Palm Beach, FL. During the past five years, prior to his present positions, Mr. Craft was engaged in the private practice of law in West Palm Beach, FL. In addition, prior to joining the Company, Mr. Craft served as an Intern for United States Senator, Bob Graham, Florida. Mr. Craft is also an officer, director and a principal shareholder of Fifth Avenue Acquisition I and II Corps., which are reporting non-operating companies under the Exchange Act.

Vivian Manevich is the President of Global and was a co-founder of Global in October 1996. Prior to forming Global, Ms. Manevich held several management positions in corporations in both the U.S. and Colombia. She served as Administrative Director for Quiet Nacelle Corporation, located in Miami, Florida, a aircraft design and development company.  Prior to joining Quiet Nacelle in 1984, Ms. Manevich was the Assistant Director of Sales and Marketing for the distributor of Yamaha products in Colombia prior to which date Ms. Manevich formed and owned a marketing research company in Medellin, Colombia, providing consulting services for  advertising agencies. Ms.Manevich holds an M.B.A. Degree in Marketing, Georgia State University, and B.S. Degree in Marketing, University of Florida.

Peter J. Lindemann, Vice President and Chief Executive Officer of Global. Prior to joining Global in October 1999, Mr. Lindemann was involved in international telecommunications business development projects as an independent consultant in Mexico and in several foreign countries in Asia . Prior to this, Mr. Lindemann was a consultant to  firms that specialize in strategic planning regarding security measures and systems. Mr. Lindemann was selected to write the preface to TeleGeography’s publication, Hubs and Spokes, an Internet guide and analysis resource published in April 2000.

(B) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more that ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. Based solely upon our review we disclose the following failures to file reports under Section 16(a) of the Exchange Act:

Name of Officer/Director	Forms Not Filed
Jerrold R. Hinton	Forms 3, 4 and 5
Thomas J. Craft, Jr.	Forms 3, 4 and 5
Vivian Manevich	Forms 3, 4 and 5
Peter J. Lindemann	Forms 3, 4 and 5

ITEM 10. EXECUTIVE COMPENSATION.

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Jerrold Hinton CEO, President	2000	100,000(a)	0	0	0	0	0	0
Jerrold Hinton CEO, President	1999	100,000(a)	(1)	0	0	0	0	0
Jerrold Hinton CEO, President	1998	100,000(a)	(2)	0	0	0	0	0
Thomas J. Craft, Jr., Secretary, Director	2000	0(b)	0	0	0	0	0	0
Thomas J. Craft, Jr., Secretary, Director	1999	0(b)	0	0	0	0	0	0
Thomas J. Craft, Jr., Secretary, Director	1998	0(b)	0	0	0	0	0	0
Vivian Manevich, President, Director Global	2000	90,000	0	0	0	0	0	0
Peter J. Lindemann, VP, CEO, Director of Global	2000	0	0	0	0	0	0	0

(a) Mr. Hinton originally entered into an employment agreement with us for a period of three years, commencing October 1996, which provided for annual compensation of $100,000, which agreement was extended for an additional three year term in October 1999. Such salary was accrued but unpaid through December 31, 1999 and subsequent to the end of the year ended December 31, 1999, Mr. Hinton entered into an agreement to waive the accrued but unpaid salary through the year ended 1999 in consideration for the issuance of shares.  Mr. Hinton was also  issued shares in registration statements on Form S-8, shares with a restrictive legend in consideration for continued services to the Company, shares with restrictive legend upon conversion of debt into equity and shares upon exercise of options as discussed below. In addition, shares were issued to Higher Ground, Inc., a corporation controlled by Mr. Hinton.

(b) Mr. Craft was also issued shares in registration statements on Form S-8, shares with a restrictive legend in consideration for continued services to the Company, shares with restrictive legend upon conversion of debt into equity and shares upon exercise of options as discussed below. Mr. Craft has the right under an option to acquire an additional 6 million shares at an exercise price the lower of $.08 per share or fifty percent of the closing bid price of the shares on the date(s) of exercise of the options, in whole or in part.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

At April 16, 2001, we had 422,439,858 shares issued and outstanding. The table below sets forth the share ownership of our executive officers and directors, individually and as a group, and the executive officers of Global. No other person is the beneficial owner of more than 5% of our issued and outstanding shares

Title of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percentage of Class(1)
Common Stock	Jerrold R. Hinton, 110 North Center St. Suite 202, Hickory, NC 28601	29,432,524 shares (2)	6.97%
Common Stock	Thomas J. Craft, Jr. 301 Clematis Street Suite 300, West Palm Beach, FL 33401	7,812,500 shares (3)	1.82%
Common Stock	Vivian Manevich, President of Global, 444 Brickell Avenue, Suite 522, Miami, FL 33131	21,250,000 shares (4)	5.03%
Common Stock	Peter Lindemann, 444 Brickell Avenue, Suite 522, Miami, FL 33131	4,250,000 shares (4)	1.0%
Common Stock	Timothy Huff, Principal Shareholder, 444 Brickell Avenue, Suite 522, Miami, FL 33131	25,500,000 (4)	6.0%
Common Stock	All executive officers and directors of the Company as a group (2 persons, excluding executive officers of Global)	37,245,024 shares (1)	8.82%
(1) Based upon 422,439,858 shares issued and outstanding on April 16, 2001, except with respect to Mr. Craft, individually, whose percentage ownership includes six million shares underlying options.
(2) The shares owned beneficially by Jerrold R. Hinton also include shares owned of record by Higher Ground, a corporation controlled by Mr. Hinton, which may be deemed beneficially owned by Mr. Hinton.
(3) Includes options to purchase six million shares granted to Mr. Craft, which are exercisable at the lower of $.08 per share or a price equal to fifty (50%) percent of the closing bid price of the shares prior to the exercise of the options.
(4) Represents shares issued to Global's executive officers, Vivian Manevich, President of Global and Peter Lindemann, CEO of Global, and to Timothy Huff, a principal shareholder of Global, in connection with the Share Purchase Agreement, as amended, between the Company, Global and Global's shareholders, effective on February 19, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2000 and 1999, we had transactions with related parties. We issued shares to our executive officers and directors and to Higher Ground, Inc. which is controlled by Jerrold R. Hinton, our president, chief executive officer and chairman,   in consideration for services,  loans advanced to us and/or upon exercise of options as follows:

With respect to Higher Ground: during 2000 and 1999, respectively,   we issued 0 restricted shares and 2.5 million restricted shares, respectively and we issued 0 shares and 6.25 million shares under registration statements on Form S-8;

With respect to Jerrold R. Hinton: during 2000 and 1999, respectively, we issued 25,170,000 restricted shares and 0 restricted shares, respectively.

With respect to Mr. Craft: during 2000 and 1999, respectively, we issued 6.8125 million restricted shares and 1 million restricted shares, respectively, and we issued 0 shares and 9 million shares under registration statements on Form S-8, which issuances also included Mr. Craft's staff and consultants. Mr. Craft was also granted options to purchase 9.5 million shares under these registration statements. In addition, we have agreed to issue Mr. Craft's firm 1,878,333 restricted shares pursuant to the conversion of $56,350 in debt that we owed Mr. Craft's law firm as of December 31, 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS
EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to the Company's Registration Statement on Form 10-SB and incorporated herein by reference)
3.2	Bylaws (filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB and incorporated herein by reference)
10.1	Material Contracts-Consulting Agreements and Employment Agreement (filed as Exhibits to Registration Statements on Form S-8 and post-effective amendments thereto and incorporated herein by reference)
10.2	Share Purchase Agreement between the Company and the shareholders of Global Transmedia Communications Corporation (filed as an exhibit to our Annual Report on Form 10-KSB for our year ended December 31, 1999 and incorporated by reference)
10.3	Amendment to Share Purchase Agreement between the Company and the shareholders of Global (filed as an exhibit to our Form 8-K on January 10, 2001 and incorporated by reference)
99.1	Safe Harbor Compliance Statement for Forward-Looking Statements filed herewith

(B) REPORTS ON FORM 8-K

We filed a Form 8-K on January 10, 2001 reporting the amendment to the Share Purchase Agreement between the Company and the former shareholders of Global, reflecting the change in the nature and amount of consideration.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN DIVERSIFIED GROUP, INC.

By: /s/ Jerrold Hinton
Jerrold Hinton, President, Chief Executive Officer

Dated: April 19, 2001

EXHIBIT 99.1

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS

In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. American Diversified Group, Inc. ("the Company") intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

"Forward-looking statements" are defined by the Reform Act. Generally, forward-looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward- looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, the investment community is urged not to place undue reliance on written or oral forward-looking statements of the Company. The Company undertakes no obligation to update or revise this Safe Harbor Compliance Statement for Forward-Looking Statements (the "Safe Harbor Statement") to reflect future developments.