Form 10QSB
period 2001-03-31
AMERICAN DIVERSIFIED GROUP INC
filed 2001-05-18
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

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
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 427,062,358 shares issued as of May 15, 2001
Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

March 31, 2001
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,884
Accounts receivable, less allowance for doubtful accounts of $220,770	865,584
Unbilled revenues	140,372
Receivable from related parties	236,843
Prepaid expenses	11,519
TOTAL CURRENT ASSETS	1,278,202
PROPERTY AND EQUIPMENT (less accumulated depreciation of $192,077 and $176,157)	879,298

OTHER ASSETS
Goodwill	7,500
Organization costs, net	537
Deposits	321,880
Miscellaneous receivable (less $125,000 allowance for uncollectibility)	-
TOTAL OTHER ASSETS	329,917

TOTAL ASSETS	$2,487,417

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$283,077
Current portion of capital lease obligations	62,472
Accrued payroll and related taxes	102,682
Accrued expenses and other liabilities	281,596
Deferred revenues	83,658
Accrued income taxes payable	47,935
Related party payables	103,352
TOTAL CURRENT LIABILITIES	964,772

LONG-TERM LIABILITIES
Capital lease obligations	$211,019
Notes payable-stockholders	83,000
TOTAL LONG-TERM LIABILITIES	294,019
TOTAL LIABILITIES	1,258,791

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $10 par value, 50,000 shares authorized;	$-
none issued and outstanding
Common stock, $.001 par value, 700,000,000 shares authorized;
427,062,358 shares issued and outstanding	$427,063
Additional paid-in capital	21,936,547
Deferred consulting fees	(159,375)
Accumulated deficit	(20,975,609)
TOTAL STOCKHOLDERS' EQUITY	1,228,626

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,487,417
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	For the	For the
	Three-Months Ended	Three-Months Ended
	March 31, 2001	March 31, 2000
REVENUES
Sales	$758,933	$1,160,135
Cost of sales	599,952	707,146
GROSS MARGIN	158,981	452,989

EXPENSES
Payroll and related taxes	41,327	118,616
Professional fees	59,384	40,249
Officers' salary	78,750	52,370
Consulting fees	352,693	4,800
Other operating expenses	20,344	19,786
Telephone and communications	25,940	28,804
Travel and related expenses	18,247	29,469
Rents	32,080	10,487
Insurance and employee benefits	19,685	8,230
Depreciation and amortization	8,641	3,016
TOTAL EXPENSES	657,091	315,827

INCOME (LOSS) FROM OPERATIONS	(498,110)	137,162

OTHER INCOME (EXPENSE)
Interest income	5,245	2,026
Interest expense	(15,202)	(20,303)
NET OTHER INCOME (EXPENSE)	(9,957)	(18,277)

INCOME (LOSS) BEFORE INCOME TAXES	(508,067)	118,885

INCOME TAXES	-	(15,000)

NET INCOME (LOSS)	$(508,067)	$103,885

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	424,748,747	286,058,110
(BASIC AND DILUTED)

NET INCOME (LOSS) PER SHARE (BASIC AND DILUTED)	$(0.00)	$0.00
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2001	March 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(508,067)	$103,885
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation and amortization	15,948	18,402
Amortization of deferred consulting fees	53,125	-
Common stock exchanged for services	324,000	-
(Increase) decrease in assets:
Accounts receivable and unbilled revenues	(125,589)	(264,897)
Prepaid expenses	-	94,000
Increase (decrease) in liabilities:
Accounts payable	(57,965)	8,424
Accrued payroll and related taxes	38,482	-
Accrued expenses and other liabilities	201,747	(15,202)
Deferred revenues	24,351	37,027
Accrued income tax payable	-	(4,326)
NET CASH USED BY OPERATING ACTIVITIES	(33,968)	(22,687)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(130,257)
Payments for related party receivables (net)	(13,307)	(24,352)
Deposits	(5,680)	(8,543)
NET CASH USED BY INVESTING ACTIVITIES	(18,987)	(163,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	22,900	260,000
Payments for capital lease financing	(1,254)	-
Proceeds from related party payables	57,500	-
Payments on related party payables	(15,000)	-
Proceeds from notes and loans payable	-	250,000
Payments on notes and loans payable	-	(98,710)
Proceeds from notes payable to shareholders (net)	-	5,616
NET CASH PROVIDED BY FINANCING ACTIVITIES	64,146	416,906

NET INCREASE IN CASH AND EQUIVALENTS	11,191	231,067
CASH AND EQUIVALENTS - BEGINNING	12,693	107,787
CASH AND EQUIVALENTS - ENDING	$23,884	$338,854

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$15,202	$5,219
Income taxes	$ -	$ -

In addition to amounts reflected above, common stock was issued for:
Settlement of debt	$ -	$468,421
Consulting services	$324,000	$ -
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All adjustments are of a normal recurring nature.

Certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto as of December 31, 2000 contained in the Company's Form 10-KSB.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of American Diversified Group, Inc. (ADGI) and its two wholly-owned subsidiaries, Global Transmedia Communications Corporation (Global) and NCI Telecom (NCI). All material intercompany accounts and transactions have been eliminated.

NOTE 3 – EARNINGS (LOSS) PER SHARE

Per share information is computed based on the weighted average number of common shares outstanding (basic and diluted) during the period.

Item 2. Management’s Discussion and Analysis

Forward-Looking Statements; Market Data

Forward-Looking Statements: This Form 10-QSB and other statements issued or made from time to time by American Diversified Group, Inc. (the "Company") contain statements which may constitute "Forward-Looking Statements" within the meaning of the Securities Act of 1933, as amended (the "Act") and the Securities Exchange Act of 1934 (the "Exchange Act") by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections  77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding the intent, belief or current expectations of the Company, its officers and directors and the officers and directors of the Company's subsidiaries (collectively, the "Company") as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to the Company's management that could cause actual results to differ from those in forward-looking statements are set forth in the Safe Harbor Compliance Statement for Forward-Looking Statements.

We make forward-looking statements in this Item 2. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

This Quarterly Report contains certain estimates and plans related to the telecommunications industry in which our subsidiaries, Global Transmedia Telecommunications Corporation, a Florida corporation ("Global") and NCI Telecom, Inc., a Missouri corporation ("NCI") operate. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know what level of growth in the telecommunications industry, and particularly in those Voice over Internet Protocols ("VoIP") markets in which Global operates and the Wide Area Network ("WAN") and Local Area Network ("LAN") business in which NCI operates. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from Global, NCI and our consolidated business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

Results of Operations

American Diversified Group, Inc. (the "Company" is also referred to as "we", "us" and "our") is no longer considered  a development stage company, because significant revenue generating operations have commenced and are anticipated to continue. We completed the acquisition of Global in February, 2000, and the acquisition of NCI in June, 2000. The period comparisons below include the Company, Global and NCI.

We had revenues on a consolidated basis of $758,933 for the three-month period ended March 31, 2001, compared to $1,160,135 for the comparable three-month period of the prior year. Global's revenues were $696,836 and $605,000 for the three-month periods ended March 31, 2001 and 2000, respectively, and NCI's revenues were $62,097 and $555,135 for the three-month periods ended March 31, 2001 and 2000, respectively. The reason for the decrease in revenues of $401,202 or 35%  was principally attributable to the significant decrease in NCI's revenues by $493,038. NCI experienced this decrease because of a significant decline in demand WAN and LAN networks and the corresponding increased competition in the declining market for telecommunications products and services. NCI had deferred revenues of $83,658 from maintenance contracts which are recognized ratably over the term of such contract.

We had a consolidated net loss of $508,067 ($0.00 per share) for the three-month period ended March 31, 2001, compared to consolidated net income of $103,885 ($0.00) per share.

Our gross margins on a consolidated basis for the three-month period ended March 31, 2001 were $158,981 or 21%, compared to $452,989 or 39% for the same period in 2000. Global's gross margins were $105,987 or 15% for the three-month period ended March 31, 2001. NCI's gross margin for the period ended March 31, 2001 was $52,994 or 85%, which is not indicative for future periods because of changing market conditions in NCI's business. The gross margin for Global were $313,529 or 52% for the same three-month period of 2000, and  NCI's gross margin was $139,460 or 25% for the three-month period ended March 31, 2000. The reasons for the decrease in Global's profit margin is related to the change in the composition of Global's sales from non-recurring sales generated by term contracts from network services and supplies during the period ended March 31, 2000, for which costs of sales were lower and therefor profit margins were higher. This is compared to sales from network operations and pre-paid calling and carrier traffic during the period ended March 31, 2001, for which costs of sales, including fixed costs, were higher and profit margins lower.

During our three-month period ended March 31, 2001, we had a loss from operations on a consolidated basis of $498,110, compared to income from operations of $137,162 for the same period of the prior year. The principal reason for the loss from operations for the three-months ended March 31, 2001 was reduced profit margins as discussed above, increased professional and consulting fees, which included a non-cash expense of $377,125, of which $324,000 was for shares issued for services in February 2001, and $53,125 for amortization of deferred consulting fees. The loss from operations of Global for the three-month period ended March 31, 2001 was $3,294 compared to income from operations of $106,926 for the same period of the prior year. NCI had a loss from operations of $33,701 for the three-month period ended March 31, 2001, compared to income from operations of $45,614 for the same period in 2000. The parent, American Diversified Group, Inc., incurred operating losses of $461,115 which was principally due to the non-cash expense of $377,125 as described above.  This is compared to a loss from operations of $15,378 for the same period of the prior year.

Liquidity and Capital Resources

At March 31, 2001, we had total current assets of $1,278,202 compared to $1,136,455 at December 31, 2000, which change is not significant. A significant portion of our total current assets at March 31, 2001 consisted of accounts receivable of $865,584 net of an allowance of $220,770 for doubtful accounts related to sales of Global and NCI for the year ended December 31, 2000. Our receivables from related parties were $236,843 at March 31, 2001 compared to $223,535 at December 31, 2000. Our total assets were $2,487,417 at March 31, 2001, compared to $2,355,938 at December 31, 2000. Global had total assets of $2,402,452 at March 31, 2001, compared to $2,226,427 at year end 2000. NCI had total assets of $72,511 after the elimination of intercompany balances at March 31, 2001, compared to total assets of $119,461 at December 31, 2000.

Our total current liabilities were $964,772 at March 31, 2001, compared to $705,879 at December 31, 2000. The increase was principally due to an increase in accrued expenses and other liabilities by $201,747, which is due to accrued costs associated with providing Global's network services. The current portion of our capital lease obligations was $62,472 at March 31, 2001, compared to $44,354 at December 31, 2000. Our long-term liabilities were $294,019 at March 31, 2001, of which $211,019 are capital lease obligations. At December 31, 2000, our long-term liabilities were $313,391, of which $230,391 were capital lease obligations. At both dates our notes payable to stockholders was $83,000. Our total liabilities changed from $1,019,270 at December 31, 2000 to $1,258,791 at March 31, 2001, which includes accrued expenses and other liabilities as discussed above.

Our cash used by our operating activities was $33,968 during the period ended March 31, 2001, compared to $22,687 during the same period of the prior year. Our net cash used by investing activities was $18,987 during the three-month period ended March 31, 2001, compared to $163,152 during the same period of the prior year. The significant decrease was the result of having no cash outflow for capital expenditure during the three-month period ended March 31, 2001.

We financed our negative cash from operations and investing activities during the three-month period ended  March 31, 2001 by receipt of proceeds of $22,900 from the issuance of shares and proceeds of $57,500 from loans payable to officers. This compared to proceeds from the sale of shares ($260,000) and from the issuance of notes payable ($250,000) during the same period of the prior year. We increased our cash by $11,190 during the three-month period ended March 31, 2001, to cash at March 31, 2001 of $23,884.

The telecommunications industry in which we operate is a rapidly evolving, with continuously technological changes. While we are not aware of any particular known trends, events or uncertainties that may have an impact on our short-term or long-term liquidity, there can be no assurance that such trends, events or uncertainties will not occur because of the nature of our industry and the rapidly changing technological and competitive environment. It can be expected as our telecommunications business grows that we will have to continue to make commitments for capital expenditures that are material. We may continue to be dependent upon our ability to secure long-term capital lease financing or other sources of financing at satisfactory terms and conditions.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

We are a defendant in an action commenced by two former consultants, Matthew Milo and Joseph Quattrocchi, for compensation for services allegedly provided to us under an August 1998 consulting agreement. A third former consultant, Judith Grossman, originally threatened claims under the August 1998 agreement but we settled her claim for 3 million shares of which 1 million were registered under the Securities Act of 1933, as amended (the "Act") and 2 million were issued with legend. The pending action also relates to a loan from Milo and Quattrocchi to us of $50,000 of which we have repaid approximately $35,000.

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

Item 2. Changes in Securities

During the period immediately prior to our year ended December 31, 2000 and through the date of the filing of this Quarterly Report, and during the three  month period ended March 31, 2001, we issued a total of 96,981,885 shares of common stock as follows: 83,757,302 restricted shares to the former shareholders of Global in connection with our acquisition of Global; 4,800,000 restricted shares to a private investor upon conversion of a note issued by Global evidencing a loan  to Global of $500,000 and the exercise by the private investor of a warrant issued as part of the note; 1,100,000 restricted shares for services to the Company by two individuals and an entity; 2,702,083 restricted shares to a relative of a Global officer upon conversion of a $200,000 note; 4,050,000 shares to individual consultants for services pursuant to a registration statement on Form S-8, at a value of $324,000; and 572,500 restricted shares to an individual investor for consideration of $22,900. The restricted shares were issued  pursuant to an exemption from the  registration requirements of the Act provided under Section 4(2) of the Act.

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

(b) Form 8-K.

During the quarter ended March 31, 2001, we filed a Form 8-K related to the amendment to the consideration paid by the Company to the former Global shareholders in connection with our acquisition of Global. The Form 8-K was filed with the SEC on January 10, 2001 .

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN DIVERSIFIED GROUP, INC.

By: /s/ Jerrold R. Hinton
Jerrold R. Hinton, President, Chief Executive Officer and Director
Dated: May 15, 2001
Hickory, NC