Form 10QSB
period 2001-06-30
AMERICAN DIVERSIFIED GROUP INC
filed 2001-08-15
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

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
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 427,562,358 shares issued as of August 6, 2001
Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2001	Dec. 31, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,132	$12,693
Accounts receivable, less allowance for doubtful accounts of $303,854	807,282	888,708
Note receivable from customer	500,000	-
Receivable from related parties	242,805	223,535
Prepaid expenses	-	11,519
TOTAL CURRENT ASSETS	1,566,219	1,136,455

PROPERTY AND EQUIPMENT (Net of $207,997 and $176,157 accumulated depreciation)	863,379	895,218

OTHER ASSETS
Goodwill	7,500	7,500
Organization costs, net	509	565
Deposits	320,520	316,200
Miscellaneous receivable (less $125,000 allowance for uncollectibility)	-	-
TOTAL OTHER ASSETS	328,529	324,265

TOTAL ASSETS	$2,758,127	$2,355,938

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$337,727	$349,383
Current portion of capital lease obligation	58,795	44,354
Accrued payroll and related taxes	174,376	64,200
Accrued expenses and other liabilities	75,532	79,849
Deferred revenues	75,500	59,307
Accrued income taxes payable	47,935	47,935
Related party payable	208,201	60,851
TOTAL CURRENT LIABILITIES	978,066	705,879

LONG-TERM LIABILITIES
Capital lease obligations	$220,342	$230,391
Notes payable-stockholders	63,000	83,000
TOTAL LONG-TERM LIABILITIES	283,342	313,391
TOTAL LIABILITIES	1,761,408	1,019,270

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $10 par value, 50,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value, 700,000,000 shares authorized;
427,562,358 and 422,439,560 shares issued and outstanding	427,563	422,440
Additional paid-in capital	21,956,047	21,594,270
Deferred consulting fees	(106,250)	(212,500)
Accumulated deficit	(20,780,641)	(20,467,542)
TOTAL STOCKHOLDERS' EQUITY	1,496,719	1,336,668

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,758,127	$2,355,938
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	For the	For the	For the	For the
	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
REVENUES
Sales	$1,159,606	$1,959,677	$900,673	$826,666
Cost of sales	918,807	1,108,615	318,855	401,855
GROSS MARGIN	240,799	851,062	581,818	424,197

EXPENSES
Payroll and related taxes	85,416	202,437	44,089	90,191
Professional fees	70,668	64,935	11,284	37,662
Officers' salary	157,500	153,240	78,750	94,600
Consulting fees	408,233	52,990	55,540	35,190
Bad debts	84,166	-	84,166	-
Other operating expenses	38,925	69,898	18,578	48,350
Marketing	-	49,749	-	49,749
Telephone and communications	42,832	63,214	16,893	33,468
Travel and related expenses	27,543	59,210	9,299	31,040
Rents	56,901	36,353	24,821	25,866
Insurance and employee benefits	46,503	27,251	26,818	19,326
Depreciation and amortization	17,281	6,391	8,641	3,375
TOTAL EXPENSES	1,035,968	785,668	378,879	468,817

INCOME (LOSS) FROM OPERATIONS	(295,169)	65,394	(202,939)	(44,620)

OTHER INCOME (EXPENSE)
Interest income	10,393	9,412	5,147	7,386
Interest expense	(28,323)	(42,212)	(13,120)	(21,994)
NET OTHER INCOME (EXPENSE)	(17,930)	(32,800)	(7,973)	(14,608)

INCOME (LOSS) BEFORE INCOME TAXES	(313,099)	32,594	(194,966)	(59,228)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(313,099)	$32,594	$(194,966)	$(59,228)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	422,983,491	243,806,758	427,067,853	304,191,076
(BASIC AND DILUTED)

BASIC NET LOSS PER SHARE (BASIC AND DILUTED)	$(0.00)	$0.00	$(0.00)	$(0.00)
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2001	June 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(313,099)	32,594
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	31,895	88,425
Amortization of deferred consulting fees	106,250	-
Common stock exchanged for services	324,000	5,000
(Increase) decrease in assets:
Accounts receivable	81,426	(727,770)
Note receivable from customer	(500,000)	-
Prepaid expenses	11,519	94,000
Increase (decrease) in liabilities:
Accounts payable	(11,656)	342,578
Accrued payroll and related taxes	110,176	-
Accrued expenses and other liabilities	(4,317)	20,200
Deferred revenues	16,193	(12,534)
NET CASH USED BY OPERATING ACTIVITIES	(147,613)	(157,507)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(722,438)
Payments for related party receivables, net	(27,610)	(48,700)
Deposits	(4,320)	(86,038)
NET CASH USED BY INVESTING ACTIVITIES	(31,930)	(857,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	22,900	400,000
Payments on capital lease financing	4,392	-
Proceeds from related party payable	170,690	200,000
Payments on related party payables	(15,000)	-
Proceeds from notes and loans payable	-	639,000
Payments on notes and loans payable	-	(113,333)
Proceeds from notes payable to shareholders, net	-	3,155

NET CASH PROVIDED BY FINANCING ACTIVITIES	182,982	1,128,822

NET INCREASE IN CASH AND EQUIVALENTS	3,439	114,139

CASH AND EQUIVALENTS - BEGINNING	12,693	123,186

CASH AND EQUIVALENTS - ENDING	$16,132	$237,325

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$28,323	$10,437
Income taxes	$ -	$20,000

In addition to amounts reflected above, common stock was issued for:
Settlement of debt	$20,000	$468,421
Consulting services	$324,000	$5,000
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2001

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

NOTE 3 - NOTE RECEIVABLE FROM CUSTOMER

The company, through Global, entered into a network provisioning agreement with a customer for an agreed upon price of $500,000. The customer issued a promissory note payable to Global for $500,000, due on or before July 16, 2001. The parties subsequently agreed to extend the payment schedule. In August 2001 Global received $100,000 as partial payment on this obligation. The company anticipates the $400,000 balance due will be received in the near term.

NOTE 4 - INCOME TAXES

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

Item 2. Management’s Discussion and Analysis

Forward-Looking Statements; Market Data

Forward-Looking Statements: This Form 10-QSB and other statements issued or made from time to time by American Diversified Group, Inc. contain statements which may constitute "Forward-Looking Statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934 by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections  77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding the intent, belief or current expectations of the Company, its officers and directors and the officers and directors of the Company's subsidiaries as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

This Quarterly Report contains certain estimates and plans related to the telecommunications industry in which our subsidiaries, Global Transmedia Telecommunications Corporation, a Florida corporation ("Global") and NCI Telecom, Inc., a Missouri corporation ("NCI") operate. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know what level of growth in the telecommunications industry, and particularly in those Voice over Internet Protocols ("VoIP") markets in which Global operates and to a lesser extent the growth, if any, in the declining Wide Area Network ("WAN") and Local Area Network ("LAN") business in which NCI operates. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from Global and our consolidated business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

Results of Operations

American Diversified Group, Inc. is also referred to as "we", "us" and "our". We are no longer considered  a development stage company, because significant revenue generating operations have commenced and are anticipated to continue. We completed the acquisition of Global in February, 2000 and the acquisition of NCI in June, 2000. The period comparisons below include the Company, Global and NCI.

Results of Operations - Comparison of Three Months Ended June 30, 2001 and 2000

Revenues. Our sales increased to $900,673 or 9.1% for the three months ended June 30, 2001 compared to sales of $825,666 for the three months ended June 30, 2000. This increase is primarily attributable to revenues related to proving access to our VoIP network to an affiliated party. Growth of our network and our retail customer base did not contribute to our increased revenues.

Coast of Sales. Our cost of sales consists primarily of the costs of termination of long distance traffic over our networks and the wholesale cost of buying bandwidth purchased for resale by us. Our cost of sales decrease to $318,855 or 21% for the three months ended June 30, 2001 compared to cost of sales of $401,469 during the three months ended June 30, 2000. We expect cost of sales to increase in future periods to the extent that our sales volume increases.

Gross Margin. For the three months ended June 30, 2001, we improved our gross profit margin to 65% compared to a gross profit margin of 51% during the three months ended June 30, 2000. This improvement is not related to the increase in traffic over our own VoIP network. As discussed above under revenues, we received $500,000 for providing access to our VoIP network and the increase in margin is mainly attributable to such access fees.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting services expenses, travel and other general corporate expenses. Our operating expenses for the three months ended June 30, 2001 decreased to $378,879 or 19% for the three months ended June 30, 2001 compared to $468,817 for the same period in 2000. During the three months ended June 30, 2001, we undertook several changes in our operations and management structure, which had already a positive impact on our operating expenses.

The decrease in operating expenses is primarily due to a decrease of approximately $46,000 in payroll and related taxes and $49,000 decrease in marketing expenses. Other operating expenses decrease from $48,350 during the three months ended June 30, 2000 to $18,578 during the three months ended June 30, 2001. We incurred an increase in depreciation and amortization expenses to $8,641 for the three months ended June 30, 2001 compared to $3,375 in the same period in 2000. This increase is primarily due to the increase in depreciation from assets leased for the expansion of our VoIP network.

Our operating expenses are expected to decrease as a percentage of revenue in future periods because our existing operating infrastructure will allow increases in revenues without having to incrementally add operating expenses. However, we expect these expenses to increase in absolute dollars as we continue to expand our network termination locations worldwide and incur additional costs related to the growth of our business and being a public company.

Income (Loss) from Operations. We had an income from operations of $202,939 for the three months ended June 30, 2001 compared to a loss from operations of $44,620 for the same period in the prior year. The income from operations is mainly attributable to our improved gross profit margin and reduced operating expenses.

Other Income (Expense). Interest income (expenses) consists of interest expense on our borrowings and interest income earned on our cash and cash equivalents. We received interest income of $5,147 during the three months ended June 30, 2001 compared to $7,386 during the same period in the prior year. Interest expenses during the three months ended June 30, 2001 were $13,120 compared to $21,994 during the same period in the prior year.

Net Income (Loss). Our net income for the three months ended June 30, 2001 was $194,966 or an increase by 429% compared to a net loss of $59,228 during the six months ended June 30, 2000.

Liquidity and Capital Resources.

As of June 30, 2001, we had $16,132 of cash and cash equivalents compared to $12,693 at December 31, 2000. We had $807,282 or 9.1% less in accounts receivable on June 30, 2001 compared to $888,708 on December 31, 2000. We believe that our accounts receivable are fully collectable. Our receivables from related parties increased slightly from $223,535 at December 31, 2000 to $242,805 at June 30, 2001. During the three months ended June 30, 20001, we were issued a note in the amount of $500,000 from a customer related to providing access to our VoIP network. (See also Note 3 of the Notes to the Consolidated Financial Statements.) As of June 30, 2001, we had current assets of $1,566,219 compared to current assets of $1,136,455 as of December 31, 2000 or an increase by 38%. We had a working capital of $588,153 as of June 30, 2001.

We had non-current assets of $328,529 as of June 30, 2001, which assets did not change significantly. Total assets increased by 20% from $2,355,938 at December 31, 2000 to $2,758,127 at June 30, 2001.

Our total current liabilities increase to $978,066 or 38% at June 30, 2001 compared to total current liabilities of $705,879 at December 31, 2000. This increase was principally due to an increase in accrued payroll and related taxes and payables to related parties. Our long-term liabilities decreased from $313,391 at December 31, 2001 to $283,342 at June 30, 2001, or by 10%. Total liabilities increase by 24% from $1,019,270 at December 31, 2000 to $1,261,408 at June 30, 2001.

Net cash used in operating activities was $147,613 for the six months ended June 30, 2001 compared to $157,507 during the same period in the prior year. This use of cash resulted from our net loss, which included $31,895 in non-cash depreciation and amortization expense, $106,250 in amortization of deferred consulting fees and $324,000 in equity related compensation. The $500,000 in notes receivable during the six months period ended June 30, 2001 significantly increased our cash used in operating activities. The increase in accrued payroll and related taxes offset our cash used in operating activities.

Net cash used in investing activities decrease from $857,176 during the six months ended June 30, 2000 to $31,930 during the six months ended June 30, 2001. We did not acquire any property or equipment including computer equipment and equipment for Internet gateways for voice over the Internet transmission during the six months ended June 30, 2001 compared to capital expenditures of $722,438 during the three months ended June 30, 2000. We made payments of $27,610 on related party receivables during the six months ended June 30, 2001.

Net cash provided by financing activities was $182,982 for the six months ended June 30, 2001 compared to $1,128,822 for the same period in the prior year. We financed our negative cash flow from operations through the sale of common stock, capital lease financing and the issuance of notes to related parties. We received proceeds in the amount of 22,900 during the six months ended June 30, 2001 from the issuance of restricted shares of common stock. We also received $170,690 in proceeds from the issuance of notes to related parties. These proceeds were offset by payments of $15,000 on related party payables.

We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to our Quarterly Report on Form 10-QSB for the period ended March 31, 2001.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description

3(i)	Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to the Company's Registration Statement on Form 10-SB and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB and incorporated herein by reference)
13	Quarterly Report on Form 10-QSB for the period ended March 31, 2001 and incorporated herein by reference.

(b) Form 8-K.

During the quarter ended June 30, 2001, we did not file a Current Report on Form 8-K.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN DIVERSIFIED GROUP, INC.
By: /s/ Jerrold R. Hinton
Jerrold R. Hinton, President, Chief Executive Officer and Director
Dated: August 14, 2001
Hickory, NC