Form 10QSB/A
period 2001-06-30
AMERICAN DIVERSIFIED GROUP INC
filed 2001-08-15
CIK 919742

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2001	Dec. 31, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,132	$12,693
Accounts receivable, less allowance for doubtful accounts of $303,854	807,282	888,708
Note receivable from customer	500,000	-
Receivable from related parties	242,805	223,535
Prepaid expenses	-	11,519
TOTAL CURRENT ASSETS	1,566,219	1,136,455

PROPERTY AND EQUIPMENT (Net of $207,997 and $176,157 accumulated depreciation)	863,379	895,218

OTHER ASSETS
Goodwill	7,500	7,500
Organization costs, net	509	565
Deposits	320,520	316,200
Miscellaneous receivable (less $125,000 allowance for uncollectibility)	-	-
TOTAL OTHER ASSETS	328,529	324,265

TOTAL ASSETS	$2,758,127	$2,355,938

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$337,727	$349,383
Current portion of capital lease obligation	58,795	44,354
Accrued payroll and related taxes	174,376	64,200
Accrued expenses and other liabilities	75,532	79,849
Deferred revenues	75,500	59,307
Accrued income taxes payable	47,935	47,935
Related party payable	208,201	60,851
TOTAL CURRENT LIABILITIES	978,066	705,879

LONG-TERM LIABILITIES
Capital lease obligations	$220,342	$230,391
Notes payable-stockholders	63,000	83,000
TOTAL LONG-TERM LIABILITIES	283,342	313,391
TOTAL LIABILITIES	1,761,408	1,019,270

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $10 par value, 50,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value, 700,000,000 shares authorized;
427,562,358 and 422,439,560 shares issued and outstanding	427,563	422,440
Additional paid-in capital	21,956,047	21,594,270
Deferred consulting fees	(106,250)	(212,500)
Accumulated deficit	(20,780,641)	(20,467,542)
TOTAL STOCKHOLDERS' EQUITY	1,496,719	1,336,668

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,758,127	$2,355,938
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	For the	For the	For the	For the
	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
REVENUES
Sales	$1,159,606	$1,959,677	$900,673	$826,666
Cost of sales	918,807	1,108,615	318,855	401,855
GROSS MARGIN	240,799	851,062	581,818	424,197

EXPENSES
Payroll and related taxes	85,416	202,437	44,089	90,191
Professional fees	70,668	64,935	11,284	37,662
Officers' salary	157,500	153,240	78,750	94,600
Consulting fees	408,233	52,990	55,540	35,190
Bad debts	84,166	-	84,166	-
Other operating expenses	38,925	69,898	18,578	48,350
Marketing	-	49,749	-	49,749
Telephone and communications	42,832	63,214	16,893	33,468
Travel and related expenses	27,543	59,210	9,299	31,040
Rents	56,901	36,353	24,821	25,866
Insurance and employee benefits	46,503	27,251	26,818	19,326
Depreciation and amortization	17,281	6,391	8,641	3,375
TOTAL EXPENSES	1,035,968	785,668	378,879	468,817

INCOME (LOSS) FROM OPERATIONS	(295,169)	65,394	202,939	(44,620)

OTHER INCOME (EXPENSE)
Interest income	10,393	9,412	5,147	7,386
Interest expense	(28,323)	(42,212)	(13,120)	(21,994)
NET OTHER INCOME (EXPENSE)	(17,930)	(32,800)	(7,973)	(14,608)

INCOME (LOSS) BEFORE INCOME TAXES	(313,099)	32,594	194,966	(59,228)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(313,099)	$32,594	$194,966	$(59,228)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	422,983,491	243,806,758	427,067,853	304,191,076
(BASIC AND DILUTED)

BASIC NET LOSS PER SHARE (BASIC AND DILUTED)	$(0.00)	$0.00	$0.00	$(0.00)
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2001	June 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(313,099)	32,594
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	31,895	88,425
Amortization of deferred consulting fees	106,250	-
Common stock exchanged for services	324,000	5,000
(Increase) decrease in assets:
Accounts receivable	81,426	(727,770)
Note receivable from customer	(500,000)	-
Prepaid expenses	11,519	94,000
Increase (decrease) in liabilities:
Accounts payable	(11,656)	342,578
Accrued payroll and related taxes	110,176	-
Accrued expenses and other liabilities	(4,317)	20,200
Deferred revenues	16,193	(12,534)
NET CASH USED BY OPERATING ACTIVITIES	(147,613)	(157,507)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(722,438)
Payments for related party receivables, net	(27,610)	(48,700)
Deposits	(4,320)	(86,038)
NET CASH USED BY INVESTING ACTIVITIES	(31,930)	(857,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	22,900	400,000
Payments on capital lease financing	4,392	-
Proceeds from related party payable	170,690	200,000
Payments on related party payables	(15,000)	-
Proceeds from notes and loans payable	-	639,000
Payments on notes and loans payable	-	(113,333)
Proceeds from notes payable to shareholders, net	-	3,155

NET CASH PROVIDED BY FINANCING ACTIVITIES	182,982	1,128,822

NET INCREASE IN CASH AND EQUIVALENTS	3,439	114,139

CASH AND EQUIVALENTS - BEGINNING	12,693	123,186

CASH AND EQUIVALENTS - ENDING	$16,132	$237,325

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$28,323	$10,437
Income taxes	$ -	$20,000

In addition to amounts reflected above, common stock was issued for:
Settlement of debt	$20,000	$468,421
Consulting services	$324,000	$5,000
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

This Quarterly Report contains certain estimates and plans related to the telecommunications industry in which our subsidiaries, Global Transmedia Telecommunications Corporation, a Delaware corporation ("Global") and NCI Telecom, Inc., a Missouri corporation ("NCI") operate. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know what level of growth in the telecommunications industry, and particularly in those Voice over Internet Protocols ("VoIP") markets in which Global operates and to a lesser extent the growth, if any, in the declining Wide Area Network ("WAN") and Local Area Network ("LAN") business in which NCI operates. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from Global and our consolidated business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

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

Cost of Sales. Our cost of sales consists primarily of the costs of termination of long distance traffic over our networks and the wholesale cost of buying bandwidth purchased for resale by us. Our cost of sales decreased to $318,855 or 21% for the three months ended June 30, 2001 compared to cost of sales of $401,469 during the three months ended June 30, 2000. We expect cost of sales to increase in future periods to the extent that our sales volume increases.

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

The decrease in operating expenses is primarily due to a decrease of approximately $46,000 in payroll and related taxes and $49,000 decrease in marketing expenses. Other operating expenses decreased from $48,350 during the three months ended June 30, 2000 to $18,578 during the three months ended June 30, 2001. We incurred an increase in depreciation and amortization expenses to $8,641 for the three months ended June 30, 2001 compared to $3,375 in the same period in 2000. This increase is primarily due to the increase in depreciation from assets leased for the expansion of our VoIP network.

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

Our total current liabilities increased to $978,066 or 38% at June 30, 2001 compared to total current liabilities of $705,879 at December 31, 2000. This increase was principally due to an increase in accrued payroll and related taxes and payables to related parties. Our long-term liabilities decreased from $313,391 at December 31, 2001 to $283,342 at June 30, 2001, or by 10%. Total liabilities increased by 24% from $1,019,270 at December 31, 2000 to $1,261,408 at June 30, 2001.

Net cash used in operating activities was $147,613 for the six months ended June 30, 2001 compared to $157,507 during the same period in the prior year. This use of cash resulted from our net loss, which included $31,895 in non-cash depreciation and amortization expense, $106,250 in amortization of deferred consulting fees and $324,000 in equity related compensation. The $500,000 in notes receivable during the six-month period ended June 30, 2001 significantly increased our cash used in operating activities. The increase in accrued payroll and related taxes offset our cash used in operating activities.

Net cash used in investing activities decreased from $857,176 during the six months ended June 30, 2000 to $31,930 during the six months ended June 30, 2001. We did not acquire any property or equipment including computer equipment and equipment for Internet gateways for voice over the Internet transmission during the six months ended June 30, 2001 compared to capital expenditures of $722,438 during the three months ended June 30, 2000. We made payments of $27,610 on related party receivables during the six months ended June 30, 2001.

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