Form 10QSB
period 2001-09-30
AMERICAN DIVERSIFIED GROUP INC
filed 2001-11-21
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-23532

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
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 419,762,358 shares issued as of September 30, 2001
Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Page
Consolidated Balance Sheets (Unaudited) as of September 30, 2001 and December 31, 2000.	2
Consolidated Statements of Income ( Loss) (Unaudited) for the Three and
Nine months ended September 30, 2001 and 2000.	3
Consolidated Statements of Cash Flows (Unaudited) for the Six months	4
ended September 30, 2001 and 2000.
Notes to Consolidated Financial Statements.	5

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Sept. 30, 2001	Dec. 31, 2000
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$7,829	$12,693
Accounts receivable, less allowance for
doubtful accounts of $303,854 and $220,770	1,170,825	888,708
Note receivable from customer	500,000	-
Receivable from related parties	247,944	223,535
Prepaid expenses	-	11,519
TOTAL CURRENT ASSETS	1,926,598	1,136,455

PROPERTY AND EQUIPMENT
(Net of $153,505 and $176,157 accumulated depreciation)	591,903	895,218

OTHER ASSETS
Goodwill	7,500	7,500
Organization costs, net	480	565
Deposits	376,977
TOTAL OTHER ASSETS	384,957	324,265

TOTAL ASSETS	$2,903,458	$2,355,938

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$395,004	$349,383
Current portion of capital lease obligation	47,365	44,354
Accrued payroll and related taxes	249,920	64,200
Accrued expenses and other liabilities	80,875	79,849
Deferred revenues	56,188	59,307
Accrued income taxes payable	47,935	47,935
Loan payable	-	500,000
Related party payable	302,701	60,851
TOTAL CURRENT LIABILITIES	1,179,988	1,205,879

LONG-TERM LIABILITIES
Capital lease obligations	$50,443	$230,391
Notes payable-stockholders	63,000	83,000
TOTAL LONG-TERM LIABILITIES	113,443	313,391
TOTAL LIABILITIES	1,293,431	1,519,270

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $10 par value, 50,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value, 700,000,000 shares authorized;
419,762,358 and 412,839,858 shares issued and outstanding	419,763	412,840
Additional paid-in capital	21,483,639	21,103,870
Deferred consulting fees	(53,125)	(212,500)
Accumulated deficit	(20,240,250)	(20,467,542)
TOTAL STOCKHOLDERS' EQUITY	1,610,027	836,668

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,903,458	$2,355,938
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	For the	For the	For the	For the
	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000
REVENUES
Sales	$2,797,487	$2,902,294	$1,137,880	$945,277
Cost of sales	1,030,173	1,676,860	111,366	568,245
GROSS MARGIN	1,767,314	1,225,434	1,026,514	377,032

EXPENSES
Payroll and related taxes	99,628	289,579	16,212	63,542
Professional fees	159,933	137,302	87,265	72,367
Officers' salary	236,250	236,240	78,750	83,000
Consulting fees	479,358	29,390	71,125	-
Bad debts	87,166	13,081	3,000	13,081
Other operating expenses	67,782	84,832	28,788	15,958
Marketing	-	97,749	-	48,000
Telephone and communications	56,723	98,826	13,960	35,612
Travel and related expenses	42,724	84,532	15,179	24,923
Rents	77,924	58,842	21,024	22,489
Insurance and employee benefits	72,466	37,028	25,963	8,112
Depreciation and amortization	25,922	12,127	8,641	5,736
TOTAL EXPENSES	1,405,876	1,179,528	369,907	392,820

INCOME (LOSS) FROM OPERATIONS	361,438	45,906	656,607	(15,788)

OTHER INCOME (EXPENSE)
Loss on disposal of equipment	(85,286)	-	(85,286)	-
Interest income	15,516	15,599	5,124	6,187
Interest expense	(62,536)	(76,660)	(34,214)	(35,488)
NET OTHER (EXPENSE)	(132,306)	(61,061)	(114,376)	(29,301)

INCOME (LOSS) BEFORE INCOME TAXES	229,132	(15,155)	542,231	(45,089)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$229,132	$(15,155)	$542,231	$(45,089)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	416,916,113	304,838,992	413,556,245	308,357,288
(BASIC AND DILUTED)

BASIC NET LOSS PER SHARE (BASIC AND
DILUTED)	$0.00	$(0.00)	$0.00	$(0.00)
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$229,132	$(15,155)
Adjustments to reconcile net loss to net
cash used by operating activities:
Loss on disposal of equipment	85,286	-
Depreciation and amortization	46,646	118,278
Amortization of deferred consulting fees	159,375	-
Common stock exchanged for services	342,000	5,000
(Increase) decrease in assets:
Accounts receivable	(782,117)	(746,094)
Note receivable from customer	(500,000)	-
Prepaid expenses and other current assets	11,519	88,326
Increase (decrease) in liabilities:
Accounts payable	48,589	190,537
Accrued payroll and related taxes	185,720	-
Accrued expenses and other liabilities	1,026	42,590
Deferred revenues	(3,119)	(15,717)
NET CASH USED BY OPERATING ACTIVITIES	(175,943)	(332,235)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(1,177,212)
Payments for related party receivables, net	(32,797)	(48,700)
Deposits	(60,777)	(327,304)
NET CASH USED BY INVESTING ACTIVITIES	(93,574)	(1,553,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	22,900	760,000
Proceeds from capital lease financing	-	290,693
Payments on capital lease financing	(8,437)	-
Proceeds from related party payable	265,190	200,000
Payments on related party payables	(15,000)	-
Proceeds from notes and loans payable	-	1,139,000
Payments on notes and loans payable	-	(259,530)
Proceeds from notes payable to shareholders, net	-	30,157
NET CASH PROVIDED BY FINANCING ACTIVITIES	264,653	2,160,320

NET INCREASE IN CASH AND EQUIVALENTS	(4,864)	274,869

CASH AND EQUIVALENTS - BEGINNING	12,693	107,787

CASH AND EQUIVALENTS - ENDING	$7,829	$382,656

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$31,447	$19,327
Income taxes	$ -	$20,000

In addition to amounts reflected above, common stock was issued for:
Settlement of debt	$20,000	$468,421
Consulting services	$342,000	$5,000
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. We were unable to obtain a timely review of these interim financial statements for the period ended September 30, 2001, by our independent public accounting firm, prior to our filing this Form 10-QSB. We have requested that they complete their review and intend to file an amended Form 10-QSB/A during the next week.

Certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of December 31, 2000 contained in the Company's Form 10-KSB.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ADGI and its 100% owned subsidiaries, Global and NCI. All material intercompany transactions have been eliminated.

NOTE 3 – NOTES RECEIVABLE FROM CUSTOMER

In April 2001 the Company, through Global, entered into a Network Provisioning Agreement with a customer for an agreed upon price of $500,000. The customer issued a promissory note payable to Global for $500,000, due on or before July 16, 2001. In July 2001 the Company, through Global, entered into a second Network Provisioning Agreement with the same customer for an agreed upon price of $500,000. $250,000 was due upon signing of the agreement, and the customer issued a promissory note payable to Global for $250,000, due on or before October 10, 2001. In September 2001 the Company, through Global, entered into an Enhanced Services Operating Rights Agreement with the same customer for an agreed upon price of $500,000. $250,000 was due upon signing of the agreement, and the customer issued a promissory note payable to Global for $250,000, due on or before December 19, 2001.

The parties subsequently agreed to extend the payment schedule on the first agreement. Global received $100,000 in August 2001 and $150,000 in November 2001 as partial payment on this obligation.

During 2000, the Company, through Global, received $500,000 from one of the customer’s principals and recorded this amount in stockholders’ equity. During the current quarter, the parties agreed to reclassify this $500,000 as a loan payable as of December 31, 2000, and, subsequently, to apply the loan payable against the balance due from the customer.

The Company anticipates the balance due from the customer will be received in the near term.

NOTE 4 – DISPOSAL OF ASSET

During the current quarter, the Company, through Global, returned to the lessee certain leased equipment. The lessee agreed to accept the equipment in full satisfaction of the amounts owed on the related leases. The equipment was acquired in 2000 and valued at $323,000. A loss of $85,286 was recorded on the disposal.

NOTE 5 – INCOME TAXES

The Company has accumulated net operating losses, which can be used to offset current earning. Accordingly, the current income tax provision is offset by benefit from net operating loss carryforwards.

NOTE 6 - EARNINGS (LOSS) PER SHARE

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

Results of Operations - Comparison of Three Months Ended September 30, 2001 and 2000

Revenues. Our sales increased to $1,137,880 or 20.3% for the three months ended September 30, 2001 compared to sales of $945,277 for the three months ended September 30, 2000. This increase is primarily attributable to revenues related to proving access to our VoIP network to an affiliated party and growth of our network and our retail customer base.

Coast of Sales. Our cost of sales consists primarily of the costs of termination of long distance traffic over our networks and the wholesale cost of buying bandwidth purchased for resale by us. Our cost of sales decreased to $111,366 or 84% for the three months ended September 30, 2001 compared to cost of sales of $568,245 during the three months ended September 30, 2000. We expect cost of sales to increase in future periods only to the extent that our sales volume increases.

Gross Margin. For the three months ended September 30, 2001, we improved our gross profit margin to 90.2% compared to a gross profit margin of 40% during the three months ended September 30, 2000. This improvement is related to (WHAT?)

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting services expenses, travel and other general corporate expenses. Our operating expenses for the three months ended September 30, 2001 decreased to $369,907 or 5.8% for the three months ended September 30, 2001 compared to $392,820 for the same period in 2000.

Our operating expenses are expected to decrease as a percentage of revenue in future periods because our existing operating infrastructure will allow increases in revenues without having to incrementally add operating expenses. However, our expenses may increase in absolute dollars as we continue to expand our network termination locations worldwide and incur additional costs related to the growth of our business and being a public company.

Income (Loss) from Operations. We had an income from operations of $656,507 for the three months ended September 30, 2001 compared to a loss from operations of $15,788 for the same period in the prior year. The income from operations is mainly attributable to our improved gross profit margin and reduced operating expenses. Our operating profit margin for the three months ended September 30, 2001 was 57.7%.

Other Income (Expense). Interest income (expenses) consists of interest expense on our borrowings and interest income earned on our cash and cash equivalents. We received interest income of $5,124 during the three months ended September 30, 2001 compared to $6,187 during the same period in the prior year. Interest expenses during the three months ended September 30, 2001 were $34,214 compared to $35,488 during the same period in the prior year. We incurred a loss on the disposal of equipment of $85,286 during the three months ended September 30, 2001. This loss is related to the return of certain leased equipment.

Net Income (Loss). Our net income for the three months ended September 30, 2001 was $542,231 compared to a net loss of $45,089 during the three months ended September 30, 2001.

Results of Operations - Comparison of Nine Months Ended September 30, 2001 and 2000

Revenues. Our sales increased to $2,797,487 or 3.6% less for the nine months ended September 30, 2001 compared to sales of $2,902,294 for the nine months ended September 30, 2000. This decrease is primarily attributable to decreased revenues during the period ended March 31, 2001 compared to the same period in the prior year and was related to the declining revenues of our subsidiary NCI during the first quarter of 2000.

Coast of Sales. Our cost of sales consists primarily of the costs of termination of long distance traffic over our networks and the wholesale cost of buying bandwidth purchased for resale by us. Our cost of sales decreased to $1,676,860 or 38.5% for the nine months ended September 30, 2001 compared to cost of sales of $1,030,173 during the nine months ended September 30, 2000. We expect cost of sales to increase in future periods only to the extent that our sales volume increases.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting services expenses, travel and other general corporate expenses. Our operating expenses for the nine months ended September 30, 2001 increased to $1,405,876 or 19.2% for the nine months ended September 30, 2001 compared to $1,179,528 for the same period in 2000.

Our operating expenses are expected to decrease as a percentage of revenue in future periods because our existing operating infrastructure will allow increases in revenues without having to incrementally add operating expenses. This had already an impact on our results of operations during the three months ended September 30, 2001. However, we expect these expenses to increase in absolute dollars as we continue to expand our network termination locations worldwide and incur additional costs related to the growth of our business and being a public company.

Income (Loss) from Operations. We had an income from operations of $361,438 for the nine months ended September 30, 2001 compared to a loss from operations of $45,906 for the same period in the prior year. The income from operations is mainly attributable to our improved gross profit margin. Our operating profit margin for the nine months ended September 30, 2001 was 13% compared to an operating profit margin of 1,58% during the nine months ended September 30, 2000.

Net Income (Loss). Our net income for the nine months ended September 30, 2001 was $229,132 compared to a net loss of $15,155 during the nine months ended September 30, 2001.

Liquidity and Capital Resources.

As of September 30, 2001, we had $7,829 of cash and cash equivalents compared to $12,693 at December 31, 2000. We had $1,170,825 or 32% more accounts receivable on September 30, 2001 compared to $888,708 on December 31, 2000. We believe that our accounts receivable are fully collectable. Our receivables from related parties increased slightly from $223,535 at December 31, 2000 to $247,944 at September 30, 2001. As of September 30, 2001, we had current assets of $1,926,598 compared to current assets of $1,136,455 as of December 31, 2000 or an increase of 69.5%. We had a working capital of $746,610 as of September 30, 2001.

We had non-current assets of $976,860 as of September 30, 2001 compared to non-current assets of $1,219,483 at December 31, 2000. Total assets increased by 23.2% from $2,355,938 at December 31, 2000 to $2,903,458 at September 30, 2001.

Our total current liabilities decreased to $1,179,988 at September 30, 2001 compared to total current liabilities of $1,205,879 at December 31, 2000. Our long-term liabilities decreased from $313,391 at December 31, 2001 to $113,443 at September 30, 2001, or by 64%. This decrease is mainly attributable to a decrease in our capital lease obligations and notes payable to stockholders. Total liabilities decreased by 15% from $1,519,270 at December 31, 2000 to $1,293,431 at September 30, 2001.

Net cash used in operating activities was $175,943 for the nine months ended September 30, 2001 compared to $332,235, or 47% less than during the same period in the prior year. This use of cash is principally the result of an increase in accounts receivable of $782,117 and $500,000 in a note receivable from a customer. The $500,000 note receivable during the three months period ended June 30, 2001 significantly increased our cash used in operating activities. The increase in accrued payroll and related taxes offset our cash used in operating activities.

Net cash used in investing activities decreased from $1,553,216 during the nine months ended September 30, 2000 to $93,574 during the nine months ended September 30, 2001. We did not acquire any property or equipment including computer equipment and equipment for Internet gateways for voice over the Internet transmission during the nine months ended September 30, 2001 compared to capital expenditures of $1,117,212 during the nine months ended September 30, 2000. We made payments of $32,797 on related party receivables during the nine months ended September 30, 2001.

Net cash provided by financing activities was $264,653 for the nine months ended September 30, 2001 compared to $2,160,320 for the same period in the prior year. We financed our cash flow used by operations through the sale of common stock, capital lease financing and the issuance of notes to related parties. We received proceeds in the amount of $22,900 during the nine months ended September 30, 2001 from the issuance of restricted shares of common stock. We also received $265,190 in proceeds from the issuance of notes to related parties. These proceeds were offset by payments of $15,000 on related party payables and $8,437 on capital lease financing.

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

(b) Form 8-K.

During the quarter ended September 30, 2001, we did not file a Current Report on Form 8-K.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN DIVERSIFIED GROUP, INC.
By: /s/ Jerrold R. Hinton
Jerrold R. Hinton, President, Chief Executive Officer and Director
Dated: November 20, 2001
Hickory, NC