Form 10QSB/A
period 2001-09-30
AMERICAN DIVERSIFIED GROUP INC
filed 2001-11-28
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB/A
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Page
Consolidated Balance Sheets as of September 30, 2001(Unaudited) and December 31, 2000.	2
Consolidated Statements of Income ( Loss) (Unaudited) for the Three and
Nine months ended September 30, 2001 and 2000.	3
Consolidated Statements of Cash Flows (Unaudited) for the Nine months	4
ended September 30, 2001 and 2000.
Notes to Consolidated Financial Statements (Unaudited)	5

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
September 30, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents
Accounts receivable, less allowance for	$7,829
doubtful accounts of $303,854	1,170,825
Notes receivable from customer	500,000
Receivable from related parties	247,944
Prepaid expenses	-
TOTAL CURRENT ASSETS	1,926,598

PROPERTY AND EQUIPMENT
(Net less accumulated depreciation of $153,505 )	591,903

OTHER ASSETS
Goodwill	7,500
Organization costs, net	480
Deposits	376,977
TOTAL OTHER ASSETS	384,957

TOTAL ASSETS	$2,903,458

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$395,004
Current portion of capital lease obligation	47,365
Accrued payroll and related taxes	249,920
Accrued expenses and other liabilities	80,875
Deferred revenues
Income taxes payable	47,935
Related party payables	302,701
TOTAL CURRENT LIABILITIES	1,179,988

LONG-TERM LIABILITIES
Capital lease obligation	50,443
Notes payable-stockholders	63,000
TOTAL LONG-TERM LIABILITIES	113,443
TOTAL LIABILITIES	1,293,431

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $10 par value, 50,000 shares authorized;
none issued and outstanding	-
Common stock, $.001 par value, 700,000,000 shares authorized;
419,762,358 shares issued and outstanding	419,763
Additional paid-in capital	21,483,639
Deferred consulting fees	(53,125)
Accumulated deficit	(20,240,250)
TOTAL STOCKHOLDERS' EQUITY	1,610,027

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,903,458
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	For the	For the	For the	For the
	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000
REVENUES
Sales	$2,797,487	$2,902,294	$1,137,880	$945,277
Cost of sales	1,030,173	1,676,860	111,366	568,245
GROSS MARGIN	1,767,314	1,225,434	1,026,514	377,032

EXPENSES
Payroll and related taxes	99,628	289,579	16,212	63,542
Professional fees	159,933	137,302	87,265	72,367
Officers' salary	236,250	236,240	78,750	83,000
Consulting fees	479,358	29,390	71,125	-
Bad debts	87,166	13,081	3,000	13,081
Other operating expenses	67,782	84,832	28,788	15,958
Marketing	-	97,749	-	48,000
Telephone and communications	56,723	98,826	13,960	35,612
Travel and related expenses	42,724	84,532	15,179	24,923
Rents	77,924	58,842	21,024	22,489
Insurance and employee benefits	72,466	37,028	25,963	8,112
Depreciation and amortization	25,922	12,127	8,641	5,736
TOTAL EXPENSES	1,405,876	1,179,528	369,907	392,820

INCOME (LOSS) FROM OPERATIONS	361,438	45,906	656,607	(15,788)

OTHER INCOME (EXPENSE)
Loss on disposal of equipment	(85,286)	-	(85,286)	-
Interest income	15,516	15,599	5,124	6,187
Interest expense	(62,536)	(76,660)	(34,214)	(35,488)
NET OTHER EXPENSE	(132,306)	(61,061)	(114,376)	(29,301)

INCOME (LOSS) BEFORE INCOME TAXES	229,132	(15,155)	542,231	(45,089)

INCOME TAXES
Provision for income taxes	80,196	-	189,781	-
Tax benefit from utilization of net operating
loss carryforward	(80,196)	-	(189,781)	-
INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$229,132	$(15,155)	$542,231	$(45,089)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	416,916,113	304,838,992	418,099,315	308,357,288
(BASIC AND DILUTED)

BASIC NET LOSS PER SHARE (BASIC AND
DILUTED)	$0.00	$(0.00)	$0.00	$(0.00)
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$229,132	$(15,155)
Adjustments to reconcile net loss to net
cash used by operating activities:
Loss on disposal of equipment	85,286	-
Depreciation and amortization	46,646	118,278
Amortization of deferred consulting fees	159,375	-
Common stock exchanged for services	342,000	5,000
(Increase) decrease in assets:
Accounts receivable	(782,117)	(746,094)
Notes receivable from customer	(500,000)	-
Prepaid expenses and other current assets	11,519	88,326
Increase (decrease) in liabilities:
Accounts payable	48,589	190,537
Accrued payroll and related taxes	185,720	-
Accrued expenses and other liabilities	1,026	42,590
Deferred revenues	(3,119)	(15,717)
NET CASH USED BY OPERATING ACTIVITIES	(175,943)	(332,235)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(1,177,212)
Advances on related party receivables, net	(32,797)	(48,700)
Deposits	(60,777)	(327,304)
NET CASH USED BY INVESTING ACTIVITIES	(93,574)	(1,553,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	22,900	760,000
Proceeds from capital lease financing	-	290,693
Payments on capital lease financing	(8,437)	-
Proceeds from related party payable	265,190	200,000
Payments on related party payables	(15,000)	-
Proceeds from notes and loans payable	-	1,139,000
Payments on notes and loans payable	-	(259,530)
Proceeds from notes payable to shareholders (net)	-	30,157
NET CASH PROVIDED BY FINANCING ACTIVITIES	264,653	2,160,320

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,864)	274,869

CASH AND CASH EQUIVALENTS - BEGINNING	12,693	107,787

CASH AND CASH EQUIVALENTS - ENDING	$7,829	$382,656

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$31,447	$19,327
Income taxes	$ -	$20,000

In addition to amounts reflected above, common stock was issued for:
Settlement of debt	$20,000	$468,421
Consulting services	$342,000	$5,000
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

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of American Diversified Group, Inc. (ADGI) and its 100% owned subsidiaries, Global Transmedia Telecommunications Corporation (Global) and NCI Telecom, Inc. (NCI). All material intercompany transactions have been eliminated.

NOTE 3 – NOTES RECEIVABLE FROM CUSTOMER

In April 2001, the Company, through Global, entered into a Network Provisioning Agreement with a customer for an agreed upon price of $500,000. The customer issued a promissory note payable to Global for $500,000, due on or before July 16, 2001.

In July 2001, the Company, through Global, entered into a second Network Provisioning Agreement with the same customer for an agreed upon price of $500,000. $250,000 was due upon signing of the agreement, and the customer issued a promissory note payable to Global for $250,000, due on or before October 10, 2001.

In September 2001, the Company, through Global, entered into an Enhanced Services Operating Rights Agreement with the same customer for an agreed upon price of $500,000. $250,000 was due upon signing of the agreement, and the customer issued a promissory note payable to Global for $250,000, due on or before December 19, 2001.

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

The Company anticipates the balance due from the customer in the amount of $752,248 will be received in the near term.

NOTE 4 – DISPOSAL OF ASSET

During the current quarter, the Company, through Global, returned to the lessee certain leased equipment. The lessee agreed to accept the equipment in full satisfaction of the amounts owed on the related leases. The equipment was acquired in 2000 and valued at $323,000. A loss of $85,286 was recorded on the disposal.

NOTE 5 – INCOME TAXES

The Company has accumulated net operating losses, a portion of which can be used to offset current earnings. Accordingly, the current income tax provision is offset by benefit from net operating loss carryforwards.

NOTE 6 - EARNINGS (LOSS) PER SHARE

Per share information is computed based on the weighted average number of common shares outstanding (basic and diluted) during the period.

NOTE 7 - GOING CONCERN AND MANAGEMENT'S PLAN

Although the Company had a net income of $542,231 and $229,132 for the three and nine-month periods ended September 30, 2001, the Company has an accumulated deficit as of September 30, 2001. The Company does not have positive cash flows from operations or from investing activities for the nine month ended September 30, 2001. The Company's current assets consist primarily of accounts receivable, notes receivable from customers and receivables from related parties. Although the Company believes that these receivables will be paid in full, a substantial portion of these receivables are past due.

These factors, as well as the uncertain conditions the Company faces regarding its ability to successfully offer and sell telecommunications products and services, creates substantial doubt about the Company's ability to continue as a going concern.

The Company, through Global, is currently continuing the process of expanding its services in Central and South America, Europe, and Asia.

During the year 2002, the Company anticipates generating significantly increased revenues. The Company expects to raise between $5 million to $10 million in financing to provide its operating subsidiaries’ with working capital during the 2002 fiscal year to fund the expansion of Global and NCI. However, there is no assurance that the terms and conditions of such financing, if available, will be at terms and conditions acceptable to the Company.

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

This Quarterly Report contains certain estimates and plans related to the telecommunications industry in which our subsidiaries, Global Transmedia Telecommunications Corporation, a Florida corporation ("Global") and NCI Telecom, Inc., a Missouri corporation ("NCI") operate. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know what level of growth will exist, if any, in the telecommunications industry, and particularly in those Voice over Internet Protocols ("VoIP") markets in which Global operates. Global's growth will be dependent upon Global's ability to compete with far larger telecommunications companies, and such factors as its ability  to collect receivables and to generate  revenues from operations and/or  from the sale of debt or equity securities, of which there can be no assurance. To a lesser extent, we hope to achieve renewed growth, if any, in the declining Wide Area Network ("WAN") and Local Area Network ("LAN") business in which NCI operates. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from Global and our consolidated business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

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

Results of Operations - Comparison of Three Months Ended September 30, 2001 and 2000

Revenues. Our sales increased to $1,137,880 or 20.3% for the three months ended September 30, 2001 compared to sales of $945,277 for the three months ended September 30, 2000. This increase is primarily derived from the sale of one network and providing rights to access another VoIP network to an affiliated party and growth of our network and our retail customer base.

Cost of Sales. Our cost of sales consists primarily of the costs of termination of long distance traffic over our networks and the wholesale cost of   bandwidth purchased for resale by us and related labor costs. Our cost of sales decreased to $111,366 or 84% for the three months ended September 30, 2001, compared to cost of sales of $568,245 during the three months ended September 30, 2000. The principal reason for this decrease in cost of sales was the fact that during  prior periods we expensed costs related to technical services. We expect cost of sales to increase in future periods only to the extent that our sales volume increases.

Gross Margin. For the three months ended September 30, 2001, we improved our gross profit margin to 90.2% compared to a gross profit margin of 40% during the three months ended September 30, 2000. This improvement is related to the decrease in cost of sales, as discussed above.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting services expenses, travel and other general corporate expenses. Our operating expenses for the three months ended September 30, 2001, decreased to $369,907 or 5.8% for the three months ended September 30, 2001, compared to $392,820 for the same period in 2000.

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

Income (Loss) from Operations. We had an income from operations of $656,507 for the three months ended September 30, 2001, compared to a loss from operations of $15,788 for the same period in the prior year. The income from operations is mainly attributable to our improved gross profit margin and reduced operating expenses. Our operating profit margin for the three months ended September 30, 2001, was 57.7%.

Other Income (Expense). Interest income (expenses) consists of interest expense on our borrowings and interest income earned on our cash and cash equivalents and interest income accrued on receivables from related parties. We received interest income of $5,124 during the three months ended September 30, 2001, compared to $6,187 during the same period in the prior year. Interest expense during the three months ended September 30, 2001 was $34,214 compared to $35,488 during the same period in the prior year. We incurred a loss of $85,286 on the disposal of leased equipment during the three months ended September 30, 2001. The leased equipment returned was no longer required for the operations of either Global or NCI.

Net Income (Loss). Our net income for the three months ended September 30, 2001 was $542,231, compared to a net loss of $45,089 during the three months ended September 30, 2001.

Results of Operations - Comparison of Nine Months Ended September 30, 2001 and 2000

Revenues. Our sales increased to $2,797,487 or 3.6% less for the nine months ended September 30, 2001, compared to sales of $2,902,294 for the nine months ended September 30, 2000. This decrease is primarily attributable to decreased revenues during the period ended March 31, 2001, compared to the same period in the prior year and was related to the declining revenues of our subsidiary NCI during the first quarter of 2000.

Cost of Sales. Our cost of sales consists primarily of the costs of termination of long distance traffic over our networks and the wholesale cost of buying bandwidth purchased for resale by us and related costs of labor. Our cost of sales decreased to $1,030,173  or 38.5% for the nine months ended September 30, 2001, compared to cost of sales of $1,676,860 during the nine months ended September 30, 2000. We expect cost of sales to increase in future periods only to the extent that our sales volume increases.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting services expenses, travel and other general corporate expenses. Our operating expenses for the nine months ended September 30, 2001 increased to $1,405,876 or 19.2% for the nine months ended September 30, 2001 compared to $1,179,528 for the same period in 2000. This increase was principally related to the issuance of shares for services, a non-cash expense.

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

Income from Operations. We had an income from operations of $361,438 for the nine months ended September 30, 2001, compared to an income from operations of $45,906 for the same period in the prior year. The income from operations is mainly attributable to our improved gross profit margin. Our operating profit margin for the nine months ended September 30, 2001 was 13%, compared to an operating profit margin of 1.6% during the nine months ended September 30, 2000.

Net Income (Loss). Our net income for the nine months ended September 30, 2001 was $229,132 compared to a net loss of $15,155 during the nine months ended September 30, 2000.

Liquidity and Capital Resources.

As of September 30, 2001, we had $7,829 of cash and cash equivalents compared to $12,693 at December 31, 2000. We had $1,170,825 or 32% more accounts receivable on September 30, 2001 compared to $888,708 on December 31, 2000. We believe that our accounts receivable are fully collectible. Our receivables from related parties increased slightly from $223,535 at December 31, 2000 to $247,944 at September 30, 2001. As of September 30, 2001, we had current assets of $1,926,598 compared to current assets of $1,136,455 as of December 31, 2000 or an increase of 69.5%. We had a working capital of $746,610 as of September 30, 2001.

We had non-current assets of $976,860 as of September 30, 2001 compared to non-current assets of $1,219,483 at December 31, 2000. Total assets increased by 23.2% from $2,355,938 at December 31, 2000 to $2,903,458 at September 30, 2001.

Our total current liabilities decreased to $1,179,988 at September 30, 2001, compared to total current liabilities of $1,205,879 at December 31, 2000. Our long-term liabilities decreased from $313,391 at December 31, 2001 to $113,443 at September 30, 2001, or by 64%. This decrease is mainly attributable to a decrease in our capital lease obligations and notes payable to stockholders. Total liabilities decreased by 15% from $1,519,270 at December 31, 2000 to $1,293,431 at September 30, 2001.

Net cash used in operating activities was $175,943 for the nine months ended September 30, 2001, compared to $332,235, or 47% less than during the same period in the prior year. The reasons for our negative cash flow from operations are due to a slow collection of our accounts receivable of $782,117 and delays in collection of notes receivable from a customer. The increase in accrued payroll and related taxes offset our cash used in operating activities.

Net cash used in investing activities decreased from $1,553,216 during the nine months ended September 30, 2000, to $93,574 during the nine months ended September 30, 2001. We did not acquire any property or equipment including computer equipment and equipment for Internet gateways for Voice Over the Internet Protocol (VOIP), transmission during the nine months ended September 30, 2001, compared to capital expenditures of $1,117,212 during the nine months ended September 30, 2000. We made advances for $32,797 on related party receivables during the nine months ended September 30, 2001.

Net cash provided by financing activities was $264,653 for the nine months ended September 30, 2001, compared to $2,160,320 for the same period in the prior year. We financed our cash flow used by operations through the sale of common stock, and advances from related parties. We received proceeds in the amount of $22,900 during the nine months ended September 30, 2001, from the issuance of restricted shares of common stock. We also received $265,190 in advances from related parties. These proceeds were partially offset by payments of $15,000 on related party payables and $8,437 on capital lease financing.

We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments. We shall also be dependent upon our success in collecting our receivables, all of which we believe are collectible.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to our Quarterly Report on Form 10-QSB for the period ended March 31, 2001.

Item 2. Changes in Securities

During the three-month period ended September 30, 2001, we issued 1,500,000 restricted shares of our common stock for consulting services to William Murphy, 125,000 restricted shares to Daniel Montgomery for services as an employee to NCI, and 175,000 restricted shares to Kiel McIver for services as an employee of NCI.

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
Dated: November 28, 2001
Hickory, NC