Form 10KSB
period 2001-12-31
AMERICAN DIVERSIFIED GROUP INC
filed 2002-04-16
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994
For the transition period from _______ to _______
Commission File Number: 0-23532

AMERICAN DIVERSIFIED GROUP, INC.
(Name of small business issuer in its charter)

Nevada	88-0292161
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
3768 Sarazen Ct., NE, Conover, NC	28613
(Address of Principal Executive Offices)	(Zip Code)

(828) 459-0916
(Issuer's telephone number)

110 North Center Street, Suite 202, Hickory, NC 28601
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12 (b) of the Act: None
(Title of class)

Securities registered under Section 12(g) of the Exchange Act: Common Stock, Par Value $.001 Per Share
(Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [X ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Issuer’s revenues for its most recent fiscal year ended December 31, 2001: $3,381,756

As of April 10, 2002, there were 455,676,445 shares of the issuer's Common Stock issued and outstanding. Affiliates of the Issuer own 37,635,524 shares of the Issuer’s issued and outstanding common stock and the remaining 418,040,921 shares are held by non-affiliates. The aggregate market value of the shares held by non-affiliates at April 10, 2002 was $20,902,046. (*)

DOCUMENTS INCORPORATED BY REFERENCE:
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

This Annual Report contains certain estimates and plans related to the telecommunications industry in which our subsidiaries, Global Transmedia Telecommunications Corporation, a Delaware corporation ("Global") and NCI Telecom, Inc., a Missouri corporation ("NCI") operate. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know what level of growth will exist, if any, in the telecommunications industry, and particularly in those Voice over Internet Protocols ("VoIP") markets in which Global operates. Global's growth will be dependent upon Global's ability to compete with far larger telecommunications companies, and such factors as its ability  to collect on its receivables and to generate  revenues from operations and/or  from the sale of debt or equity securities, of which there can be no assurance. To a lesser extent the Company hopes that it can achieve renewed growth, if any, in the declining Wide Area Network ("WAN") and Local Area Network ("LAN") business in which NCI operates. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from Global and our consolidated business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

ITEM 1. DESCRIPTION OF BUSINESS.

General

American Diversified Group, Inc., a Nevada corporation (the "Company"),  was incorporated under the laws of the State of Nevada as Terra West Homes, Inc. on January 16, 1979. On March 15 1995, our name was changed to American Diversified Group, Inc. American Diversified Group, Inc. is also referred to as "we", "us" and "our", and when appropriate, these terms also refer to the business of our subsidiaries, Global Transmedia Telecommunications Corporation, formerly known as Telephonetics Overseas Corporation, and NCI Telecom, Inc., on a consolidated basis, unless the context shall indicate otherwise.

During the year ended December 31, 2001, our business involved the operations of our telecommunications subsidiaries, Global and NCI. Global is engaged in the business of  the international sale of telecommunications services primarily involving Internet telephony using Voice over Internet Protocols ("VOIP"). The business of  NCI involves Wide Area Network ("WAN") and Local Area Network ("LAN"). Our acquisition of Global was completed on February 19, 2000, and our acquisition of NCI was completed on June 29, 2000. See "Business Developments, Telecommunications Ventures" below.

Background-Acquisition of Global

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

On December 16, 1999, we entered into a further letter of intent with Global, and we were granted the right to acquire 100% of Global. This letter of intent provided for the use of a valuation opinion, from an independent third party selected by us. We also agreed to use our best efforts to arrange for working capital financing for Global in an amount from $1.5 million to $2 million. In anticipation of the execution of a definitive share purchase agreement, at a total purchase price of $5 million, subject to adjustment, we commenced the valuation process.

At  December 31, 1999, the total amount of the advance from us to Global was $312,500, representing an increase of $90,000 from the prior year.  The loan was secured by the shares of Global, with the right to convert the loan into Global shares as provided above. See "Share Purchase Agreement and Amendment" regarding our acquisition of 100% of Global.

Share Purchase Agreement and Amendment

On February 19, 2000, we entered into a definitive Share Purchase Agreement with Global and Global's shareholders and we agreed to acquire 100% of Global's shares. This agreement was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 1999. At the request of Global's shareholders the agreement was amended to provide for the issuance of more restricted shares rather than shares and warrants as initially provided, so that the holding period under Rule 144 would begin. In addition, questions regarding the potential tax treatment of the transaction for Global's shareholders under the agreement. As a result, our issuance of the shares and warrants was deferred pending the renegotiation of the nature of the payment to Global's shareholders under the Agreement.

On January 5, 2001, we entered into an amendment with the former Global shareholders, which amendment was filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2001 which we incorporate by reference. The amendment changed the consideration payable to Global’s former shareholders from 25 million restricted shares to 85 million restricted shares and the right of Global's former shareholders to be issued warrants to purchase 100 million restricted shares, which warrants were never issued, was terminated. On January 5, 2001 we issued the 85 million restricted shares to the former Global shareholders as full payment for our acquisition of Global.  The closing bid price of the shares was $.10 on January 5, 2001.

Acquisition of NCI

On June 29, 2000, we acquired all of the issued and outstanding shares of NCI  from its shareholders in consideration for the issuance of 1 million restricted shares having a value of $187,500 based upon the closing bid price of the shares on such date. Our restricted shares were issued to the former shareholders of NCI. In addition, NCI entered into employment agreements with NCI's principal officers, Kiel McIver and Dan Montgomery, who are NCI's chief executives.

Business of Global

Global is engaged in the business of providing international telecommunication services to individuals, corporations and carriers using Voice over Internet Protocol. Global's services include voice, fax, and data transmission. Global has points of presence ("POP") in New York, NY, Miami, FL, Jersey City, NJ, Los Angeles, CA, Mexico, Venezuela and  Malaysia. In addition, Global maintains its offices in Miami, FL. Global established its POP in Brazil in January 2002.

Global’s business strategy is to enter into agreements with established international telecommunication providers to market Global's services, primarily on a prepaid basis. Global also seeks relationships with international carriers for call termination by these carriers using Global's network.

Global's VOIP services were initially available only to customers in South America for calls terminated in the US. During 1999, Global expanded its VOIP services  into other countries and obtained authority under Section 214 of the Communication Act from the Federal Communications Commission to operate as an international telecommunications carrier.  During 2000 Global expanded its VOIP telephony services to enable Global's customers to place calls worldwide through our telephony system and connected networks.

Global began providing telecommunication services in Venezuela and Mexico in 2000, which services continued in 2001. During 2001. Global expanded its network services segment of its business, building networks for customers and also marketing its Enhanced Services Platform. Global will continue to market and distribute its Enhanced Services Platform to its foreign partners, which we anticipate will be utilizing the platform as their primary unified messaging platform.

Global had a network services agreement in India in 2000, and had limited revenues in 2000 and 2001. The Indian market has deregulated as of April 2002 and Global, together with its local Indian partner, is currently in the process of seeking to obtain a telecommunications license enabling the company to  compete in the lucrative Indian telecommunications market. However, this market is highly competitive.

Business of NCI

NCI Telecom, Inc. is a solutions oriented network design telecom company. NCI  provides its customers with equipment and services, marketing, selling and installing a wide range of multi-manufacturer equipment, equipment maintenance, consulting, network integration and IP/Frame relay/point to point circuit sales. We support all facets of connectivity between local area networks, host computer systems and wide area networks for businesses that have multiple offices anywhere in the world. NCI provides its customers with various service plan options to maintain equipment including 24 hours a day, 7 days a week technical support and consultation via phone. However, the entire telecommunications equipment and services industry has continued to experience a decline, which has adversely effected NCI.

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

Global's use of VOIP technology should enable us to provide customers with competitive pricing for their telecommunications needs. Nevertheless, there can be no assurance that Global will be able to successfully compete with major carriers including other VOIP telephony providers and traditional phone companies, in present and prospective markets. These markets include Venezuela, Mexico, Colombia, Peru, Brazil, the Caribbean,   Malaysia and India.

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

Licenses

Global has obtained an authority as an international telecommunications carrier under Section 214 of the Communications Act by the FCC. Global's practice has been to enter into relationships with established licensed carriers in each market. However, Global is seeking a license to operate as an independent licensed VOIP provider and carrier in India and may seek licenses elsewhere.  NCI does not require any licenses to conduct its business.

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

Number of total employees and number of full time employees

Global at present has 6 full-time employees, including Global's executive officers and two consultants. Global does not believe that it will have difficulty in hiring and retaining qualified individuals in the field of Internet telephony, although the market for skilled technical personnel is highly competitive.

NCI has 2 full-time employees including NCI's management.

ITEM 2. DESCRIPTION OF PROPERTIES.

Global leases facilities in Miami, FL under a five year lease expiring April 2005 and has a present monthly rent of $3,053 at 444 Brickell Avenue, Suite 522, Miami, FL 33131. During fiscal 2001, Global closed its offices in Hackensack, NJ and San Antonio, TX, for the purpose of consolidating its operations in one centralized facility. During 2001, NCI closed its offices in DeSoto, MO and maintains an offices at the residence of one of NCI's officers at no cost to NCI. The condition of this leased facility is deemed to be satisfactory for our business operations  for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We had a cause of action against Imaging Systems Synergies Inc. ("ISS") for damages, including recovery of the $100,000 in interim capital advanced to ISS in connection with a planned acquisition that was not completed. Our board of directors  agreed unanimously not to acquire ISS following our completion of due diligence. Our action, American Diversified Group, Inc. v. Imaging Systems Synergies, Inc., et al., was pending in the 11th Judicial Circuit, Dade County, Florida, Case No. 97-001983AN and went to mediation before the Florida Mediation Group, in Miami, Florida, which awarded us $125,000, resulting in a judgment against ISS for such amount. We generated no income from our involvement with ISS. We have taken an allowance of $125,000 for the uncollectibility of this judgment.

We are a defendant in an action commenced by two former consultants, Matthew Milo and Joseph Quattrocchi, for compensation for services allegedly provided to us under an August 1998 consulting agreement. The pending action also relates to a loan from Milo and Quattrocchi to us of $50,000 of which we have repaid approximately $35,000.

Both Milo and Quattrocchi resigned their consulting agreement without fulfilling their services and any services they allegedly provided proved to be unsatisfactory. In addition, we had issued 3,000,000 shares each to Milo and Quattrocchi as part of their consideration under the consulting agreement. Our position is that the deficiencies in Milo's and Quattrochi's services under the consulting agreement means that they have received more compensation in excess of the value of the services that they rendered, as well as for the unpaid balance of the loan, in the form of those shares. However, Milo and Quattrocchi disagreed with our position and commenced an action against us that is pending in the Supreme Court of the State of New York. Messrs. Milo and Quattrocchi claim that they are entitled to an additional 24,526,000 shares as damages under the consulting agreement and to the repayment of the loan balance.We believe that we have meritorious defenses to the Milo-Quattrocchi action, and have counterclaims against Milo-Quattrocchi but cannot project an outcome with any certainty. No settlement negotiations are in progress. We believe that we would not be materially adversely effected by the outcome of this proceeding.

There are presently outstanding claims against Global related to two equipment leases which aggregate approximately $90,000, and which are reflected as part of capital lease obligations, current portion. No legal action has been commenced and there is a potential for a negotiated settlement of these liabilities. The Company does not believe that it  will be materially adversely effected by these liabilities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote security holders through the solicitation of proxies or otherwise during the year ended December 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Price.
Our shares of common stock are quoted on the OTC:BB quotation system. As of April 10, 2002 there were 15 market makers in our shares. We have no preferred stock issued or outstanding. The following information with respect to the high and low bid price of our shares was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
CALENDAR 2000
Quarter Ending March 31,	$.86	$.04
Quarter Ending June 30,	$.37	$.17
Quarter Ending September 30,	$.23	$.17
Quarter Ending December 31,	$.17	$.06
CALENDAR 2001
Quarter Ending March 31,	$.11	$.06
Quarter Ending June 30,	$.06	$.04
Quarter Ending September 30,	$.04	$.02
Quarter Ending December 31,	$.03	$.02
CALENDAR 2002
Quarter Ending March 31,	$.07	$.02
Period Ending April 10,	$.05	$.04

(b) Holders.
There are approximately 2,500 holders of the Company's Common Stock.

(c) Dividends.
We have never paid a dividend and do not anticipate that any dividends will be paid in the near future. We currently have no funds from which to pay dividends and as of December 31, 2001 and 2000, our total accumulated deficit was $21,590,870 and  $20,467,542,  respectively.

(d) Securities authorized for issuance under equity compensation plans.
None

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

Date	Title	Amount of Securities Sold	Persons	Cash or Non Cash Consideration
10/7/1999	Common Stock	2,000,000	Judith Grossman, Former Consultant	Settlement of consulting agreement valued at $35,000
11/24/1999	Common Stock	2,500,000	Jerrold R. Hinton, Pres. CEO and Chairman	Services valued at $43,750 issued to Higher Ground, an entity controlled by Jerrold R. Hinton
11/24/1999	Common Stock	1,500,000	Thomas J. Craft, Jr., Sec., Director and Counsel	Services valued at $26,250
03/01/2000	Common Stock	18,420,000	Jerrold R. Hinton, Pres.,CEO and Director	Conversion of debt of $718,380
03/01/2000	Common Stock	6,500,000	Thomas J. Craft, Jr.	Conversion of debt of $253,500
06/07/2000	Common Stock	1,000,000	Jerrold R. Hinton	Exercise of Options at $.08
06/07/2000	Common Stock	312,500	Thomas J. Craft, Jr.	Exercise of Options at $.08
06/07/2000	Common Stock	100,000	Richard Rubin	Corporate securities services valued at $5,000
06/30/2000	Common Stock	1,000,000	Acquisition of NCI (1)	At a value of $58,823
12/11/2000	Common Stock	5,750,000	Jerrold R. Hinton	Conversion of debt of $224,250
12/11/2000	Common Stock	500,000	Thomas J. Craft., Jr.	Conversion of debt of $19,500
1/05/2001	Common Stock	21,250,000	Vivian Manevich (2)	Acquisition of Global
1/05/2001	Common Stock	25,500,000	Timothy M. Huff (2)	Acquisition of Global
1/05/2001	Common Stock	16,150,000	Thomas J. Jimenez (2)	Acquisition of Global
1/05/2001	Common Stock	4,250,000	Peter J. Lindemann (2)	Acquisition of Global
1/05/2001	Common Stock	4,250,000	James E. Ontiveros (2)	Acquisition of Global
1/05/2001	Common Stock	3,400,000	James E. Kimble (2)	Acquisition of Global
1/05/2001	Common Stock	850,000	Dinh Dung Quoc (2)	Acquisition of Global
1/05/2001	Common Stock	850,000	Florida Export Finance Corp.(2)	Acquisition of Global
1/05/2001	Common Stock	4,250,000	Crescent Holdings Ltd.(2)	Acquisition of Global
1/05/2001	Common Stock	2,702,083	Frances Siegel	Conversion of Note of $200,000
1/05/2001	Common Stock	100,000	Harvey Birnholz	Tax Consulting Services valued at $5,000
1/05/2001	Common Stock	500,000	Gerard Haryman (3)	Conversion of $20,000 Note
1/05/2001	Common Stock	500,000	Capital Fulfillment Group	Public Relations Services valued at $25,000
1/05/2001	Common Stock	392,188	Jaime Y. Jimenez (4)	Private Placement at $.08 per share
1/05/2001	Common Stock	261,463	Michele J. Morgan(4)	Private Placement at $.08 per share
1/05/2001	Common Stock	261,463	Edward Y.Jimenez, Jr. (4)	Private Placement at $.08 per share
1/05/2001	Common Stock	196,094	Reynaldo Y. Jimenez (4)	Private Placement at $.08 per share
1/05/2001	Common Stock	196,094	Reynaldo O. Jimenez (4)	Private Placement at $.08 per share
1/05/2001	Common Stock	1,700,000	Bretton Hill Funding LLC	Conversion of Note of $500,000
1/05/2001	Common Stock	4,800,000	Bretton Hill Funding LLC	Exercise of Warrant as part of Note
2/16/2001	Common Stock	572,000	Adell Riiff (5)	Private Placement at $.04
9/24/2001	Common Stock	1,500,000	William Murphy	Services valued at $22,500
9/24/2001	Common Stock	125,000	Daniel L.Montgomery	Services to NCI valued at $1,875
9/24/2001	Common Stock	175,000	Kiel McIver	Services to NCI valued at $2,625
11/2/2001	Common Stock	8,800,000	Sigma Online Ltd.	Services valued at $185,000
11/2/2001	Common Stock	5,125,000	Thomas J. Craft, Jr., P.A.	Services valued at $46,250 and conversion of $5,000 in debt
11/2/2001	Common Stock	3,000,000	Richard Rubin	Corporate Securities Services valued at $30,000
11/2/2001	Common Stock	10,000,000	Jerrold R. Hinton	Conversion of $218,350 in debt
(1) The shares were issued with a restrictive legend based upon the exemption provided under Section 4 (2) of the Act. These shares were issued in connection with the acquisition of NCI to five shareholders of NCI.
(2) These shares were issued with a restrictive legend to the former shareholders of Global, based upon the exemption provided under Section 4(2) of the Act, in connection with the acquisition of Global.
(3) The shares were issued with a restrictive legend based upon the exemption provided under Section 4 (2) of the Act, in connection with the conversion of $20,000 of a $75,000 note payable to our former chairman.
(4) The shares were issued with a restrictive legend based upon the exemption provided under Section 4 (2) of the Act in connection with the private placement to the family members of Global's chief financial officer, Thomas J. Jimenez, an accredited investor.
(5) The shares were issued with a restrictive legend based upon the exemption provided under Section 4 (2) of the Act upon the exercise of options that were granted as part of the Company's unit private placement in 1998.

The Company relied upon the exemption provided in Section 4 (2) under the Act in connection with each of the above transactions. Shares were issued to officers and directors of the Company and its subsidiaries for services, in connection with the acquisition of Global, upon the conversion of debt into equity by present and former officers/directors, to third party consultants who provided services to the Company and Global, and in connection with the private placement to accredited investors who were members of the family of an officer of Global and to one third party accredited investor.

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

Results of Operations
During our year ended December 31, 2001, we had gross sales of $3,381,756 compared to gross sales of $3,499,691 during 2000. Global's sales in 2001 were $3,113,139 compared to $2,540,896 in 2000. NCI's sales were $268,617 in 2001 compared to $958,795 in 2000 or a decline of $690,178.

Our gross margins on a consolidated basis were 49.4% in 2001 compared to 40.4% in 2000. Global's gross margins were 49.4% in 2001 compared to 42% in 2000.

During our year ended December 31, 2001, we had a loss before other income (expenses) and income taxes of $1,159,790 compared to $586,191 in 2000. The operating income (loss) of Global was 333,217 compared to ($176,445) in 2000. NCI had an operating loss of $25,900 in 2001 compared to $18,108 in 2000. The parent, American Diversified Group, Inc., had an operating loss of $1,500,645 compared to $427,034 in 2000. This increase in operating loss of the parent was principally due to higher non-cash expenses related to issuance of shares for services in the amount of $947,250 in 2001 compared to $35,000 in 2000.

Our operating expenses on a consolidated basis were $2,830,534 compared to $2,001,664 in 2000. The increase was principally attributable to an increase in consulting fees from $186,947 in 2000 to $1,169,733, a result of non-cash expense related to the issuance of shares for services, and an increase in bad debts from $249,961 in 2000 to $577,738 in 2001.

In order for us to pay our operating expenses during 2001,  including certain operating expenses of our wholly-owned subsidiaries,  we continued to rely on loans provided by our executive officers or directors on a non-interest basis.We raised $22,900 from the sale of restricted common stock and $265,190 from proceeds from related parties. During the year 2000, we generated $957,500 from notes payable to third-party private investors.

Liquidity and Capital Resources
At December 31, 2001 we had total assets of $2,492,414 compared to total assets of $2,355,938, which is an insignificant change. Total current assets were $1,699,452 at December 31, 2001 compared to $1,136,455 at December 31, 2000. The increase in current assets is primarily attributable of and increase in accounts receivable to $1,174,020 (net of an allowance of $786,433) at year end 2001, compared to $888,708 (net of an allowance of $220,770) at year end 2000. In addition, our receivable from related parties was $493,199 at December 31, 2001, compared to $223,535 at year end 2000. Total assets of Global increased to $2,511,515 at year end 2001 from $2,226,427 at year end 2000, while total assets of NCI declined to $45,238 from $119,461 during the same periods, respectively.

Our total current liabilities were $1,320,257 at December 31, 2001 compared to $716,419 at December 31, 2000. The increase was principally due to an increase in accounts payable from $349,383 to $727,621 and an increase in accrued payroll and related taxes from $64,200 to $334,291. Our long-term liabilities were $59,882 at December 31, 2001 compared to $254,916 at December 31, 2000. The decrease was principally due to a significant decline in capital lease obligations to $4,882 at December 31, 2001 from $171,916 at year end 2000. Our notes payable to stockholders was $55,000 at year end 2001 compared to $83,000 at year end 2000, which was primarily due to the issuance of shares to our former chairman, Gerard Haryman, reducing the note payable by $20,000. Our total liabilities increased to $1,380,139 at December 31, 2001 from $971,335 at year end 2000.

We had a negative cash flow from operations of  $28,145 in 2001 compared to $1,132,951 in 2000. We used $178,539 for investing activities in 2001 compared to $763,811 in 2000. The significant change was the result of a decrease in acquisition of property and equipment from $693,013 in 2000 to $158,875 in 2001.  Net cash provided by financing activities declined substantially in 2001, to $226,224 from $1,801,675 in 2000. The decline was principally due to a decline in proceeds from the sale of common stock from $910,284 in 2000 to $22,900 in 2001 and a decline in proceeds from the issuance of notes payable from $957,500 in 2000 to -0- in 2001.

As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2001, the Company incurred a net loss of $1,193,328 compared to a net loss of $621,587 during 2000. Consequently, there is an accumulated deficit of $21,612,935 at December 31, 2001 compared to $20,419,607 at December 31, 2000. These factors, as well as the uncertain conditions the Company faces regarding its ability to successfully offer and sell telecommunications products and services, creates substantial doubt about the Company's ability to continue as a going concern.  Reference is made to 13 "Going Concern and Management's Plans" to the Notes to Consolidated Financial Statements.

Due primarily to the acquisition of its operating subsidiaries, and the resultant income generated, as well as the extinguishment of certain debts in exchange for common stock, the Company has reversed the working capital deficiency. The Company became an operating Company and generated revenues of approximately $3.5 million during 2000 and $3.4 million in 2001. The Company, through Global, is currently continuing the process of expanding its services in Central and South America, Europe, India and Asia.

During 2002, the Company anticipates generating significantly increased revenues. The Company expects to raise between $5 million to $10 million in financing to provide its operating subsidiaries with working capital during the 2002 fiscal year, principally to fund the expansion of Global and NCI. However, there is no assurance that the terms and conditions of such financing, if available, will be at terms and conditions acceptable to the Company. Reference is made to Note 13. Going Concern and Management's Plans, to the Notes to Consolidated Financial Statements.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

The telecommunications industry in which we operate is a rapidly evolving, with continuously technological changes. While we are not aware of any particular known trends, events or uncertainties that have had or that are likely to have an impact on our short-term or long-term liquidity, there can be no assurance that such trends, events or uncertainties will not occur because of the nature of our industry and the rapidly changing technological and competitive environment. During 2000, we had material commitments for capital expenditures which we were funding by long-term capital lease agreements. Our obligations under long-term capital leases decreased significantly as part of the contraction in the telecom industry generally. If and when the telecom industry achieves a growth cycle, it can be expected that we will have to continue to make commitments for capital expenditures that are material. We may continue to be dependent upon our ability to secure long-term capital lease financing or other sources of financing at satisfactory terms and conditions.

Recent Accounting Pronouncements
In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ("FIN 44"). This Interpretation clarifies the definition of "employee" for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

ITEM 7. FINANCIAL STATEMENTS

AMERICAN DIVERSIFIED GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

TABLE OF CONTENTS

Dohan and Company	7700 North Kendall Drive, #204
Certified Public Accountants	Miami, Florida 33156-7564
A Professional Association	Telephone: (305) 274-1366
Facsimile: (305) 274-1368

INDEPENDENT AUDITORS' REPORT
Board of Directors
American Diversified Group, Inc. and Subsidiaries
Hickory, North Carolina

We have audited the accompanying consolidated balance sheets of American Diversified Group, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of loss, cash flows, and stockholders’ equity (deficiency in assets) for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Diversified Group, Inc. and Subsidiaries at December 31, 2001 and 2000, and the results of their operations, their cash flows and their stockholders’ equity (deficiency in assets) for the years then ended, in conformity with generally accepted accounting principles.

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
April 1, 2002
Miami, Florida

Member:
Florida Institute of Certified Public Accountants
American Institute of Certified Public Accountants Private Companies and SEC Practice Sections
Accounting Group International Offices in Principal Cities

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	Dec. 31, 2001	Dec. 31, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,233	$12,693
Accounts receivable, less allowance for doubtful
accounts of $786,433 and $220,770	1,174,020	888,708
Due from related parties	243,199	223,535
Note receivable - trade	250,000	-
Deferred tax asset, less valuation allowance of
$2,541,037 and $2,430,197	-	-
Prepaid expenses	-	11,519
TOTAL CURRENT ASSETS	1,699,452	1,136,455

PROPERTY AND EQUIPMENT, NET	664,588	895,218

OTHER ASSETS
Goodwill, less accumulated amortization of $0 and $7,500	-	7,500
Organization costs, less accumulated
amortization of $678 and $565	452	565
Deposits	127,922	316,200
Miscellaneous receivable
(less $125,000 allowance for uncollectibility)	-	-
TOTAL OTHER ASSETS	128,374	324,265
TOTAL ASSETS	$2,492,414	$2,355,938

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$727,621	$349,383
Current portion of capital lease obligations	84,130	102,829
Accrued payroll and related taxes	334,291	64,200
Accrued expenses and other liabilities	46,967	79,849
Deferred revenues	56,190	59,307
Due to related parties	71,058	60,851
TOTAL CURRENT LIABILITIES	1,320,257	716,419

OTHER LIABILITIES
Capital lease obligations, less current portion	4,882	171,916
Notes payable to stockholders	55,000	83,000
TOTAL LONG-TERM LIABILITIES	59,882	254,916
TOTAL LIABILITIES	$1,380,139	$971,335

COMMITMENTS AND CONTINGENCIES (Notes 7,8, 9, 13)

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $10 par value,	$-	$-
50,000 shares authorized; none issued and outstanding
Common stock, $.001 par value, 700,000,000 Shares
authorized; 422,439,858 and 362,887,560
Shares issued and outstanding	467,278	422,440
Additional paid-in capital	22,257,932	21,594,270
Deferred consulting fees	-	(212,500)
Accumulated Deficit	(21,612,935)	(20,419,607)
TOTAL STOCKHOLDERS' EQUITY	1,112,275	1,384,603
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,492,414	$2,355,938
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
	For the Year	For the Year
	Ended	Ended
	Dec. 31,	Dec. 31,
	2001	2000
REVENUES
Sales	$3,381,756	$3,499,691
Cost of sales	1,711,012	2,084,218
GROSS MARGIN	1,679,744	1,415,473

EXPENSES
Payroll and related taxes	309,277	404,594
Professional fees	255,964	280,540
Officers' salary	100,000	206,050
Consulting fees	1,169,733	186,947
Bad debts	577,738	249,961
Other operating expenses	73,389	128,617
Telephone and communications	75,917	127,703
Advertising and marketing	-	123,160
Travel and related expenses	49,191	112,655
Rents	93,091	90,597
Insurance and employee benefits	95,309	67,880
Depreciation and amortization	30,925	22,960
TOTAL EXPENSES	2,830,534	2,001,664
LOSS BEFORE INCOME TAXES	(1,159,790)	(586,191)

INTEREST INCOME (EXPENSE)
Insurance proceeds	4,910	30,982
Other	22,418	-
Interest income	56,987	-
Interest expenses	(25,067)	(61,971)
Loss on disposal of equipment	(85,286)	-
Impairment of goodwill	(7,500)	-
NET INTEREST INCOME (EXPENSE)	(33,538)	(30,989)

LOSS BEFORE INCOME TAXES	(1,193,328)	(617,180)
INCOME TAXES	-	(4,407)
NET LOSS	$(1,193,328)	$(621,587)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (BASIC AND DILUTED)	425,176,534	392,079,074
NET LOSS PER SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,193,328)	$(621,587)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	132,664	136,418
Amortization of deferred consulting fees	212,599	-
Loss on disposal of asset	55,286	-
Impairment on goodwill	7,500	-
Common stock exchanged for services	947,250	35,000
(Increase) decrease in assets:
Accounts receivable	(785,312)	(842,715)
Receivable from related parties	(250,000)	-
Prepaid expenses	11,519	(11,519)
Deposits	188,278	(211,630)
Increase (decrease) in liabilities:
Accounts payable	381,206	307,200
Accrued payroll and related taxes	270,091	64,200
Accrued expenses and other liabilities	(32,882)	42,073
Deferred revenues	(3,117)	(26,065)
Accrued income taxes payable	-	(4,236)
NET CASH USED BY OPERATING ACTIVITIES	(28,145)	(1,132,951)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(158,875)	(693,013)
Payments for related party receivables (net)	(19,664)	(70,798)
NET CASH USED BY INVESTING ACTIVITIES	(178,539)	(763,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	22,900	910,284
Payments on capital leases	(17,233)	(32,228)
Proceeds from notes payable and long-term debt	-	957,500
Proceeds on notes payable and long-term debt	-	(294,732)
Proceeds from related party payables	265,190	260,851
Payments on related party payables	(44,633)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	226,224	1,801,675

NET (DECREASE) INCREASE IN
CASH AND CASH EQUIVALENTS	19,540	(95,087)
CASH AND CASH EQUIVALENTS - BEGINNING	12,693	107,780
CASH AND CASH EQUIVALENTS - ENDING	$32,233	$12,683
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$25,067	$25,485
Income taxes	$4,407	$-
In addition to amounts reflected above,
common stock was issued for:
Common stock issued for accrued compensation	$164,200	$300,000
Settlement of debt	$74,150	$1,405,421
Common stock issued for deferred consulting fees	$-	$212,500
Consulting services	$947,250	$35,000
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

					Accumulated
					Deficit During	Total
	Common Stock		Additional	Deferred	the Develop-	Deficiency
Description	Shares	Amount	Paid-in Capital	Consulting Fees	ment Stage	in Assets
Balance, Dec. 31, 1999	362,887,560	362,887	18,790,618	-	(19,798,020)	(644,515)

Shares issued
for services	4,950,000	4,950	242,550	-	-	247,500
Amortization of
deferred consulting
fees	-	-	-	(212,500)	-	(212,500)
Shares issued for
extinguishment of debt	43,732,496	43,733	1,661,688	-	-	1,705,421
Shares issued for cash	10,869,802	10,870	899,414	-	-	910,284
Net loss for year 2000	-	-	-	-	(621,587)	(1,669,522)
Balance, Dec. 31, 2000	422,439,858	$422,440	$21,594,270	$(212,500)	$(20,419,607)	$1,384,603

Shares issued
for services	39,775,000	39,775	907,475	-	-	947,250
Amortization of
deferred consulting
fees	-	-	-	212,500	-	212,500
Shares issued for
extinguishment of debt	11,000,000	11,001	227,349	-	-	238,350
Reverse shares issued
for extinguishment of
debt in prior year	(6,510,413)	(6,510)	(493,490)	-	-	(500,000)
Shares issued for cash	572,500	573	22,328	-	-	22,900
Net loss for year 2001	-	-	-	-	(1,193,328)	(1,193,328)
Balance, Dec. 31, 2001	467,276,945	$467,278	$22,257,932	-	$(21,612,935)	$1,112,275
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

Reclassifications and Restatements

Amounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation of the current year financial statements. Such reclassifications and restatements reflect principally results from calculations of the income tax provision for NCI. Additionally, retroactive effect has been given to the mergers for purposes of comparative financial statement presentation.

Nature of Operations

During 1996, ADGI became a development stage company. During 1997 and 1998, ADGI generated initial, but limited, sales and receivables from the shipment of orders for generic pharmaceuticals and the sale of telecommunication services to customers in West Africa, however no revenues were generated from such efforts during 1999. During 1999, ADGI pursued the completion of its intended acquisition of Global, a telecommunications company, who is a facilities-based provider engaged in the business of Internet telephony and Voice Over Internet Protocol (VOIP), which was completed in March 2000. During 1999, the Company discontinued its efforts in connection with telecommunications products and services in West Africa. In June 2000, ADGI completed its acquisition of NCI Telecom, Inc., a company involved in Wide Area Network ("WAN") and Local Area Network ("LAN") technology, installation and service.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Property and Equipment

Property and equipment consists of telecommunications equipment, office furniture and equipment, and vehicles which are stated at cost. Depreciation is based on the estimated useful lives of the assets, using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. Gains and losses on disposition of property and equipment are included in income as realized.

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

As of December 31, 2000, the Company implemented SEC Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition." The impact of implementing SAB 101 was not material to the Company’s revenues or results of operations.

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

Significant Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains its day-to-day operating cash balances at a single financial institution for each company in the consolidated group. At times, cash balances may be in excess of the FDIC insurance limits.

The Company operates worldwide. Consequently, the Company's ability to collect the amounts due from customers may be affected by economic fluctuations in each of the geographical locations in which the Company provides its services, principally Mexico, Venezuela, India and Malaysia.

At December 31, 2001, two customers had balances that comprised 98% of the accounts receivable. One customer, a party related by virtue of common ownership, represented approximately 74% of the Company’s accounts receivable and 59% revenue.

Recently Issued Accounting Pronouncements

In July 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Derivatives and Hedging." ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives are recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized as a component of comprehensive income or in current earnings. SFAS 138 was issued in June 2000 as an amendment to SFAS 133 and addresses issues causing implementation difficulties. There have been no material adjustments for derivatives and hedges.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, any goodwill or indefinite life intangible assets acquired between July 1, 2001 and December 31, 2001 would not be amortized. Under the new rules, the Company will no longer amortize goodwill. Instead, the Company will test for impairment of goodwill or indefinite life intangibles at least annually and would only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or indefinite life intangible assets. Through December 31, 2001, the Company’s accounting policy was to evaluate the carrying value of its intangible assets based on its undiscounted cash flows. However, as a result of implementing SFAS 142, the Company is now required to evaluate the carrying value of its indefinite life intangibles using their fair values. Upon implementation of SFAS No. 142 on January 1, 2002, the Company expects not to record any material charges against income.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company has not yet determined the effect that this new accounting standard may have on our results of operations, financial position and cash flows. The Company will be required to implement this standard effective January 1, 2003.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell and in management’s opinion, this statement has not had a material effect on the financial statements.

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

Basic Net Loss Per Common Share

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during each period. The basic net loss is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Available stock options at December 31, 2001 and 2000, were anti-dilutive and not considered common stock equivalents for purposes of computing net loss per common share.

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

Impairment of Long-Lived Assets

The Company follows FASB Statement No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires that impairment losses are to be recorded when long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell. There have been no material adjustments for impairment of long-lived assets.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2001	2000
Telecommunications equipment	$712,780	$876,907
Office furniture and equipment	179,061	182,028
Vehicles	12,440	12,440
	904,281	1,071,375
Accumulated depreciation	(239,693)	(176,157)
Property and equipment, net	$664,588	$895,218

Total depreciation expense for the years ended December 31, 2001 and 2000 amounted to $132,751 and $136,305, respectively. Included in cost of sales is $101,939 in 2001 and $113,458 in 2000.

NOTE 3. BUSINESS ACQUISITIONS

Share Purchase Agreement with Global Transmedia Communications Corporation

ADGI and Global entered into a share purchase agreement effective February 19, 2000 pursuant to which ADGI acquired 100% of Global’s shares. This agreement provided for the issuance to Global of units, which aggregate 25 million shares of common stock, based upon the average closing bid price of the shares during the ten-day period prior to February 19, 2000. The units also provided for the issuance of four warrants, Class A, B, C and D, each exercisable at $.08, which was the average closing bid price of the Company’s shares during the six month period prior to February 19, 2000. Each class of warrants provided for the issuance of 25 million shares and expired two years from the date of the agreement. On January 5, 2001 the agreement was amended to increase the number of shares to be issued from 25 million to 85 million restricted shares with no warrants issued. This acquisition has been accounted for as a pooling of interests and accordingly all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Global.

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

Following the completion of the due diligence effort, the Company concluded that it should not acquire ISS and, after consulting with counsel, pursued a cause of action against ISS for damages, including recovery of the $100,000 advance. In September 1999, the Company was awarded a judgment against ISS in the amount of $125,000. However, the Company is uncertain if it will be successful in recovering any damages against ISS. There has been an allowance fur uncollectibility for the entire $125,000.

NOTE 5. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	2001	2000
Professional fees	$33,825	$74,946
Customer deposits and overpayments	5,490	4,040
Interest	7,652	863
	$46,967	$79,849

NOTE 6. CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following:

	2001	2000
Lease payments, payable in monthly installments totaling $5,109 and $11,120, respectively, inclusive of imputed interest at rates from 10% through 20% annually, maturing at various dates through Sept. 2003.	$89,012	$274,745
Current obligations under capital leases	(84,130)	(102,829)
Long-term obligations under capital leases	$4,882	$171,916

Future minimum lease payments under capital leases for years subsequent to December 31, 2001 are as follows:

2002	$133,638
2003	4501
2004	1,589
Amount representing interest	(50,716)
Present value of future minimum lease payments	$89,012

Interest expense recorded on all capital lease obligations of the Company amounted to $7,716 and $10,753 for the years ended December 31, 2001 and 2000, respectively.

NOTE 7. DEFERRED CONSULTING FEES

In April 2000, Global entered into a one-year agreement with J. Randolph Dumas with the intent to form a legally binding business relationship which will focus on international telecommunications and telecommunications-related business activities of Global and its direct and indirect affiliates. In connection with the agreement, Dumas was to acquire or otherwise make available a Dutch company or other offshore company, which was to  become the exclusive operating vehicle for this business relationship between the parties. Dumas was to be designated the Chairman and Chief Executive Officer of this company. Following the formation of this new company, the parties to this agreement agreed to each contribute $25,000 into the capital account of the new company purposes of meeting the travel, administrative and related business expenses of this entity.

During the two year period between the first anniversary and third anniversary of this agreement, Dumas had the right but not the obligation to sell or "put" his shares in this entity to ADGI (or to any successor entity which exists at that time) at a price equal to the price/earnings multiple existing for ADGI (or other successor public entity which may exist at the time of the "put"), multiplied by the net income of the new company for the calendar year in which the "put" is exercised. At Dumas’s option, the purchase consideration provided that it may take the form of all cash, all unrestricted stock in ADGI (or other successor which may exist at the time) or a combination of each.

After the third anniversary of this agreement, Global had the one-time right within 60 days of the third anniversary, but not the obligation, to purchase or "call" all or a portion of Dumas’s ordinary shares in the new company at a price based on the same formulas as described above. The purchase consideration may be formulated in whatever combination of cash and/or stock as Global may determine in its sole discretion. Global’s "call" option may be advanced at any time should Global or ADGI (or its successor company) be the subject of a bid by an unrelated/third party acquirer. In such event, the pricing formula for the buy-out of the new company would reflect the same pro rata terms being offered by the acquiring company for Global/ADGI.

In accordance with the contract, the Company issued 4,250,000 shares of its common stock, valued at .05 a share, for a total of $212,500, in exchange for current and future consulting services. These shares are held in Global’s treasury pending the passage of twelve (12) months from the date of this agreement. After twelve (12) months these shares would be deemed to be fully vested and would be delivered unconditionally to Dumas. The fair market value of these future services were amortized over the term of the agreement. The Company amortized $212,500 during 2001 and included this amount in consulting fees expense and delivered the shares to Dumas. The agreement was also terminated in 2001 with general releases to each of the parties and neither the Company or Global on the one hand, nor Dumas on the other hand has any further rights or obligations under this agreement.

NOTE 8. RELATED PARTY TRANSACTIONS

Due from Related Parties

As of December 31, 2001 and 2000, the Company had the following amounts receivable from related parties:

	2001	2000
Note receivable - trade	$250,000	$ -
Officer	62,634	57,414
Corporation owned by officer	180,565	166,121
Due from related parties	$493,199	$223,535

The note receivable-trade was due December 19, 2001, with interest at 10%, and was paid on February 4, 2002. Included in accounts receivable at December 31, 2001, is $872,248 due from the same customer. This customer is related to the Company as a result of being a shareholder of the Company.

The amount receivable from the officer and from a corporation owned by an officer are short term advances, due on demand, and included accrued interest at 10%.

Due to Related parties

As of December 31, 2001 and 2000, due to related parties are as follows:

	2001	2000
Corporation owned by consultant	$7,851	$15,851
Corporation owned by former employee	-	10,000
Officer	-	35,000
Consultant	3,207	-
Consultant	60,000	-
Related party payables	$71,058	$60,851

These payables principally represent short terms advances, due on demand with interest at 10%, to the Company by officers, consultants, and related corporations.

Notes Payable - Stockholders

As of December 31, 2001 and 2000, the Company is obligated under convertible promissory notes payable as follows:

	2001	2000
Former director	$55,000	$75,000
Consultant	-	8,000
Notes payable to stockholders	$55,000	$83,000

These notes principally represent advances to the Company by directors, consultants, and shareholders. There is no formal repayment plan, the notes bear no interest and are convertible into common stock.

Employment Agreement

Effective October 1, 1996, the Company entered into a three-year employment agreement with its President wherein the Company agreed to pay compensation of $100,000 annually, payable monthly at the rate of $8,333. In accordance with the agreement, this compensation has been accrued but remained unpaid as of the year ended December 31, 1999, due to the Company's lack of positive cash flow. In March 2000, the accrued but unpaid compensation was converted into 10 million shares of common stock (See Note 11). In December 2000, this employment agreement was renewed for a one-year term through December 2001, for $100,000 annual compensation. + In December 2001, this employment agreement was renewed for a one-year term through December 2002, for $100,000 annual compensation. The compensation will be deferred until the Company has adequate cash flows, unless the President decides to accept a convertible note for his services.

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

Leases and Rents

Effective February 1, 1999, ADGI leased its executive office premises in North Carolina under a one-year lease agreement with monthly rent payments of $605. Effective February 1, 2000, the lease was renewed for one year with monthly rent payments of $640. The lease was not subsequently renewed.

Global leased facilities in five different cities (Hackensack, NJ, Jersey City, NJ, San Antonio, Texas, St. Louis, MO and Miami, FL) under three and five-year operating leases expiring at various dates through May 2005. These leases provided for monthly payments ranging from $1,149 to $3,136.

Global has negotiated a sub-lease agreement for the Hackensack, NJ office subsequent to the year end.

Effective November 2001, Global signed a sub-lease agreement for the Jersey City facility with a customer/consultant of the Company. The customer/ consultant is obligated to pay the monthly rent through the end of the original lease agreement in February 2003.

During 2001, but prior to the end of the lease term, Global vacated the San Antonio, TX office. The remaining amounts due under the lease were settled in full with payment of three months rent ($1,788 per month).

In January 2001, prior to the end of the lease term, Global vacated the St. Louis, MO office. To date the Company has not been required or requested to make any of the remaining payments, although the no formal agreement to settle the lessee exists. If and when any amounts are subsequently paid to the lessee, the Company will expense such amounts when incurred.

Global currently occupies the Miami, FL office, which is the Company’s primary operating facility.

Effective September 1, 1999, NCI leased its facilities under a one-year lease agreement with monthly rent payments of $700 and renewed the lease in September 2000. NCI vacated the facilities in May 2001, with no further commitments due to the lessee.

Future minimum rental payments required under the above operating leases subsequent to the year ended December 31 is as follows:

2002	$ 93,642
2003	79,850
2004	78,991
2005	33,946
$286,429

Rent expense for 2001 and 2000 was $93,091 and $90,597, respectively.

NOTE 10. INCOME TAXES

Deferred income taxes and benefits for 2001 and 2000 are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. The tax effects (computed at 15%) of these temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

		Current
		Period
	2000	Changes	2001
Deferred tax assets:
Accrued officers’ compensation	$3,750	$18,429	$22,179
Allowance for doubtful accounts	33,115	84,850	117,965
Consulting services elected as start-up
costs under IRC Sec. 195 (b)	2,125,444	-	2,125,444
Net operating loss carryforwards	267,888	7,561	275,449
	2,430,197	110,840	2,541,037
Valuation allowance	(2,430,197)	(110,840)	(2,541,037)
Net deferred tax asset	$-	$-	$-

The Company has accumulated net operating losses, which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the financial statements. A deferred tax asset for the future benefits of net operating losses and other differences is offset by a 100% valuation allowance due to the uncertainty of the Company’s ability to utilize the losses. These net operating losses expire at various dates.

At the end of 2001, the Company had net operating loss carryforwards of approximately $2,431,460 which expire at various dates through 2020, however due to ownership changes as defined in Section 382 of the Internal Revenue Code, the Company is limited in its ability to utilize the loss carryforwards.

NOTE 11. COMMON STOCK TRANSACTIONS

During the year ended December 31, 2000, the Company issued the following shares of Common stock:
Date issued	Shares	Consideration	Valuation	Relationship
March 16, 2000	10,000,000	Satisfaction of debt	$300,000	President
March 16, 2000	8,420,000	Satisfaction of debt	129,421	President and his affiliate
March 16, 2000	6,500,000	Satisfaction of debt	39,000	Corporate secretary/legal counsel
March 16, 2000	2,000,000	Options exercised	20,000	Consultant
March 31, 2000	1,000,000	Options exercised	80,000	President
March 31, 2000	312,500	Options exercised	30,000	Corporate secretary/legal counsel
March 31, 2000	100,000	Business valuation	5,000	Consultant
March 16, 2000	1,750,000	Sale of stock	140,000	President and Corporate
				secretary/legal counsel
March 16, 2000	3,562,500	Sale of stock	285,000	Various investors
March 16, 2000	2,244,802	Sale of stock	114,584	Various investors
October 16, 2000	2,702,083	Sale of stock	216,167	Various investors
October 16, 2000	4,250,000	Future consulting	212,500	Consultant
October 16, 2000	500,000	Marketing services	25,000	Consultant
December 31, 2000	6,510,413	Convertible note	520,833	Various investors
December 31, 2000	9,600,000	Convertible note	500,000	Various investors
December 31, 2000	100,000	Consulting services	5,000	Consultant
During the year ended December 31, 2001, the Company issued the following shares of Common stock:
Date Issued	Shares	Consideration	Valuation	Relationship
January 5, 2001	500,000	Satisfaction of debt	$20,000	Former director
February 10, 2001	2,000,000	Consulting services	160,000	Consultant
February 10, 2001	400,000	Accounting services	32,000	Accountants
February 10, 2001	1,200,000	Consulting services	96,000	Consultant
February 10, 2001	450,000	Consulting services	36,000	Consultant
September 24, 2001	1,500,000	Consulting services	22,500	Consultant
September 24, 2001	125,000	Consulting services	1,875	Consultant
September 24, 2001	175,000	Consulting services	2,625	Consultant
September 24, 2001	572,500	Sale of stock	22,900	Investor
November 2, 2001	3,000,000	Consulting services	30,000	Consultant
November 2, 2001	500,000	Consulting services	5,000	Consultant
November 2, 2001	1,000,000	Consulting services	10,000	Consultant
November 2, 2001	4,625,000	Consulting services	46,250	Corporate secretary/legal counsel
November 2, 2001	8,800,000	Consulting services	185,000	Consultant / Customer
November 2, 2001	500,000	Satisfaction of debt	10,398	Corporate secretary/legal counsel
November 2, 2001	10,000,000	Satisfaction of debt	207,952	President
December 4, 2001	16,000,000	Consulting services	320,000	Consultant

In addition to the above, the Company issued 85,000,000 in exchange for Global shares, and 1,000,000 in exchange for NCI shares. Both issuances have been applied retroactively to the beginning balances as a pooling of interests.

In connection with the above, for certain issuances of shares Forms S-8 have been filed with the Securities and Exchange Commission relative to such issuances of stock. The shares issued were valued by the Company based upon the average bid and ask price of the shares on the date of issuance. The value of these shares was charged to expense unless they were in consideration for future services, in which case they were recorded as deferred consulting fees.

For other issuances of shares during the periods described above, the Company issued restricted shares (Rule 144) of its common stock to consultants and officers for services to the Company. The shares issued were valued by the Company based upon half of the average bid and ask price of the Company’s shares on the date of issuance. The value of these shares was charged to expense.

NOTE 12. STOCK OPTIONS

Options Pursuant to Private Placements

In connection with the Company's private placement of its common stock in April 1997, the Company issued a total of 3,250,000 shares at $.04 per share together with 3,250,000 common stock purchase options exercisable by the holders to purchase additional 3,250,000 shares at a price of $.08 per share, which were to expire April 15, 2000. In 1999, the Company agreed to extend the options to January 1, 2001. The Company had agreed to register the shares underlying the options in a registration statement of Form SB-2 as soon as reasonably practicable as part of a Registration Statement.  In March 1998, the Company issued an additional 1,550,000 shares under the same terms as the April 1997 private placement. The Company has no present plans to file an SB-2 registration statement.

NOTE 13. GOING CONCERN AND MANAGEMENT’S PLANS

As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2001, the Company incurred a net loss of $1,193,328. Consequently, there is an accumulated deficit at December 31, 2001 of $21,612,935. These factors, as well as the uncertain conditions the Company faces regarding its ability to successfully offer and sell telecommunications products and services, creates substantial doubt about the Company's ability to continue as a going concern.

Due primarily to the acquisition of its operating subsidiaries, and the resultant income generated, as well as the extinguishment of certain debts in exchange for common stock, the Company has reversed the working capital deficiency and deficiency in assets that existed prior to 2001. The Company became an operating Company and generated revenues of approximately $3.5 million during 2000 and $3.4 million in 2001. The Company, through Global, is currently continuing the process of expanding its services in Mexico and South America, Europe, India, and Asia.

During the 2002, the Company anticipates generating significantly increased revenues. The Company expects to raise between $5 million to $10 million in financing to provide its operating subsidiaries with working capital during the 2002 fiscal year to fund the expansion of Global and will consider any continued funding for NCI. However, there is no assurance that the terms and conditions of such financing, if available, will be at terms and conditions acceptable to the Company.

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

Segment information for the years ended December 31, 2001 and 2000 are as follows:

	Year ended December 31, 2001
	GLOBAL	NCI	Unallocated	Total
Net sales from external
Customers	$3,113,139	$268,617	$ -	$3,381,756
Cost of sales	1,646,187	64,825	-	1,711,012
Gross margins	1,466,952	203,792	-	1,670,744
Operating profit (loss)	385,528	(44,673)	(1,500,645)	1,159,790
Depreciation and amortization	21,398	5,270	4,257	309,258
Interest income	56,987	-	-	56,987
Interest expense	24,014	1,053	-	25,067
Income taxes	-	-	-	-
Total assets	2,441,515	45,238	5,661	2,492,414
Capital expenditures	158,875	-	-	158,875

	Year ended December 31, 2000
	GLOBAL	NCI	Unallocated	Total
Net sales from external
Customers	$2,540,896	$958,795	$ -	$3,499,691
Cost of sales	1,470,670	613,548	-	2,084,218
Gross margins	1,070,226	345,247	-	1,415,473
Operating (loss)	(165,335)	(19,239)	(401,617)	(586,191)
Depreciation and amortization	123,697	8,987	3,734	136,418
Interest income	-	-	-	-
Interest expense	36,167	387	25,417	61,971
Income taxes	-	52,342	-	52,342
Total assets	2,226,427	119,461	10,050	2,355,938
Capital expenditures	688,668	437	3,908	693,013

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name	Age	Position	Term
Jerrold Hinton	60	President and a Director	One Year
Przemystaw L. Kostro	39	Chairman and CEO since November 2001	One Year
Thomas J. Craft, Jr., Esq.	37	Secretary, Counsel and a Director until November 2001	One Year
Vivian Manevich	42	President, Global	One Year

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

Jerrold R. Hinton has served as president, chief executive officer and chairman from March 1995 to November 2001. Mr. Hinton continues to serve as the Company's president and a director of the Company. Dr. Hinton, a graduate of Florida State University, holds bachelors, masters and doctorate degrees in management, engineering and real estate. From 1992 to early 1995, prior to joining the Company Dr. Hinton served as an officer of United Biomedical, Inc., a private company.

Przemystaw L. Kostro was elected as chairman  of the board of directors and appointed as chief executive officer of the Company in November 2001. During the past five years, Mr.Kostro has been involved in international business and finance, and has been providing professional and consulting services to several large and mid-sized entities in Europe. During the past year, he has been providing services to assist the Company and Global in expanding Global's business and services worldwide.

Thomas J. Craft, Jr., Esq., is an attorney practicing law under the laws of the State of Florida. Mr. Craft was the Company's secretary, corporate counsel and a director from March, 1996 until November 2001. Since November 2001 Mr. Craft has continued to serve as secretary and corporate counsel, but resigned as a director in November 2001 with the election of Mr. Kostro as chairman. From July 1994 to December 1997, Mr. Craft was also Counsel, Secretary and a Director of Phoenix International Industries, Inc., a development stage public company located in West Palm Beach, FL. During the past five years, prior to his present positions, Mr. Craft was engaged in the private practice of law in West Palm Beach, FL. In addition, prior to joining the Company, Mr. Craft served as an Intern for United States Senator, Bob Graham, Florida. Mr. Craft is also an officer, director and a principal shareholder of Fifth Avenue Acquisition II Corp., which is a reporting non-operating company under the Exchange Act. Mr. Craft is also an officer and director of Royal Finance, Inc., a reporting company engaged in the real estate mortgage business in South Florida.

Vivian Manevich is the President of Global and was a co-founder of Global in October 1996. Prior to forming Global, Ms. Manevich held several management positions in corporations in both the U.S. and Colombia. She served as Administrative Director for Quiet Nacelle Corporation, located in Miami, Florida, an aircraft design and development company.  Prior to joining Quiet Nacelle, Ms. Manevich was the Assistant Director of Sales and Marketing for the distributor of Yamaha products in Colombia prior to which date Ms. Manevich formed and owned a marketing research company in Medellin, Colombia, providing consulting services for  advertising agencies. Ms.Manevich holds an M.B.A. Degree in Marketing, Georgia State University, and B.S. Degree in Marketing, University of Florida.

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

Name of Officer/Director	Forms Not Filed
Jerrold R. Hinton	Forms 3, 4 and 5
Przemystaw L. Kostro	Forms 3, 4 and 5
Vivian Manevich	Forms 3, 4 and 5

ITEM 10. EXECUTIVE COMPENSATION.

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Jerrold Hinton CEO, President	2001	100,000(a)	0	0(b)	0	0	0	0
Jerrold Hinton CEO, President	2000	100,000(a)	(1)	0(b)	0	0	0	0
Jerrold Hinton CEO, President	1999	100,000(a)	(2)	0(b)	0	0	0	0
Przemystaw L. Kostro, Chairman and CEO since November 2001	2001	0	0	0	0	0	0	0
Thomas J. Craft, Jr., Secretary, Counsel and a Director until November 2001	2001	0	0	46,250(c)	0	0	0	0
Thomas J. Craft, Jr., Secretary, Director	2000	0	0	0(c)	0	0	0	0
Thomas J. Craft, Jr., Secretary, Director	1999	0	0	26,250(c)	0	0	0	0
Vivian Manevich, President, Director Global	2001	58,860	0	0	0	0	0	0
Vivian Manevich, President, Secretary and a Director of Global	2000	90,000	0	0	0	0	0	0

(a) Effective October 1, 1996, the Company entered into a three-year employment agreement with Jerrold R. Hinton,  its President pursuant to which the Company agreed to pay compensation of $100,000 annually, payable monthly at the rate of $8,333. In accordance with the agreement, this compensation has been accrued but remained unpaid as of the year ended December 31, 1999, due to the Company's lack of positive cash flow. In March 2000, the accrued but unpaid compensation was converted into 10 million shares of common stock. (See Note 11.) In December 2000, this employment agreement was renewed for a one-year term through December 2000, for $100,000 annual compensation. In December 2001, the accrued but unpaid compensation for 2001 was satisfied with the issuance of 10,000,000 shares and the agreement was extended through 2002 at the same annual compensation. The compensation will be deferred until the Company has adequate cash flows, unless the President decides to accept a convertible note for his services.

(b) Mr. Hinton was also issued shares in registration statements on Form S-8, shares with a restrictive legend in consideration for continued services to the Company, shares with restrictive legend upon conversion of debt into equity and shares upon exercise of options as discussed below. In addition, shares were issued to Higher Ground, Inc., a corporation controlled by Mr. Hinton. Mr. Hinton also exercised options during 2001 to purchase 6 million shares, at an exercise price of $.08.
(c) Mr. Craft was also issued shares in registration statements on Form S-8, shares with a restrictive legend in consideration for continued services to the Company, shares with restrictive legend upon conversion of debt into equity and shares with restrictive legend upon exercise of options as discussed below. Mr. Craft has the right under an option to acquire an additional 6 million shares at an exercise price the lower of $.08 per share or fifty percent of the closing bid price of the shares on the date(s) of exercise of the options, in whole or in part. In addition, in November 2001, Mr.Craft was issued 5,125,000 restricted shares for services valued at $46,250 and $5,000 for conversion of debt.

Employment Agreement

Effective October 1, 1996, the Company entered into a three-year employment agreement with Jerrold R. Hinton,  its President pursuant to which the Company agreed to pay compensation of $100,000 annually, payable monthly at the rate of $8,333. In accordance with the agreement, this compensation has been accrued but remained unpaid as of the year ended December 31, 1999, due to the Company's lack of positive cash flow. In March 2000, the accrued but unpaid compensation was converted into 10 million shares of common stock. (See Note 11.) In December 2000, this employment agreement was renewed for a one-year term through December 2000, for $100,000 annual compensation. In December 2001, the agreement was extended through 2002 at the same annual compensation. The compensation will be deferred until the Company has adequate cash flows, unless the President decides to accept a convertible note for his services. See Note 8 to the Notes to Consolidated Financial Statements

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

At April 10, 2002, we had 455,676,445 shares issued and outstanding. The table below sets forth the share ownership of our executive officers and directors, individually and as a group, and the executive officers of Global. No other person is the beneficial owner of more than 5% of our issued and outstanding shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percentage of Class(1)
Common Stock	Jerrold R. Hinton, 2425 North Center Street, Suite 177, Hickory, NC 28601	17,585,524 shares (2)	3.86%
Common Stock	Przemystaw L. Kostro, 101 Lakeview Woods, Eureka, MO 63025	0	0
Common Stock	Vivian Manevich, President of Global, 444 Brickell Avenue, Suite 522, Miami, FL 33131	20,050,000 shares (3)	4.4%
Common Stock	All executive officers and directors of the Company as a group (3 persons, including executive officer of Global)	37,635,524 shares	8.26%
(1) Based upon 455,676,445 shares issued and outstanding on April 10, 2002.
(2) The shares owned beneficially by Jerrold R. Hinton also include 1,580,524 shares owned of record by Higher Ground, a corporation controlled by Mr. Hinton, which may be deemed beneficially owned by Mr. Hinton.
(3) The shares issued to Global's president, Vivian Manevich, in connection with the Share Purchase Agreement, as amended, between the Company, Global and Global's shareholders, effective on February 19, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2001 and 2000, the Company had the following amounts receivable from related parties:

The note receivable of $250,000 Global VOIP, an entity controlled by Timothy Huff, a former principal shareholder of Global, was due December 19, 2001, with interest at 10%. This note was paid on February 4, 2002. At December 31, 2001 and 2000, the Company was owed $62,634 and $57,414, respectively, by Vivian Manevich, president of Global, and was owed $180,565 and $166,121, respectively, by Telephonetics Overseas, LC, an entity controlled by Ms. Manevich. The amounts due from Ms. Manevich and her affiliated entity   are short term advances, due on demand, with accrued interest at 10%.

As of December 31, 2001, the Company owed Mitch Siegel, husband of Ms. Manevich $60,000 for consulting services. This payable is due on demand with interest at 10%. The Company at December 31, 2001 and 2000 owed other payables to officers, consultants and entities controlled by them that were not material.

As of December 31, 2001 and 2000, the Company is obligated under convertible promissory note payable to Gerard Haryman, former chairman, in the sum of $55,000 and $75,000, respectively. There is no formal repayment plan, the note bear no interest and are convertible into common stock.

Reference is also made to  Item 5, Recent Sales of Unregistered Securities. During 2000 and 2001, the Company issued 34,170,000 restricted shares to Mr. Hinton, an officer and director, in connection with his conversion of  debt in the aggregated amount of $1,160,980 owed by the Company or an average price of $0.034 per share.

Ms. Manevich , president of Global, was issued 21,250,000 restricted shares having a value of $.08, in connection with the Company's acquisition of Global.

Reference is made to Note 8, Related Party Transactions and Note11, Common Stock Transactions, to the Notes to Consolidated Financial Statements. In addition, references is made to Item 5, Recent Sales of Unregistered Securities above.

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

(B) REPORTS ON FORM 8-K

We filed a Form 8-K on January 10, 2001, reporting the amendment to the Share Purchase Agreement between the Company and the former shareholders of Global, reflecting the change in the nature and amount of consideration.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN DIVERSIFIED GROUP, INC.

By: /s/ Jerrold Hinton
Jerrold Hinton, President
Conover, NC
Dated: April 15, 2002