Form 10KSB/A
period 2001-12-31
AMERICAN DIVERSIFIED GROUP INC
filed 2002-04-18
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994
For the transition period from _______ to _______
Commission File Number: 0-23532

AMERICAN DIVERSIFIED GROUP, INC.
(Name of small business issuer in its charter)

Nevada	88-0292161
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
3768 Sarazen Court., NE, Conover, NC	28613
(Address of Principal Executive Offices)	(Zip Code)

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
(5) The shares were issued with a restrictive legend based upon the exemption provided under Section 4 (2) of the Act to an accredited investor who was an investor in the Company's 1998 unit private placement in 1998. The private investor was also granted options to purchase 572,000 shares at $0.08 in connection with the issuance and sale of restricted shares on February 16, 2001.

The Company relied upon the exemption provided in Section 4 (2) under the Act in connection with each of the above transactions. Shares were issued to officers and directors of the Company and its subsidiaries for services, in connection with the acquisition of Global, upon the conversion of debt into equity by present and former officers/directors and to an entity controlled by our president,  to third party consultants who provided services to the Company and Global, and in connection with the private placement to accredited investors who were members of the family of an officer of Global and to one third party accredited investor.

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

In order for us to pay our operating expenses during 2001,  including certain operating expenses of our wholly-owned subsidiaries,  we continued to rely on loans provided by our executive officers or directors on a non-interest basis. We raised $22,900 from the sale of restricted common stock and $265,190 from proceeds from related parties. During the year 2000, we generated $957,500 from notes payable to third-party private investors.

Reference is made to Item 5, Recent Sales of Unregistered Securities, Item 12, Certain Relationships and Related Transactions, and Note 8, Related Party Transactions, to the Notes to Consolidated Financial Statements, with respect to disclosure regarding the issuance of restricted shares in satisfaction of debt to officers, and affiliates, and to the former shareholders of Global in connection with our acquisition of Global.

Liquidity and Capital Resources
At December 31, 2001, we had total assets of $2,492,414 compared to total assets of $2,355,938, which is an insignificant change. Total current assets were $1,699,452 at December 31, 2001 compared to $1,136,455 at December 31, 2000. The increase in current assets is primarily attributable of and increase in accounts receivable to $1,174,020 (net of an allowance of $786,433) at year end 2001, compared to $888,708 (net of an allowance of $220,770) at year end 2000. In addition, our receivable from related parties was $493,199 at December 31, 2001, compared to $223,535 at year end 2000. Total assets of Global increased to $2,511,515 at year end 2001 from $2,226,427 at year end 2000, while total assets of NCI declined to $45,238 from $119,461 during the same periods, respectively.

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

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	Dec. 31, 2001	Dec. 31, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,233	$12,693
Accounts receivable, less allowance for doubtful
accounts of $786,433 and $220,770	1,174,020	888,708
Due from related parties	243,199	223,535
Note receivable - trade	250,000	-
Deferred tax asset, less valuation allowance of
$2,541,037 and $2,430,197	-	-
Prepaid expenses	-	11,519
TOTAL CURRENT ASSETS	1,699,452	1,136,455

PROPERTY AND EQUIPMENT, NET	664,588	895,218

OTHER ASSETS
Goodwill, less accumulated amortization of $7,500 and $0	-	7,500
Organization costs, less accumulated
amortization of $678 and $565	452	565
Deposits	127,922	316,200
Miscellaneous receivable , less $125,000
allowance for uncollectibility	-	-
TOTAL OTHER ASSETS	128,374	324,265
TOTAL ASSETS	$2,492,414	$2,355,938

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$727,621	$349,383
Current portion of capital lease obligations	84,130	102,829
Accrued payroll and related taxes	334,291	64,200
Accrued expenses and other liabilities	46,967	79,849
Deferred revenues	56,190	59,307
Due to related parties	71,058	60,851
TOTAL CURRENT LIABILITIES	1,320,257	716,419

OTHER LIABILITIES
Capital lease obligations, less current portion	4,882	171,916
Notes payable to stockholders	55,000	83,000
TOTAL LONG-TERM LIABILITIES	59,882	254,916
TOTAL LIABILITIES	$1,380,139	$971,335

COMMITMENTS AND CONTINGENCIES (Notes 7,8, 9, 13)

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $10 par value,	$-	$-
50,000 shares authorized; none issued and outstanding
Common stock, $.001 par value, 700,000,000 Shares
authorized; 467,276,945 and 422,439,858
Shares issued and outstanding	467,278	422,440
Additional paid-in capital	22,257,932	21,594,270
Deferred consulting fees	-	(212,500)
Accumulated Deficit	(21,612,935)	(20,419,607)
TOTAL STOCKHOLDERS' EQUITY	1,112,275	1,384,603
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,492,414	$2,355,938
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
	For the Year	For the Year
	Ended	Ended
	Dec. 31,	Dec. 31,
	2001	2000
REVENUES
Sales	$3,381,756	$3,499,691
Cost of sales	1,711,012	2,084,218
GROSS MARGIN	1,670,744	1,415,473

EXPENSES
Payroll and related taxes	309,277	404,594
Professional fees	255,964	280,540
Officers' salary	100,000	206,050
Consulting fees	1,169,733	186,947
Bad debts	577,738	249,961
Other operating expenses	73,389	128,617
Telephone and communications	75,917	127,703
Advertising and marketing	-	123,160
Travel and related expenses	49,191	112,655
Rents	93,091	90,597
Insurance and employee benefits	95,309	67,880
Depreciation and amortization	30,925	22,960
TOTAL EXPENSES	2,830,534	2,001,664
LOSS BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	(1,159,790)	(586,191)

OTHER INCOME (EXPENSES)
Insurance proceeds	4,910	30,982
Other	22,418	-
Interest income	56,987	-
Interest expenses	(25,067)	(61,971)
Loss on disposal of equipment	(85,286)	-
Impairment of goodwill	(7,500)	-
NET OTHER INCOME (EXPENSES)	(33,538)	(30,989)

LOSS BEFORE INCOME TAXES	(1,193,328)	(617,180)
INCOME TAXES	-	(4,407)
NET LOSS	$(1,193,328)	$(621,587)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (BASIC AND DILUTED)	425,176,534	392,079,074
NET LOSS PER SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,193,328)	$(621,587)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	132,864	136,418
Amortization of deferred consulting fees	212,500	-
Loss on disposal of asset	85,286	-
Impairment on goodwill	7,500	-
Common stock exchanged for services	947,250	35,000
(Increase) decrease in assets:
Accounts receivable	(785,312)	(842,715)
Receivable from related parties	(250,000)	-
Prepaid expenses	11,519	(11,519)
Deposits	188,278	(211,630)
Increase (decrease) in liabilities:
Accounts payable	381,206	307,200
Accrued payroll and related taxes	270,091	64,200
Accrued expenses and other liabilities	(32,882)	42,073
Deferred revenues	(3,117)	(26,065)
Accrued income taxes payable	-	(4,326)
NET CASH USED BY OPERATING ACTIVITIES	(28,145)	(1,132,951)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(158,875)	(693,013)
Payments for related party receivables (net)	(19,664)	(70,798)
NET CASH USED BY INVESTING ACTIVITIES	(178,539)	(763,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	22,900	910,284
Payments on capital leases	(17,233)	(32,228)
Proceeds from notes payable and long-term debt	-	957,500
Proceeds on notes payable and long-term debt	-	(294,732)
Proceeds from related party payables	265,190	260,851
Payments on related party payables	(44,633)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	226,224	1,801,675

NET (DECREASE) INCREASE IN
CASH AND CASH EQUIVALENTS	19,540	(95,087)
CASH AND CASH EQUIVALENTS - BEGINNING	12,693	107,780
CASH AND CASH EQUIVALENTS - ENDING	$32,233	$12,693
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$25,067	$25,485
Income taxes	$4,407	$-
In addition to amounts reflected above,
common stock was issued for:
Common stock issued for accrued compensation	$164,200	$300,000
Settlement of debt	$74,150	$1,405,421
Common stock issued for deferred consulting fees	$-	$212,500
Consulting services	$947,250	$35,000
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

						Total
	Common Stock		Additional	Deferred	Accumulated	Stockholders'
Description	Shares	Amount	Paid-in Capital	Consulting Fees	Deficit	Equity
Balance, Dec. 31, 1999	362,887,560	362,887	18,790,618	-	(19,798,020)	(644,515)

Shares issued
for services	4,950,000	4,950	242,550	-	-	247,500
Amortization of
deferred consulting
fees	-	-	-	(212,500)	-	(212,500)
Shares issued for
extinguishment of debt	43,732,496	43,733	1,661,688	-	-	1,705,421
Shares issued for cash	10,869,802	10,870	899,414	-	-	910,284
Net loss for year 2000	-	-	-	-	(621,587)	(621,587)
Balance, Dec. 31, 2000	422,439,858	$422,440	$21,594,270	$(212,500)	$(20,419,607)	$1,384,603

Shares issued
for services	39,775,000	39,775	907,475	-	-	947,250
Amortization of
deferred consulting
fees	-	-	-	212,500	-	212,500
Shares issued for
extinguishment of debt	11,000,000	11,001	227,349	-	-	238,350
Reverse shares issued
for extinguishment of
debt in prior year	(6,510,413)	(6,510)	(493,490)	-	-	(500,000)
Shares issued for cash	572,500	573	22,328	-	-	22,900
Net loss for year 2001	-	-	-	-	(1,193,328)	(1,193,328)
Balance, Dec. 31, 2001	467,276,945	$467,278	$22,257,932	-	$(21,612,935)	$1,112,275
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

NOTE 5. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	2001	2000
Professional fees	$33,825	$74,946
Customer deposits and overpayments	5,490	4,040
Interest	7,652	863
	$46,967	$79,849

NOTE 6. CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following:

	2001	2000
Lease payments, payable in monthly installments totaling $5,109 and $11,120, respectively, inclusive of imputed interest at rates from 10% through 20% annually, maturing at various dates through Sept. 2003.	$89,012	$274,745
Current obligations under capital leases	(84,130)	(102,829)
Long-term obligations under capital leases	$4,882	$171,916

Future minimum lease payments under capital leases for years subsequent to December 31, 2001 are as follows:

2002	$133,638
2003	4,501
2004	1,589
Amount representing interest	(50,716)
Present value of future minimum lease payments	$89,012

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

The note receivable-trade was due December 19, 2001, with interest at 10%, and was paid on February 4, 2002. Included in accounts receivable at December 31, 2001, is $872,248 due from the same customer. This customer is related to the Company in that its president is also a shareholder of the Company.

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

Notes Payable to Stockholders

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

NOTE 10. INCOME TAXES

Deferred income taxes and benefits for 2001 and 2000 are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. The tax effects (computed at 15%) of these temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

		Current
		Period
	2000	Changes	2001
Deferred tax assets:
Accrued officers’ compensation	$3,750	$18,429	$22,179
Allowance for doubtful accounts	33,115	84,850	117,965
Consulting services elected as start-up
costs under IRC Sec. 195 (b)	2,125,444	-	2,125,444
Net operating loss carryforwards	267,888	7,561	275,449
	2,430,197	110,840	2,541,037
Valuation allowance	(2,430,197)	(110,840)	(2,541,037)
Net deferred tax asset	$	$ -	$ -

The Company has accumulated net operating losses, which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the financial statements. A deferred tax asset for the future benefits of net operating losses and other differences is offset by a 100% valuation allowance due to the uncertainty of the Company’s ability to utilize the losses. These net operating losses expire at various dates, through the year 2020.

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

Segment information for the years ended December 31, 2001 and 2000 are as follows:

	Year ended December 31, 2001
	GLOBAL	NCI	Unallocated	Total
Net sales from external
Customers	$3,113,139	$268,617	$ -	$3,381,756
Cost of sales	1,646,187	64,825	-	1,711,012
Gross margins	1,466,952	203,792	-	1,670,744
Operating profit (loss)	385,528	(44,673)	(1,500,645)	(1,159,790)
Depreciation and amortization	21,398	5,270	4,257	30,925
Interest income	56,987	-	-	56,987
Interest expense	24,014	1,053	-	25,067
Income taxes	-	-	-	-
Total assets	2,441,515	45,238	5,661	2,492,414
Capital expenditures	158,875	-	-	158,875

	Year ended December 31, 2000
	GLOBAL	NCI	Unallocated	Total
Net sales from external
Customers	$2,540,896	$958,795	$ -	$3,499,691
Cost of sales	1,470,670	613,548	-	2,084,218
Gross margins	1,070,226	345,247	-	1,415,473
Operating (loss)	(165,335)	(19,239)	(401,617)	(586,191)
Depreciation and amortization	123,697	8,987	3,734	136,418
Interest income	-	-	-	-
Interest expense	36,167	387	25,417	61,971
Income taxes	-	4,407	-	4,407
Total assets	2,226,427	119,461	10,050	2,355,938
Capital expenditures	688,668	437	3,908	693,013

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2001 and 2000, the Company had the following amounts receivable from related parties:

The note receivable of $250,000 Global VOIP, an entity controlled by Timothy Huff, a former principal shareholder of Global, was due December 19, 2001, with interest at 10%. This note was paid on February 4, 2002. At December 31, 2001 and 2000, the Company was owed $62,634 and $57,414, respectively, by Vivian Manevich, president of Global, and was owed $180,565 and $166,121, respectively, by Telephonetics Overseas, L.C., an entity controlled by Ms. Manevich. The amounts due from Ms. Manevich and her affiliated entity   are short term advances, due on demand, with accrued interest at 10%.

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
Dated: April 18, 2002