Form 10QSB
period 2002-03-31
AMERICAN DIVERSIFIED GROUP INC
filed 2002-05-15
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

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

3768 Sarazen Court, N.E., Conover, NC 28613
(Address of principal executive offices)

828-459-0916
(Issuer’s telephone number)
_____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 482,776,945 shares issued as of March 31, 2002
Transitional Small Business Disclosure Format: Yes __ No X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet - (Unaudited)	4
Consolidated Statements of Income (Loss) (Unaudited)	5
Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2002 (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$20,884
Accounts receivable, principally affiliates, less allowance for
doubtful accounts of $786,433		2,930,530
Receivable from related parties		248,320
Deferred tax asset, less valuation allowance of $1,925,717		-
TOTAL CURRENT ASSETS		3,199,734

PROPERTY AND EQUIPMENT, less
accumulated depreciation of $271,299		632,207

OTHER ASSETS
Organization costs, net		424
Deposits		140,922
Miscellaneous receivable less $125,000
allowance for uncollectibility		-
TOTAL OTHER ASSETS		141,346
TOTAL ASSETS		$3,973,287

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable		$1,613,042
Current portion of capital lease obligations		81,519
Accrued payroll and related taxes		325,939
Accrued expenses and other liabilities		23,635
Deferred revenues		44,708
Due to related parties		87,058
TOTAL CURRENT LIABILITIES		2,175,2901

OTHER LIABILITIES
Capital lease obligations, less current portion		4,240
Notes payable to stockholders		55,000
TOTAL LONG-TERM LIABILITIES		59,240
TOTAL LIABILITIES		2,235,141

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $10 par value,	$
50,000 shares authorized; none issued and outstanding		-
Common stock, $.001 par value, 700,000,000 shares
authorized; 482,776,945 shares issued and outstanding		482,778
Additional paid-in capital		22,584,933
Deferred consulting fees		(250,000)
Accumulated deficit		(21,079,565)
TOTAL STOCKHOLDERS' EQUITY		1,738,146
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$3,973,287
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
	For the Three Months Ended March 31,
	2002	2001
REVENUES
Sales , principally to affiliates	$2,324,441	$758,933
Cost of sales	1,166,164	599,952
GROSS MARGIN	1,158,277	158,981

EXPENSES
Payroll and related taxes	46,408	41,327
Professional fees	73,462	59,384
Officers' salary	103,000	78,750
Consulting fees	322,500	352,693
Other operating expenses	16,562	20,344
Telephone and communications	14,305	25,940
Travel and related expenses	12,600	18,247
Rents	9,754	32,080
Insurance and employee benefits	22,123	19,685
Depreciation and amortization	8,177	8,641
TOTAL EXPENSES	628,891	657,091
INCOME (LOSS) FROM OPERATIONS	529,386	(498,110)

INTEREST INCOME (EXPENSE)
Interest income	7,450	5,245
Interest expense	(3,466)	(15,202)
NET INTEREST INCOME (EXPENSE)	3,984	(9,957)

INCOME (LOSS) BEFORE INCOME TAXES	533,370	(508,067)

INCOME TAXES
Provision for income taxes	186,925	-
Tax benefits from utalization of
net operating loss carryforward	(186,925)	-
TOTAL ICOME TAXES	-	-
NET INCOME (LOSS)	$533,370	$(508,067)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (BASIC AND DILUTED)	470,865,834	424,748,747
NET INCOME (LOSS) PER SHARE (BASIC AND DILUTED)	$0.00	$(0.00)
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the Three Months ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$533,0370	$(508,067)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	33,634	15,948
Amortization of deferred consulting fees	-	53,125
Common stock exchanged for services	92,500	324,000
(Increase) decrease in assets:
Accounts receivable, principally affiliates	(1,756,510)	(125,589)
Note receivable-trade	250,000	-
Deposits	(13,000)	(5,680)
Increase (decrease) in liabilities:
Accounts payable	885,421	(57,965)
Accrued payroll and related taxes	(9,052)	38,482
Accrued expenses and other liabilities	(23,332)	201,747
Deferred revenues	(11,482)	24,351
NET CASH USED BY OPERATING ACTIVITIES	(18,451)	(39,648)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,225)	-
Payments for related party receivables (net)	3,922	(13,307)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	2,697	(13,307)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	22,900
Payments on capital lease obligations	(3,253)	(1,254)
Proceeds from related party payables	10,000	57,500
Payments on related party payables	(2,342)	(15,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,405	64,146

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS	(11,349)	11,191
CASH AND CASH EQUIVALENTS - BEGINNING	32,233	12,693
CASH AND CASH EQUIVALENTS - ENDING	$20,884	$23,884
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$3,256	$15,202
Income taxes	$-	$-
In addition to amounts reflected above,
common stock was issued for:
Consulting services	$342,500	$324,000
See accompanying notes.

AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All adjustments are of a normal recurring nature.

Certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and related notes as of December 31, 2001 contained in the Company's Form 10-KSB.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of American Diversified Group, Inc. and its two wholly-owned subsidiaries, Global Transmedia Telecommunications Corporation and NCI Telecom, Inc.. All material intercompany transactions have been eliminated.

NOTE 3 – ACCOUNTS RECEIVABLE-SIGNIFICANT CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

At March 31, 2002, four customers accounted for all of the accounts receivable of Global and 99% of total accounts receivable. Two of the customers, Global VOIP and G4 Networks, who are affiliates of the Company, accounted for $2,156,441 or 96% of the Company's sales, and three customers, Global VoIP, G4 Networks and Sigma Online, all of whom are affiliates, accounted for $2,856,222 or 96.8% of our accounts receivable. One single customer, Global VoIP, accounted for $2,099,000 or 93% of our sales and $2,562,248 or 87% or our accounts receivable. The Company believes that all accounts receivable are collectible.

NOTE 4 - CONSULTING AGREEMENT

In January 2002, the Company entered into an agreement with Hornblower & Weeks Financial Corporation to provide corporate finance and business consulting services to be performed during the year 2002. The agreement provides for the payment of an engagement fee of $30,000 on execution, a monthly fee of $10,000 for services from January through March 2002, the issuance by the Company of 40 million restricted shares, with 10 million shares upon execution and 10 million restricted shares on March 15, July 15 and September 15, 2002. The agreement also provides for the issuance by the Company or the transfer by third parties of an additional 8 million shares, with 2 million shares issuable on each of March 1, April 1, July 1 and September 1, 2002. Through March 31, 2002, the Company has issued the initial 10 million restricted shares on execution of the agreement in January 2002. The 10 million shares issued by the Company was for services to be provided by the consultant in the second quarter and accordingly were charged to deferred consulting fees, at a value of $250,000, based upon 50% of the closing bid price of the shares on the date of issuance.

During the three-month period ended March 31, 2002, Global VoIP, a principal customer and related party to the Company, paid Hornblower & Weeks $30,000. In addition, Global VoIP, on behalf of the Company, and to satisfy the Company's March 15, 2002 obligation, transferred 10 million shares to Hornblower & Weeks, having a value of $200,000. In connection with this payment and transfer by Global VOIP, the Company recorded consulting expense of $230,000 and offset this amount against Global VOIP's accounts receivable balance to Global by such amount.

NOTE 5 - EARNINGS (LOSS) PER SHARE

Per share information is computed based on the weighted average number of common shares outstanding (basic and diluted) during the period.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

This Quarterly Report contains certain estimates and plans related to the telecommunications industry in which our subsidiaries, Global Transmedia Telecommunications Corporation and NCI Telecom, Inc. operate. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know what level of growth in the telecommunications industry, and particularly in those Voice over Internet Protocols markets in which Global operates and to a lesser extent the growth, if any, in the declining Wide Area Network and Local Area Network business in which NCI operates. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from Global and our consolidated business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

Results of Operations - Comparison of Three Months Ended March 31, 2002 and 2001

Revenues. During the three-month period ended March 31, 2002, we increased our gross sales to $2,324,441 or 206% compared to gross sales of $758,933 during the same period in the prior year. This increase is primarily attributable to the growth of our sales to Global's principal customers. Two of the customers, Global VoIP and G4 Networks, who are deemed to be affiliates of the Company, accounted for $2,156,441 or 96% of the Company's sales. (See Note 3 to the Notes to Consolidated Financial Statements) Global's sales were $2,248,521 compared to $696,836 during the three-month period in 2001. NCI's sales were $75,920 during the three-month period ended March 31, 2002, compared to $62,097 during the same period in the prior year.

Cost of Sales. Our cost of sales consists primarily of the costs of termination of long distance traffic over our networks and the wholesale cost of buying bandwidth purchased by us for resale. We had cost of sales of $1,166,164 for the three months ended March 31, 2002, compared to cost of sales of $599,952 during the three months ended March 31, 2001. We expect cost of sales to increase in future periods only to the extent that our sales volume increases.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting service expenses, travel and other general corporate expenses. Our operating expenses for the three months ended March 31, 2002, decreased to $628,191 or 4.3% compared to $657,091 for the same period in 2001. (See Note 4 to the Notes to Consolidated Financial Statements with respect to a consulting agreement executed in January 2002 for investment banking services)

Our operating expenses are expected to further decrease as a percentage of revenue in future periods because our existing operating infrastructure will allow increases in revenues without having to incrementally add operating expenses. However, our expenses may increase in absolute dollars as we continue to expand our network termination locations worldwide and incur additional costs related to the growth of our business and being a public company.

Income (Loss) from Operations. We had an income from operations of $533,370 for the three months ended March 31, 2002, compared to a loss from operations of $508,067 for the same period in the prior year. The income from operations is mainly attributable to the improved gross profit margin and reduced operating expenses. Our operating profit margin for the three months ended March 31, 2002, was 22.8%.

Interest Income (Expense). Interest income (expense) consists of interest expense on our borrowings and interest income earned on our cash and cash equivalents and receivables from related parties. We recorded interest income of $7,450 during the three months ended March 31, 2002, compared to $5,245 during the same period in the prior year. Interest expenses during the three months ended March 31, 2002, were $3,466 compared to $15,202 during the same period in the prior year. Interest expense decreased due to reductions in our capital lease obligations.

Net Income (Loss). Our net income for the three months ended March 31, 2002, was $534,070, compared to a net loss of $508,067 during the three months ended March 31, 2001.

Liquidity and Capital Resources.

As of March 31, 2002, we had $20,884 of cash and cash equivalents compared to $32,233 at December 31, 2001. We had accounts receivable of $2,930,530 on March 31, 2002, compared to $1,174,020 on December 31, 2001. At March 31, 2002, four customers accounted for all of the accounts receivable of Global and 99% of total accounts receivable. Two of the customers, Global VoIP and G4 Networks, who are deemed to be our affiliates, accounted for $2,156,441 or 96% of our sales, and three customers, Global VoIP, G4 Networks and Sigma Online, all of whom are deemed to be affiliates, accounted for $2,856,222 or 96.8% of our accounts receivable. One customer, Global VoIP, accounted for $2,099,000 or 93% of our sales and $2,562,248 or 87% or our accounts receivable. We believe that all of our accounts receivable are collectible. At March 31, 2002, we had other related party receivables in the amount of $248,320 compared to $243,199 due from related parties at December 31, 2001. As of March 31, 2002, we had current assets of $3,199,734 compared to current assets of $1,699,452 as of December 31, 2001. We had a working capital of $1,023,833 at March 31, 2002.

Total assets increased by 59.4% from $2,492,414 at December 31, 2001, to $3,973,287 at March 31, 2002.

Our total current liabilities increased to $2,175,901 at March 31, 2002, compared to total current liabilities of $1,320,257 at December 31, 2001, principally due to an increase in accounts payable. Our long-term liabilities did not change materially. Total liabilities increased by 62% from $1,380,139 at December 31, 2001 to $2,235,141 at March 31, 2002.

Our cash used in operating activities was $18,451 for the three months ended March 31, 2002, compared to $39,648 during the same period in the prior year. This use of cash is principally the result of an increase in accounts receivable of $1,756,510 partially offset by net income of $533,370 and non-cash compensation of $92,500

We had insignificant investing activities during the three months ended March 31, 2002.

Cash provided by financing activities was $4,405 for the three months ended March 31, 2002, compared to $64,146 for the same period in the prior year.

We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For Legal Proceedings, refer to the discussion in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

Item 2. Changes in Securities

During the three-month period ended March 31, 2002, the Company issued a total of 15,500,000 restricted shares of common stock. The shares were issued as follows: 5,500,000 restricted shares to Sigma Online Ltd. on February 14, 2002, for consulting services at an agreed value of $92,500 based upon the agreement between us and Sigma Online. On February 14, 2002, the closing bid price of the shares was $0.05 per share. An aggregate of 10,000,000 restricted shares were issued in connection with an agreement between the Company and Hornblower & Weeks Financial Corporation for corporate finance and business consulting services. The restricted shares were issued as follows: 6,000,000 restricted shares to Paul E. Taboada, 2,000,000 restricted shares to John Rooney, 2,000,000 restricted shares to Eric Ellenhorn. Messrs. Taboada, Rooney and Ellenhorn are employees/officers of Hornblower & Weeks Financial Corporation and are the persons who are providing the consulting services to us. Mr. Ellenhorn's shares were issued in his name and to two trusts that he controls. On March 25, 2002, the closing bid price of the shares was $.05. We have recorded the transaction as deferred consulting fees at a value of $.025 per share for services to be provided in the quarters commencing April 1, 2002.

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

(b) Form 8-K.

During the quarter ended March 31, 2002, we did not file a  Report on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN DIVERSIFIED GROUP, INC.
Registrant
By: /s/ Jerrold R. Hinton
Jerrold R. Hinton, President and Director
Dated: May 15, 2002
Conover, NC