Form 10QSB/A
period 2002-03-31
AMERICAN DIVERSIFIED GROUP INC
filed 2002-05-16
CIK 919742

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
CONSOLIDATED BALANCE SHEET
March 31, 2002 (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$20,884
Accounts receivable, principally affiliates, less allowance for
doubtful accounts of $786,433		2,930,530
Receivable from related parties		248,320
Deferred tax asset, less valuation allowance of $1,925,717		-
TOTAL CURRENT ASSETS		3,199,734

PROPERTY AND EQUIPMENT, less
accumulated depreciation of $271,299		632,207

OTHER ASSETS
Organization costs, net		424
Deposits		140,922
Miscellaneous receivable less $125,000
allowance for uncollectibility		-
TOTAL OTHER ASSETS		141,346
TOTAL ASSETS		$3,973,287

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable		$1,613,042
Current portion of capital lease obligations		81,519
Accrued payroll and related taxes		325,939
Accrued expenses and other liabilities		23,635
Deferred revenues		44,708
Due to related parties		87,058
TOTAL CURRENT LIABILITIES		2,175,901

OTHER LIABILITIES
Capital lease obligations, less current portion		4,240
Notes payable to stockholders		55,000
TOTAL LONG-TERM LIABILITIES		59,240
TOTAL LIABILITIES		2,235,141

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $10 par value,	$
50,000 shares authorized; none issued and outstanding		-
Common stock, $.001 par value, 700,000,000 shares
authorized; 482,776,945 shares issued and outstanding		482,778
Additional paid-in capital		22,584,933
Deferred consulting fees		(250,000)
Accumulated deficit		(21,079,565)
TOTAL STOCKHOLDERS' EQUITY		1,738,146
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$3,973,287
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
Dated: May 16, 2002
Conover, NC