Form 10QSB
period 2002-06-30
AMERICAN DIVERSIFIED GROUP INC
filed 2002-08-14
CIK 919742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

          (Mark one)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission file number: 0-23532

                          GLOBETEL COMMUNICATIONS CORP.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                       88-0292161
          --------                                       ----------
(State or other jurisdiction                            (IRS Employer
of incorporation or organization)                       Identification No.)

                 444 Brickell Avenue, Suite 522,Miami, FL 33131
                 ----------------------------------------------

                    (Address of principal executive offices)

                                 (305) 579-9922

                           ---------------------------
                           (Issuer's telephone number)

                        AMERICAN DIVERSIFIED GROUP , INC.
                              3768 Sarazen Court NE
                                Conover, NC 28613

            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 502,776,945 shares issued as of June 30, 2002

           Transitional Small Business Disclosure Format: Yes    No X
                                                             ---   ---

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements .................................................3

Item 2. Management's Discussion and Analysis or Plan of Operation ...........11



                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings ...................................................18
Item 2. Changes in Securities ...............................................18
Item 3. Default Upon Senior Securities ......................................18
Item 4. Submission of Matters to a Vote of Security Holders .................18
Item 5. Other Information ...................................................19
Item 6. Exhibits and Reports on Form 8-K ....................................19

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets - (Unaudited) ....................................4
Consolidated Statements of Income (Loss) (Unaudited) .........................5
Consolidated Statements of Cash Flows (Unaudited) ............................6
Notes to Consolidated Financial Statements (Unaudited) .......................7

                         GLOBETEL COMMUNICATIONS CORP.

             f/k/a AMERICAN DIVERSIFIED GROUP, INC. & SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------
                                                                                      (UNAUDITED)        (AUDITED)
                                                                                      Jun 30, 2002     Dec 31, 2001
----------------------------------------------------------------------------------------------------------------------
 ASSETS

 CURRENT ASSETS
      Cash and cash equivalents                                                   $       12,270       $   32,233
      Accounts receivable, less allowance for doubtful accounts of $1,069,484            574,517        1,174,020
      Receivable from related parties                                                          -          243,199
      Note receivable - trade                                                          3,200,000          250,000
      Non-readily marketable equity securities, available for sale                     1,600,000                -
------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                          5,386,787        1,699,452
------------------------------------------------------------------------------------------------------------------

 PROPERTY AND EQUIPMENT, less accumulated depreciation of $196,179                       365,827          664,588
------------------------------------------------------------------------------------------------------------------

 OTHER ASSETS
      Organization costs, net                                                                396              452
      Deposits                                                                            84,522          127,922

      Miscellaneous receivable (less $125,000 allowance for uncollectibility)                  -                -
------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER ASSETS                                                               84,918          128,374
------------------------------------------------------------------------------------------------------------------

 TOTAL ASSETS                                                                     $    5,837,532        $2,492,414
==================================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES
      Accounts payable                                                            $      978,686       $  727,621
      Current portion of capital lease obligations                                        84,585           84,130
      Accrued payroll and related taxes                                                  313,128          334,291
      Accrued expenses and other liabilities                                              28,636           46,967
      Deferred revenues                                                                  281,467           56,190
      Due to related parties                                                              85,558           71,058
------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                     1,772,060        1,320,257
------------------------------------------------------------------------------------------------------------------

 LONG-TERM LIABILITIES
      Capital lease obligations, less current portion                             $            -       $    4,882
      Notes payable to stockholders                                                       55,000           55,000
------------------------------------------------------------------------------------------------------------------
         TOTAL LONG-TERM LIABILITIES                                                      55,000           59,882
------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                             1,827,060        1,380,139
------------------------------------------------------------------------------------------------------------------

 STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value, 10,000,000 shares authorized;             $            -      $         -
         none issued and outstanding
      Common stock, $.00001 par value, 1,500,000,000 shares authorized;
         502,776,945 shares issued and outstanding                                       502,778          467,278
      Additional paid-in capital                                                      23,164,933       22,257,932
      Accumulated deficit                                                            (19,657,239)     (21,612,935)
------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                    4,010,472        1,112,275
------------------------------------------------------------------------------------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $    5,837,532       $2,492,414
==================================================================================================================
 See accompanying notes.

                         GLOBETEL COMMUNICATIONS CORP.

             f/k/a AMERICAN DIVERSIFIED GROUP, INC. & SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                        For the              For the             For the              For the

                                                    Six Months Ended    Six Months Ended    Three Months Ended   Three Months Ended

                                                     June 30, 2002        June 30, 2001       June 30, 2002        June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
 REVENUES
      Sales                                        $   5,716,693         $   1,659,606      $    3,392,252       $     900,673
      Cost of sales                                    2,237,434               918,807           1,071,271             318,855
------------------------------------------------------------------------------------------------------------------------------------
         GROSS MARGIN                                  3,479,259               740,799           2,320,981             581,818
------------------------------------------------------------------------------------------------------------------------------------

 EXPENSES
      Payroll and related taxes                          106,523                85,416              60,015              44,089
      Professional fees                                  138,608                70,668              65,146              11,284
      Officers' salary                                   206,000               157,500             103,000              78,750
      Consulting fees                                    572,500               408,233             250,000              55,540
      Bad debts                                          283,051                84,166             283,051              84,166
      Other operating expenses                            36,605                38,925              20,744              18,578
      Telephone and communications                        22,331                42,832              10,332              16,893
      Travel and related expenses                         32,829                27,543              20,227               9,299
      Rents                                               19,901                56,901              10,147              24,821
      Insurance and employee benefits                     37,926                46,503              15,804              26,818
      Depreciation and amortization                       15,939                17,281               7,762               8,641
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL EXPENSES                                1,472,213             1,035,968             846,228             378,879
------------------------------------------------------------------------------------------------------------------------------------

 INCOME (LOSS) FROM OPERATIONS                         2,007,046              (295,169)          1,474,753             202,939
------------------------------------------------------------------------------------------------------------------------------------

 OTHER INCOME (EXPENSE)
      Interest income                                      5,634                10,393                 491               5,147
      Interest expense                                   (13,496)              (28,323)            (10,031)            (13,120)
      Loss on forgiveness of accrued interest
       receivable-officers                               (43,488)                     -            (43,488)                  -
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME (EXPENSE)                    (51,350)              (17,930)            (53,028)             (7,973)
------------------------------------------------------------------------------------------------------------------------------------

 INCOME (LOSS) BEFORE INCOME TAXES                     1,955,696              (313,099)          1,421,725             194,966

 INCOME TAXES
      Provision for income taxes                         645,885                     -             458,996              68,238
      Tax benefit from utilization of net
       operating loss carryforward                      (645,885)                    -            (458,996)            (68,238)
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL INCOME TAXES                                    -                     -                   -                   -
------------------------------------------------------------------------------------------------------------------------------------

 NET  INCOME (LOSS)                                $   1,955,696         $    (313,099)     $    1,421,725       $     194,966
====================================================================================================================================

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (BASIC AND DILUTED)                    477,296,282           422,983,491         483,656,066         427,067,853

====================================================================================================================================

 BASIC NET INCOME (LOSS) PER SHARE (BASIC AND        $      0.00         $      (0.00)        $       0.00        $       0.00
  DILUTED)

====================================================================================================================================
 See accompanying notes.

                         GLOBETEL COMMUNICATIONS CORP.

             f/k/a AMERICAN DIVERSIFIED GROUP, INC. & SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

                                                                             For the              For the
                                                                           Six Months            Six Months
                                                                              Ended                 Ended
                                                                          June 30, 2002         June 30, 2001
-----------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                      $     1,955,696       $     (313,099)
     Adjustments to reconcile net loss to net
       cash used by operating activities:
         Depreciation and amortization                                               66,851               31,895
         Amortization of deferred consulting fees                                   250,000              106,250
         Common stock exchanged for services                                         92,500              324,000
     (Increase) decrease in assets:
         Accounts receivable and unbilled revenues                                  599,503               81,426
         Non-readily marketable equity securities, available for sale            (1,600,000)                   -
         Note receivable - trade                                                 (2,950,000)            (500,000)
         Prepaid expenses                                                                 -               11,519
         Deposits                                                                    43,400               (4,320)
     Increase (decrease) in liabilities:
         Accounts payable                                                           851,065              (11,656)
         Accrued payroll and related taxes                                          (21,163)             110,176
         Accrued expenses and other liabilities                                     229,989               (4,317)
         Deferred revenues                                                          225,277               16,193
-----------------------------------------------------------------------------------------------------------------
         NET CASH USED BY OPERATING ACTIVITIES                                     (256,882)            (151,933)
-----------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment                                           (1,225)                   -
     Property and equipment included in cost of sales                               233,191                    -
     Payments for related party receivables (net)                                     3,222              (27,610)
-----------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                           235,188              (27,610)
-----------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                                                 -               22,900
     Payments on capital lease financing                                             (4,427)               4,392
     Proceeds from related party payables                                            15,500              170,690
     Payments on related party payables                                              (9,342)             (15,000)
-----------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                    1,731              182,982
-----------------------------------------------------------------------------------------------------------------

 NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                                    (19,963)               3,439

 CASH AND EQUIVALENTS - BEGINNING                                                    32,233               12,693
-----------------------------------------------------------------------------------------------------------------

 CASH AND EQUIVALENTS - ENDING                                              $        12,270               16,132
=================================================================================================================

 SUPPLEMENTAL DISCLOSURES
 Cash paid during the period for:
       Interest                                                             $         4,849       $       28,323
       Income taxes                                                         $             -       $            -

 In addition to amounts reflected above, common stock was issued for:
       Settlement of debt                                                   $       600,000       $       20,000
       Consulting services                                                  $       342,500       $      324,000
=================================================================================================================
 See accompanying notes.

                         GLOBETEL COMMUNICATIONS CORP.

             f/k/a AMERICAN DIVERSIFIED GROUP, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below.

Certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of December 31, 2001 contained in the Company's Form 10-KSB.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of American Diversified Group, Inc. and its two wholly-subsidiaries of as June 30, 2002, Global Transmedia Communications Corporation ("Global") and NCI Telecom, Inc. ("NCI") all of which together and individually are referred to as the Company. All material intercompany balances and transactions have been eliminated.

NOTE 3 - ACCOUNTS RECEIVABLE AND SALES - SIGNIFICANT
CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

At June 30, 2002, five customers accounted for all of the accounts and trade notes receivable of Global and 99% of total accounts and trade notes receivable. Five customers for the six months ended June 30, 2002 and four customers for the three months ended June 30, 2002, accounted for 99% of the Company's sales.

One of the customers, Global VoIP, who is deemed an affiliate of the Company, accounted for $2,100,000 or 37% of the Company's sales for the six months ended June 30, 2002; all of these sales occurred in the first quarter. One customer, IP World Ltd., an Australian company in which the Company holds an 11% interest, accounted for $3,260,000 or 96% of the company's sales for the three months ended June 30, 2002. In addition, in June 2002, the Company entered into a one-year service agreement with IP World Ltd. for $240,000, the revenue from which will be recognized ratably over the term of the agreement, beginning in July 2002.

During May 2002, Global VoIP paid $350,000 on Global's behalf to a Global service provider. This amount, as well as an additional $100,000 owed by Global to Global VoIP for network services, was offset against the accounts receivable balance owed by Global VoIP to the Company.

NOTE 4 - NOTE RECEIVABLE FROM CUSTOMER

On June 27, 2002, pursuant to a Network Purchase Agreement and to provide for payment to the Company, IP World Ltd. executed a promissory note for $3,200,000, payable to the Company within 90 days of IP World Ltd.'s acceptance of network, with interest at the rate of 10% per annum. The network was accepted by IP World Ltd. on June 30, 2002. Payment may be made in cash and/or marketable securities by agreement between the parties. However, if there is no agreement, the note shall be paid in cash at the expiration of the 90-day period.

NOTE 5 - NON-READILY MARKETABLE EQUITY SECURITIES, AVAILABLE FOR SALE

In May 2002 the Company received 16 million shares of IP World Ltd., in partial payment of the amounts receivable from Global VoIP. The shares were recorded at $.10 per share, total $1,600,000, the value agreed-upon among the parties. The shares are not currently publicly tradable. The Company anticipates that IP World Ltd. shares will become listed on the Australian stock exchange (ASX) and tradable at the recorded price per share in the near term. When this occurs the Company will retitle the shares as marketable securities. The Company believes that the amount recorded is fully realizable.

NOTE 6 - RECEIVABLE FROM RELATED PARTIES AND ACCRUED EXPENSES

On June 21, 2002 the Board of Directors agreed to forgive the accrued interest from officers totaling $11,749 and other related party of $31,739, upon satisfaction of the principal balances of $52,195 and $152,641, respectively. The principal balances, totaling $204,836, were offset as follows: $105,836 against accrued but unpaid officers' salaries and $99,000 against accounts payable to a related party. The Company recorded a loss of $43,488 on the forgiveness of the accrued interest receivable.

NOTE 7 - EQUIPMENT RECLASSIFICATION

Certain telecommunications equipment acquired by the Company and capitalized in property and equipment in the prior year was recorded as cost of sales during the three months ended June 30, 2002. This equipment was utilized in constructing the network built for IP World Ltd., and the net book value of the equipment, $233,191 (cost of $343,500, less $110,309 accumulated depreciation), was included in costs of sales for the three months and six months ended June 30, 2002.

NOTE 8 - STOCK ISSUED IN SETTLEMENT OF DEBT

In June 2002, the Company delivered 20 million shares of common stock to a creditor in exchange for contractual amounts owed. The shares were valued at $ ..03 per share, based upon the closing bid price of the shares on the date of issuance, and the company reduced accounts payable by $600,000.

NOTE 9 - SECURED PROMISSORY NOTES PAYABLE

On April 9, 2002, the Company executed a $250,000 secured promissory note payable to an unrelated third party, due April 9, 2003, with interest payable monthly at a rate of 12.5% per annum. The note was collateralized with 8 million unrestricted of the Company's common stock, plus additional shares to be issued should the loan-to-value ratio drop below 65%. The note also provided for an accommodation fee of a further 1 million shares payable to the same lender. Pursuant to the note's prepayment option, in May 2002, the principal balance was paid by Global VoIP and $250,000 was offset against the accounts receivable balance due to the Company from Global VoIP.

On April 9, 2002, the Company executed a $100,000 secured promissory note payable to another unrelated third party, due April 9, 2003, with interest payable monthly at a rate of 12.5% per annum. The note was collateralized with
3.2 million unrestricted shares of the Company's common stock, plus additional shares to be issued should the loan-to-value ratio drop below 65%. The note also provided for an accommodation fee of a further 400,000 shares payable to the same lender. Pursuant to the note's prepayment option, in May 2002 the principal balance was paid by Global VoIP and $100,000 was offset against the accounts receivable balance due to the Company from Global VoIP.

The Company did not issue any new shares in connection with the above transactions. Global VoIP provided the collateral shares as well as the shares used to pay the accommodation fees for both notes.

NOTE 10 - CONSULTING AGREEMENT

In January 2002, the Company entered into an agreement with Hornblower & Weeks Financial Corporation ("Hornblower") to provide finance and business consulting services to be performed during the year 2002. The agreement provides for the payment of an engagement fee of $30,000 on execution, a monthly fee of $10,000 for services from January through March 2002, the issuance by the company of 40 million restricted shares of common stock, 10 million shares deliverable upon execution and a further 10 million deliverable on each of March 15, July 15 and September 15, 2002. The agreement also provides for the delivery to Hornblower by third parties of an additional 2 million shares on each of March 1, April 1, July 1, and September 2002. As of June 30, 2002, the Company had issued the initial 10 million restricted shares on execution of the agreement in January 2002, for services provided by Hornblower in the three months ended June 30, 2002. During the three months ended June 30, 2002 the Company charged $250,000 to consulting expense, based upon 50% of the closing bid price of the shares on the date of issuance.

During the three-month period ended March 31, 2002, Global VoIP, a principal customer and related party to the Company, paid Hornblower $30,000 on behalf of the company. In addition, Global VoIP, on behalf of the Company, and to satisfy the company's March 15, 2002 obligation, transferred 10 million unrestricted shares to Hornblower, having a value of $200,000. In connection with this payment and transfer by Global VoIP, the Company recorded consulting expense of $230,000 and offset this amount against Global VoIP's account receivable balance to the Company by such amount.

In July 2002, the company terminated its agreement with Hornblower and maintains that no additional compensation is owed to Hornblower in excess of the amounts paid to-date as described above.

NOTE 11 - BAD DEBT AND DEPOSIT WRITE-OFF

During the three months ended June 30, 2002, the Company recorded as a bad debt write-off the $283,051 remaining balance due from Sigma Online (Sigma), an Indian company. In addition, the Company charged a $50,000 deposit given to Sigma, related to its India projects, to cost of sales. Whereas the expected payment source of the accounts receivable balance was Sigma's anticipated revenues from operating networks in India, the company deemed this balance uncollectible and the deposit of no realizable value, since it does not contemplate establishing such networks in India in the near term, due to the highly unstable political atmosphere in this country.

NOTE 12 - EARNINGS (LOSS) PER SHARE

Per share information is computed based on the weighted average number of common shares outstanding (basic and diluted) during the period.

NOTE 13 - SUBSEQUENT EVENTS - MERGERS

As of July 1, 2002, the Company merged Global and NCI into ADGI. On July 24, 2002 the Company's stockholders approved a plan for the exchange of all outstanding shares of ADGI for an equal number of shares of GlobeTel Communications Corp. ("GlobeTel"). Prior to that approval, GlobeTel was a wholly owned Delaware corporate subsidiary of ADGI. Subsequently, ADGI will be merged into GlobeTel, which is now conducting the business formerly conducted by ADGI and all references to ADGI in these financial statements now apply to GlobeTel interchangeably.

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview
--------

ADGI was a Nevada corporation engaged in the business of (i) sale of telecommunication services primarily involving Internet telephony using Voice over Internet Protocol ("VoIP"), and (ii) wide area network and local area network services.

ADGI was incorporated under the laws of the State of Nevada as Terra West Homes, Inc. on January 16, 1979. On March 15, 1995, its name was changed to "American Diversified Group, Inc." During the period ended June 30, 2002, ADGI's business activities included (i) sale of telecommunication services primarily involving Internet telephony using VoIP through its Global Transmedia Communications Corporation subsidiary ("Global"), and (ii) wide area network and local area network services through its NCI Telecom, Inc. subsidiary ("NCI"). The acquisition of Global was completed on February 19, 2000, and the acquisition of NCI was completed on June 29, 2000. We recently completed a merger of Global and NCI with and into ADGI, with ADGI as the surviving corporation.

Then, a Special Meeting of stockholders of American Diversified Group, Inc. was held on July 24, 2002 (the "Special Meeting"). The purpose of the Special Meeting was to consider and approve a plan (the "Plan") for the exchange of all outstanding shares of ADGI for an equal number of shares of GlobeTel (the "Exchange"). GlobeTel, which until approval of the Plan was a wholly-owned Delaware corporate subsidiary of ADGI, exchanged a share of its common stock for each outstanding share of ADGI common stock, effective upon approval of the Plan. ADGI merged into GlobeTel, which is now conducting the business formerly conducted by ADGI. Stockholders (other than one who elected appraisal rights) will be able to deliver their ADGI common stock certificates to GlobeTel and receive in exchange certificates evidencing an equal number of shares of GlobeTel's common stock.

Under the terms of the Plan, stockholders of ADGI (other than one who elected appraisal rights) automatically became stockholders of GlobeTel when the Plan was approved, completing the reincorporation of ADGI as a Delaware corporation. Stockholder approval will not be required or sought for the forthcoming merger of ADGI into GlobeTel. Members of ADGI's executive management hold the same positions in GlobeTel's executive management as they held in ADGI's.

GlobeTel is a newly formed Delaware corporation and was a wholly-owned subsidiary of ADGI before the merger. As formed, it is authorized to issue up to 1,500,000,000 shares of Common Stock, par value $0.00001 per share, and 10,000,000 shares of Preferred Stock. The Preferred Stock is a so-called "blank check" preferred, meaning that its terms such as dividends, liquidation and other preferences, are to be fixed by our Board of Directors at the time of issuance.

The financial statements for the period ended June 30, 2002 are those of ADGI. On July 24, 2002, ADGI became a wholly owned subsidiary of GlobeTel as a result of the Exchange. Accordingly, the financial statements of ADGI in this Quarterly Report should be regarded as the financial statements of GlobeTel and any references to ADGI throughout this Report shall be construed to apply to GlobeTel, if applicable.

Forward-Looking Statements; Market Data; Risk Factors
-----------------------------------------------------

Forward-Looking Statements: This Form 10-QSB and other statements issued or made from time to time by American Diversified Group, Inc. contain statements which may constitute "Forward-Looking Statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934 by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding our intent, belief or current expectations, our officers and directors and the officers and directors of our subsidiaries as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. Words like "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions identify forward-looking statements.

This Quarterly Report contains certain estimates and plans related to the telecommunications industry in which our former subsidiaries, Global Transmedia Telecommunications Corporation and NCI Telecom, Inc. operate (and in which we now operate as a result of having merged the two subsidiaries in ourselves). The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know what level of growth to expect in the telecommunications industry, and particularly in those Voice over Internet Protocols markets in which Global operated and to a lesser extent the growth, if any, in the declining Wide Area Network and Local Area Network business in which NCI operated. In addition, the vast majority our revenues and assets are dependent upon two of our customers, IP World, Ltd. and Global VoIP. While we believe that our receivables from both IP World, Ltd. and Global VoIP are collectible, the inability to collect these receivables, should it happen, would materially adversely affect our assets, revenues and cash flow in the future. Our assets are further dependent upon our ownership position of $1,600,000 of IP World Ltd. securities becoming marketable and convertible into cash.

In addition, the following risk factors were discussed in the proxy statement furnished to stockholders in connection with the Special Meeting held on July 24, 2002:

Possible dilutive effect of additional share authorization. While we presently have no commitments, understandings or agreements requiring the issuance of additional shares of Common Stock or any shares of Preferred Stock, nor do we presently contemplate any transaction that would involve such issuance, some or all of the unissued shares could, under some circumstances, be issued without further action by stockholders, diluting the holdings of existing stockholders. Also, issuance of additional shares could under some circumstances make more difficult, or frustrate, a hostile takeover of GlobeTel.

Uncertain value of reincorporation. The superiority of corporate governance under Delaware Law rather than Nevada Law is a matter of some uncertainty and is in any event dependent upon statutes and court interpretation. These are subject to change over time, and changes would be outside the control of ADGI, GlobeTel or any stockholder. The perceived advantages of Delaware incorporation may therefore be reduced or eliminated by changes of this nature as time passes.

Uncertain value of name change. The value realized by GlobeTel as a result of the change of name may be partially or entirely offset by the expense of changing the corporate name and the loss of the old name or stock trading symbol. We did not engage consultants or experts to select or assess the new name.

Differences in stockholder rights. Stockholders may be adversely affected as a result of differences between Delaware Law and Nevada Law as to the rights and remedies of stockholders vis-a-vis the management of a domiciliary business corporation and vis-a-vis third persons (including, for example, persons favored or disfavored by management in corporate control contests). Stockholders may be adversely affected by the differences between the GlobeTel Certificate of Incorporation and the ADGI Articles of Incorporation, and the GlobeTel By-Laws and the ADGI By-Laws, in each both as to their express terms and as to their permitted use under the relevant state law.

Absence of tax ruling. Neither ADGI nor GlobeTel has requested a ruling from federal, state, or local authorities as to the tax consequences of the Exchange. Katten Muchin Zavis Rosenman, our counsel, confirmed its opinion that the Exchange will be treated for U.S. federal income tax purposes as a reorganization within the meaning of Section 368(a) of the Code. However, an opinion of counsel is not binding on any taxing authority or court.

Change of control. While management believes it unlikely, the Exchange may be determined to be a change of control, reorganization, recapitalization, or other event which, upon its occurrence, relieves parties who have material contracts or agreements with ADGI from their obligation to perform those contract obligations for GlobeTel as successor to ADGI. If we want to have those obligations performed, we might have to pay money to the other party or make some other arrangement that was disadvantageous to us.

Lack of proper authorization. Since the amendments to the original articles of incorporation of ADGI were invalid due to the failure of ADGI to obtain unanimous consent of stockholders, most outstanding shares of ADGI common stock were not properly authorized for issuance. Accordingly, despite the approval of the Exchange by a majority of the outstanding shares of ADGI common stock and the reincorporation of ADGI from Nevada to Delaware, GlobeTel may not be relieved of potential claims by Stockholders related to the lack of proper authorization. The assertion of such claims, if any are made, will require us to expend its limited resources and, as a result, will adversely affect our operating results.


Results of Operations - Comparison of Three Months Ended June 30, 2002 and 2001
-------------------------------------------------------------------------------

Revenues. During the three-month period ended June 30, 2002, we increased our gross sales to $3,392,252 or 276.64% compared to gross sales of $900,673 during the same period in the prior year. This increase is primarily attributable to the growth of our sales to Global's principal customers. One of its customers, IP World Ltd., accounted for $3,260,000 or 96% of our sales. (See Note 3 to the Notes to Consolidated Financial Statements) Global's sales were $3,350,880 compared to $844,630 during the three-month period in 2001. NCI's sales were $41,372 during the three-month period ended June 30, 2002, compared to $56,043 during the same period in the prior year.

Cost of Sales. Our cost of sales consists primarily of the costs of depreciation of telecommunications equipment, technical services, rents and the wholesale cost of buying bandwidth purchased by us for resale. We had cost of sales of $1,071,271 for the three months ended June 30, 2002, compared to cost of sales of $318,855 during the three months ended June 30, 2001. We expect cost of sales to increase in future periods only to the extent that our sales volume increases.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting service expenses, travel and other general corporate expenses. Our operating expenses for the three months ended June 30, 2002, increased to $846,228 or 123.35% compared to $378,879 for the same period in 2001. (See Note 4 to the Notes to Consolidated Financial Statements with respect to a consulting agreement executed in January 2002 for investment banking services)

Our operating expenses are expected to further decrease as a percentage of revenue in future periods because our existing operating infrastructure will allow increases in revenues without having to incrementally add operating expenses. However, our expenses may increase in absolute dollars as we continue to expand our network termination locations worldwide and incur additional costs related to the growth of our business and being a public company.

Income (Loss) from Operations. We had an income from operations of $1,474,753 for the three months ended June 30, 2002, compared to income from operations of $202,939 for the same period in the prior year. The income from operations is mainly attributable to the improved gross profit margin. Our gross margin for the three month period ended June 30, 2002 was 68%, compared to 65% for the same period in 2001.

Other Income (Expense). Other income (expense) consists of interest expense on our borrowings and interest income earned on our cash and cash equivalents and receivables from related parties. We recorded interest income of $491 during the three months ended June 30, 2002, compared to $5,147 during the same period in the prior year. During the three months ended June 30, 2002, we recorded a loss of $43,488 attributable to the forgiveness of accrued interest receivable compared to $0 during the same period last year. Interest expenses during the three months ended June 30, 2002, were $10,031 compared to $13,120 during the same period in the prior year. Interest expense decreased due to reductions in our capital lease obligations.

Net Income (Loss). Our net income for the three months ended June 30, 2002, was $1,421,725, compared to net income of $194,966 during the three months ended June 30, 2001. Increase in net income was mainly attributable to our increased sales to IP World Ltd. (See Note 3 to the Notes to Consolidated Financial Statements)

Results of Operations - Comparison of Six Months Ended June 30, 2002 and 2001
-----------------------------------------------------------------------------

Revenues. During the six-month period ended June 30, 2002, we increased our gross sales to $5,716,693 or 244.46% compared to gross sales of $1,659,606 during the same period in the prior year. This increase is primarily attributable to the growth of our sales to Global's principal customers. One of the customers, IP World, Ltd., accounted for $3,260,000 or 57% of our sales. Another of the customers, Global VoIP, who is deemed to be our affiliate, accounted for $2,100,000 or 37% of our sales. (See Note 3 to the Notes to Consolidated Financial Statements) Global's sales were $5,599,401 during the six-month period ended June 30, 2002 compared to $1,541,466 during the same period in 2001. NCI's sales were $117,292 during the six-month period ended June 30, 2002, compared to $118,140 during the same period in the prior year.

Cost of Sales. Our cost of sales consists primarily of the costs of depreciation of telecommunications equipment, technical services, rents and the wholesale cost of buying bandwidth purchased by us for resale. We had cost of sales of $2,237,434 for the six months ended June 30, 2002, compared to cost of sales of $918,807 during the six months ended June 30, 2001. We expect cost of sales to increase in future periods only to the extent that our sales volume increases.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting service expenses, travel and other general corporate expenses. Our operating expenses for the six months ended June 30, 2002, increased to $1,472,213 or 42.11% compared to $1,035,968 for the same period in 2001, mainly due to regular increase in our employees salaries and hiring of additional executive and administrative personnel. (See Note 4 to the Notes to Consolidated Financial Statements with respect to a consulting agreement executed in January 2002 for investment banking services)

Our operating expenses are expected to further decrease as a percentage of revenue in future periods because our existing operating infrastructure will allow increases in revenues without having to incrementally add operating expenses. However, our expenses may increase in absolute dollars as we continue to expand our network termination locations worldwide and incur additional costs related to the growth of our business and being a public company.

Income (Loss) from Operations. We had an income from operations of $2,007,046 for the six months ended June 30, 2002, compared to a loss from operations of $295,169 for the same period in the prior year. The income from operations is mainly attributable to the improved gross profit margin and reduced operating expenses. Our gross margin for the six months ended June 30, 2002, was 61%. Compared to 45% for the same period in 2001.

Other Income (Expense). Other income (expense) consists of interest expense on our borrowings and interest income earned on our cash and cash equivalents and receivables from related parties. We recorded interest income of $5,634 during the six months ended June 30, 2002, compared to $10,393 during the same period in the prior year. During the six months ended June 30, 2002, we recorded a loss of $43,488 attributable to the forgiveness of accrued interest receivable compared to $0 during the same period last year. Interest expenses during the six months ended June 30, 2002, were $13,496 compared to $28,323 during the same period in the prior year. Interest expense decreased due to reductions in our capital lease obligations.

Net Income (Loss). Our net income for the six months ended June 30, 2002, was $1,955,696, compared to a net loss of $313,099 during the six months ended June 30, 2001. Increase in net income was mainly attributable to our increased sales to IP World Ltd. (See Note 3 to the Notes to Consolidated Financial Statements)

Liquidity and Capital Resources.
-------------------------------

As of June 30, 2002, we had $12,270 of cash and cash equivalents compared to $32,233 at December 31, 2001. We had accounts receivable of $574,517 on June 30, 2002, compared to $1,174,020 on December 31, 2001. We had notes receivable trade of $3,200,000 compared to $250,000 on December 31, 2001.At June 30, 2002, five customers accounted for all of the accounts receivable of Global and 99% of total accounts receivable. We believe that all of our accounts receivable are collectible. One customer, IP World, Ltd., accounted for $3,200,000 or 100% or our trade note receivable, which we believe is collectible. At June 30, 2002, we had other related party receivables in the amount of $0 compared to $243,199 due from related parties at December 31, 2001. As of June 30, 2002, we had current assets of $5,386,787 compared to current assets of $1,699,452 as of December 31, 2001. We had a working capital of $3,614,727 at June 30, 2002. As of June 30, 2002, we had non-readily marketable equity securities, available for sale of $1,600,000 compared to $0 at December 31, 2001. (See Note 5 to the Notes to Consolidated Financial Statements)

Total assets increased by 134.21% from $2,492,414 at December 31, 2001, to $5,837,532 at June 30, 2002. The increase in total assets is primarily attributable to the increase in trade notes receivable and non-readily marketable equity securities, available for sale.

Our total current liabilities increased to $1,772,060 at June 30, 2002, compared to total current liabilities of $1,320,257 at December 31, 2001, principally due to an increase in accounts payable and consulting costs. Our long-term liabilities did not change materially. Total liabilities increased by 32.38% from $1,380,139 at December 31, 2001 to $1,827,060 at June 30, 2002.

Our cash used in operating activities was $256,882 for the six months ended June 30, 2002, compared to $151,933 during the same period in the prior year. This use of cash is principally the result of an increase in trade notes receivable of $2,950,000 partially offset by net income of $1,955,696 and non-cash compensation of $342,500.

Our net cash provided by investing activities was $235,188 for the six months ended June 30, 2002, compared to net cash used by operating activities of $27,610 for the same year. The change was due primarily to our reclassification of $233,191 net book value of capital equipment to cost of sales. (See Note 7 to the Notes to Consolidated Financial Statements)

Cash provided by financing activities was $1,731 for the six months ended June 30, 2002, compared to a $182,982 for the same period in the prior year.

We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities

In June 2002 we issued 20 million shares of common stock as partial payment for network assets that were delivered to us in the first quarter of 2001.

After the stockholders approved the Plan and Exchange at the Special Meeting on July 24, 2002, all shares of ADGI common stock were able to be exchanged for newly authorized shares of GlobeTel common stock.

The stockholders also authorized the issuance of 1,500,000,000 shares of GlobeTel common stock at the Meeting, of which fewer than 500,000,000 will have been issued in the Exchange.

The stockholders also authorized the issuance of 10,000,000 shares of GlobeTel preferred stock, none of which have been issued.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders


On July 24, 2002, we held a Special Meeting of stockholders for which proxies were solicited in compliance with Regulation 14A of the Securities Exchange Act of 1934. At the meeting, stockholders approved the Agreement and Plan of Exchange of shares of ADGI common stock for shares of common stock of GlobeTel Communications Corp. and GlobeTel's authorization for issuance of up to 1,500,000,000 shares of Common Stock, par value $0.00001 per share and up to 10,000,000 shares of Preferred Stock, par value $0.001 per share.

     The following tables summarize the votes cast at the Special Meeting:

     1. The number of shares of Common Stock of ADGI issued, outstanding and entitled to cast one vote per share at the Special Meeting was 471,176,445.

     2. The total number of shares of Common Stock of ADGI represented at the Special Meeting was 263,357,118, all of which were represented by proxy, which constituted 55.89 percent of the total number of shares entitled to be voted at the Special Meeting and made a quorum.

     3. The total number of votes cast at the Special Meeting by proxy was 263,357,118. These votes were cast on the three proposals presented at the meeting as follows:

                                                                                   Shares           Shares
                                                           Shares in favor         opposed        abstaining
     Plan for the exchange of all outstanding shares
     of ADGI Common Stock for shares of GlobeTel
     Communications Corp. ("GlobeTel")Common Stock           257,983,202          4,593,492         780,424

     Authorization for issuance by GlobeTel of up to
     1,500,000,000 shares of Common Stock                    250,588,517          11,615,647       1,152,954

     Authorization for issuance by GlobeTel of up to
     10,000,000 shares of Preferred Stock                    250,134,057          11,766,457       1,456,604


Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.                     Document Description

  2 Agreement and Plan of Exchange (filed as Annex A to our Special Meeting Proxy Statement on Schedule 14A and incorporated herein by reference).

  3(i) Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to our Registration Statement on Form 10-SB and incorporated herein by reference)

  3(ii) Bylaws (filed as Exhibit 3.4 to our Registration Statement on Form 10-SB and incorporated herein by reference)

  99      Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Form 8-K.

During the quarter ended June 30, 2002, we did not file a Report on Form 8-K. Subsequently, we filed a Report on Form 8-K on July 26, 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBETEL COMMUNICATIONS CORP.


Registrant
----------
By: /s/ Timothy Huff
Timothy Huff, Chief Executive Officer

Dated: August 14, 2002



By:  /s/ Thomas Y. Jimenez
Thomas Y. Jimenez, Chief Financial Officer

Dated: August 14, 2002