Form 10QSB
period 2002-09-30
GLOBETEL COMMUNICATIONS CORP
filed 2002-11-15
CIK 919742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                  (Mark one)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission file number: 0-23532

                          GLOBETEL COMMUNICATIONS CORP.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                        88-0292161
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                 444 Brickell Avenue, Suite 522, Miami, FL 33131
                    (Address of principal executive offices)

                                 (305) 579-9922
                           (Issuer's telephone number)

                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 537,746,945 shares issued as of September 30, 2002

          Transitional Small Business Disclosure Format: Yes |_| No |X|

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements..................................................3
Item 2. Management's Discussion and Analysis or Plan of Operation............12
Item 3. Controls and Procedures..............................................17

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities................................................18
Item 3. Default Upon Senior Securities.......................................19
Item 4. Submission of Matters to a Vote of Security Holders..................20
Item 5. Other Information....................................................20
Item 6. Exhibits and Reports on Form 8-K.....................................21

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets - (Unaudited)................................................. 4
Statements of Income (Unaudited)............................................. 5
Statements of Cash Flows (Unaudited)......................................... 6
Notes to Financial Statements (Unaudited).................................... 7

                          GLOBETEL COMMUNICATIONS CORP.
             f/k/a AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES

BALANCE SHEETS

                                                                                   (UNAUDITED)       (AUDITED)
                                                                                    September       December
                                                                                     30, 2002       31, 2001
--------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                   $     26,190    $     32,233
      Accounts receivable, less allowance for doubtful accounts of $1,069,484
      and $786,433                                                                   2,699,531       1,174,020
      Receivable from related parties                                                       --         243,199
      Note receivable - trade                                                        3,200,000         250,000
      Deferred tax asset, less valuation allowance of $1,360,885 and $2,541,037             --              --
      Non-readily marketable equity securities, available-for-sale                   5,100,000              --
--------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                       11,025,721       1,699,452
--------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, less accumulated depreciation of $229,815 and $239,693         334,152         664,588
--------------------------------------------------------------------------------------------------------------

OTHER ASSETS
      Organization costs, net                                                              339             452
      Deposits                                                                          95,521         127,922
      Miscellaneous receivable (less $125,000 allowance for uncollectibility)               --              --
--------------------------------------------------------------------------------------------------------------
         TOTAL OTHER ASSETS                                                             95,860         128,374
--------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                      $ 11,455,733    $  2,492,414
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                            $  3,232,548    $    727,621
      Current portion of capital lease obligations                                      83,413          84,130
      Secured promissory notes payable                                                 300,000              --
      Accrued payroll and related taxes                                                338,128         334,291
      Accrued expenses and other liabilities                                           244,069          46,967
      Deferred revenues                                                                465,100          56,190
      Due to related parties                                                           104,158          71,058
--------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                   4,767,416       1,320,257
--------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES
      Capital lease obligations, less current portion                             $         --    $      4,882
      Notes payable to stockholders                                                     55,000          55,000
--------------------------------------------------------------------------------------------------------------
         TOTAL LONG-TERM LIABILITIES                                                    55,000          59,882
--------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                           4,822,416       1,380,139
--------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
      Preferred stock, Series A, $.001 par value, 10,000,000 shares
        authorized;                                                               $         --    $         --
         None issued and outstanding
      Common stock, $.00001 par value, 1,500,000,000 shares authorized;
         537,746,945 and 467,276,945 shares issued and outstanding                       5,377           4,673
      Additional paid-in capital                                                    24,352,633      22,720,537
      Accumulated deficit                                                          (17,724,693)    (21,612,935)
--------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                  6,633,317       1,112,275
--------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 11,455,733    $  2,492,414
==============================================================================================================

See accompanying notes.

                         GLOBETEL COMMUNICATIONS CORP.
            f/k/a AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF INCOME (UNAUDITED)

                                                           For the         For the           For the          For the
                                                         Nine Months     Nine Months       Three Months     Three Months
                                                            Ended           Ended             Ended            Ended
                                                         September 30,   September 30,     September 30,   September 30,
                                                             2002            2001              2002             2001
------------------------------------------------------------------------------------------------------------------------
REVENUES
      Sales                                             $  11,267,593    $   2,797,487    $   5,550,900    $   1,137,880
      Cost of sales                                         4,786,637        1,030,173        2,549,203          111,366
------------------------------------------------------------------------------------------------------------------------
         GROSS MARGIN                                       6,480,956        1,767,314        3,001,697        1,026,514
------------------------------------------------------------------------------------------------------------------------

EXPENSES
      Payroll and related taxes                               195,392           99,628           88,869           16,212
      Professional fees                                       398,637          159,933          260,029           87,265
      Officers' salary                                        241,000          236,250           35,000           78,750
      Consulting fees                                         915,800          479,358          343,300           71,125
      Bad debts                                               283,051           87,166               --            3,000
      Other operating expenses                                 58,613           67,782           22,008           28,788
      Telephone and communications                             42,928           56,723           20,597           13,960
      Travel and related expenses                              52,050           42,724           19,221           15,179
      Rents                                                    30,240           77,924           10,339           21,024
      Insurance and employee benefits                          62,870           72,466           24,944           25,963
      Depreciation and amortization                            24,231           25,922            8,292            8,641
------------------------------------------------------------------------------------------------------------------------
         TOTAL EXPENSES                                     2,304,812        1,405,876          832,599          369,907
------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                      4,176,144          361,438        2,169,098          656,607
------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
      Interest income                                           5,651           15,516               17            5,124
      Interest expense                                        (35,041)         (62,536)         (21,545)         (34,214)
      Reincorporation expenses                               (215,024)              --         (215,024)              --
      Loss on disposal of equipment                                --          (85,286)              --          (85,286)
      Loss on forgiveness of accrued interest
       receivable from officers                               (43,488)              --               --               --
------------------------------------------------------------------------------------------------------------------------

        NET OTHER INCOME (EXPENSE)                           (287,902)        (132,306)        (236,552)        (114,376)
------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                  3,888,242          229,132        1,932,546          542,231

INCOME TAXES
      Provision for income taxes                            1,360,885           80,197          676,392          189,781
      Tax benefit from utilization of net
       operating loss carryforward                         (1,360,885)         (80,197)        (676,392)        (189,781)
------------------------------------------------------------------------------------------------------------------------

         TOTAL INCOME TAXES                                        --               --               --               --
------------------------------------------------------------------------------------------------------------------------

NET INCOME                                              $   3,888,242    $     229,132    $   1,932,546    $     542,231
========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (BASIC AND DILUTED)                           490,860,168      416,916,113      517,545,641      413,556,245
========================================================================================================================

BASIC NET INCOME (LOSS) PER SHARE (BASIC AND DILUTED)   $      0.0079    $       .0005    $       .0037    $       .0013
========================================================================================================================

See accompanying notes.

                          GLOBETEL COMMUNICATIONS CORP.
              f/k/a AMERICAN DIVERSIFIED GROUP, INC. & SUBSIDIARIES

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         For the               For the
                                                                     Nine Months Ended     Nine Months Ended
                                                                    September 30, 2002    September 30, 2001
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                         $ 3,888,242           $ 229,132
     Adjustments to reconcile net income to net
         cash used by operating activities:
         Loss on disposal of equipment                                           --              85,286
         Depreciation and amortization                                      100,544              46,646
         Amortization of deferred consulting fees                           250,000             159,375
         Common stock exchanged for services                                435,800             342,000
         Property and equipment used in cost of sales                       233,191                  --
     (Increase) decrease in assets:
         Accounts receivable and unbilled revenues                       (1,525,511)           (782,117)
         Non-readily marketable equity securities, available for sale    (5,100,000)                 --
         Note receivable - trade                                         (2,950,000)           (500,000)
         Prepaid expenses                                                        --              11,519
         Deposits                                                            32,401             (60,777)
     Increase (decrease) in liabilities:
         Accounts payable                                                 3,194,927              48,589
         Accrued payroll and related taxes                                    3,837             185,720
         Accrued expenses and other liabilities                             445,422               1,026
         Deferred revenues                                                  408,910              (3,119)
-------------------------------------------------------------------------------------------------------
         NET CASH USED BY OPERATING ACTIVITIES                             (582,237)           (236,720)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment                                   (3,186)                 --
     Payments for related party receivables (net)                             3,222             (32,797)
-------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                        36             (32,797)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sales of common stock                                                    7,000              22,900
     Payments on capital lease financing                                     (5,600)             (8,437)
     Proceeds from related party payables                                    37,100             265,190
     Payments on related party payables                                     (12,342)            (15,000)
     Proceeds from convertible notes payable                                250,000                  --
     Proceeds from secured promissory notes payable                         300,000                  --
-------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                          576,158             264,653
-------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND EQUIVALENTS                                         (6,043)             (4,864)

CASH AND EQUIVALENTS - BEGINNING                                             32,233              12,693
-------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS - ENDING                                           $    26,190               7,829
=======================================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
       Interest                                                         $     9,438           $  31,447
       Income taxes                                                     $        --           $      --
       Acquisition of non-readily marketable equity
          securities, available for sale                                $ 5,100,000           $      --

In addition to amounts reflected above, common stock was issued for:
       Settlement of debt                                               $   940,000           $  20,000
       Consulting services                                              $   685,800           $ 324,000
=======================================================================================================

See accompanying notes.

                          GLOBETEL COMMUNICATIONS CORP.
              f/k/a AMERICAN DIVERSIFIED GROUP, INC. & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below.

Certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of December 31, 2001, contained in the Company's Form 10-KSB.

NOTE 2 - MERGERS AND PRINCIPLES OF CONSOLIDATION

As of July 1, 2002, the Company merged Global Transmedia Communications Corporation ("Global") and NCI Telecom, Inc. ("NCI"), into American Diversified Group, Inc. ("ADGI"). On July 24, 2002 the Company's stockholders approved a plan for the exchange of all outstanding shares of ADGI at a par value of $0.001 for an equal number of shares of GlobeTel Communications Corp. ("GlobeTel") at a par value of $0.00001. Prior to that approval, GlobeTel was a wholly-owned Delaware corporate subsidiary of ADGI. Subsequently, ADGI was merged into GlobeTel, which is now conducting the business formerly conducted by ADGI, and all references to ADGI in these financial statements now apply to GlobeTel interchangeably.

The financial statements as of December 31, 2001 have been given retroactive effect of the merger.

The financial statements for periods prior to the three months ended September 30, 2002, include the consolidated accounts of ADGI and its two then wholly-owned subsidiaries, Global and NCI, all of which together and individually are referred to as the Company. All material intercompany balances and transactions were eliminated.

NOTE 3 - ACCOUNTS RECEIVABLE AND SALES - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

Three customers accounted for 99% of the Company's sales and receivables for the three months ended September 30, 2002, and four customers (the same three customers above, plus Global VoIP) accounted for 99% of the Company's sales for the nine months ended September 30, 2002.

One of the customers, Global VOIP, which is deemed an affiliate of the Company, accounted for $2,100,000 or 19% of the Company's sales for the nine months ended September 30, 2002; all of these sales occurred in the first quarter.

One customer, IP World Ltd., an Australian company in which the Company holds a 13.78% interest, accounted for $3,500,000 or 63% of the Company's sales for the three months ended September 30, 2002, and $6,820,000 or 60% of the Company's sales for the nine months ended September 30, 2002.

In June 2002, the Company also entered into a one-year service agreement with IP World Ltd. for $240,000, related to the network sold during the three months ended June 30, 2002 ("Brazil" network), the revenues from which are recognized ratably over the term of the agreement, beginning in July 2002. Revenue of $60,000 was recognized during the three months ended September 30, 2002, in connection with this agreement.

In July 2002, the Company also entered into an installation and one-year service agreement with IP World Ltd. for $300,000 ($60,000 for installation and $240,000 for maintenance), related to the network sold during the three months ended September 30, 2002 ("Philippines" network). The revenues from installation were recorded during the three months ended September 30, 2002. The revenues from maintenance services will be recognized ratably over the term of the agreement, beginning in October 2002. No revenue from maintenance services was recognized during the three months ended September 30, 2002 in connection with this agreement.

During May 2002, Global VOIP paid $350,000 payable to a service provider of the Company. This amount, as well as an additional $100,000 owed by the Company to Global VoIP for network services, was offset against the accounts receivable balance owed by Global VoIP to the Company.

During the three months ended September 30, 2002, Global VoIP paid $70,000 payable to a service provider of the Company. This amount was offset against the remaining accounts receivable balance owed by Global VoIP to the Company.

NOTE 4 - NOTE RECEIVABLE FROM CUSTOMER AND NON-READILY-MARKETABLE EQUITY SECURITIES, AVAILABLE FOR SALE

In May 2002, the Company received 16 million shares of IP World Ltd. in partial payment of the amounts receivable from Global VOIP. The shares were recorded at $.10 per share, total $1,600,000, the value agreed-upon among the parties.

On June 27, 2002, pursuant to a Network Purchase Agreement and to provide for payment to the Company, IP World Ltd. executed a promissory note for $3,200,000, payable to the Company within 90 days of IP World Ltd.'s acceptance of the Brazil network, with interest at the rate of 10% per annum. The network was accepted by IP World Ltd. on June 30, 2002. Payment was to be made in cash and/or marketable securities by agreement between the parties. On June 28, 2002, the Company accepted 32,000,000 shares of IP World Ltd. stock, at an agreed-upon price of $.10 per share, in complete satisfaction of note receivable.

An additional 3,000,000 shares of IP World Ltd.'s stock was received in satisfaction of accounts receivable of $300,000 due from IP World Ltd.

On September 17, 2002, pursuant to a Network Purchase Agreement and to provide for payment to the Company, IP World Ltd. executed a promissory note for $3,200,000, payable to the Company within 90 days of IP World Ltd.'s acceptance of the Philippines network, with interest at the rate of 10% per annum. The network was accepted by IP World Ltd. on September 17,

2002. Payment was to be made in cash and/or marketable securities by agreement between the parties. The Company has not accepted shares of IP World Ltd. stock for the Philippine network as of the date of this filing.

The IP World Ltd. shares are not currently publicly tradable. The Company anticipates that IP World Ltd. shares will become listed on the Australian Stock Exchange (ASX) and tradable at the recorded price per share in the near term. When this occurs the Company will re-title the shares as marketable securities. The Company believes that the amount recorded is fully realizable.

NOTE 5 - RECEIVABLE FROM RELATED PARTIES AND ACCRUED EXPENSES

On June 21, 2002, the Board of Directors agreed to forgive the accrued interest from officers totaling $11,749 and other related party of $31,739, upon satisfaction of the principal balances of $52,195 and $152,641, respectively. The principal balances, totaling $204,836, were offset as follows: $105,836 against accrued but unpaid officers' salaries and $99,000 against accounts payable to a related party. During the three months ended June 30, 2002, the Company recorded a loss of $43,488 on the forgiveness of the accrued interest receivable.

NOTE 6 - EQUIPMENT RECLASSIFICATION

Certain telecommunications equipment acquired by the Company and capitalized in property and equipment in the prior year was recorded as cost of sales, during the three months ended June 30, 2002. This equipment was utilized in constructing the network built for IP World Ltd., and the net book value of the equipment, $233,191 (cost of $343,500, less $110,309 accumulated depreciation) was included in costs of sales for the three months ended June 30, 2002 and the nine months ended September 30, 2002.

NOTE 7 - STOCK ISSUED IN SETTLEMENT OF DEBT

In June 2002, the Company issued 20 million shares to a creditor in exchange for contractual amounts owed. The shares were valued at $ .03 per share, based upon the closing bid price of the shares on the date of issuance, and the Company reduced accounts payable by $600,000.

In July 2002, the Company issued 3 million shares to the same creditor in exchange for contractual amounts owed. The shares were valued at $ .03 per share, based upon the closing bid price of the shares on the date of issuance, and the Company reduced accounts payable by $90,000.

NOTE 8 - STOCK ISSUED FOR CASH AND FOR SERVICES

In August 2002, the Company issued 250,000 restricted shares (Rule 144) for $7,000 cash. In July 2002, the Company issued a total of 2 million shares for consulting services. The Company valued the shares at $ .03 per share, based upon the closing bid price of the shares on the date of issuance, and the Company charged $60,000 to consulting services.

In September 2002, the Company issued 2.220 million restricted shares (Rule 144) for consulting services. The Company valued the shares at $ .015 per share, based upon one-half of the closing bid price of the shares on the date of issuance, and the Company charged $33,300 to consulting services.

NOTE 9 - SECURED PROMISSORY NOTES PAYABLE

On April 9, 2002, the Company executed a $250,000 secured promissory note payable to an unrelated third party, due April 9, 2003, with interest payable monthly at a rate of 12.5% per annum. The note was collateralized with 8 million unrestricted shares of the Company's common stock, plus additional shares to be issued should the loan-to-value ratio drop below 65%. The note also provided for an accommodation fee of 1 million shares of ADGI shares payable to the lender. Pursuant to the note's prepayment option, in May 2002, the principal balance was paid by Global VoIP and $250,000 was offset against the accounts receivable balance due to the Company from Global VoIP.

On April 9, 2002, the Company executed a $100,000 secured promissory note payable to another unrelated third party, due April 9, 2003, with interest payable monthly at a rate of 12.5% per annum. The note was collateralized with
3.2 million unrestricted shares of the Company's common stock, plus additional shares to be issued should the loan-to-value ratio drop below 65%. The note also provided for an accommodation fee of 400,000 shares of ADGI shares payable to the lender. Pursuant to the note's prepayment option, in May 2002 the principal balance was paid by Global VoIP and $100,000 was offset against the accounts receivable balance due to the Company from Global VoIP.

The Company executed a $150,000 secured promissory note payable to an unrelated third party, due December 24, 2002, with interest payable upon the due date of the principal of the loan at a rate of 15% per annum. The note is collateralized with 10 million unrestricted shares of the Company's common stock. The note also provided for an accommodation fee of $3,750, which was paid to the lender in cash during the three months ended September 30, 2002.

The Company executed another $150,000 secured promissory note payable to an unrelated third party, due December 24, 2002, with interest payable upon the due date of the principal of the loan at a rate of 15% per annum. The note is collateralized with 10 million unrestricted shares of the Company's common stock. The note also provided for an accommodation fee of $3,750, which was paid the to lender in cash during the three months ended September 30, 2002.

The Company did not issue any new shares in connection with the above transactions. Global VoIP provided the collateral shares as well as the shares used to pay the accommodation fees for the first two notes discussed above.

NOTE 10 - CONVERTIBLE SUBORDINATED NOTES PAYABLE

On August 21, 2002, the Company executed a $125,000 convertible subordinated promissory note payable to an unrelated third party, due August 21, 2003, with interest payable monthly at a rate of 12 % per annum. The note was convertible into common shares of the Company's stock, based on a conversion price calculated as provided for in the note. In September 2002, the Company issued
7.5 million shares in full payment of the amount due pursuant to the note.

On August 27, 2002, the Company executed another $125,000 convertible subordinated promissory note payable to an unrelated third party, due August 27, 2003, with interest payable monthly at a rate of 12 % per annum. The note was convertible into common shares of the Company's stock, based on a conversion price calculated as provided for in the note. In August

2002, the Company issued 7.5 million shares in full payment of the amount due pursuant to the note.

NOTE 11 - CONSULTING AGREEMENT

In January 2002, the Company entered into an agreement with Hornblower & Weeks Financial Corporation to provide finance and business consulting services to be performed during the year 2002. The agreement provides for the payment of an engagement fee of $30,000 on execution, a monthly fee of $10,000 for services from January through March 2002, the issuance by the Company of 40 millions restricted shares, with 10 million shares upon execution and 10 million restricted shares on March 15, July 15 and September 15, 2002. The agreement also provides for the issuance by the Company of the transfer by third parties of an additional 8 million shares issuable on each of March 1, April 1, July 1, and September 2002. Through June 30, 2002, the Company has issued the initial 10 million restricted shares on execution of the agreement in January 2002. The 10 million shares issued by the Company were for services provided by the consultant in three months ended June 30, 2002. In reference to these shares, during the three months ended June 30, 2002 and the nine months ended September 30, 2002, the Company charged $250,000 to consulting expense, based upon 50% of the closing bid price of the shares on the date of issuance.

During the three-month period ended March 31, 2002, Global VOIP, a principal customer and related party to the Company, paid Hornblower & Weeks $30,000. In addition, Global VOIP, on behalf of the Company, and to satisfy the Company's March 15, 2002 obligation, transferred 10 millions shares to Hornblower & Weeks, having a value of $200,000. In connection with this payment and transfer by Global VOIP, the Company recorded consulting expense of $230,000 and offset this amount against Global VOIP's account receivable balance to the Company by such amount.

In July 2002, the Company terminated its agreement with Hornblower & Weeks and maintains that no additional compensation is owed to Hornblower & Weeks in excess of the amounts paid to-date as described above.

NOTE 12 - INVESTMENT BANKING AGREEMENT

On August 15, 2002, the Company entered into an agreement with Charles Morgan Securities, Inc. ("Charles Morgan") to provide consulting services for a period of 12 months, including arranging for funding, assisting with corporate and business planning, advice regarding potential mergers and acquisitions, private placements of the Company's stock, and other related services.

The agreement provides for the Company to pay Charles Morgan a monthly fee of $5,000 which shall continue for six months. After six months, the fee shall be $10,000 per month until the term of the contract. The Company will also pay an engagement fee of $30,000 upon initial funding. The monthly fee is payable in cash or common stock at the Company's election. If paid in common stock of the Company, then it is agreed that the Company will pay with stock having a value of 125% of the cash payment alternative, based on the closing bid price of the common stock of the Company on the due date of the payment.

The agreement also provides for the Company to pay a fee of 1.4 million shares of common stock of the Company for services provided, as described above, on or before October 1, 2002, 1.3 million shares on or before December 15, 2002 and a final payment of 1.3 million shares on or before February 15, 2003, for a total of 4 million shares. None of these shares were issued during the three months ended September 30, 2002.

In addition to the shares described above, in August 2002, Charles Morgan received 12.5 million restricted shares (Rule 144) in connection with arranging for the convertible subordinated notes payable above. The Company valued the shares at $250,000, based on one-half of the closing bid price of the Company's shares on the date of issuance and charged this amount to consulting expense. The agreement also provides for Charles Morgan to receive an additional 12.5 million restricted shares (Rule 144) in connection with arranging for additional financing of $500,000 during the quarter ending December 31, 2002.

During the three months ended September 30, 2002, Global VoIP, a principal customer and related party to the Company, paid Charles Morgan $35,000 for the initial monthly fee of $5,000 and the engagement fee $30,000. This amount was offset against the remaining accounts receivable balance owed by Global VoIP to the Company.

NOTE 13 - BAD DEBT AND DEPOSIT WRITE-OFF

During the three months ended June 30, 2002 and the nine months ended September 30, 2002, the Company recorded as a bad debt write-off the $283,051 remaining balance due from Sigma Online (Sigma), an Indian company. In addition, the Company charged a $50,000 deposit given to Sigma, related to its India projects, to cost of sales. Whereas the expected payment source of the accounts receivable balance was Sigma's anticipated revenues from operating networks in India, the company deemed this balance uncollectible and the deposit of no realizable value, since it does not contemplate establishing such networks in India in the near term, due to the highly unstable political atmosphere in that country.

NOTE 14 - EARNINGS (LOSS) PER SHARE

Per share information is computed based on the weighted average number of common shares outstanding (basic and diluted) during the period.

NOTE 15 - REINCORPORATION EXPENSES

Reincorporation expenses of $242,081 incurred during the three months ended September 30, 2002 include legal, professional and shareholder communications costs related to the merger and related transaction described in Note 2 above.

NOTE 16 - JOINT VENTURES

On September 19, 2002, the company entered into a joint venture agreement with TrueSpeed Wireless, Inc., a Nevada corporation based in Aliso Viejo, California. The venture is incorporated in Nevada as TrueSpeed Wireless International, Inc. and the structure of the joint venture is based on 50% ownership by GlobeTel and 50% ownership by TrueSpeed Wireless, Inc.

The purpose of the joint venture shall be for the deployment of the wireless technology services currently being deployed by TrueSpeed Wireless, Inc. and to market and distribute high-speed wireless data communications, including wireless Internet access, Internet cafes, text messaging, governmental services, educational uses, telemedicine, voice over IP, and such other similar communication services to deliver mobile data and to do all business applications and transactions incidental thereto in the countries of, but not limited to, Malaysia, Bangladesh, Indonesia, Poland and Australia and to do all things necessary, appropriate or advisable in furtherance thereof as may be approved by the Board of Directors.

The joint venture is in the process of securing contracts in various countries and has not had any material transaction completed as of the date of this filing.

In July, 2002, the company entered into a joint venture agreement with Qualnet Communications, LLC, based in New York Inc. to jointly build out a VoIP network in Mexico for call termination throughout Mexico, from GlobeTel's network and carrier customers. The network built will have a total capacity of eight (8) million minutes per month.

The joint venture, registered in Florida as GlobeTel Qualnet LLC is owned 80% by GlobeTel and 20% by Qualnet Communications and has resulted in the generation of revenues from the Mexico network totaling $1,588,754 or 29% of total revenue for the quarter.

In January, 2002, the company entered into a joint venture agreement with Transglobal Ventures, Inc., a Florida corporation, to jointly build out a VoIP network in Brazil for call termination in major cities in Brazil, from GlobeTel's network and carrier customers. The network built will have a total capacity of three (3) million minutes per month.

The joint venture, registered in Florida as GTCC Brazil LLC is owned 80% by GlobeTel and 20% by Transglobal Ventures, Inc. and has resulted in the generation of revenues from the Brazil network totaling $595,418 or 11% of revenue for the quarter. For the nine months ended September 30, revenue from the Brazil network totaled $754,878 or 7% of total revenues.

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

ADGI was a Nevada corporation engaged in the business of (i) sale of telecommunication services primarily involving Internet telephony using Voice over Internet Protocol ("VoIP"), and (ii) wide area network and local area network services.

ADGI was incorporated under the laws of the State of Nevada as Terra West Homes, Inc. on January 16, 1979. On March 15, 1995, its name was changed to "American Diversified Group, Inc." During the period ended July 24, 2002, ADGI's business activities included (i) sale of telecommunication services primarily involving Internet telephony using VoIP through its Global Transmedia Communications Corporation subsidiary ("Global"), and (ii) wide area network and local area network services through its NCI Telecom, Inc. subsidiary ("NCI"). The acquisition of Global was completed on February 19, 2000, and the acquisition of NCI was completed on June 29, 2000. During 2002, Global and NCI were merged with and into ADGI, with ADGI as the surviving corporation.

A Special Meeting of stockholders of American Diversified Group, Inc. was held on July 24, 2002 (the "Special Meeting"). The purpose of the Special Meeting was to consider, and stockholders approved a plan (the "Plan") for the exchange of all outstanding shares of ADGI for an equal number of shares of GlobeTel (the "Exchange"). GlobeTel, which until approval of the Plan was a wholly-owned Delaware subsidiary of ADGI, exchanged a share of its common stock for each outstanding share of ADGI common stock, effective upon approval of the Plan. ADGI then merged into GlobeTel, which is now conducting the business formerly conducted by ADGI.

GlobeTel is authorized to issue up to 1,500,000,000 shares of Common Stock, par value $0.00001 per share, and 10,000,000 shares of Preferred Stock. The Preferred Stock is a so-called "blank check" preferred, meaning that its terms such as dividends, liquidation and other preferences, are to be fixed by the Board of Directors at the time of issuance.

On July 24, 2002, ADGI exchanged all of its outstanding shares for an equal number of shares of GlobeTel. Subsequently, ADGI was merged into GlobeTel, which is now conducting the business formerly conducted by ADGI. Accordingly, the financial statements of ADGI in this Quarterly Report should be regarded as the financial statements of GlobeTel and any references to ADGI throughout this Report shall be construed to apply to GlobeTel, if applicable.

Forward-Looking Statements; Market Data; Risk Factors

Forward-Looking Statements: This Form 10-QSB and other statements issued or made from time to time by GlobeTel and ADGI contain statements which may constitute "Forward-Looking Statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934 by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (SUPP.
1996). Those statements include statements regarding our intent, belief or current expectations, our officers and directors and the officers and directors of our subsidiaries as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. Words like "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions identify forward-looking statements.

This Quarterly Report contains certain estimates and plans related to the telecommunications industry in which our former subsidiaries, Global Transmedia Communications Corporation and NCI Telecom, Inc. operated (and in which we now operate as a result of having merged the two subsidiaries in ourselves). The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know what level of growth to expect in the telecommunications industry, and particularly in those Voice over Internet Protocols markets in which Global operated and to a lesser extent the growth, if any, in the declining Wide Area Network and Local Area Network business in which NCI operated. In addition, the vast majority of our revenues and assets are dependent upon two of our customers, IP World, Ltd. and Global VoIP. While we believe that our receivables from both IP World, Ltd. and Global VoIP are collectible, the inability to collect these receivables, should it happen, would materially adversely affect our assets, revenues and cash flow in the future. Our assets are further dependent upon our ownership position of $5,100,000 of IP World Ltd. securities becoming marketable and convertible into cash.

Results of Operations - Comparison of Three Months Ended September 30, 2002 and 2001

Revenues. During the three-month period ended September 30, 2002, we increased our gross sales to $5,550,900 or 387.83% compared to gross sales of $1,137,880 during the same period in the prior year. This increase is primarily attributable to the growth of our sales to our principal customers. One of its customers, IP World Ltd., accounted for $3,320,000 or 60% of our sales. (See
Note 3 to the Notes to Financial Statements)

Cost of Sales. Our cost of sales consists primarily of the costs of depreciation of telecommunications equipment, technical services, rents and the wholesale cost of buying bandwidth purchased by us for resale. We had cost of sales of $2,549,203 for the three months ended September 30, 2002, compared to cost of sales of $111,366 during the three months ended September 30, 2001. We expect cost of sales to increase in future periods only to the extent that our sales volume increases.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting service expenses, travel and other general corporate expenses. Our operating expenses for the three months ended September 30, 2002, increased to $832,599 or 125.08% compared to $369,907 for the same period in 2001. (See Note 11 and Note 12 to the Notes to Financial Statements with respect to consulting agreements executed in January 2002 and August 2002, respectively, for investment banking services)

Our operating expenses are expected to further decrease as a percentage of revenue in future periods because our existing operating infrastructure will allow increases in revenues without having to incrementally add operating expenses. However, our expenses may increase in absolute dollars as we continue to expand our network termination locations worldwide and incur additional costs related to the growth of our business and being a public company.

Income from Operations. We had an income from operations of $2,169,098 for the three months ended September 30, 2002, compared to income from operations of $656,607 for the same period in the prior year. The income from operations is mainly attributable to our increased sales to our principal customers. (See Note 3 to the Notes to Financial Statements) Our gross margin for the three-month period ended September 30, 2002 was 54%, compared to 90% for the same period in 2001.

Other Income (Expense). Other income (expense) consists of interest expense on our borrowings and interest income earned on our cash and cash equivalents and receivables from related parties. We recorded interest income of $17 during the three months ended September 30, 2002, compared to $5,124 during the same period in the prior year. Interest expenses during the three months ended September 30, 2002, were $21,545 compared to $34,214 during the same period in the prior year. Interest expense decreased due to reductions in our capital lease obligations.

Net Income. Our net income for the three months ended September 30, 2002, was $1,932,546 compared to net income of $542,231 during the three months ended September 30, 2001. Increase in net income was mainly attributable to our increased sales to IP World Ltd. (See Note 3 to the Notes to Financial Statements)

Results of Operations - Comparison of Nine Months Ended September 30, 2002 and 2001

Revenues. During the nine-month period ended September 30, 2002, we increased our gross sales to $11,267,593 or 302.78% compared to gross sales of $2,797,487 during the same period in the prior year. This increase is primarily attributable to the growth of our sales to our principal customers. One of the customers, IP World, Ltd., accounted for $6,820,000 or 60% of our sales. Another of the customers, Global VoIP, who is deemed to be our affiliate, accounted for $2,100,000 or 19% of our sales. (See Note 3 to the Notes to Financial Statements)

Cost of Sales. Our cost of sales consists primarily of the costs of depreciation of telecommunications equipment, technical services, rents and the wholesale cost of buying bandwidth purchased by us for resale. We had cost of sales of $4,786,637 for the nine months ended September 30, 2002, compared to cost of sales of $1,030,173 during the nine months ended September 30, 2001. We expect cost of sales to increase in future periods only to the extent that our sales volume increases.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting service expenses, travel and other general corporate expenses. Our operating expenses for the nine months ended September 30, 2002, increased to $2,304,812 or 63.94% compared to $1,405,876 for the same period in 2001, mainly due to regular increase in our employee's salaries and hiring of additional executive and administrative personnel. (See Notes 11 and 12 to the Notes to Financial Statements with respect to consulting agreements executed in January 2002 and August 2002, respectively, for investment banking services)

Our operating expenses are expected to further decrease as a percentage of revenue in future periods because our existing operating infrastructure will allow increases in revenues without having to incrementally add operating expenses. However, our expenses may increase in absolute dollars as we continue to expand our network termination locations worldwide and incur additional costs related to the growth of our business and being a public company.

Income from Operations. We had an income from operations of $4,176,144 for the nine months ended September 30, 2002, compared to income from operations of $361,438 for the same period in the prior year. The income from operations is mainly attributable to increased sales to our principal customers. Our gross margin for the nine months ended September 30, 2002, was 58% compared to 63% for the same period in 2001.

Other Income (Expense). Other income (expense) consists of interest expense on our borrowings and interest income earned on our cash and cash equivalents and receivables from related parties. We recorded interest income of $5,651 during the nine months ended September 30, 2002, compared to $15,516 during the same period in the prior year. During the nine months ended September 30, 2002, we recorded a loss of $43,488 attributable to the forgiveness of accrued interest receivable compared to $0 during the same period last year. Interest expenses during the nine months ended September 30, 2002, were $35,041 compared to $62,536 during the same period in the prior year. Interest expense decreased due to reductions in our capital lease obligations.

Net Income (Loss). Our net income for the nine months ended September 30, 2002, was $3,888,242 compared to net income of $229,132 during the nine months ended September 30,

2001. Increase in net income was mainly attributable to our increased sales to IP World Ltd. (See Note 3 to the Notes to Consolidated Financial Statements)

Liquidity and Capital Resources.

As of September 30, 2002, we had $26,190 of cash and cash equivalents compared to $32,233 at December 31, 2001. We had accounts receivable of $2,699,531 on September 30, 2002, compared to $1,174,020 on December 31, 2001. We had notes receivable trade of $3,200,000 compared to $250,000 on December 31, 2001. At September 30, 2002, three customers accounted for 99% of total accounts receivable. We believe that all of our accounts receivable are collectible. At September 30, 2002, we had other related party receivables in the amount of $0 compared to $243,199 due from related parties at December 31, 2001. As of September 30, 2002, we had current assets of $11,025,721 compared to current assets of $1,699,452 as of December 31, 2001. We had a working capital of $6,258,305 at September 30, 2002. As of September 30, 2002, we had non-readily marketable equity securities, available for sale of $5,100,000 compared to $0 at December 31, 2001. (See Note 4 to the Notes to Financial Statements)

Total assets increased by 359.62% from $2,492,414 at December 31, 2001, to $11,455,733 at September 30, 2002. The increase in total assets is primarily attributable to the increase in trade notes receivable and non-readily marketable equity securities, available for sale.

Our total current liabilities increased to $4,767,416 at September 30, 2002, compared to total current liabilities of $1,320,257 at December 31, 2001, principally due to an increase in accounts payable, notes payable, accrued expenses and deferred revenues. Our long-term liabilities did not change materially. Total liabilities increased by 249.42% from $1,380,139 at December 31, 2001 to $4,822,416 at September 30, 2002. The increase in total liabilities is primarily attributable to the increase in current liabilities.

Our cash used in operating activities was $582,237 for the nine months ended September 30, 2002, compared to $236,720 during the same period in the prior year. This use of cash is principally the result of an increase in non-readily marketable equity securities, available for sale of $5,100,000 and an increase in note receivable-trade of $2,450,000 partially offset by net income of $3,888,242 and accounts payable of $3,194,927.

Our net cash provided by investing activities was 36 for the nine months ended September 30, 2002, compared to net cash used by investing activities of $32,797 for the same period in the prior year.

Cash provided by financing activities was $576,158 for the nine months ended September 30, 2002, compared to a $264,653 for the same period in the prior year. The change was due primarily to proceeds from notes payable received during the three months ended September 30, 2002.

We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments.

Item 3. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, they concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities

In June 2002 we issued 20 million shares of common stock as partial payment for network assets that were delivered to us in the first quarter of 2001.

After stockholders approved the Plan and Exchange at the Special Meeting on July 24, 2002, all shares of ADGI common stock were exchanged for newly authorized shares of GlobeTel common stock.

Stockholders also authorized GlobeTel to issue 1,500,000,000 shares of common stock at the Meeting, of which fewer than 500,000,000 were issued in the Exchange.

Stockholders also authorized GlobeTel to issue 10,000,000 shares of GlobeTel preferred stock, none of which have been issued.

In February 2002 we issued 5.5 million shares to pay for consulting services rendered. The shares were valued at approximately $.0168 per share or $92,500 in the aggregate, based upon the agreement with the consultant. We charged $92,500 to consulting expense.

In June 2002 we issued 20 million shares to a creditor in exchange for contractual amounts owed. The shares were valued at $ .03 per share, based upon the closing bid price of the shares on the date of issuance, and we reduced accounts payable by $600,000.

In July 2002 we issued 3 million shares to the same creditor in exchange for contractual amounts owed. The shares were valued at $ .03 per share, based upon the closing bid price of the shares on the date of issuance, and we reduced accounts payable by $90,000.

In July 2002 we issued a total of 2 million shares for consulting services. We valued the shares at $ .03 per share, based upon the closing bid price of the shares on the date of issuance, and we charged $60,000 to consulting expense.

In August 2002 we issued 250,000 restricted shares for $.028 per share paid in cash, based on a 30% discount from the closing price on that date, $7,000 in the aggregate.

In September 2002 we issued 2.220 million restricted shares for consulting services. We valued the shares at $ .015 per share, based upon one-half of the closing bid price of the shares on the date of issuance, and we charged $33,300 to consulting services.

On August 21, 2002, we issued a $125,000 convertible subordinated promissory note payable to an unrelated third party, due August 21, 2003, with interest payable monthly at a rate of 12 % per annum. The note was convertible into common shares of our stock, based on a conversion price calculated as provided for in the note. In September 2002, we issued 7.5 million shares in full payment of the amount due pursuant to the note.

On August 27, 2002, we issued a second $125,000 convertible subordinated promissory note payable to an unrelated third party, due August 27, 2003, with interest payable monthly at a rate of 12 % per annum. The note was convertible into common shares of our stock, based on a conversion price calculated as provided for in the note. In August 2002, we issued 7.5 million shares in full payment of the amount due pursuant to the note.

In January 2002, we entered into an agreement with Hornblower & Weeks Financial Corporation to provide finance and business consulting services to be performed during the year 2002. The agreement provides for the payment of an engagement fee of $30,000 on execution, a monthly fee of $10,000 for services from January through March 2002, the issuance by us of 40 million restricted shares, with 10 million shares upon execution and 10 million restricted shares on March 15, July 15 and September 15, 2002. The agreement also provides for the issuance by us of the transfer by third parties of an additional 8 million shares issuable on each of March 1, April 1, July 1, and September 2002. Through June 30, 2002, we have issued the initial 10 million restricted shares on execution of the agreement in January 2002. The 10 million shares issued by us were for services provided by the consultant in three months ended June 30, 2002. In reference to these shares, during the three months ended June 30, 2002 and the nine months ended September 30, 2002, we charged $250,000 to consulting expense, based upon 50% of the closing bid price of the shares on the date of issuance. In July 2002, we terminated our agreement with Hornblower & Weeks and maintain that no additional compensation is owed to Hornblower & Weeks in excess of the amounts paid to-date as described above.

On August 15, 2002, we entered into an agreement with Charles Morgan Securities, Inc. ("Charles Morgan") to provide consulting services for a period of 12 months, including arranging for funding, assisting with corporate and business planning, advice regarding potential mergers and acquisitions, private placements of our stock, and other related services. The agreement provides for us to pay Charles Morgan a monthly fee of $5,000 per month for six months. After six months, the fee becomes $10,000 per month until the end of the contract. We will also pay an engagement fee of $30,000 upon receipt of the initial funding arranged by Charles Morgan. The monthly fee is payable in cash or common stock at our election. If paid in our common stock, the stock is valued at 125% of the cash payment alternative, based on the closing bid price of our common stock on the due date of the payment. The agreement also provides for us to pay a fee of
1.4 million shares of our common stock for services provided, as described above, on or before October 1, 2002, 1.3 million shares on or before December 15, 2002 and a final payment of 1.3 million shares on or before February 15, 2003, for a total of 4 million shares. None of these shares were issued during the period ended September 30, 2002. In addition to the fees described above, in August 2002, we paid Charles Morgan 12.5 million restricted shares in connection with placing the two $125,000 convertible subordinated notes described earlier. We valued the shares at $250,000, based on one-half of the closing bid price of our shares on the date of issuance and charged this amount to consulting expense. The agreement also provides for Charles Morgan to receive an additional
12.5 million restricted shares in connection with arranging for additional financing of $500,000 during the quarter ending December 31, 2002. During the three months ended September 30, 2002, Global VoIP, a principal customer and related party of us, paid Charles Morgan $35,000 for the initial monthly fee of $5,000 and the engagement fee $30,000. This amount, was offset against the remaining accounts receivable balance owed by Global VoIP to us.

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

      3. The total number of votes cast at the Special Meeting by proxy was 263,357,118. These votes were cast on the three proposals presented at the meeting as follows:

                                                           Shares in favor      Shares opposed   Shares abstaining
      Plan for the exchange of all outstanding shares
      of ADGI Common Stock for shares of GlobeTel
      Communications Corp. ("GlobeTel") Common Stock          257,983,202           4,593,492           780,424

      Authorization for issuance by GlobeTel of up to
      1,500,000,000 shares of Common Stock                    250,588,517          11,615,647         1,152,954

      Authorization for issuance by GlobeTel of up to
      10,000,000 shares of Preferred Stock                    250,134,057          11,766,457         1,456,604

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.                      Document Description

      2 Agreement and Plan of Exchange (filed as Annex A to our Special Meeting Proxy Statement on Schedule 14A and incorporated herein by reference).
      3.1 Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to our Registration Statement on Form 10-SB and incorporated herein by reference)
      3.2 Bylaws (filed as Exhibit 3.4 to our Registration Statement on Form 10-SB and incorporated herein by reference)
      99.1  Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Form 8-K.

During the quarter ended September 30, 2002, we filed a Report on Form 8-K on July 26, 2002 which outlined the terms under which all outstanding shares of ADGI were exchanged for shares of GlobeTel in connection with ADGI's merger with and into GlobeTel.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBETEL COMMUNICATIONS CORP.

Registrant
By: /s/ Timothy Huff
Timothy Huff, Chief Executive Officer

Dated: August 14, 2002

By:  /s/ Thomas Y. Jimenez
     ---------------------
Thomas Y. Jimenez, Chief Financial Officer

Dated: November__, 2002

                                  Certification

I, Timothy Huff, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of GlobeTel Communications Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November __, 2002
                                                /s/ Timothy Huff
                                                ------------------------------
                                                Name: Timothy Huff
                                                Title: Chief Executive Officer

                                  Certification

I, Thomas Y. Jimenez, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of GlobeTel Communications Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November __, 2002
                                                 /s/ Thomas Y. Jimenez
                                                 Name: Thomas Y. Jimenez
                                                 Title: Chief Financial Officer