Form 10KSB
period 2002-12-31
GLOBETEL COMMUNICATIONS CORP
filed 2003-04-23
CIK 919742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB



[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1994

                For the transition period from _______ to _______

                         Commission File Number: 0-23532

                          GLOBETEL COMMUNICATIONS CORP.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                Delaware                                     88-0292161
---------------------------------------------- ---------------------------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

444 Brickell Ave, Suite 522, Miami, Florida                    33131
---------------------------------------------- ---------------------------------
 (Address of Principal Executive Offices)                   (Zip Code)

                                 (305) 579-9922
                           ---------------------------
                           (Issuer's telephone number)

           Securities registered under Section 12 (b) of the Act:
                                      None
         --------------------------------------------------------------
                                (Title of class)

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, Par Value $.00001 Per Share
         --------------------------------------------------------------
                                (Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year ended December 31, 2002:
$11,689,573

As of April 11, 2003, there were 605,320,283 shares of the issuer's common stock issued and outstanding. Affiliates of the Issuer own 24,297,524 shares of the Issuer's issued and outstanding common stock and the remaining 581,022,759 shares are held by non-affiliates. The aggregate market value of the shares held by non-affiliates at April 22, 2003, was $12,788,914. (*)

DOCUMENTS INCORPORATED BY REFERENCE:

There are documents incorporated by reference in this Annual Report on Form 10-KSB, which are identified in Part III, Item 13.

(*) Affiliates for the purposes of this Annual Report refer to the officers, directors of the Issuer and subsidiaries and/or persons or firms owning 5% or more of Issuer's common stock, both of record and beneficially.

                                TABLE OF CONTENTS
                                                                           Page
                                     PART I

Item 1. Description of Business                                               3
Item 2. Description of Property                                               6
Item 3. Legal Proceedings                                                     6
Item 4. Submission of Matters to a Vote of Security Holders                   6

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters             7
Item 6.  Management's Discussion and Analysis of Financial Conditions and
           Results of Operations                                             11
Item 7.  Financial Statements                                                14
Item 8.  Changes In and Disagreements With Accountants on Accounting and
           Financial Disclosure                                              39

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons        39
Item 10. Executive Compensation                                              40
Item 11. Security Ownership of Certain Beneficial Owners and Management      42
Item 12. Certain Relationships and Related Transactions                      42
Item 13. Exhibits and Reports on Form 8-K                                    43
Item 14. Controls and Procedures                                             43

                                     PART I

Forward-Looking Statements and Risk Factors

Certain information included in this Form 10-KSB and other materials filed or to be filed by us with the Securities and Exchange Commission and statements issued or may contain statements which may constitute "Forward-Looking Statements" about our current and expected performance trends, growth plans, business goals, and other matters.

Certain information included in this Form 10-KSB and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made from time to time by GlobeTel Communications Corp. (GlobeTel, us, we, or our) or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as "believe", "plan", "will likely result", "expect", "intend", "will continue", "is anticipated", "estimate", "project", "may", "could", "would", "should" and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the "Act").

In connection with the "safe harbor" provisions of the Act, we are filing the following summary to identify important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events, or circumstances arising after the date that the forward-looking statement was made.

The following risk factors may affect our operating results and the environment within which we conduct our business. If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements. These risk factors include, but are not limited to, changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending or restaurant dining occasions, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response to those attacks, including the armed conflict in Iraq or other potential countries; increasing competition in the VoIP segment of the telecommunications industry; adverse Internet conditions which impact customer traffic on our Company's networks in general and which cause the temporary underutilization of available bandwidth; various factors which increase the cost to develop and/or affect the number and timing of the openings of new networks, including factors under the influence and control of government agencies and others; fluctuations in the availability and/or cost of local minutes or other resources necessary to successfully operate our Company's networks; our Company's ability to raise prices sufficiently to offset cost increases, including increased costs for local minutes; depth of management; adverse publicity about us and our networks; our current dependence on affiliates in our overseas markets; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our Company's growing operations; relations between our Company and its employees; legal claims and litigation against the Company; the availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures; changes in, or any failure to comply with, governmental regulations; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; and other risks and uncertainties referenced in this Annual Report on Form 10-KSB. These statement, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E and the Securities Exchange Act of 1934, as amended from time to time (the "Act").

This annual report also contains certain estimates and plans related to the telecommunications industry in which we operate. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know what level of growth will exist, if any, in the telecommunications industry, and particularly in those Voice over Internet Protocol ("VoIP") markets in which we operate. Our growth will be dependent upon our ability to compete with larger telecommunications companies, and such factors as our ability to collect on our receivables and to generate revenues from operations and/or from the sale of debt or equity securities, of which there can be no assurance. If our assumptions are wrong about any events, trends and activities, then our estimates for the future growth of GlobeTel and our consolidated business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

ITEM 1.  DESCRIPTION OF BUSINESS

General

GlobeTel Communications Corp. is a Delaware corporation, established in July 2002, engaged in the business of providing telecommunication services primarily involving Internet telephony using Voice over Internet Protocol ("VoIP") equipment. Our key strategic plan is to install a worldwide VoIP network. This global network will consist of regional centers (which we refer to as VoIP International Super Hubs(TM), or simply Super Hubs(TM)) strategically located around the world. Each Super Hub(TM) controls network activity regionally, for example in South America or in East Asia, and is connected directly to a United States point of presence.

Each Super Hub(TM) will be interconnected and equipped with our enhanced services platform to provide one-stop shopping for quality voice communications, e-mail, voicemail, faxing, etc. The Super Hub(TM), with the enhanced services platform, makes the network unique in its design. It will not be built on the conventional, hub-and-spoke connection but will instead follow a high connectivity, multi-route design only available by using VoIP.

GlobeTel is authorized to issue up to 1,500,000,000 shares of Common Stock, par value $0.00001 per share, and 10,000,000 shares of Preferred Stock, par value $0.001. The Preferred Stock is a so-called "blank check" preferred, meaning that its terms such as dividends, liquidation and other preferences, are to be fixed by our Board of Directors at the time of issuance.

We were previously a wholly-owned subsidiary of American Diversified Group, Inc.
(ADGI). At a special meeting of stockholders of ADGI held on July 24, 2002, the stockholders of ADGI approved a plan (the "Plan") for the exchange of all outstanding shares of ADGI for an equal number of shares of GlobeTel.

ADGI was incorporated under the laws of the State of Nevada as Terra West Homes, Inc. on January 16, 1979. On March 15, 1995, its name was changed to "American Diversified Group, Inc." During the period ended July 24, 2002, ADGI's business activities included (i) sale of telecommunication services primarily involving Internet telephony using VoIP through its Global Transmedia Communications Corporation subsidiary ("Global"), and (ii) wide area network and local area network services provided through its NCI Telecom, Inc. subsidiary ("NCI"). Global Transmedia was acquired by ADGI on February 19, 2000, and NCI was acquired on June 29, 2000. During 2002, Global and NCI were merged with and into ADGI, with ADGI as the surviving corporation.

When ADGI exchanged all of its outstanding shares of common stock for GlobeTel common stock, ADGI became a wholly-owned subsidiary of GlobeTel and GlobeTel began conducting the business formerly conducted by ADGI. Therefore, the financial statements of ADGI in this report should be regarded as the financial statements of GlobeTel and any references to ADGI throughout this report shall be construed to apply to GlobeTel, if applicable.

Business of GlobeTel

Internet Telephony

Our business is the transmission of telephone calls using Internet facilities. The transmission method is called VoIP, which stands for Voice over Internet Protocol.

Internet Protocol or IP, is not ideal for voice transmission. The "protocol" defines the means by which digital transmissions are broken into small pieces, called "packets," and the packets are sent to, or received from, the desired location. IP does not require that the packets all take the same path through the Internet, or that they arrive in the same sequence in which they were sent. When they do arrive, they are reassembled in correct order and presented to the user. You can see this when browsing the Internet, as the "thermometer" on your browser shows the packets arriving until all are present and the Web page is presented. This process of reassembling out-of-order packets is called "buffering."

Applying buffering to VoIP calls results in an unacceptable delay between the time the "sender" speaks and the time the "receiver" hears what's been spoken. It's been compared to two-way radio transmissions between the earth and the moon, where radio waves take more than a second to reach their destination. The earthbound speaker speaks for, say, 3 seconds, and 1.5 seconds after he stops, his speech begins to be heard on the moon. The listener requires 3 seconds to hear what was said, and makes his reply. 1.5 seconds later the reply begins to be heard on earth. The speaker has waited 1.5 plus 3 plus 1.5 seconds, a total of six seconds, to hear the reply. The delay while VoIP packets are reassembled in correct order produces exactly the same sort of delay.

The VoIP solution to this problem is simple in theory but hard to put into practice. The solution is simply to have the transmitted sequence of packets all follow the same path through the Internet so that they arrive in the same sequence in which they were transmitted. This eliminates the need for buffering and allows VoIP telephone conversations to take place just as they do on wired telephones.

The difficulty is that, without special arrangements, the public Internet cannot be used in a manner that avoids buffering. IP was designed for data, not voice transmissions. Data transmissions are not seriously impacted by buffering, as you notice when you view a Web page. Sometimes it snaps right up, other times there are waits of a few seconds. How long it takes depends on the volume of data traffic over the multiple paths that the different IP packets take in their trip from sender to receiver. If one path is congested, IP quickly routes some packets via another, less congested path. The resulting buffering time is not a serious inconvenience for data, but is a real problem for voice transmissions.

Networks

To provide our services without buffering delays, we arrange with a licensed communications carrier in each desired country to place electronic equipment, called a "hub," on the carrier's premises. The hub is connected to the regular telephone network in that country. We maintain similar hubs in New York City, Jersey City, Miami and Los Angeles in the United States. The hubs are connected by one of two kinds of network, either of which allows VoIP packets to be received in the same order they were transmitted, avoiding any buffering.

The first method, used when we first establish service to a new country and traffic volume is relatively low, is to create a "virtual" network connection between the two hubs. Virtual networks have been described as "tunnels" through the Internet. These "tunnels" create "reserved" Internet bandwidth that is used only by the parties at the ends of the "tunnel," so there is no congestion caused by other Internet users sending and receiving traffic through the "tunnel."

A virtual network is limited as to the amount of traffic it can handle. When the limit begins to be approached, we make arrangements with one of several major Internet service providers who maintain a physical connection between the United States and the desired country, in the form of a leased high-speed line. Leased lines have much greater traffic-carrying capacity than virtual networks. We connect our hubs to the leased line at both ends and are immediately able to handle a greater volume of calls that the virtual network allows.

At present we have virtual networks serving callers in Venezuela, Australia, China, Brazil, Philippines and Malaysia and physical networks serving customers in Jamaica and Mexico. Within each country served, depending on traffic volume within the country, we may establish subsidiary hubs in other major cities, fed from the principal hub.

Enhanced Services Platform

Our Enhanced Services Platform, or ESP, is a proprietary software package that runs on our hubs and provides a group of enhanced messaging features to users of our networks. These services include:

o Call waiting o Call forwarding o Conference calling o Voice mail
o Voice to e-mail. This feature permits customers to dial a local number and have e-mail messages in his or her e-mail inbox read aloud by the ESP, over the phone. Customers may also dictate a reply over the phone, which the ESP will record and transmit to the e-mail sender as a voice attachment to a reply message.
o "Follow me" service. This feature allows customers to "program" the ESP to have calls forwarded to another location.
o Fax Service. This feature allows customers to send and receive faxes from their phones over our facilities.
o Calling Card services. These allow customers to use pre-paid calling cards purchased from a Web site or from a local vendor to place calls over our facilities. After obtaining a calling card and getting a personal identification number (PIN), customers dial their local access number and enter their PIN to place calls.

A number of the features provided by the ESP mirror services that are available to persons using regular telephone lines, but that are not generally available for VoIP calls.

International Customers -- Purchase and Resale of Telephony Minutes

Because calls to other countries must terminate at the called residential or business telephone number, which can be reached only through the facilities of an authorized local telephone carrier, we enter into an agreement with an established international telephone carrier as our "partner" in each of the countries we serve, usually the same carrier that hosts our hub in that country. Under these agreements, we purchase a bulk "package" of minutes that we are entitled to use for calls between the United States and the countries in question. We then resell these minutes at a profit to individual and business customers. Most of our customers either prepay for these minutes or post letters of credit with our bank securing their transaction, by means of prepaid calling cards which are issued by the local carrier, who collects the revenue and divides it with us. The revenue retained by the carrier pays for our bulk purchase of minutes.

We had a network services agreement in India in 2000, and had limited revenues in 2000 and 2001. The Indian market has deregulated as of April 2002, and we, together with its local Indian partner, sought to obtain a telecommunications license enabling us to compete in the lucrative Indian telecommunications market. However, this market is highly competitive and expensive and given the political and business environment in India, we decided to abandon our efforts to obtain the license and to put on hold the operations and activities in India until the environment becomes more stable and profitable. We have consolidated our operations to focus on the Super Hub(TM) and our enhanced services platform to market to maturing foreign markets, utilizing VoIP technology. Further, we have limited our activities in some markets to focus on opportunities with greater margins. VoIP technology continues to be the most cost effective and efficient alternative to traditional circuit switching technology. Frost & Sullivan, a respected research company, reported in January 2002, that VoIP is expected to account for approximately 35% of world voice services by 2007. This expected growth will result in additional VoIP minutes and associated revenues for the companies that position themselves properly in the market. We believe that by structuring ourselves in the growing foreign markets with the right associates and state-of-the-art VoIP technology, with the proprietary enhanced services platform, we are positioning ourselves to benefit from the growth of telecommunication minutes.

Competitive Business Conditions

The telecommunications industry is highly competitive, rapidly evolving and subject to constant technological change and to intense marketing by different providers of functionally similar services. Since there are few, if any, substantial barriers to entry, except in those markets that have not been subject to governmental deregulation, we expect that new competitors are likely to enter our markets. Most, if not all, of our competitors are significantly larger and have substantially greater market presence and longer operating history as well as greater financial, technical, operational, marketing, personnel and other resources than we do. Our use of VoIP technology and proprietary enhanced services platform enables us to provide customers with competitive pricing for their telecommunications needs. Nevertheless, there can be no assurance that we will be able to successfully compete with major carriers including other VoIP telephony providers and traditional phone companies, in present and prospective markets. These markets include Mexico, Brazil, Venezuela, Colombia, Australia, the Philippines and Malaysia. GlobeTel's business strategy is to provide competitive pricing to small to mid-sized businesses and individuals to increase our customer base and we are pursuing large multi-national corporations which operate in a number of our markets. We are dependent upon local independent affiliates or associates partners in each market for sales and marketing, customer service and technical support to terminate and originate our IP telephony services. This marketing strategy should minimize our dependency on any single market and/or group of customers and lessen our costs and expedite our entry into markets. There can be no assurance that we will be able to successfully compete in our present and prospective markets.

Sources and Availability of Hardware and Software

All equipment used by GlobeTel is provided by major suppliers and is readily available. Software to operate the network is commercially available from software suppliers and equipment suppliers, and GlobeTel has developed in-house proprietary software for network applications and new telecommunications products. We are not dependent upon any supplier of hardware or software. We use equipment from major telecommunication equipment manufacturers such as Cisco, Motorola and Newbridge Networks, among others.

Regulatory Matters

Carriers seeking to provide international telecommunication services are required by Section 214 of the Telecommunications Act to obtain authorization from the Federal Communications Commission to provide those services. We have applied for and obtained the required authorization.

Our operations in foreign countries must comply with applicable local laws in each country we serve. The communications carrier with which we "partner" in each country is licensed to handle international call traffic, and takes responsibility for all local law compliance. For that reason we don't believe that compliance with foreign laws will affect our operations or require us to incur any significant expense.

Effect of Existing or Probable Governmental Regulations

In February 1997, the United States and approximately seventy (70) other countries of the World Trade Organization (WTO) signed an agreement committing to open their telecommunications markets to competition and foreign ownership beginning in January 1998. These countries account for approximately 90% of world telecommunications traffic. The WTO agreement provides us and all companies in our industry with significant opportunities to compete in markets where access was previously either denied or extremely limited. However, the right to offer telecommunications services is subject to governmental regulations and therefore our ability to establish ourselves in prospective markets is subject to the actions of the telecommunications authorities in each country. In the event that new regulations are adopted that limit the ability of companies such as ourselves to offer VoIP telephony services and other services, we could be materially adversely affected.

Number of total employees and number of full time employees

GlobeTel at present has 15 full-time employees, including our executive officers and two consultants. We do not believe that we will have difficulty in hiring and retaining qualified individuals in the field of Internet telephony, although the market for skilled technical personnel is highly competitive.

ITEM 2.  DESCRIPTION OF PROPERTY
GlobeTel leases facilities at 444 Brickell Avenue, Suite 522, Miami, FL 33131. The Company is under a five year lease expiring April 2005 with a present monthly rent of $3,463. The condition of this leased facility is deemed to be satisfactory for our business operations for the foreseeable future. During the year 2001, we closed our offices in Hackensack, NJ, St. Louis, MO and San Antonio, TX, for the purpose of consolidating our operations in one centralized facility.

We have another facility leased in Jersey City, New Jersey, which, effective November 2001, was sub-leased to one of our consultants and customer. Pursuant to the sublease agreement, the customer/consultant has maintained the obligation of the monthly rent of $1,600, and at January 31, 2003, the lease expired and the Company has no further obligation to the lessee.


ITEM 3.  LEGAL PROCEEDINGS

GlobeTel is a defendant in an action commenced by two former consultants, Matthew Milo and Joseph Quattrocchi, for compensation for services allegedly provided under an August 1998 consulting agreement. The pending action also relates to a loan from Milo and Quattrocchi of $50,000 of which approximately $35,000 has been repaid.

Both Milo and Quattrocchi resigned their consulting agreement without fulfilling their services and any services they allegedly provided proved to be unsatisfactory. In addition, we had issued 3,000,000 shares each to Milo and Quattrocchi as part of their consideration under the consulting agreement. The company has taken the position that the deficiencies in Milo's and Quattrochi's services under the consulting agreement means that they have received compensation in excess of the value of the services they actually did perform, as well as for the unpaid balance of the loan, in the form of those shares. However, Milo and Quattrocchi disagreed and commenced an action against the company that is pending in the Supreme Court of the State of New York. Messrs. Milo and Quattrocchi claim that they are entitled to an additional 24,526,000 shares as damages under the consulting agreement and to the repayment of the loan balance. We believe that we have meritorious defenses to the Milo-Quattrocchi action, and we have counterclaims against Milo-Quattrocchi but cannot project an outcome with any certainty. No settlement negotiations are in progress. We believe that we would not be materially adversely affected by the outcome of this proceeding. There are presently outstanding claims against us related to two equipment leases which aggregate approximately $77,500, and which are reflected as part of capital lease obligations, current portion. No legal action has been commenced and there is a potential for a negotiated settlement of these liabilities. We do not believe that we will be materially adversely affected by these liabilities.

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

                                        Shares: in favor    opposed   abstaining
                                               ----------- ---------- ----------
Plan for the exchange of all outstanding shares
of ADGI Common Stock for shares of GlobeTel
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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Price

Our shares of common stock are quoted on the OTCBB quotation system. As of April 11, 2003, there were 17 market makers in our shares. We have no preferred stock issued or outstanding. The following information with respect to the high and low bid price of GlobeTel shares was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                        High              Low

CALENDAR 2001

Quarter Ended March 31,                                 $.11              $.06

Quarter Ended June 30,                                  $.06              $.04

Quarter Ended September 30,                             $.04              $.02

Quarter Ended December 31,                              $.03              $.02

CALENDAR 2002

Quarter Ended March 31,                                $.0690           $.0185

Quarter Ended June 30,                                  .0530            .0250

Quarter Ended September 30,                             .0510            .0250

Quarter Ended December 31,                              .0500             .0295

(b) Holders

We believe that there are approximately 22,000 holders of our Company's common stock.

(c) Dividends

We have never paid a dividend and does not anticipate that any dividends will be paid in the near future. We currently have no funds from which to pay dividends and as of December 31, 2002 and 2001, our accumulated deficit was $20,291,641 and $20,082,788, respectively. We do not expect that any dividends will be paid for the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

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

--------------------------------------------------------------------------------------
                     Amount of
Date                Securities                                   Cash or Non-Cash
                 Title        Sold     Persons                     Consideration
--------------------------------------------------------------------------------------

1/05/2001     Common Stock  21,250,000 Vivian Manevich (2)       Acquisition of Global
--------------------------------------------------------------------------------------
1/05/2001     Common Stock  25,500,000 Timothy M. Huff (2)       Acquisition of Global
--------------------------------------------------------------------------------------
1/05/2001     Common Stock  16,150,000 Thomas J. Jimenez (2)     Acquisition of Global
--------------------------------------------------------------------------------------
1/05/2001     Common Stock  4,250,000  Peter J. Lindemann (2)    Acquisition of Global
--------------------------------------------------------------------------------------
1/05/2001     Common Stock  4,250,000  James E. Ontiveros (2)    Acquisition of Global
--------------------------------------------------------------------------------------
1/05/2001     Common Stock  3,400,000  James E. Kimble (2)       Acquisition of Global
--------------------------------------------------------------------------------------
1/05/2001     Common Stock   850,000   Dinh Dung Quoc (2)        Acquisition of Global
--------------------------------------------------------------------------------------
1/05/2001     Common Stock   850,000   Florida Export Finance    Acquisition of Global
                                       Corp.(2)
--------------------------------------------------------------------------------------
1/05/2001     Common Stock  4,250,000  Crescent Holdings Ltd.(2) Acquisition of Global
--------------------------------------------------------------------------------------
1/05/2001     Common Stock  2,702,083  Frances Siegel            Conversion of Note
                                                                  of $200,000
--------------------------------------------------------------------------------------
1/05/2001     Common Stock   100,000   Harvey Birnholz           Tax Consulting
                                                                 Services valued at
                                                                 $5,000
--------------------------------------------------------------------------------------
1/05/2001     Common Stock   500,000   Gerard Haryman (3)        Conversion of $20,000
                                                                 Note
--------------------------------------------------------------------------------------
1/05/2001     Common Stock   500,000   Capital Fulfillment Group Public Relations
                                                                 Services valued at
                                                                 $25,000
--------------------------------------------------------------------------------------
1/05/2001     Common Stock   392,188   Jaime Y. Jimenez (4)      Private Placement at
                                                                 $.08 per share
--------------------------------------------------------------------------------------
1/05/2001     Common Stock   261,463   Michele J. Morgan(4)      Private Placement at
                                                                 $.08 per share
--------------------------------------------------------------------------------------
1/05/2001     Common Stock   261,463   Edward Y. Jimenez      (4) Private Placement at
                                                                 $.08 per share
--------------------------------------------------------------------------------------
1/05/2001     Common Stock   196,094   Reynaldo Y. Jimenez, Jr. (4) Private Placement at
                                                                 $.08 per share
--------------------------------------------------------------------------------------
1/05/2001     Common Stock   196,094   Reynaldo O. Jimenez (4)   Private Placement at
                                                                 $.08 per share
--------------------------------------------------------------------------------------
1/05/2001     Common Stock  1,700,000  Bretton Hill Funding LLC  Conversion of Note
                                                                 of $500,000
--------------------------------------------------------------------------------------
1/05/2001     Common Stock  4,800,000  Bretton Hill Funding LLC  Exercise of Warrant
                                                                 as part of Note
--------------------------------------------------------------------------------------
2/16/2001     Common Stock   572,000   Adell Riff (5)            Private Placement at
                                                                 $.04
--------------------------------------------------------------------------------------
9/24/2001     Common Stock  1,500,000  William Murphy            Services valued at
                                                                 $22,500
--------------------------------------------------------------------------------------
9/24/2001     Common Stock   125,000   Daniel L.Montgomery       Services to NCI
                                                                 valued at $1,875
--------------------------------------------------------------------------------------
9/24/2001     Common Stock   175,000   Kiel McIver               Services to NCI
                                                                 valued at $2,625
--------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------
11/2/2001     Common Stock  8,800,000  Sigma Online Ltd.         Services valued at
                                                                 $185,000
--------------------------------------------------------------------------------------
11/2/2001     Common Stock  5,125,000  Thomas J. Craft, Jr.,P.A. Services valued at
                                                                 $46,250 and
                                                                 conversion of $5,000
                                                                 of debt
--------------------------------------------------------------------------------------
11/2/2001     Common Stock  3,000,000  Richard Rubin             Corporate Securities
                                                                 Services valued
                                                                 at $30,000
--------------------------------------------------------------------------------------
11/2/2001     Common Stock  10,000,000 Jerrold R. Hinton         Conversion of
                                                                 $218,350 of debt
--------------------------------------------------------------------------------------
02/14/2002    Common Stock  5,500,000  Sigma Online              Services valued at
                                                                 $92,500
--------------------------------------------------------------------------------------
03/25/2002    Common Stock  6,000,000  Paul Taboada              Broker fees valued
                                                                 at $150,000
--------------------------------------------------------------------------------------
03/25/2002    Common Stock  2,000,000  John Rooney               Broker fees valued
                                                                 at $50,000
--------------------------------------------------------------------------------------
03/25/2002    Common Stock  1,000,000  Eric Ellenhorn            Broker fees valued
                                                                 at $25,000
--------------------------------------------------------------------------------------
03/25/2002    Common Stock   500,000   Zoe Ellenhorn (Trustee)   Broker fees valued
                                                                 at $12,500
--------------------------------------------------------------------------------------
03/25/2002    Common Stock   500,000   Zach Ellenhorn (Trustee)  Broker fees valued
                                                                 at $12,500
--------------------------------------------------------------------------------------
06/26/2002    Common Stock 10,000,000 Schrader & Schoenber       Services valued at
                                      (Custodial for             $300,000
                                       Charterhouse Consultancy)
--------------------------------------------------------------------------------------
06/26/2002    Common Stock 10,000,000 Schrader & Schoenber       Services valued at
                                      (Custodial for             $300,000
                                       Charterhouse Consultancy)
--------------------------------------------------------------------------------------
07/09/2002    Common Stock  1,000,000  George LeFevre            Services valued at
                                                                 $30,000
--------------------------------------------------------------------------------------
07/09/2002    Common Stock  1,000,000  Scott Abscher             Services valued at
                                                                 $30,000
--------------------------------------------------------------------------------------
07/09/2002    Common Stock  3,000,000  Charterhouse Investments  Services valued at
                                                                 $90,000
--------------------------------------------------------------------------------------
08/02/2002    Common Stock   250,000   Robinson Markel           Private Placement at
                                                                 $ .028
--------------------------------------------------------------------------------------
08/21/2002    Common Stock  5,837,500  Paul Taboada              Broker fees valued at

                                                                 $116,750
--------------------------------------------------------------------------------------
08/21/2002    Common Stock   412,500   Sperry Younger            Broker fees valued at
                                                                 $8,250
--------------------------------------------------------------------------------------
08/21/2002    Common Stock  6,250,000  Charles Morgan Securities Broker fees valued at
                                                                 $125,000
--------------------------------------------------------------------------------------
08/28/2002    Common Stock  7,500,000  Clay Realty               Loan collateral
--------------------------------------------------------------------------------------
08/28/2002    Common Stock  7,500,000  Brantridge Holdings       Loan collateral
--------------------------------------------------------------------------------------
10/01/2002    Common Stock  2,220,000  Sigma Online              Services valued at
                                                                 $33,300
--------------------------------------------------------------------------------------
11/07/2002    Common Stock  15,000,000 Andrew Roth               Loan collateral
--------------------------------------------------------------------------------------
11/14/2002    Common Stock   500,000   Robinson Markel           Private Placement at
                                                                 $ .035
--------------------------------------------------------------------------------------
12/06/2002    Common Stock  15,000,000 Andrew Roth               Loan collateral
--------------------------------------------------------------------------------------
12/06/2002    Common Stock  30,000,000 TR Enterprises            Loan collateral
--------------------------------------------------------------------------------------
12/06/2002    Common Stock  12,500,000 Paul Taboada              Broker fees valued
                                                                 $250,000
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
12/30/2002    Common Stock  1,000,000  James E. Kimble           Services valued at
                                                                 $15,000
--------------------------------------------------------------------------------------
12/31/2002    Common Stock  2,000,000  Marcelino Reyes           Services valued at
                                                                 $40,000
--------------------------------------------------------------------------------------
12/31/2002    Common Stock   500,000   Robert McInerney          Services valued at
                                                                 $10,000
--------------------------------------------------------------------------------------
12/31/2002    Common Stock  2,000,000  Bretton Hill (2)          Balance due for
                                                                 Acquisition of Global
--------------------------------------------------------------------------------------
12/31/2002    Common Stock   673,338   Bretton Hill              Interest valued at
                                                                 $10,000
--------------------------------------------------------------------------------------

(1) These shares were issued with a restrictive legend based upon the exemption provided under Section 4 (2) of the Act. These shares were issued in connection with the acquisition of NCI to five shareholders of NCI.

(2) These shares were issued with a restrictive legend to the former shareholders of Global, based upon the exemption provided under Section 4(2) of the Act, in connection with the acquisition of Global.

(3) These shares were issued with a restrictive legend based upon the exemption provided under Section 4 (2) of the Act, in connection with the conversion of $20,000 of a $75,000 note payable to our former chairman.

(4) These shares were issued with a restrictive legend based upon the exemption provided under Section 4 (2) of the Act in connection with the private placement to the family members of GlobeTel's chief financial officer, Thomas Y. Jimenez, an accredited investor.

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

See Part III, Item 11, "Security Ownership of Certain Beneficial Owners and Management" and Item 12, "Certain Relationships and Related Transactions".

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

General

This discussion and analysis should be read in conjunction with our Company's Consolidated Financial Statements and related notes found elsewhere in this Annual Report on Form 10-KSB.

2002 Compared to 2001

Results of Operations

Revenues. During our year ended December 31, 2002, we had revenues of $11,689,573 compared to revenues of $3,381,756 during 2001, an increase of $8,307,817 or 246%. The increase in revenues was primarily attributable to the growth of our sales to our principal customers and the start of network operations in Mexico and Brazil.

One of our customers, IP World Ltd., accounted for $5,717,150 or 48.90% of our sales. This amount reflects the discounted value of shares of IPWorld's capital stock paid to us in satisfaction of promissory notes issued by IPWorld to us in payment of the purchase price of certain networks we built and furnished to IPWorld. We initially discounted the value of this IPWorld stock by 20%, in anticipation of IPWorld stock becoming admitted to trading on the Australian Securities Exchange ("ASX"). However, ASX listing of IPWorld stock is requiring more time than originally anticipated, and we felt it prudent to further discount the value of the IPWorld shares paid to us. We applied a further 30% discount, to make a total discount of 50%. Accordingly, the revenue received from IP World Ltd. was reduced to $5,717,150 from $8,300,000. (See Note 3 to the Notes to Financial Statements).

Cost of Sales. Our cost of sales consists primarily of the wholesale cost of buying bandwidth purchased by us for resale, costs of depreciation of telecommunications equipment, rent and technical services. We had cost of sales of $6,566,944 for the year ended December 31, 2002, compared to cost of sales of $1,711,012 during the same period in 2001. We expect cost of sales to increase in future periods only to the extent that our sales volume increases.

Gross Margin. Our gross margin increased to $5,122,629 in for the year ended December 31, 2002, compared to $1,670,744 in the same period in 2001, an increase of $3,451,885 or 206.60%. However, the gross margin decreased insignificantly to 45.6% in 2002 down from 49.7% in 2001.

Operating Expenses. Our operating expenses for the year ended December 31, 2002, increased to $3,492,894 compared to $2,830,534 for the same period in 2001, an increase of $662,360 or 23.40%. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting service expenses, travel and other general corporate expenses. (See Note 11 and Note 12 to the Notes to Financial Statements with respect to consulting agreements executed in January 2002, and August 2002, respectively, for investment banking services).

The increase in operating expenses was principally attributable to an increase in officers' salaries and professional fees. The officers' salaries increased from $248,207 in 2001 to $730,000 in 2002, or an increase of $481,793. The salaries include accrued and unpaid salaries. The professional fees increased from $255,964 in 2001 to $539,713 in 2002, or an increase of $283,749.

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

Income from Operations. Our operating income was $1,629,735 for the year ended December 31, 2002, as compared to an operating loss of $1,159,790 during the same period in 2001. The income from operations is mainly attributable to our increased sales to our principal customers. (See Note 3 to the Notes to Financial Statements).

Other Expense. We had other expenses totaling $308,441 during the year ended December 31, 2002 compared to $33,538 during the same period in 2001. Other income (expense) consists of interest expense on our borrowings and interest income earned on our cash and cash equivalents and receivables from related parties. The increase in other expense was attributable to reincorporation costs that totaled $247,429 and loss on forgiveness of accrued interest receivable from officers.

Net Income. Our net income for the year ended December 31, 2002, was $1,321,294 compared to a net loss of $1,193,328 in 2001. Increase in net income was mainly attributable to our increased sales to our principal customers (See Note 3 to the Notes to Financial Statements).

In order for us to pay our operating expenses during 2002 and 2001, including certain operating expenses of our then wholly-owned subsidiaries, we continued to rely on loans provided by our executive officers or directors on a non-interest basis. We raised $24,500 and $22,900 from the sale of restricted common stock in 2002 and 2001 respectively. We also raised $53,593 and $265,190 from proceeds from related party payables in 2002 and 2001, respectively. During the year 2002, we generated $1,922,488 from loans and notes payable.

Liquidity and Capital Resources

At December 31, 2002, we had total assets of $8,344,884 compared to total assets of $2,492,414 as at December 31, 2001. Total current assets at December 31, 2002 were $3,549,490 compared to $1,699,452 at December 31, 2001. The increase in current assets is primarily attributable to an increase in accounts receivable to $1,747,819 (net of an allowance for doubtful accounts of $1,094,420) at year end 2002, compared to $1,174,020 (net of an allowance for doubtful accounts of $786,433) at year end 2001. In addition, there was an increase of $1,600,000 in non-readily marketable securities, available-for-sale, and an additional $4,301,500 in non-readily marketable securities, which were earned by us for sale of networks to IPWorld Ltd.

Our total current liabilities were $4,131,015 at December 31, 2002, compared to $1,320,257 at December 31, 2001. The difference was principally due to increases in accounts payable, deferred revenues, accrued payroll and notes payable.

Accounts payable increased from $340,121 to $ 639,323 primarily due to costs associated with operations of the network. Deferred revenues increased from $56,190 to $235,703 principally due to a network management agreement entered with IPWorld, Ltd. Accrued payroll and related taxes increased from $334,291 to $742,785. These costs include unpaid salaries and bonuses to be paid when funds become available or in stock as may be agreed upon by the parties involved.

Current liabilities also increased due to secured promissory notes payable totaling $960,528 representing the balance due on the loans made during the year; and a loan payable to consultant /customer totaling $311,960 incurred when the party paid one of the secured promissory notes on our behalf.

The notes payable to stockholders was $55,000 at year end 2002, which remains payable to our former chairman, Gerard Haryman. Our total liabilities increased to $4,186,015 at December 31, 2002 from $1,380,139 at year end 2001.

We had a negative cash flow from operations of $1,038,461 in 2002 compared to $28,145 in 2001. The significant change was primarily due to the increased level of operations and operating activities.

We used $74,290 for investing activities in 2002 compared to $178,539 in 2001. Net cash provided by financing activities increased substantially in 2002 to $1,282,149 from $226,224 in 2001. The increase was principally due to proceeds from financing and notes payable. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2002, we had a net income of $1,321,294 compared to a net loss of $1,193,328 during 2001. Consequently, there is an accumulated deficit of $20,291,641 at December 31, 2002, compared to $21,612,935 at December 31, 2001.

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

ITEM 7. FINANCIAL STATEMENTS

                                GLOBETEL COMMUNICATIONS CORP.

                            f/k/a AMERICAN DIVERSIFIED GROUP, INC.

                                      FINANCIAL STATEMENTS

                                   DECEMBER 31, 2002 AND 2001

                                      TABLE OF CONTENTS

                                                                          Page
                                                                          ----
INDEPENDENT AUDITORS' REPORT                                               15

FINANCIAL STATEMENTS
  Balance Sheets                                                           16
  Statements of Income (Loss)                                              17
  Statements of Cash Flows                                                 18
  Statements of Stockholders' Equity                                       19
  Notes to Financial Statements                                            20

Dohan and Company                                 7700 North Kendall Drive, #200
Certified Public Accountants                           Miami, Florida 33156-7564
A Professional Association                             Telephone: (305) 274-1366
                                                       Facsimile: (305) 274-1368
                                                       e-Mail:    info@uscpa.com
                                                       Web site:   www.uscpa.com

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
GlobeTel Communications Corp.
f/k/a American Diversified Group, Inc. and Subsidiaries
Miami, Florida

We have audited the accompanying balance sheets of GlobeTel Communications Corp., f/k/a American Diversified Group, Inc. as of December 31, 2002 and 2001, and the related statements of income (loss), cash flows, and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GlobeTel Communications Corp., f/k/a American Diversified Group, Inc. and Subsidiaries, as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years thenended in conformity with accounting principles generally accepted in the United States of America.

                                               /s/ Dohan and Company, PA
                                               Certified Public Accountants
March 18, 2003, except for Note 3, as to
  which the date is April 17, 2003
Miami, Florida


Member:
Florida Institute of Certified Public Accountants
American Institute of Certified Public Accountants
  Private Companies and SEC Practice Sections
Accounting Group International
  Offices in Principal Cities World-Wide

                          GLOBETEL COMMUNICATIONS CORP.
             f/k/a AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS


                                                          December 31,
                                                      2002             2001
                                               ---------------  ---------------

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $        201,631  $        32,233
  Accounts receivable, less allowance for doubtful
    accounts of $1,094,420 and $786,433              1,747,819          301,772
  Accounts receivable, related party                      -             872,248
  Related party receivables                               -             493,199
  Non-readily marketable, available-for-sale
    equity securities                                1,600,000             -
  Deferred taxes (less valuation allowance
    of $2,303,276 and $2,315,866)                         -                -
                                               ---------------  ---------------
    TOTAL CURRENT ASSETS                             3,549,450        1,699,452
                                               ---------------  ---------------

PROPERTY AND EQUIPMENT, NET                            403,030          664,588

OTHER ASSETS
  Non-readily marketable, available-for-sale
    equity securities due from related party -
    Charterhouse Investment                          4,301,500             -
   Organization costs, net                                 283              452
   Deposits                                             90,621          127,922
   Miscellaneous receivable (less $125,000
     allowance for uncollectibility)                      -                -
                                               ---------------  ---------------
     TOTAL OTHER ASSETS                              4,392,404          128,374
                                               ---------------  ---------------

TOTAL ASSETS                                   $     8,344,884  $     2,492,414
                                               ===============  ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                           $        639,323  $       340,121
   Accounts payable, to be satisfied with
     non-readily marketable, available-for-sale
     equity securities                                 974,951          342,500
   Current portion of capital lease obligations         82,984           84,130
   Notes payable                                       960,528             -
   Loan payable to related party - Charterhouse
     Investment                                        311,960             -
   Accrued payroll and related taxes                    12,785          145,860
   Accrued expenses and other liabilities               48,700           46,967
   Deferred revenues                                    51,353           56,190
   Deferred revenues - related party                   184,350             -
   Accrued officers' salaries and bonuses              730,000          188,431
   Related party payables                              134,081          116,058
                                               ---------------  ---------------
     TOTAL CURRENT LIABILITIES                       4,131,015        1,320,257
                                               ---------------  ---------------
LONG-TERM LIABILITIES
   Capital lease obligations                              -               4,882
   Notes payable-shareholder                            55,000           55,000
                                               ---------------  ---------------
     TOTAL LONG-TERM LIABILITIES                        55,000           59,882
                                               ---------------  ---------------
       TOTAL LIABILITIES                             4,186,015        1,380,139
                                               ---------------  ---------------

COMMITMENTS AND CONTINGENCIES (NOTES 3 and 13)

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value,
     10,000,000 shares authorized; none issued            -                -
   Common stock, $.00001 par value,
     1,500,000,000 shares authorized;
     605,320,283 and 467,276,945 shares issued
     and outstanding                                     6,053            4,673
   Additional paid-in capital                       24,444,457       22,720,537
   Accumulated deficit                             (20,291,641)     (21,612,935)
                                               ---------------   --------------
TOTAL STOCKHOLDERS' EQUITY                           4,158,869        1,112,275
                                               ---------------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                   $      8,344,884  $     2,492,414
                                               ===============  ===============
See accompanying notes.

                          GLOBETEL COMMUNICATIONS CORP.
             f/k/a AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
                           STATEMENTS OF INCOME (LOSS)

                                            For the Year Ended December 31,
                                               2002                 2001
                                          --------------          -------------
REVENUES
   Sales                                 $     5,972,423         $   1,381,756
   Sales - related parties                     5,717,150             2,000,000
                                          --------------         -------------
     Total sales                              11,689,573             3,381,756
                                          --------------         -------------

   Cost of sales                               6,407,944             1,656,738
   Cost of sales - related parties               159,000                54,274
                                          --------------         -------------
     Total cost of sales                       6,566,944             1,711,012
                                          --------------         -------------
     GROSS MARGIN                              5,122,629             1,670,744
                                          --------------         -------------
EXPENSES
   Payroll and related taxes                     138,485               161,070
   Professional fees                             539,713               255,964
   Officers' salaries and bonuses                730,000               248,207
   Consulting and brokers' fees                1,230,800             1,169,733
   Bad debts                                     445,147               577,738
   Other operating expenses                       95,353                73,389
   Telephone and communications                   56,408                75,917
   Advertising and marketing                      15,987                  -
   Travel and related expenses                    73,433                49,191
   Rents                                          40,971                93,091
   Insurance and employee benefits                82,568                95,309
   Depreciation and amortization                  44,029                30,925
                                          --------------         -------------
     TOTAL EXPENSES                            3,492,894             2,830,534
                                           --------------        -------------
INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)
  AND INCOME TAXES                             1,629,735            (1,159,790)
                                           --------------        -------------
OTHER INCOME (EXPENSE)
   Insurance proceeds                               -                    4,910
   Other income                                     -                   22,418
   Interest income                                 6,528                56,987
   Interest expense                              (24,102)              (25,067)
   Reincorporation expenses                     (247,379)                 -
   Loss on forgiveness of accrued interest
     receivable from officers                    (43,488)                 -
   Loss on disposal of equipment                    -                  (85,286)
   Impairment of goodwill                           -                   (7,500)
                                           --------------        --------------
NET OTHER INCOME (EXPENSE)                      (308,441)              (33,538)
                                           --------------        --------------

NET INCOME (LOSS) BEFORE INCOME TAXES          1,321,294            (1,193,328)
                                           --------------        --------------
INCOME TAXES
  Provision for income taxes                    (528,518)                 -
  Tax benefit from utilization of net
    operating loss carryforwards                 528,518                  -
                                           --------------        --------------
TOTAL INCOME TAXES                                  -                     -
                                           --------------        --------------

NET INCOME (LOSS)                          $    1,321,294        $   (1,193,328)
                                           ==============        ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
    BASIC                                     501,679,301           425,176,534
    DILUTED                                   505,617,703           425,176,534
                                           ==============        ==============
NET INCOME (LOSS) PER SHARE
    BASIC                                  $         0.00        $        (0.00)
    DILUTED                                $         0.00        $        (0.00)
                                           ==============        ==============
See accompanying notes.

                          GLOBETEL COMMUNICATIONS CORP.
             f/k/a AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS


                                           For the Year Ended December 31,
                                               2002                 2001
                                          --------------         --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                       $    1,321,294        $   (1,193,328)
   Adjustments to reconcile net income
     (loss) to net cash used by operating
     activities:

     Depreciation and amortization                134,262               132,864
     Amortization of deferred consulting fees        -                  212,500
     Loss on disposal of asset                       -                   85,286
     Impairment on goodwill                          -                    7,500
     Common stock exchanged for services        1,690,800               947,250
     Property and equipment used in cost
       of sales                                   233,191
     Non-readily marketable, available-for-sale
       equity securities due from related
       party - Charterhouse Investment         (4,051,500)                 -
     Non-readily marketable, available-for-
       sale equity securities                  (1,600,000)                 -
   (Increase) decrease in assets:
     Accounts receivable                       (1,446,047)             (785,312)
     Accounts receivable, related party           872,248                  -
     Receivable from related parties                 -                 (250,000)
     Prepaid expenses                                -                   11,519
     Deposits                                      37,301               188,278
   Increase (decrease) in liabilities:
     Accounts payable                             299,202               381,206
     Accounts payable, to be satisfied with
       non-readily marketable, available-for-
       for sale equity securities                 632,451                  -
     Accrued payroll and related taxes           (133,075)              188,431
     Accrued officers' payroll and bonuses        541,569                81,660
     Accrued expenses and other liabilities       250,330              (32,882)
     Deferred revenues                             (4,837)               (3,117)
     Deferred revenues - related party            184,350                  -
                                           --------------        --------------
     NET CASH USED BY OPERATING ACTIVITIES     (1,038,461)              (28,145)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment          (77,512)             (158,875)
   Payments for related party
     receivables (net)                              3,222               (19,664)
                                           --------------        --------------
     NET CASH USED BY INVESTING ACTIVITIES        (74,290)             (178,539)
                                           --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                            24,500                22,900
   Payments on capital lease financing             (6,029)              (17,233)
   Proceeds from notes and loans payable        1,922,488                  -
   Payments on notes and loans payable           (650,000)                 -
   Proceeds from related party payables             8,593               265,190
   Payments on related party payables             (17,403)              (44,633)
                                           --------------        --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES       1,282,149               226,224
                                           --------------        --------------
NET INCREASE IN CASH AND EQUIVALENTS              169,398                19,540

CASH AND EQUIVALENTS - BEGINNING                   32,233                12,693
                                           --------------        --------------
CASH AND EQUIVALENTS - ENDING              $      201,631        $       32,233
                                           ==============        ==============

SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
     Interest                              $       24,102        $       25,067
     Income taxes                          $         -           $        4,407

In addition to amounts reflected above,
  common stock was issued for:
     Common stock issued for accrued
      compensation                         $          -          $      164,200
     Settlement of debt                    $       10,000        $       74,150
     Common stock issued for loan
      collateral, 75,000,000 shares
      issued at par value                  $          -          $         -
     Non-readily marketable,available-
      for-sale equity securities
      due from related party in payment
      of notes and accounts receivable     $    4,301,500        $         -
     Non-readily marketable, available-
      for-sale equity securities - due
      from related party, received in
      payment of notes and accounts
      receivable                           $    1,600,000        $         -
                                           ==============        ===============
See accompanying notes.


                          GLOBETEL COMMUNICATIONS CORP.
             f/k/a AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                  Total
                              Common Stock      Additional        Deferred      Accumulated    Stockholders'
Description                 Shares    Amount  Paid-in Capital  Consulting Fees    Deficit         Equity

Balance, Dec. 31, 2000   422,439,858  $4,224  $22,012,486      $     (212,500)  $(20,419,607)  $1,384,603

Shares issued
 for services             39,775,000     398      946,852                -              -         947,250

Amortization of deferred        -       -            -                 212,500          -         212,500
 consulting fees

Shares issued for
 extinguishment of debt   11,000,000     110      238,240                -              -         238,350

Reverse shares issued for
 extinguishment of
 debt in prior year       (6,510,413)    (65)    (499,935)               -              -        (500,000)

Shares issued for cash       572,500       6       22,894                -              -          22,900

Net loss                        -       -            -                   -        (1,193,328)  (1,193,328)
                         -----------  ------- -----------      ---------------  ------------   ----------

Balance, Dec. 31, 2001   467,276,945   4,673   22,720,537                -       (21,612,935)   1,112,275

Shares issued
 for services             71,220,000     712    1,690,088                -              -       1,690,800

Shares issued for
 extinguishment of debt      673,338       7        9,993                -              -          10,000

Shares issued for cash       750,000       7       24,493                -              -          24,500

Shares issued for loan
 collateral               75,000,000     750         (750)               -              -            -

Adjustment for actual
 number of shares issued
 for Global acquisition   (9,600,000)    (96)          96                -              -            -
Contingent shares (Note 3)      -          -          -                  -              -            -
Net income                      -          -          -                  -         1,321,294    1,321,294
                         -----------  ------  -----------      ---------------  ------------   ----------

Balance, Dec. 31, 2002   605,320,283  $6,053  $24,444,457      $         -      $(20,291,641)  $4,158,869
                         ===========  ======  ===========      ===============  ============   ==========

See accompanying notes.


GLOBETEL COMMUNICATIONS CORP.
F/K/A AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Nature of Operations

GlobeTel is engaged in the business of providing telecommunication services, primarily involving Internet telephony using Voice over Internet Protocol ("VoIP") technology and equipment.


Organization and Capitalization

GlobeTel Communications Corp. ("GlobeTel") was organized in July 2002 under the laws of the State of Delaware. Upon its incorporation, GlobeTel was a wholly-owned subsidiary of American Diversified Group, Inc. (ADGI). ADGI was organized January 16, 1979, under the laws of the State of Nevada. ADGI had two other wholly-owned subsidiaries, Global Transmedia Communications Corporation (Global), a Delaware corporation, and NCI Telecom, Inc. (NCI), a Missouri corporation.

On July 1, 2002, both Global and NCI were merged into ADGI. On July 24, 2002, ADGI stockholders approved a plan of reincorporation for the exchange of all outstanding shares of ADGI for an equal number of shares of GlobeTel. Subsequently, ADGI was merged into GlobeTel, which is now conducting the business formerly conducted by ADGI and its subsidiaries, and all references to ADGI in these financial statements now apply to GlobeTel interchangeably.

In July 2002, pursuant to the reincorporation, the Company authorized the issuance of up to 1,500,000,000 shares of common stock, par value of $0.00001 per share and up to 10,000,000 shares of preferred stock, par value of $0.001 per share.


Basis of Presentation

The financial statements for periods prior to the merger and reincorporation include the consolidated accounts of ADGI and its two then wholly-owned subsidiaries, Global and NCI, all of which together and individually are referred to as the Company. All material intercompany balances and transactions were eliminated in the consolidation.


Reclassification

Amounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation of the current year financial statements. Such reclassifications reflect principally results from the retroactive effect given to the mergers and reincorporation and for purposes of comparative financial statement presentation.


Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.


Property and Equipment

Property and equipment consists of telecommunications equipment, office furniture and equipment, and vehicles which are stated at cost. Depreciation is based on the estimated useful lives of the assets, ranging from five years for office furniture and equipment and vehicles to seven years for telecommunications equipment, using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. Gains and losses on disposition of property and equipment are included in income as realized.

Revenue Recognition

Revenues for voice, data, and other services to end-users are recognized in the month in which the service is provided. Amounts invoiced and collected in advance of services provided are recorded as deferred revenue. Revenues for carrier interconnection and access are recognized in the month in which the service is provided.

Sales of telecommunications networks are recognized when the network is delivered and accepted by the customer. Sales of computer hardware, equipment, and installation are recognized when products are shipped to customers. Provisions for estimated returns and allowances are provided for in the same period the related sales are recorded. Revenues on service contracts are recognized ratably over applicable contract periods. Amounts billed and collected before services are performed are included in deferred revenues.


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


Advertising and Marketing Costs

Advertising and marketing costs are charged to operations in the period incurred. Advertising expense for the year ended December 31, 2002, was $15,987.


Deferred Consulting Fees

The Company issued shares of its common stock to consultants for services rendered and services to be rendered. The fair market value of the shares issued for future services is recorded as deferred consulting fees and is shown as a separate component of stockholders' equity. The deferred fees are amortized to expense on a straight-line basis over the term of the respective consulting agreements. There were no unamortized deferred consulting fees as of the balance sheet dates presented.


Fair Value of Financial Instruments

Financial instruments, including cash, receivables, securities, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.


Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents, accounts receivable, and non-readily marketable securities equity securities. The Company currently maintains its day-to-day operating cash balances at a single financial institution. At times, cash balances may be in excess of the FDIC insurance limits. The Company operates worldwide. Consequently, the Company's ability to collect the amounts due from customers may be affected by economic fluctuations in each of the geographical locations in which the Company provides its services, principally Central and South America and Asia. The Company is dependent upon certain major customers, key suppliers, and contractual agreements, the absence of which may affect the Company's ability to operate its telecommunications business at current levels. The Company is also dependent upon the realization of amounts recorded for stock investments in an Australian corporation.

Recently Issued Accounting Pronouncements Applicable to the Company

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell and in management's opinion, this statement has not had a material effect on the financial statements


Use of Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles in the United States requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.


Goodwill

The Company follows FASB Statement (SFAS 142) "Goodwill and Other Intangible Assets." SFAS requires that, instead of being amortized, the Company periodically perform an evaluation of the value of goodwill and charge any reduction to expense. During 2001, the Company charged $7,500 to impairment of goodwill.


Net Income (Loss) Per Common Share

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during each period. The basic net loss is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Available stock options at December 31, 2002, were dilutive and were considered common stock equivalents for the purpose of computing net income per common share. Available stock options at December 31, 2001, were anti-dilutive and not considered common stock equivalents for purposes of computing net loss per common share.


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

NOTE 2. ACCOUNTS RECEIVABLE AND SALES - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

Three customers accounted for 92.58% of the Company's sales for 2002 and three customers accounted for 72.6% of the Company's sales for 2001. One of the Company's customers, Global VOIP, deemed an affiliate based on common control, accounted for $2,100,000 or 17.85% of the Company's sales for 2002 and $2,000,000 or 64.24% for 2001. The other customers that accounted for the Company's sales were different customers.

Charterhouse Investment Holdings, Ltd., a shareholder and related party, accounted for $5,717,150 or 48.60% of the Company's sales for 2002.

Sales attributable to foreign operations for the year ended December 31, 2002 were $5,204,778 or 44.24% of total sales. This amount represents $1,978,910 or 16.82% from Brazil and $3,225,878 or 27.42% from Mexico. For the year ended December 31, 2001, sales attributable to foreign operations were $2,361,357 or 69.83%, the full amount generated from the Mexico network. Revenue is attributable to these countries, since calls either originate or terminate in these countries. All transactions were accounted for in U.S. currency, and no gain or loss was recorded on fluctuations in foreign currency.

NOTE 3. NON-READILY MARKETABLE AVAILABLE-FOR-SALE EQUITY SECURITIES

Network Sales - Charterhouse Investment Holdings, Ltd.

In May 2002, the Company entered into a Network Purchase Agreement with IP World Ltd., (IPW) an Australian corporation. Pursuant to the agreement, the Company built and provided to IPW a network capable of terminating up to a minimum of four million minutes of monthly international voice traffic to and from the country of Brazil (Brazil Network). The agreement specified the network's overall operating specifications shall be consistent with industry standards for carrier grade communications for networks of similar size and technology and compatible with the standards required by major international and domestic carriers. The agreement also provided that the Company shall complete the build-out and deliver the network having purchased all equipment that the Company deemed necessary and of sufficiency to provide the capabilities consistent with the network's required capacity and overall quality of service, transferring free and clear title of the equipment at the time IPW accepts and purchases the network. The Company shall arrange for the third party services at the time of delivery and acceptance necessary for call transmissions, including, but not limited to, bandwidth, local loops and co-location space which the Company deems necessary for the operation of the network. IPW may continue with these third party service providers, in whole or in part, or replace these third party service providers with new providers of its own choosing. The cost of all such third party services shall be solely the expense and responsibility of IPW. In July 2002, the Company entered into another Network Purchase Agreement with IPW, pursuant to which, the Company built and provided to IPW a network capable of terminating up to a minimum of four million minutes of monthly international voice traffic to and from the country of the Philippines ("Philippines Network"). The terms of this agreement are substantially the same as the terms of the Brazil Network agreement.

The Company completed the build-out and testing of each of the networks, confirming that each network was fully operational and ready for traffic delivery. IPW accepted delivery of each of the networks and advised that the testing of each network had been undertaken and completed satisfactorily and operation of each network had begun.

Each network agreement provided that the purchase price of each network as described above shall be $3,200,000. In payment for each network IPW issued a promissory note in the amount of $3,200,000, due in 90 days with interest at 10%, which was to be paid in cash and/or marketable securities by agreement between the Company and IPW, provided however that if there was no agreement the note shall be paid in cash at the expiration of ninety (90) days after delivery and acceptance. The Company agreed to accept 32 million shares of IPW stock, at an agreed-upon value of $ .10 (US) per share, in full payment of the promissory note for the Brazil Network. Further, the Company agreed to accept 32 million shares of IPW stock, at an agreed-upon value of $.10 (US) per share, in full payment of the promissory note for the Philippines Network. At the time the Company agreed to accept as payment the shares of IPW stock, totaling 68 million shares, valued at $6.8 million, the IPW shares were, although available for sale, not-readily marketable. The IPW shares were not listed for sale on the Australian Stock Exchange (ASX) or any other domestic or international securities exchange. However, the Company was informed that such listing was imminent, and the Company would be able to sell all or a portion of the IPW shares.

The Company believes such valuation ($.10 per share) was reasonable based on the following:

     (1) the shares issued reflected the value of the networks as agreed-upon by the Company and IPW;
     (2) the opening value of the IPW to be re-listed on the ASX was $AU .20 or $.123 US, the $.10 per share reflected at a discount of approximately 19%;
     (3) the value declared in prospectuses, disclosure statements, other stock placement memorandums and other various public disclosures issued by IPW, including offers to issue shares in private placements; and
     (4) representations by various brokerage houses to undertake selling IPW shares at such price,

The above agreements and transactions were facilitated by and through Charterhouse Consultancy Service, Ltd, a Nevis corporation, and it's successor corporation, Charterhouse Investment Holdings Ltd., a Malaysian corporation (collectively known as "Charterhouse"), and Global VoIP, a Delaware Corporation, of which Timothy Huff, the Company's current CEO was a 99% owner and officer. Although Mr. Huff, by and through GVoIP, originally functioned as consultant to Charterhouse, neither Mr. Huff nor GVoIP were directly compensated for participating in the agreements and transactions described above and below. Instead, Mr. Huff became an officer and a Director of the Company and assigned any and all interest GVoIP had to the Company without compensation. GVoIP is no longer an operating company and has been dissolved.

Subsequent to the Brazil network sale, as described above, IPW and Charterhouse agreed to terminate previous agreements and entered into modified agreements, whereby IPW issued to Charterhouse 210,000,000 shares of IPW in exchange for procuring a total of six networks (two existing and four to be built). Under such agreements, Charterhouse was to become the Company's customer (i.e., the entity purchasing the networks and contracting for the network installation and maintenance by the Company), and, in turn, IPW would acquire the networks and related services from Charterhouse (i.e., Charterhouse functions as IPW's vendor and IPW as Charterhouse's customer). Accordingly, the Company would not transact directly with IPW, and IPW would have no liability to the Company.

In April 2003, the Company, Charterhouse, and IPW entered into a tri-party agreement to clarify each party's rights and obligations and supercede all prior arrangements. This agreement provides for the following:

     (1) The customer/vendor relationship shall be as described in the previous paragraph above;

     (2) IPW is not liable to the Company in connection with the acquisition of the Brazilian and Philippine networks.

     (3) IPW has free and clear title to the Brazilian and Philippine networks;

     (4) IPW shall be entitled to receive from the Company 25% of the gross revenue network, less network operational costs and the monthly allocation of a three amortized cost recovery for the network equipment.

Under the terms and conditions of the agreement, GlobeTel will present 10 million shares for each network built as a security bond against the yearly performance of the network. If the network does not reach $1,000,000 per month in gross revenues within year from the date of network acceptance to meet this requirement, then the shares will be issued to IPW in satisfaction of this performance requirement.

In connection with other agreements, between Charterhouse and the Company, Charterhouse paid for the two networks sold to date by the transfer of shares in IPW to the Company. In that connection, Charterhouse will maintain 70 million IPW shares in escrow for the Company, and, accordingly, the Company is deemed beneficial owner of the shares.

The contract further provides that monthly and quarterly reports are to be submitted to IPW and that a joint bank account will be opened from which payments to IPW will be made. To date, the Company has not been sending the reports and has not opened a joint bank account. The Company will begin sending the reports upon notification by IPW of the format they will expect to receive the reports and the Company also expects to open a joint bank account for the purpose of fulfilling the obligations in the agreement.

Service and Installation Agreements

In June 2002, the Company also entered into a one-year service agreement with IP World Ltd. for $240,000, related to servicing the Brazil network, the revenues from which are recognized ratably over the term of the agreement, beginning in July 2002. Revenue of $120,000 was initially recognized in connection with this agreement.

In July 2002, the Company also entered into an installation and one-year service agreement with IP World Ltd. for $300,000 ($60,000 for installation and $240,000 for maintenance), related to the Philippines network. The revenues from installation were recorded during 2002. The revenues from maintenance services will be recognized ratably over the term of the agreement, beginning in October 2002. Revenue of $60,000 for maintenance services was initially recognized during 2002.

Securities Valuation

To date the anticipated re-listing of the IPW shares has not yet occurred. The Company has been informed that IPW has been undertaking to respond to comments and requests for additional disclosures required by the Australian Stock Exchange (ASX) prior to receiving approval for re-listing. Furthermore, the 68 million shares of IPW common stock held by Charterhouse for the benefit of the Company are restricted and may not be received by and available for sale by the Company until on or about June 2004. The Company valued the networks sold, based on our evaluating the IPW shares held by Charterhouse for the Company, at $.06145 per share, based on one-half of the opening value of $1.1229 (AU$.20).

Furthermore, in its prospectus filed in January 2003 and pursuant to concerns expressed by ASX, IPW valued the networks based on the net present value method employed by DMR Ltd., an Australian company, which prepared the valuation of IPW and the ASX and valued the net present value of the network to be approximately $836,000. The Company valued the networks sold, based on revaluing the IPW shares held by Charterhouse for the Company, at $ .06145 per share, based on one-half of the opening value of $ .1229 ($.20 AU).

Management believes this valuation is reasonable based on the following: (1) the valuation of the restricted IPW shares at one-half of the value of free-trading shares is consistent with the Company's policy for valuing issuances of its own restricted shares (see Note 11); and (2) the DMR valuation was prepared prior to the networks beginning operations and did not account for the significant voice traffic, revenues, and cash flows generated by the networks through the remainder of 2002 and through to-date (see Note 12).

Furthermore, management believes the amounts reflected on the Company's balance sheet as of December 31, 2002, based on the valuation described above, is fully realizable, whereas the management of IPW has represented that, based on anticipated acceptance of the tri-party agreement by the ASX, the IPW stock will in fact be re-listed in the near term, and certain creditors of the Company have agreed to accept the IPW stock from the Company is payment of certain debt.

Sales - Global VoIP

In March 2002, the Company recognized revenue of $1,600,000 in connection an agreement with Global VoIP (GVoIP), a related party as described above, which granted GVoIP the right to use the Enhanced Services Operating system as a Network Installation in the Network as set forth in a Network Provisioning Agreement. In May 2002, the Company agreed to accept from GVoIP 16 million shares of IPW stock, valued at $ .10 per share, in full payment of this amount. These shares are considered non-readily marketable securities, available for resale, and are unrestricted. The Company believes this amount is fully realizable as it anticipates the stock will become tradable on the ASX, as described above.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                             2002                 2001
                                        -----------          -----------

Telecommunications equipment            $   476,808          $   712,780
Office furniture and equipment              185,682              179,061
Vehicles                                     12,440               12,440
                                        -----------          -----------
                                            674,930              904,281
Accumulated depreciation                   (271,900)            (239,693)
                                        -----------          -----------
Property and equipment,
  net book value                        $   403,030          $   664,588
                                        ===========          ===========

Total depreciation expense for the years ended December 31, 2002 and 2001 amounted to $134,034 and $132,751, respectively. Included in cost of sales is $90,233 in 2002 and $101,939 in 2001.

Certain telecommunications equipment acquired by the Company, capitalized in property and equipment, and placed into service in 2001 was recorded as cost of sales during 2002. This equipment was ultimately utilized in constructing the network built for IPW, and the net book value of the equipment, $233,191 (cost of $353,500, less $110,309 accumulated depreciation) was included in cost of sales during 2002. The Company initially depreciated this equipment because at the time the equipment was purchased, the Company did not anticipate using this equipment in the construction of the IPW networks, or any networks to be produced and sold to any customers.

NOTE 5. BUSINESS ACQUISITIONS AND MERGERS

Prior to GlobeTel taking over the operations of ADGI, ADGI had two operating, wholly-owned subsidiaries, Global and NCI. The two companies were merged into ADGI as of July 1, 2002 and on July 24, 2002 ADGI stockholders approved a plan of reincorporation for the exchange of all outstanding shares of ADGI for an equal number of shares of GlobeTel Communications Corp. ("GlobeTel").

NOTE 6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:


                                            2002                2001
                                        -----------          -----------

Professional fees                       $    28,600          $    33,825
Customer deposits and overpayments             -                   5,490
Interest                                     20,100                7,652
                                        -----------          -----------

                                        $    48,700          $    46,967
                                        ===========          ===========

NOTE 7.  MISCELLANEOUS RECEIVABLE

In September 1999, The Company was awarded a judgment against Imaging Systems Synergies, Inc. (ISS) in the amount of $125,000. However, the Company is uncertain if it will be successful in recovering any damages against ISS. There has been an allowance for uncollectibility for the entire $125,000.

NOTE 8. CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following:


                                             2002                2001
                                        ------------        -------------
Lease payments, payable in monthly
  installments totaling $5,109,
  inclusive of imputed interest at
  rates from 10% through 20% annually,
  maturing at various dates through
  September 2003.                       $    82,984          $    89,012

Current obligations under
  capital leases                            (82,984)             (84,130)
                                        -----------          -----------
Long-term obligations under
 capital leases                         $      -             $     4,882
                                        ===========          ===========

Future minimum lease payments under capital leases for years subsequent to December 31, 2002 are as follows:


2003                                                         $   132,110
2004                                                               1,589
Amount representing interest                                     (50,715)
                                                             -----------
Present value of future
 minimum lease payments                                      $    82,984
                                                             ===========

Interest expense recorded on all capital lease obligations of the Company amounted to $11,704 and $7,716 for the years ended December 31, 2002 and 2001, respectively. The assets subject to the above capital lease obligations consist primarily of telecommunications equipment.

NOTE 9.  ACCRUED OFFICERS' SALARIES AND BONUSES

Effective January 1, 2002, GlobeTel entered into a three-year employment agreements with its key management. For the year 2002, the agreements provide for annual compensation of $150,000 for its Chief Executive Officer (CEO), $125,000 each for its Chief Financial Officer (CFO) and Chief Operating Officer
(COO) and $75,000 each for its Chief Administrative Officer (CAO) and VP of Network Operations. Further, there remained an employment contract with its President, as described below, which calls for annual salaries of $100,000 per annum. In addition to the base compensation, the employment agreements provide for payment of bonuses that at a minimum equal the executives' base compensation. As of December 31, 2002, the executives all agreed not to receive bonuses they are entitled to as per the employment agreement.

In 2003, the base compensation increases to $175,000 for its CEO, $150,000 each for its CFO and COO, $90,000 each for its CAO and VP of Network Operations. In 2004, the base compensation increases to $200,000 for its CEO, $175,000 each for its CFO and COO, $120,000 for its CAO and $110,000 for its VP of Network Operations. Bonuses for each year will also be equal to the base salaries as a minimum, unless otherwise agreed to by the executives.

Effective October 1, 1996, the Company entered into a three-year employment agreement with its President wherein the Company agreed to pay compensation of $100,000 annually, payable monthly at the rate of $8,333. In accordance with the agreement, this compensation has been accrued but remained unpaid as of the year ended December 31, 1999, due to the Company's lack of positive cash flow. In March 2000, the accrued but unpaid compensation was converted into 10 million shares of common stock (See Note 11). In December 2000, this employment agreement was renewed for a one-year term through December 2001, for $100,000 annual compensation. In December 2001, the accrued but unpaid compensation for 2001 was settled with shares of common stock (See Note 18). In December 2001, this employment agreement was renewed for a one-year term through December 2002, for $100,000 annual compensation. The compensation will be deferred until the Company has adequate cash flows, unless the President decides to accept a convertible note for his services. In 2003 there is a continuing employment agreement for the Company's president to serve at the pleasure of the CEO and the Board, with a 90 day termination clause.

Pursuant to the above employment agreements, the Company recorded accrued officers' salaries totaling $519,168 as of December 31, 2002 and $188,431 as of December 31, 2001, pursuant to previously existing compensation arrangements. These unpaid salaries have been accrued as of the end of the year and have not been paid to date. The compensation will be deferred until the Company has adequate cash flows, or unless each executive decides to accept a convertible note for his or her services.

NOTE 10.  NOTES PAYABLE AND LOAN DUE TO CONSULTANT/CUSTOMER

Secured Promissory Notes Payable

On April 9, 2002, the Company executed a $250,000 secured promissory note payable to an unrelated third party, due April 9, 2003, with interest payable monthly at a rate of 12.5% per annum. The note was collateralized with 8 million unrestricted shares of the Company's common stock, plus additional shares to be issued should the loan-to-value ratio drop below 65%. The note also provided for an accommodation fee of 1 million shares of ADGI shares payable to the lender which was paid by GVoIP. Pursuant to the note's prepayment option, in May 2002, the principal balance was paid by Global VoIP and $250,000 was offset against the accounts receivable balance due to the Company from Global VoIP.

On April 9, 2002, the Company executed a $100,000 secured promissory note payable to another unrelated third party, due April 9, 2003, with interest payable monthly at a rate of 12.5% per annum. The note was collateralized with
3.2 million unrestricted shares of the Company's common stock, plus additional shares to be issued should the loan-to-value ratio drop below 65%. The note also provided for an accommodation fee of 400,000 shares of ADGI shares payable to the lender which was paid by GVoIP.. Pursuant to the note's prepayment option, in May 2002 the principal balance was paid by Global VoIP and $100,000 was offset against the accounts receivable balance due to the Company from Global VoIP.

On June 24, 2002, the Company executed a $150,000 secured promissory note payable to an unrelated third party, due December 24, 2002, with interest payable upon the due date of the principal of the loan at a rate of 15% per annum. The note is collateralized with 10 million unrestricted shares of the Company's common stock, which was provided by Charterhouse. The note also provided for an accommodation fee of $3,750, which was paid to the lender during 2002 by the Company.

On June 24, 2002, the Company executed another $150,000 secured promissory note payable to an unrelated third party, due December 24, 2002, with interest payable upon the due date of the principal of the loan at a rate of 15% per annum. The note is collateralized with 10 million unrestricted shares of the Company's common stock, which was provided by Charterhouse. The note also provided for an accommodation fee of $3,750, which was paid to lender by the Company during 2002.

In October 2002, the holders of the above two promissory notes agreed that in lieu of payment of principal and interest under the loans, each agreed to accept payment of 6 million shares of common stock of GlobeTel, which were paid to the note holders directly by the company's primary customer who was also a consultant. Accordingly, the Company recorded the $300,000 plus interest of $11,960 as a loan payable to that consultant/customer.

Convertible Subordinated Notes

On August 21, 2002, the Company executed a $125,000 convertible subordinated promissory note payable to an unrelated third party, due August 21, 2003, with interest payable monthly at a rate of 12% per annum. The note is collateralized with 7.5 million shares of the Company's common stock, which were issued by the Company and held in escrow under the agreement. The Company recorded the issuance of these shares at par value. The note is convertible into shares of the Company's common stock at the option of the holder in whole or in part, in accordance with the terms of the note. The conversion price for this note in effect on any conversion date shall be the lesser of $.25 or 75% of the per share market value price as of the close of business on the conversion date. Any conversion pursuant to this agreement shall be for a minimum principal of $10,000 and until the first day of the month preceding the maturity date of this note, the holder may not, during any 30-day period, convert more than the greater of $100,000 of the principal amount of this note, or 10% of the preceding month's trading value of the common stock as reported by the principal market in which the common stock is traded.

On August 27, 2002, the Company executed a $125,000 convertible subordinated promissory note payable to an unrelated third party, due August 27, 2003, with interest payable monthly at a rate of 12% per annum. The note is collateralized with 7.5 million shares of the Company's common stock, which were issued by the Company and held in escrow under the agreement. The Company recorded the issuance of these shares at par value. The note is convertible into shares of the company's common stock at the option of the holder in whole or in part, in accordance with the terms of the note. The conversion price for this note in effect on any conversion date shall be the lesser of $.25 or 75% of the per share market value price as of the close of business on the conversion date. Any conversion pursuant to this agreement shall be for a minimum principal of $10,000 and until the first day of the month preceding the maturity date of this note, the holder may not, during any 30-day period, convert more than the greater of $100,000 of the principal amount of this note, or 10% of the preceding month's trading value of the common stock as reported by the principal market in which the common stock is traded.

On October 22, 2002, the Company executed a $125,000 convertible subordinated promissory note payable to an unrelated third party, due October 22, 2003, with interest payable monthly at a rate of 12% per annum. The note is collateralized with 15 million shares of the Company's common stock, which were issued by the Company and held in escrow under the agreement. The Company recorded the issuance of these shares at par value. The note is convertible into shares of the Company's common stock at the option of the holder in whole or in part, in accordance with the terms of the note. The conversion price for this note in effect on any conversion date shall be the lesser of $.20 or 75% of the per share market value price as of the close of business on the conversion date. Any conversion pursuant to this agreement shall be for a minimum principal of $10,000 and until the first day of the month preceding the maturity date of this note, the holder may not, during any 30-day period, convert more than the greater of $100,000 of the principal amount of this note, or 10% of the preceding month's trading value of the common stock as reported by the principal market in which the common stock is traded.

On November 18, 2002, the Company executed a $125,000 convertible subordinated promissory note payable to an unrelated third party, due November 18, 2003, with interest payable monthly at a rate of 12% per annum. The note is collateralized with 15 million shares of the Company's common stock, which were issued by the Company and held in escrow under the agreement. The Company recorded the issuance of these shares at par value. The note is convertible into shares of the Company's common stock at the option of the holder in whole or in part, in accordance with the terms of the note. The conversion price for this note in effect on any conversion date shall be the lesser of $.20 or 75% of the per share market value price as of the close of business on the conversion date. Any conversion pursuant to this agreement shall be for a minimum principal of $10,000 and until the first day of the month preceding the maturity date of this note, the holder may not, during any 30-day period, convert more than the greater of $100,000 of the principal amount of this note, or 10% of the preceding month's trading value of the common stock as reported by the principal market in which the common stock is traded.

On November 25, 2002, the Company executed a $125,000 convertible subordinated promissory note payable to an unrelated third party, due November 25, 2003, with interest payable monthly at a rate of 12% per annum. The note is collateralized with 15 million shares of the Company's common stock, which were issued by the Company and held in escrow under the agreement. The Company recorded the issuance of these shares at par value. The note is convertible into shares of the Company's common stock at the option of the holder in whole or in part, in accordance with the terms of the note. The conversion price for this note in effect on any conversion date shall be the lesser of $.20 or 75% of the per share market value price as of the close of business on the conversion date. Any conversion pursuant to this agreement shall be for a minimum principal of $10,000 and until the first day of the month preceding the maturity date of this note, the holder may not, during any 30-day period, convert more than the greater of $100,000 of the principal amount of this note, or 10% of the preceding month's trading value of the common stock as reported by the principal market in which the common stock is traded.

Also on November 25, 2002, the Company executed a second $125,000 convertible subordinated promissory note payable to an unrelated third party, due November 25, 2003, with interest payable monthly at a rate of 12% per annum. The note is collateralized with 15 million shares of the company's common stock, which were issued by the company and held in escrow under the agreement. The company recorded the issuance of these shares at par value. The note is convertible into shares of the company's common stock at the option of the holder in whole or in part, in accordance with the terms of the note. The conversion price for this note in effect on any conversion date shall be the lesser of $.20 or 75% of the per share market value price as of the close of business on the conversion date. Any conversion pursuant to this agreement shall be for a minimum principal of $10,000 and until the first day of the month preceding the maturity date of this note, the holder may not, during any 30-day period, convert more than the greater of $100,000 of the principal amount of this note, or 10% of the preceding month's trading value of the common stock as reported by the principal market in which the common stock is traded.

On November 5, 2002, the Company executed a second $125,000 convertible subordinated promissory note payable to an unrelated third party, due November 5, 2003, with interest payable monthly at a rate of 12% per annum. The note is collateralized with 15 million shares of the Company's common stock, which were issued by the Company and held in escrow under the agreement. The Company recorded the issuance of these shares at par value. The note is convertible into shares of the Company's common stock at the option of the holder in whole or in part, in accordance with the terms of the note. The conversion price for this note is of $.025 per share. The note holder also received a common stock purchase warrant giving them the right to purchase 5 million shares of the company's common stock at the price of $.03 per share. Subsequent to the execution of this note, additional amounts of $85,528 were received from the note holder, bringing the total balance to $210,528.

To-date, no amounts due pursuant to the above convertible promissory notes had been converted to shares.

NOTE 11. DEFERRED CONSULTING FEES

In April 2000, Global entered into a one-year agreement with J. Randolph Dumas with the intent to form a legally binding business relationship which will focus on international telecommunications and telecommunications-related business activities of Global and its direct and indirect affiliates. In connection with the agreement, Dumas was to acquire or otherwise make available a Dutch company or other offshore company, which was to become the exclusive operating vehicle for this business relationship between the parties. Dumas was to be designated the Chairman and Chief Executive Officer of this company. Following the formation of this new company, the parties to this agreement agreed to each contribute $25,000 into the capital account of the new company for the purpose of meeting the travel, administrative and related business expenses of this entity.

During the two year period between the first anniversary and third anniversary of this agreement, Dumas had the right but not the obligation to sell or "put" his shares in this entity to ADGI (or to any successor entity which exists at that time) at a price equal to the price/earnings multiple existing for ADGI (or other successor public entity which may exist at the time of the "put"), multiplied by the net income of the new company for the calendar year in which the "put" is exercised. At Dumas's option, the purchase consideration provided that it may take the form of all cash, all unrestricted stock in ADGI (or other successor which may exist at the time) or a combination of each.

After the third anniversary of this agreement, Global had the one-time right within 60 days of the third anniversary, but not the obligation, to purchase or "call" all or a portion of Dumas's ordinary shares in the new company at a price based on the same formulas as described above. The purchase consideration may be formulated in whatever combination of cash and/or stock as Global may determine in its sole discretion. Global's "call" option may be advanced at any time should Global or ADGI (or its successor company) be the subject of a bid by an unrelated/third party acquirer. In such event, the pricing formula for the buy-out of the new company would reflect the same pro rata terms being offered by the acquiring company for Global/ADGI.

In accordance with the contract, the Company issued 4,250,000 free-trading shares of its common stock, valued at .05 a share, based on the market value on or about the date of issuance, for a total of $212,500, in exchange for current and future consulting services. These shares were held in Global's treasury pending the passage of twelve (12) months from the date of this agreement. After twelve (12) months these shares would be deemed to be fully vested and would be delivered unconditionally to Dumas. The fair market value of these future services were amortized over the term of the agreement. The Company amortized $212,500 during 2001 and included this amount in consulting fees expense and delivered the shares to Dumas. All of this expense was recorded in 2001 and none of the expense was recorded in 2000 because the Company deemed that the services must be rendered in full before the Company became liable for the compensation. The agreement was also terminated in 2001 with general releases to each of the parties and neither the Company or neither Global on the one hand, nor Dumas on the other hand have any further rights or obligations under this agreement.

NOTE 12. RELATED PARTY TRANSACTIONS

Receivable from Related Parties

As of December 31, 2002 and 2001, the Company had the following amounts receivable from related parties:

                                            2002                  2001
                                        ----------           -----------

Note receivable - GVoIP                 $    -               $   250,000
Officer                                      -                    62,634
Corporation owned by officer                 -                   180,565
                                        -----------          -----------

Receivable from related parties         $    -               $   493,199
                                        ===========          ===========

The note receivable from GVoIP, which is related by common control, was due December 19, 2001, with interest at 10%, and was paid on February 4, 2002.

The amount receivable from the officer and from a corporation owned by an officer were short term advances, due on demand, and included accrued interest at 10%.On June 21, 2002, the Board of Directors agreed to forgive the accrued interest from officers and corporation owned by an officer totaling $11,749 and other related party of $31,739, upon satisfaction of the principal balances of $52,195 and $152,641, respectively. The principal balances, totaling $204,836, were offset as follows: $105,836 against accrued but unpaid officers' salaries and $99,000 against accounts payable to a related party. During 2002, the Company recorded a loss of $43,488 on the forgiveness of the accrued interest receivable.

Related party payables

As of December 31, 2002 and 2001, related party payables are as follows:

                                            2002                 2001
                                        -----------          -----------

Corporation owned by consultant         $    24,990          $    52,851
Consultant                                     -                   3,207
Officers                                     33,100                 -
Consultant and officer                       57,500               60,000
IPW                                          18,491                 -
                                        -----------          -----------

Related party payables                  $   134,081          $  116,058
                                        ===========          ===========

These payables principally represent short terms advances, due on demand with interest at 10%, to the Company by officers, consultants, and related corporations.

Notes Payable - Stockholder


As of December 31, 2002 and 2001, the Company is obligated under a convertible promissory note payable to stockholder and former director for $55,000, principally representing advances to the Company. There is no formal repayment plan, the notes bear no interest and are convertible into common stock.

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

Letters of Credit

The Company has available up to $500,000 letter of credit with Commercebank, N.A., which is guaranteed by Florida Export Finance Corporation (FEFC). As of December 31, 2002, a $200,000 letter of credit was issued to our Mexican telecom provider that provides local connectivity. In March, 2003 we issued another $100,000 to the same Mexican telecom provider. The remaining $200,000 is not issued as of the date of this report, however, the Company expects to issue the letter of credit to the telecom service provider in Brazil.

Service Provider Agreement - Brazil Network

On March 23, 2002, GlobeTel signed a memorandum of understanding with a company called Trans Global Ventures, Inc. (TGV), a company based in Miami, to form a joint venture to be registered as an LLC (Limited Liability Company) in the State of Florida to build out a VoIP network in Brazil offering call origination including but not limited to prepaid calling and 800 number calling as well as access to GlobeTel's Enhanced Services Platform technology.

TGV has been operating in Brazil and had networks with a capacity of 3 million minutes per month in Rio de Janeiro, Sao Paulo and Belo Horizonte. Initially, the venture was to be based on a 50/50 ownership between the two companies. Subsequently, the memorandum of understanding was modified to give GlobeTel 80% ownership, a percentage determined based on the investments to be made by the Company in the venture. Ultimately, however, both companies determined that TGV acting as a service provider would best serve the needs of each company, and therefore both companies agreed to terminate the memorandum of understanding and accordingly, the LLC was never formed.

Under the service provider agreement, for service provided, TGVI shall be entitled to receive 20% of the project income, defined as: the revenues from the Brazil network, less direct costs of sales for operating this network, less other costs allocated to this project (based on multiplying total operating expenses by the percentage of Brazil network sales to total Company revenues for the year).

The Brazilian network operated at a ramp-up rate during the first six months of 2002, and upon delivery of equipment during this period, the network began operating at capacity of approximately 4 million minutes per month starting in July 2002. The network continued to operate at or near capacity throughout the year and still continues to operate as of the date of this filing.

The Brazil network was built by the Company, and, although the network was sold to Charterhouse and owned by IPW, the Company is entitled to the gross revenues generated by the network (see Note 3 above) and is obligated to make payment to IPW and TGVI, as discussed below.

During 2002, the Company recognized revenue of $1,976,135 and included in cost of revenues of $916,628 (substantially all of which was paid directly to third-party suppliers by TGVI), in connection with the Brazil network. As of December 31, 2002, $69,631 due to IPW and $55,704 was due to TGVI and these amounts were included in costs of sales. The amount due to IPW represents 25% of the project income (after allocated costs of $780,985), payable pursuant to the Company's current agreement with Charterhouse and IPW, as described in Note 2. The amount due to TGVI represents 20% of the project income (after allocated costs of $780,985), payable pursuant to the Company's arrangements with TGVI, as described above.

Service Provider Agreement - Mexico Network

On June 26, 2002, GlobeTel signed a memorandum of understanding with Qualnet Telecom, LLC to for a joint venture to be known as GlobeTel Qualnet LLC, to be registered as an LLC (Limited Liability Company) in the State of Florida. The purpose of the venture was to build out a VoIP network in Mexico for call termination throughout the country that will have initial capacity to transport 8 million minutes per month.

Qualnet has been operating in Mexico for several years and has contracts with various Mexican telecom companies. GlobeTel's role in the agreement was to provide financing and equipment to build the network. The agreement was for GlobeTel to have 80% ownership of the venture and Qualnet 20%, and accordingly GlobeTel committed 80% of the funding of the venture in the form of working capital, equipment and guarantees for the issuance of letters of credit as required by the Mexican telecom companies.

Since Qualnet already had points of presence in several cities in Mexico and since they had an established customer base, installation of the equipment and ramping up of the traffic required substantially less time than if the network was to be built from the ground up. As a result, the venture was able to operate within several weeks and was able to fill the network near capacity within several weeks.

The network continued to operate at capacity throughout the year and it was subsequently determined that each party would be better served by continuing to do business with Qualnet as a service provider. Both parties agreed not to proceed with the joint venture, and accordingly, the LLC was never formed and the parties signed an agreement not to pursue the joint venture agreement as contemplate in the memorandum of agreement dated June 26th 2002.

Under the service provider agreement, for services provided, Qualnet shall be entitled to receive 20% of the project income, defined as: the revenues from the Mexico network, less direct costs of sales for operating this network, less other costs allocated to this project (based on multiplying total operating expenses by the percentage of Mexico network sales to total Company revenues for the year).

During 2002, the Company recognized revenue of $3,198,502 and included in cost of revenues of $2,674,552 (substantially all of which was paid directly to third-party suppliers by Qualnet), in connection with the Mexico network. The amount due to Qualnet is 20% of the project income (after allocated costs of $780,985), payable pursuant to the Company's arrangements with Qualnet, as described above. As of December 31, 2002, no amounts were due to Qualnet for the Mexico network, whereas, the project realized a loss for 2002.

The network is currently still operating at or near capacity and the relationship continues as that of a service provider. GlobeTel is in the process of incorporating its enhanced service platform in the network so that it can provide other services that will be a new source of revenue.

Joint Venture Agreement

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

Upon commencement of activities related to this joint venture agreement, the Company will account for this venture under the equity method of accounting and will record its share (50%) of the joint venture's net income or loss on the Company's statement of income and adjust the investment account accordingly on the Company's balance sheet. To-date, no revenues have been recorded in connection with this joint venture agreement

Leases and Rents

The Company currently occupies the Miami, Florida office, which is the Company's primary operating facility. The monthly payment for this office in Miami is $3,463 per month and the lease expires in May 2005. The Company previously leased facilities in four other cities (Hackensack, NJ, Jersey City, NJ, San Antonio, TX, and St. Louis, MO) under three and five-year operating leases expiring at various dates. The leases have since expired or the company was otherwise able to terminate the lease commitments:

Effective September 1, 1999, NCI leased its facilities under a one-year lease agreement with monthly rent payments of $700 and renewed the lease in September 2000. NCI vacated the facilities in May 2001, with no further commitments due to the lessee. Effective February 1, 1999, the Company leased its executive office premises in North Carolina under a one-year lease agreement with monthly rent payments of $605. Effective February 1, 2000, the lease was renewed for one year with monthly rent payments of $640. The lease was not subsequently renewed.

During 2001, but prior to the end of the lease, the Company closed its operations in Hackensack, New Jersey. The Company moved out of the Hackensack facility in March 2001..The lessee found new tenants for the office and effectively released the Company from the lease. The Company is still in debt with the landlord, the amount of which is included in the accounts payable. Rental expense on this facility was included in results of operations for 2001 from January through May.

Effective November 2001, the Company signed a sub-lease agreement for the Jersey City facility with a customer /consultant of the Company. Pursuant to the sublease agreement, the customer/consultant has maintained the obligation of the monthly rent of $1,600, and at January 31, 2003, the lease expired and the Company has no further obligation to the lessee.

During 2001, but prior to the end of the lease term, Global vacated the San Antonio, TX office. The remaining amounts due under the lease were settled in full with payment of three months rent ($1,788 per month).

In January 2001, prior to the end of the lease term, the Company vacated the St. Louis, MO office and notified the lessee of the Company's intention not to renew the lease as allowed for in the contract. The original lease expiration date was April 2003 and the monthly rent was $1,149. The Company moved from this facility in April 2001. There remained a one-month period where the lessee claims is owed and which the Company disputes. To date the Company has not been required or requested to make the remaining payment, although the no formal agreement to settle the lessee exists. If and when any amounts are subsequently paid to the lessee, the Company will expense such amounts when incurred.

Future minimum rental payments required under the above operating leases subsequent to the year ended December 31 is as follows:

2003                                                         $    41,550
2004                                                              41,550
2005                                                              17,313
                                                             -----------
                                                             $   100,413
                                                             ===========

Rent expense for 2002 and 2001 was $40,971 and $93,091, respectively.

NOTE 14.  CONSULTING AGREEMENTS

In August 2001, the Company entered into a consulting agreement with a consultant to provide the company with: (a) services and opportunities related to marketing the Company's network capacity; and (b) advice and consulting of the Company's telecommunication services as it relates to servicing local market demands. In 2002, the company issued 500,000 free trading shares, valued at $ ..02 per share, to pay for the consulting fees totaling $10,000 and charged this amount to expense in 2002.

Also in August 2001, the Company entered into a consulting agreement with a corporation in the Philippines to provide the Company with consulting services in relation to the completion of network connectivity in the Philippines. In 2002, the Company issued 2,000,000 free trading shares valued at $.02 per share to pay for the consulting fees of $40,000 and charged this amount to expense in 2002.

In January 2002, the Company entered into an agreement with Hornblower & Weeks Financial Corporation to provide finance and business consulting services to be performed during the year 2002. The agreement provides for the payment of an engagement fee of $30,000 on execution, a monthly fee of $10,000 for services from January through March 2002, the issuance by the Company of 40 millions restricted shares, with 10 million shares upon execution and 10 million restricted shares on March 15, July 15 and September 15, 2002. The agreement also provided for the issuance by the Company of the transfer by third parties of an additional 8 million shares issuable on each of March 1, April 1, July 1, and September 2002. Through June 30, 2002, the Company has only issued the initial 10 million restricted shares on execution of the agreement in January 2002. The 10 million shares issued by the Company were for services provided by the consultant in three months ended June 30, 2002. In reference to these shares, during the three months ended June 30, 2002 and the nine months ended September 30, 2002, the Company charged $250,000 to consulting expense, based upon 50% of the closing bid price of the shares on the date of issuance.

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

NOTE 15.  INVESTMENT BANKING AGREEMENT

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

In addition to the shares described above, in August 2002, Charles Morgan received 12.5 million restricted shares (Rule 144) in connection with arranging for the convertible subordinated notes payable above. The Company valued the shares at $250,000, based on one-half of the closing bid price of the Company's shares on the date of issuance and charged this amount to consulting expense. Pursuant to the agreement, Charles Morgan received an additional 12.5 million restricted shares (Rule 144) for arranging additional financing of $500,000 during the quarter ending December 31, 2002.

During the three months ended September 30, 2002, Global VoIP, a principal customer and related party to the Company, paid Charles Morgan $35,000 for the initial monthly fee of $5,000 and the engagement fee $30,000. This amount, was offset against the remaining accounts receivable balance owed by Global VoIP to the Company.

In January, 2003, Charles Morgan assigned its agreement with GlobeTel to Fordham Financial Management, Inc. (Fordham Financials), an investment banking firm, based in New York City and accordingly, all functions and responsibilities of Charles Morgan were assumed by Fordham Financials.

NOTE 16.  BAD DEBT AND DEPOSIT WRITE-OFF

During 2002, the Company recorded as a bad debt write-off the $283,051 remaining balance due from Sigma Online (Sigma), an Indian company. In addition, the Company charged a $50,000 deposit given to Sigma, related to its India projects, to cost of sales. Whereas the expected payment source of the accounts receivable balance was Sigma's anticipated revenues from operating networks in India, the company deemed this balance uncollectible and the deposit of no realizable value, since it does not contemplate establishing such networks in India in the near term, due to the highly unstable political atmosphere in that country.

NOTE 17.  REINCORPORATION EXPENSES

Reincorporation expenses of $247,429 incurred during the year ended December 31, 2002, include legal, professional and shareholder communications costs related to the merger and related transaction described in Note 2 above.

NOTE 18.  INCOME TAXES

Deferred income taxes and benefits for 2002 and 2001 are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. The tax effects (computed at 15%) of these temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                     Current
                                                     Period
                                           2001      Changes        2002
                                        ----------  ----------  ----------
Deferred tax assets:

Accrued officers' compensation          $   87,500  $  364,500  $  452,000
Allowance for doubtful accounts            314,573     123,195     437,768
Consulting services elected as start-up
  costs under IRC Sec. 195 (b)           1,178,803  (1,135,010)     43,793
Net operating loss carryforwards           734,990     634,725   1,369,715
                                        ----------- ----------- ----------
                                         2,315,866     (12,590)  2,303,276
Valuation allowance                     (2,315,866)     12,590 (2,303,276)
                                        ----------- ----------- ----------
Net deferred tax asset                  $     -     $     -     $     -
                                        =========== =========== ==========

A reconciliation of income benefit provided at the federal statutory rate of 15% to income tax benefit follows:

                                                         2002          2001
                                                      ----------   -----------
  Income tax benefit computed at federal
    statutory rate                                    $  198,194  ($  179,000)
  Accrued officers' salaries                              80,326       12,504
  Allowance for doubtful accounts                         46,198       84,850
  Depreciation                                        (    3,440) (     9,643)
  Other
  Losses not benefited (benefited)                    (  321,278)       91,289
                                                      ----------   ------------
                                                      $    --      $     --
                                                      ==========   ============

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

At the end of 2002, the Company had net operating loss carryforwards (of its successor due to accounting for the reincorporation as an "F" reorganization under the Internal Revenue Code) of approximately $5,758,191 which expire at various dates through 2021.

NOTE 19. COMMON STOCK TRANSACTIONS

During the year ended December 31, 2001, the Company issued the following shares of Common stock:

Date Issued          Shares     Consideration       Valuation   Relationship

January 5, 2001      500,000   Satisfaction of debt  $ 20,000   Former director

February 10, 2001  2,000,000   Consulting services    160,000   Consultant

February 10, 2001    400,000   Accounting services     32,000   Accountants


February 10, 2001  1,200,000   Consulting services     96,000   Consultant

February 10, 2001    450,000   Consulting services     36,000   Consultant

September 24, 2001 1,500,000   Consulting services     22,500   Consultant

September 24, 2001   125,000   Consulting services      1,875   Consultant

September 24, 2001   175,000   Consulting services      2,625   Consultant

September 24, 2001   572,500   Sale of stock           22,900   Investor

November 2, 2001   3,000,000   Consulting services     30,000   Consultant

November 2, 2001     500,000   Consulting services      5,000   Consultant

November 2, 2001   1,000,000   Consulting services     10,000   Consultant

November 2, 2001   4,250,000   Consulting services     42,500   Corporate
                                                                 secretary/
                                                                 legal counsel

November 2, 2001   8,800,000   Consulting services    185,000   Consultant/Customer

November 2, 2001     500,000   Satisfaction of debt     5,000   Corporate
                                                                 secretary/
                                                                 legal counsel

November 2, 2001  10,000,000   Satisfaction of debt   218,350   President

December 4, 2001  16,000,000   Consulting services    320,000   Consultant

February 12, 2002  5,500,000   Consulting services     92,500   Consultant/Customer

March 25, 2002    10,000,000   Investment banking     250,000   Consultant

June 26, 2002     20,000,000   Consulting             600,000   Consultant/Customer

June 26, 2002     60,000,000   Network performance       -      Charterhouse customer
                                 guarantee

July 9, 2002       1,000,000   Investment banking      30,000   Consulting

July 9, 2002       1,000,000   Investment banking      30,000   Consulting

July 9, 2002       3,000,000   Consulting              90,000   Consultant/Customer

August 22, 2002    5,837,500   Brokers' fees          116,750   Consultant

August 22, 2002      412,500   Brokers' fees            8,250   Consultant

August 26, 2002      250,000   Sale of stock            7,000   Invest/Legal Counsel

August 28, 2002    6,250,000   Investment banking     125,000   Consultant

August 28, 2002    7,500,000   Loan Collateral           -      Note Holder


September 3, 2002  7,500,000   Loan Collateral           -      Note Holder

September 30, 2002 2,220,000   Consulting              33,300   Consultant/Customer

November 7, 2002  15,000,000   Loan Collateral           -      Note Holder

November 11, 2002    500,000   Sale of stock           17,500   Invest/Legal Counsel

December 6, 2002  12,500,000   Brokers' fees          250,000   Consultant

December 6, 2002  15,000,000   Loan Collateral           -      Note Holder

December 6, 2002  30,000,000   Loan Collateral           -      Note Holder

December 30, 2002  1,000,000   Consulting              15,000   Consultant

December 31, 2002  2,000,000   Consulting              40,000   Consultant

December 31, 2002    500,000   Consulting              10,000   Consultant

December 31, 2002    673,338   Satisfaction of debt    10,000   Investor

In addition to the above, the Company issued 85,000,000 in exchange for Global shares in 2001, and 1,000,000 in 2000 in exchange for NCI shares. Both issuances have been applied retroactively to the beginning balances as a pooling of interests.

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

For other issuances of shares during the periods described above, the Company issued restricted shares (Rule 144) of its common stock to consultants and officers for services to the Company. Issuance of restricted shares (Rule 144) are valued, due to limitations in current marketability, by the Company based upon half of the average bid and asked price of the Company's shares on the date of issuance, unless the services provided were valued at another amount as agreed upon between the parties.

NOTE 20. STOCK OPTIONS

Options Pursuant to Private Placements

In connection with the Company's private placement of its common stock in April 1997, the Company issued a total of 3,250,000 shares at $.04 per share together with 3,250,000 common stock purchase options exercisable by the holders to purchase additional 3,250,000 shares at a price of $.08 per share, which were to expire April 15, 2000. In 1999, the Company agreed to extend the options to January 1, 2001. The Company had agreed to register the shares underlying the options in a registration statement of Form SB-2 as soon as reasonably practicable as part of a Registration Statement. In March 1998, the Company issued an additional 1,550,000 shares under the same terms as the April 1997 private placement. The Company has no present plans to file an SB-2 registration statement for either of these private placement.

The Company has not registered these stock options because the options extension period has expired, and no option holders elected to exercise the options. The Company believes there were and are no implications resulting from the fact that the registration did not occur in a timely manner, because these shareholders ultimately received registered shares upon satisfaction of the holding period requirements. Furthermore, during the option period the Company's shares did not trade above the option price, and, evidently, the holders did not perceive the option price to be a favorable investment.

Options Pursuant to Convertible Promissory Notes

On December 16, 2002, the Company filed an SB2 registration statement to register shares pursuant to the convertible promissory notes as described Note
10. The Company received a communication from the U.S. Securities Exchange Commission, dated January 23, 2003, with inquiries pertaining to both the SB2 filing as well as 10-KSB and 10-QSB filings. The Company is presently in the process of communicating with the SEC to address all questions being raised.

NOTE 21. SEGMENTS AND RELATED INFORMATION

During the prior year 2001, the Company adopted FASB Statement No. 131 (SFAS No.
131), "Disclosures about Segments of an Enterprise and Related Information," which changes the way the Company reports information about its operating segments. The company's two segments, Global and NCI had separate management teams and infrastructures that offer different services during 2001

During the year ended December 2002, the company merged the infrastructure and the management teams and operated as one company. NCI's operations represented less than 2% or gross revenues in 2002, and accordingly segment information is not presented for 2002.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment sales prices are market based. The Company evaluates performance based on operating earnings of the respective business units.

Segment information for the year ended December 31, 2001 is as follows:

                                            SEGMENT
                                    ------------------------
                                      GLOBAL          NCI     Unallocated      Total

                                    --------------------------------------------------
Net sales from external
   Customers                         $3,113,139     $268,617  $     -       $3,381,756
Cost of sales                         1,646,187       64,825        -        1,711,012
                                    --------------------------------------------------
Gross margins                         1,466,952      203,792        -        1,670,744
                                    ==================================================
Operating profit (loss)                 385,528      (44,673)  (1,500,645)  (1,159,790)
Depreciation and amortization           123,336        5,270        4,256      132,862
Interest income                          56,987         -           -           56,987
Interest expense                         24,014        1,053        -           25,067
Income taxes                               -            -           -             -
Total assets                          2,441,515       45,238        5,661    2,492,414
Capital expenditures                    158,875         -           -          158,875

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                                    PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name                       Age   Position                                       Term

Przemyslaw L. Kostro       40    Chairman                                     One Year

Timothy M. Huff            37    Chief Executive Officer & a Director         One Year

Jerrold R. Hinton, PhD     61    President & a Director                       One Year


Mitchell A. Siegel         56    Chief Operating Officer & a Director         One Year

Thomas Y. Jimenez          44    Chief Financial Officer

All directors hold office until the next annual meeting of our stockholders and until their successors have been elected and shall qualify. Officers serve at the discretion of our board of directors. Przemyslaw L. Kostro, Chairman, was first elected to the board of directors in November 2001. From November 2001 to April 2002, Mr. Kostro also served as the CEO of GlobeTel before relinquishing the position to our current CEO. Over the past five years, Mr. Kostro has been an attorney engaged in international law, and has been providing professional and consulting services to several large and mid-sized entities in Europe. During the past year, he has been providing services to assist us in expanding our business and services world-wide.

Timothy M. Huff, Director, Chief Executive Officer, joined GlobeTel in October 1999 and has served as CEO and as a member of the board of directors since April 2002. Prior to joining GlobeTel, Mr. Huff spent over five years owning and operating several successful private telecom companies. Mr. Huff has over eighteen years experience in international telecom business that included working with Sprint and MCI International, where he was involved in the construction of MCI's first international gateways.

Jerrold R. Hinton, President, has served on the board of directors since March 1995. He had previously served both as chief executive officer and chairman of the board from March 1995 to November 2001. Dr. Hinton, a graduate of Florida State University, holds bachelors, masters and doctorate degrees in management, engineering and real estate. From 1992 to early 1995, prior to joining the company, Dr. Hinton served as an officer of United Biomedical, Inc., a private company.

Mitchell A. Siegel, Director, Chief Operating Officer, has served in this capacity and as a member of the board of directors since May 2002. Since 1996, he was a consultant to Global Transmedia Communications Corporation and was instrumental in defining our role as a licensed telecommunications company. Mr. Siegel graduated from American University, holding a Bachelors Degree in Business Administration and has completed Masters Degree courses in finance at C.C.N.Y - Bernard Baruch School of Finance.

Thomas Y. Jimenez, CPA, Chief Financial Officer, has served as our CFO since joining the Company in October 1999. For the three years prior to joining the Company, Mr. Jimenez was a consultant to various telecommunications companies running their financial department and assisted in building networks in different countries. Mr. Jimenez graduated from Cleveland State University with a degree in Business Administration.

(B) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more that ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. Based solely upon our review, we did not disclose any failures to file reports under Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

---------------------------------------------------------------------------------------------------------------------------------

                                                                                      Long Term Compensation
                                                                            --------------------------------------------

                                              Annual Compensation                        Awards               Payouts
------------------------------------------------------------------------------------------------------------------------

              (a)               (b)     (c)        (d)           (e)              (f)              (g)          (h)       (i)
---------------------------------------------------------------------------------------------------------------------------------

Name and Principal Position     Year   Salary     Bonus      Other Annual      Restricted      Securities    LTIP       All
                                                             Compensation     Stock Award      Underlying    Payouts   other
                                                                                               Options/SAR             compensation

---------------------------------------------------------------------------------------------------------------------------------
                                        ($)        ($)           ($)              ($)            (#)           ($)        ($)
---------------------------------------------------------------------------------------------------------------------------------
Przemyslaw L. Kostro            2002     0       $   0            0                0                0            0         0
Chairman since Nov. 2001
---------------------------------------------------------------------------------------------------------------------------------
Przemyslaw L. Kostro            2001     0           0            0                0                0            0         0
Chairman since Nov. 2001
CEO, Nov 2002 - July 2002
---------------------------------------------------------------------------------------------------------------------------------
Timothy M. Huff                 2002 $150,000(a)     0            0                0                0            0         0
CEO
---------------------------------------------------------------------------------------------------------------------------------
Jerrold R. Hinton               2002 100,000(a)      0            0                0                0            0         0
President
---------------------------------------------------------------------------------------------------------------------------------
Jerrold R. Hinton CEO,          2001 100,000(a)      0            0(b)             0                0            0         0
President
---------------------------------------------------------------------------------------------------------------------------------
Jerrold R. Hinton CEO,          2000 100,000(a)     (1)           0(b)             0                0            0         0
President
---------------------------------------------------------------------------------------------------------------------------------
Mitchell A. Siegel              2002 125,000(a)      0            0                0                0            0         0
COO
---------------------------------------------------------------------------------------------------------------------------------
Thomas Y. Jimenez               2002 125,000 (a)     0            0                0                0            0         0
CFO
---------------------------------------------------------------------------------------------------------------------------------
Thomas J. Craft, Jr.,           2002     0           0            0                0                0            0         0
Secretary, Counsel and a
Director until November 2001
---------------------------------------------------------------------------------------------------------------------------------
Thomas J. Craft, Jr.,           2001     0           0         46,250(c)           0                0            0         0
Secretary, Counsel and a
Director until November 2001
---------------------------------------------------------------------------------------------------------------------------------
Thomas J. Craft, Jr.,           2000     0           0            0(c)             0                0            0         0
Secretary, Director
---------------------------------------------------------------------------------------------------------------------------------
Vivian Manevich                 2002 75,000          0            0                0                0            0         0
CAO
---------------------------------------------------------------------------------------------------------------------------------
Vivian Manevich, President,
Director Global                 2001 75,000          0            0                0                0            0         0
---------------------------------------------------------------------------------------------------------------------------------
Vivian Manevich, President,     2000 90,000          0            0                0                0            0         0
Secretary and a Director of
Global
---------------------------------------------------------------------------------------------------------------------------------

(a) Dr. Hinton originally entered into an employment agreement with us for a period of three years, commencing October 1996, which provided for annual compensation of $100,000, which agreement was extended for an additional three year term in October 1999. This salary was accrued but unpaid through December
    31, 1999 and subsequent to the end of the year ended December 31, 1999, Mr.
    Hinton entered into an agreement to waive the accrued but unpaid salary through the year ended 1999 in consideration for the issuance of shares.


    In March 2000, the accrued but unpaid compensation was converted into 10 million shares of common stock (See Note 11). In December 2000, this employment agreement was renewed for a one-year term through December 2001, for $100,000 annual compensation. In December 2001, the accrued but unpaid compensation for 2001 was settled with shares of common stock (See Note 18). In December 2001, this employment agreement was renewed for a one-year term through December 2002, for $100,000 annual compensation. The compensation will be deferred until the Company has adequate cash flows, unless the President decides to accept a convertible note for his services. In 2003 there is a continuing employment agreement for the Company's president to serve at the pleasure of the CEO and the Board, with a 90 day termination clause.

    Effective January 1, 2002, GlobeTel entered into a three-year employment agreements with its key management. For the year 2002, the agreements provide for annual compensation of $150,000 for its Chief Executive Officer
    (CEO), $125,000 each for its Chief Financial Officer (CFO) and Chief Operating Officer(COO) and $75,000 each for its Chief Administrative Officer
    (CAO) and VP of Network Operations. Further, there remained an employment contract with its President, as described below, which calls for annual salaries of $100,000 per annum. In addition to the base compensation, the employment agreements provide for payment of bonuses that at a minimum equal the executives' base compensation.

    As of December 31, 2002, the executives all agreed not to receive bonuses they are entitled to as per the employment agreement.

    In 2003, the base compensation increases to $175,000 for its CEO, $150,000 each for its CFO and COO, $90,000 each for its CAO and VP of Network Operations. In 2004, the base compensation increases to $200,000 for its CEO, $175,000 each for its CFO and COO, $120,000 for its CAO and $110,000 for its VP of Network Operations. Bonuses for each year will also be equal to the base salaries as a minimum, unless otherwise agreed to by the executives.

    Pursuant to the above employment agreements, the Company recorded accrued officers' salaries totaling $519,168 as of December 31, 2002 and $188,431 as of December 31, 2001, pursuant to previously existing compensation arrangements. These unpaid salaries have been accrued as of the end of the year and have not been paid to date. The compensation will be deferred until the Company has adequate cash flows, or unless each executive decides to accept a convertible note for his or her services.

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

(c) Mr. Craft was also issued shares in registration statements on Form S-8, shares with a restrictive legend in consideration for continued services to the Company, shares with restrictive legend upon conversion of debt into equity and shares with restrictive legend upon exercise of options as discussed below. Mr. Craft has the right under an option to acquire an additional 6 million shares at an exercise price the lower of $.08 per share or fifty percent of the closing bid price of the shares on the date(s) of exercise of the options, in whole or in part. In addition, in November 2001, Mr. Craft was issued 5,125,000 restricted shares for services valued at $46,250 and $5,000 for conversion of debt.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At April 11, 2003, we had 605,320,283 shares issued and outstanding. The table below sets forth the share ownership of our executive officers and directors, individually and as a group, and the executive officers of GlobeTel. No other person is the beneficial owner of more than 5% of our issued and outstanding shares

-----------------------------------------------------------------------------------------------------------------------------

Title of Class     Name and Address of Beneficial Owner                            Amount and Nature Of          Percentage
                                                                                    Beneficial Ownership         of Class(1)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                       14,955,524 shares (2)
Common Stock      Jerrold R. Hinton, PhD.,  444 Brickell Avenue,  Suite 522  Miami                                  2.40%
                  FL  33131
-----------------------------------------------------------------------------------------------------------------------------
                                                                                          6,000,000 shares
Common Stock      Timothy M. Huff, CEO, 444 Brickell Avenue  Suite 522  Miami, FL                                  .009%
                  33131
-----------------------------------------------------------------------------------------------------------------------------
Common Stock      Przemyslaw L. Kostro, Chairman,  444 Brickell Avenue  Suite 522                0                   0
                  Miami, FL  33131
-----------------------------------------------------------------------------------------------------------------------------
                  Vivian Manevich, CAO,  444 Brickell Avenue, Suite 522, Miami, FL      2,445,000 shares (3)      0.004%
Common Stock      33131
-----------------------------------------------------------------------------------------------------------------------------

                  Thomas Y. Jimenez, CAO,  444 Brickell Avenue, Suite 522, Miami, FL       896,500 shares         0.001%
Common Stock      33131
-----------------------------------------------------------------------------------------------------------------------------
                                                                                         24,297,024 shares        2.414%
Common Stock      All executive officers and directors of  the Company as a group (4 persons, including executive officer of Global)
-----------------------------------------------------------------------------------------------------------------------------

(1) Based upon 605,320,283 shares issued and outstanding on April 10, 2003. (2) The shares owned beneficially by Jerrold R. Hinton also include 50,000 shares owned of record by Higher Ground, a corporation controlled by Mr. Hinton, which may be deemed beneficially owned by Mr. Hinton. (3) The shares issued to Vivian Manevich, in connection with the Share Purchase Agreement, as amended, between the Company and Global Transmedia and Global Transmedia's shareholders, effective on February 19, 2000.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the past two years, the Company had transactions with persons who are
(were) its executive officers, directors as set forth in Item 5, Recent Sales of Unregistered Securities. Mr. Hinton was issued the restricted shares in consideration for the conversion of debt into equity and upon the exercise of an option to purchase 6 million shares at $.08 per share.

Ms. Manevich was issued 21,250,000 restricted shares having a value of $.08, in connection with the Company's acquisition of Global.

Thomas J. Craft, Jr., our corporate counsel and secretary, and who was a member of the board of directors during 2000 and 2001 until November 2001, was issued restricted shares upon the conversion of debt and as non-cash compensation for services.

See Note 9, Common Stock Transactions, to the Notes to Consolidated Financial Statements and Item 5, Recent Sales of Unregistered Securities above.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS
------------------------------------------------------------------------------------------------------------------------------

EXHIBIT NO.   DESCRIPTION

------------------------------------------------------------------------------------------------------------------------------

3.1           Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to the Company's Registration Statement
              on Form 10-SB and incorporated herein by reference)
------------------------------------------------------------------------------------------------------------------------------

3.2           Bylaws (filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB and incorporated herein by reference)
------------------------------------------------------------------------------------------------------------------------------
              Material Contracts-Consulting Agreements and Employment Agreement (filed as Exhibits to Registration
10.1          Statements on Form S-8 and post-effective amendments thereto and incorporated herein by reference)
------------------------------------------------------------------------------------------------------------------------------
              Share Purchase Agreement between the Company and the shareholders of  Global Transmedia
10.2          Communications Corporation (filed as an exhibit to our Annual Report on Form 10-KSB for our year ended December 31, 1999 and incorporated by reference)
------------------------------------------------------------------------------------------------------------------------------
10.3          Amendment to Share Purchase Agreement between the Company and the shareholders of Global (filed as an exhibit to our Form 8-K on January 10, 2001 and incorporated by reference)
------------------------------------------------------------------------------------------------------------------------------
99.1          Safe Harbor Compliance Statement for Forward-Looking Statements filed herewith

------------------------------------------------------------------------------------------------------------------------------

(B) REPORTS ON FORM 8-K

We filed a Form 8-K on January 10, 2001, reporting the amendment to the Share Purchase Agreement between the Company and the former shareholders of Global, reflecting the change in the nature and amount of consideration.

We filed a Form 8-K on July 25, 2002, to report the results of the shareholder meeting on July 24, 2002 and completion of the reincorporation of the Company as a Delaware corporation. We also announced the approval of the the exchange of all outstanding shares of ADGI common stock for an equal number of shares of GTEL common stock, thereby merging ADGI into GlobeTel.

Item 14.  Controls and Procedures


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

GLOBETEL COMMUNICATIONS CORP.


By: /s/ Timothy M. Huff
Timothy M. Huff, CEO
Miami, Florida
Dated: April 22, 2003



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBETEL COMMUNICATIONS CORP.

Registrant
By: /s/ Timothy Huff
Timothy Huff, Chief Executive Officer

Dated: April 22, 2003


By:  /s/ Thomas Y. Jimenez
Thomas Y. Jimenez, Chief Financial Officer

Dated: April 22, 2003