Form 10QSB
period 2003-03-31
GLOBETEL COMMUNICATIONS CORP
filed 2003-05-16
CIK 919742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
      (Mark one)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission file number: 0-23532

                          GLOBETEL COMMUNICATIONS CORP.
 ------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                         88-0292161
--------------------------------------     ------------------------------------
     (State or other jurisdiction
      of incorporation or organization)    (IRS Employer Identification No.)

                  444 Brickell Avenue Suite 522 Miami, FL 33131
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  305-579-9922
-------------------------------------------------------------------------------
                           (Issuer's telephone number)


-------------------------------------------------------------------------------
(Former name, former address, former fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 611,319,783 shares issued as of May 14, 2003
           Transitional Small Business Disclosure Format: Yes __ No X

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                3

        Balance Sheets - (Unaudited)                                        4
        Statements of Income (Unaudited)                                    5
        Statements of Cash Flows (Unaudited)                                6
        Notes to Financial Statements (Unaudited)                           7

Item 2. Management's Discussion and Analysis or Plan of Operation           9
Item 3. Controls and Procedures                                            13


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  13
Item 2. Changes in Securities                                              13
Item 3. Default Upon Senior Securities                                     13
Item 4. Submission of Matters to a Vote of Security Holder                 13
Item 5. Other Information                                                  13
Item 6. Exhibits and Reports on Form 8-K                                   13

                         PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                          GLOBETEL COMMUNICATIONS CORP.
                                 BALANCE SHEETS


                                                                                 (Unaudited)     (Audited)
                                   ASSETS                                         March 31,    December 31,
                                                                                    2003           2002
                                                                                -------------  ------------

CURRENT ASSETS
   Cash and cash equivalents ...............................................    $   337,896    $    201,631
   Accounts receivable, less allowance for doubtful
       accounts of $687,500 and $1,094,420 .................................      2,625,379       1,747,819
 Non-readily marketable, available-for-sale equity securities ..............      1,600,000       1,600,000
   Deferred tax asset, less valuation allowance of $2,138,847 and $2,303,276           --              --
                                                                                -------------  ------------
     TOTAL CURRENT ASSETS ..................................................      4,563,275       3,549,450
                                                                                -------------  ------------
PROPERTY AND EQUIPMENT, less
   accumulated depreciation of $320,605 and $271,900 .......................        404,325         403,030
                                                                                -------------  ------------
OTHER ASSETS
 Non-readily marketable, available-for-sale equity securities
    due from related party - Charterhouse Investment........................      4,301,500       4,301,500
 Organization costs, net ...................................................            226             283
 Deposits ..................................................................         93,621          90,621
 Miscellaneous receivable, less $125,000
    allowance for uncollectibility .........................................           --              --
                                                                                -------------  ------------
     TOTAL OTHER ASSETS ....................................................      4,395,347       4,392,404
                                                                                -------------  ------------
TOTAL ASSETS ...............................................................    $ 9,362,947    $  8,344,884
                                                                                =============  ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
   Accounts payable ........................................................    $   786,065    $    639,274
   Accounts payable, to be satisfied with non-readily marketable,
     available-for-sale equity securities ..................................        975,000         975,000
   Notes payable, secured ..................................................      1,014,206         960,528
   Notes payable, unsecured ................................................        240,000            --
   Current portion of capital lease obligations ............................         81,788          82,984
   Loan payable to related party - Charterhouse ............................        361,960         311,960
   Loan payable ............................................................         10,000            --
   Accrued payroll and related taxes .......................................         12,785          12,785
   Accrued expenses and other liabilities ..................................         63,508          48,700
   Deferred revenues .......................................................         67,515          51,353
   Deferred revenue - related party ........................................        110,610         184,350
   Accrued officers' salaries ..............................................        825,000         730,000
   Due to related parties ..................................................        189,568         134,081
                                                                                -------------  ------------
     TOTAL CURRENT LIABILITIES .............................................      4,738,005       4,131,015
                                                                                -------------  ------------
LONG-TERM LIABILITIES
   Notes payable to stockholder ............................................         55,000          55,000
                                                                                -------------  ------------
     TOTAL LONG-TERM LIABILITIES ...........................................         55,000          55,000
                                                                                -------------  ------------
       TOTAL LIABILITIES ...................................................      4,793,005       4,186,015
                                                                                -------------  ------------
STOCKHOLDERS' EQUITY
   Preferred stock, Series A, $.001par value,
     10,000,000 shares authorized; none issued and outstanding .............           --              --
   Common stock, $.00001 par value, 1,500,000,000 shares
    authorized; 605,320,283 shares issued and outstanding ..................          6,053           6,053
   Additional paid-in capital...............................................     24,444,457      24,444,457
   Accumulated deficit .....................................................    (19,880,568)    (20,291,641)
                                                                                -------------  ------------
TOTAL STOCKHOLDERS' EQUITY .................................................      4,569,942       4,158,869
                                                                                -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................    $ 9,362,947       8,344,884
                                                                                =============  ============

See accompanying notes.


                          GLOBETEL COMMUNICATIONS CORP.
                        STATEMENTS OF INCOME (UNAUDITED)
                      For the Three Months Ended March 31,
                                                                                     2003         2002
                                                                                -------------  ------------

REVENUES
   Sales ...................................................................    $  3,097,655   $    225,441
   Sales - Related Party ...................................................            --        2,099,000
                                                                                -------------  ------------
      Total sales ..........................................................       3,097,655      2,324,441

   Cost of sales ...........................................................       2,121,449      1,166,164
                                                                                -------------  ------------
     GROSS MARGIN ..........................................................         976,206      1,158,277
                                                                                -------------  ------------
EXPENSES

   Payroll and related taxes ...............................................          96,040         46,408
   Professional fees .......................................................         119,137         73,462
   Officers' salaries ......................................................         141,251        103,000
   Consulting and brokers' fees ............................................          30,060        322,500
   Other operating expenses ................................................          43,437         16,562
   Telephone and communications ............................................          20,629         14,305
   Travel and related expenses .............................................          33,302         12,600
   Rents ...................................................................          10,892          9,754
   Insurance and employee benefits .........................................          23,727         22,123
   Depreciation and amortization ...........................................          11,178          8,177
                                                                                -------------  ------------
     TOTAL EXPENSES ........................................................         529,653        628,891
                                                                                -------------  ------------
INCOME BEFORE OTHER INCOME (EXPENSE) AND INCOME TAXES ......................         446,553        529,386
                                                                                -------------  ------------
INTEREST INCOME (EXPENSE)
   Interest income .........................................................             109          7,450
   Interest  expense .......................................................         (35,589)        (3,466)
                                                                                -------------  ------------
NET INTEREST INCOME (EXPENSE) ..............................................         (35,480)         3,984
                                                                                -------------  ------------
INCOME BEFORE INCOME TAXES .................................................         411,073        533,370

INCOME TAXES
   Provision for income taxes ..............................................        (164,429)      (186,925)
   Tax benefits from utilization of net operating loss carryforwards .......         164,429        186,925
                                                                                -------------  ------------
TOTAL INCOME TAXES .........................................................            --             --
                                                                                -------------  ------------
NET INCOME .................................................................    $    411,073   $    533,370
                                                                                =============  ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
         BASIC .............................................................     605,320,283    470,865,834
                                                                                =============  ============
         DILUTED ...........................................................     638,741,405    470,865,834
                                                                                =============  ============
NET INCOME (LOSS) PER SHARE
         BASIC .............................................................    $       0.00   $       0.00
                                                                                =============  ============
         DILUTED ...........................................................    $       0.00   $       0.00
                                                                                =============  ============

See accompanying notes.


                          GLOBETEL COMMUNICATIONS CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                      For the Three Months ended March 31,

                                                                                   2003           2002
                                                                                -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..............................................................    $    411,073   $    533,370
   Adjustments to reconcile net income to net
      cash used by operating activities:
      Depreciation and amortization   ......................................          48,762         33,634
      Common stock exchanged for services...................................            --           92,500

   (Increase) decrease in assets:
     Accounts receivable....................................................        (877,560)    (1,756,510)
     Note receivable - trade ...............................................            --          250,000
     Deposits ..............................................................          (3,000)       (13,000)
   Increase (decrease) in liabilities:
     Accounts payable.......................................................         146,791        885,421
     Accrued payroll and related taxes .....................................            --           (9,052)
     Accrued officers' salaries ............................................          95,000           --
     Accrued expenses and other liabilities.................................          14,808        (23,332)
     Deferred revenues .....................................................          16,162        (11,482)
     Deferred revenues - related party .....................................         (73,740)          --
                                                                                -------------  ------------
   NET CASH USED BY OPERATING ACTIVITIES ...................................        (221,704)       (18,451)
                                                                                -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for acquisition of property and equipment.......................         (50,000)        (1,225)
   Payments for related party receivables, net..............................            --            3,922
                                                                                -------------  ------------
   NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES.........................         (50,000)         2,697
                                                                                -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligations ...................................          (1,196)        (3,253)
   Proceeds from notes and loans payable ...................................         353,678           --
   Proceeds from related party payables ....................................         144,194         10,000
   Payments on related party payables ......................................         (88,707)        (2,342)
                                                                                -------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................................         407,969          4,405
                                                                                -------------  ------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................         136,265        (11,349)
CASH AND CASH EQUIVALENTS - BEGINNING.......................................         201,631         32,233
                                                                                -------------  ------------
CASH AND CASH EQUIVALENTS - ENDING .........................................    $    337,896   $     20,884
                                                                                =============  ============

SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
     Interest ..............................................................    $     30,780   $      3,256
     Income taxes ..........................................................    $       --     $       --
                                                                                =============  ============
In addition to amounts reflected above, common stock was issued for:
     Consulting services....................................................    $       --     $    342,500
                                                                                =============  ============

See accompanying notes

                          GLOBETEL COMMUNICATIONS CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below.

     Certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of December 31, 2002, contained in the Company's Form 10-KSB.

     The financial statements for periods prior to the merger and reincorporation in July, 2002 include the consolidated accounts of American Diversified Group, Inc. and its two then wholly-owned subsidiaries, Global Transmedia Communications Corp. and NCI Telecom, Inc., all of which together and individually are referred to as the Company. All material intercompany balances and transactions were eliminated in the consolidation.

NOTE 2 - ACCOUNTS RECEIVABLE AND SALES - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

     Two customers accounted for 94% of the Company's sales for the three months ended March 31, 2003, including 24% attributable to the Brazil network and 70% to the Mexico network. The same two (2) customers account for 99% of the Company's accounts receivable, including 55% attributable to the Brazil network and 44% to the Mexico network as of March 31, 2003.

     Revenue of $73,740 was recognized during the three months ended March 31, 2003, in connection with the Company's service agreements for the Brazil and Philippines networks, $36,870 for each network.

     In connection with the Brazil network sales, the Company accrued $82,807 due to IPWorld, Ltd. (IPW), which represents 25% of the project income (after allocated costs) payable pursuant to the tri-party agreement with Charterhouse Investments (Charterhouse) and IPW and is recorded as a reduction to the Company's revenue share from the Brazil network.

NOTE 3 - NON-READILY-MARKETABLE EQUITY SECURITIES, AVAILABLE-FOR-SALE

     As of March 31, 2003, the Company has included in its current assets, $1,600,000 in non-readily marketable, available-for-sale equity securities, which represent 16 million shares of IPW unrestricted stock, valued at $.10 per share, held in the company's name.

     As of March 31, 2003, the Company also included in other assets, $4,301,500 in non-readily marketable, available-for-sale equity securities, due from a related party, Charterhouse, which represent 70 million shares of IPW restricted stock valued at $.06145 per share, held by Charterhouse on the Company's behalf.

     The IPWorld Ltd. shares are not currently tradable. The Company believes the above amounts which, together, represent 63% of the Company's total assets, are fully realizable.

NOTE 4 - NOTES PAYABLE, SECURED

     In connection with a $125,000 secured, subordinated promissory note payable to a third party executed in November 2002, the Company received an additional $53,678 from the lender during the three months ended March 31, 2003, to increase the note amount to $178,678 as of March 31, 2003. The note includes interest payable monthly, at a rate of 12% per annum, and is collateralized by 15 million shares of the Company's common stock held in escrow under the agreement. The Chief Executive Officer of the Company is a minority shareholder of the lending corporation.

NOTE 5 - NOTES PAYABLE, UNSECURED

     In February 2003, the Company executed two unsecured promissory notes payable, each for $100,000 used to fund operations and pay operating expenses, to an unrelated third party, which is also a secured promissory note holder. Each note is due in May 2003 and includes interest payable monthly at a rate of 25% per annum.

     In February 2003, the Company executed a $40,000 promissory note payable to another party, due on demand with interest and payable at a rate of 2.5% per annum.

NOTE 6 - LOAN PAYABLE TO RELATED PARTY - CHARTERHOUSE

     In January 2003, the Company received a $50,000 loan from Charterhouse. This loan payable, as well as the previous balance of $311,960, are unsecured, non-interest bearing and provides for no formal repayment terms.

NOTE 7 - INVESTMENT BANKING AGREEMENT

     In January, 2003, Fordham Financial Management, Inc., an investment banking firm, based in New York City, assumed all functions and responsibilities of Charles Morgan Securities to provide consulting services. Under the agreement, the Company was obliged to pay a monthly fee of $10,000. The parties agreed that the Company would issue one million shares of restricted stock as payment for services. Such stock has not been issued to date. Upon issuance of the stock, the Company will charge to expense an amount equal to one-half of the average bid and asked price of the Company's share on the date of issuance.

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

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

     In July 2002, pursuant to the reincorporation, we authorized the issuance of up to 1,500,000,000 shares of common stock, par value of $0.00001 per share and up to 10,000,000 shares of preferred stock, par value of $0.001 per share.

Forward-Looking Statements; Market Data; Risk Factors

     Forward-Looking Statements: This Form 10-QSB and other statements issued or made from time to time by GlobeTel and ADGI contain statements which may constitute "Forward-Looking Statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934 by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding our intent, belief or current expectations, our officers and directors as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

     Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. Words like "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions identify forward-looking statements.

     This quarterly report contains certain estimates and plans related to the telecommunications industry. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know what level of growth to expect in the telecommunications industry, and particularly in those Voice over Internet Protocols markets.

     The majority of our revenues are dependent on the Brazil and Mexico networks and our ability to achieve revenues from additional networks, including, networks in the Philippines, Venezuela, Colombia and other countries we have identified as our potential market. In addition, our shares in IPW represent the majority of our assets. Our ownership position in IPW totals 86 million shares of their common stock, valued at $5,901,500. We have 16 million shares held by us, and 70 million shares held on our behalf by Charterhouse. The IPW shares are not currently tradable. Based on information provided to us, we believe the stock will become tradable and that the value of the shares is fully realizable. However, in the event that the stock does not become tradable, the share value may materially affect our asset value in the future.

Results of Operations - Comparison of Three Months Ended March 31, 2003 and 2002

     Revenues. During the three-month period ended March 31, 2003, our sales were $3,097,655 compared to sales of $2,324,441 during the same period last year, or an increase of 33%. The sales for the three months ended March 31, 2003, were all from non-related parties, which represent an increase of $2,929,655 from the same period in the prior year when sales from non-related parties were $225,441. This increase is primarily attributable to the growth of our operations in Mexico and Brazil. During the three months ended March 31, 2002, one customer, Global VoIP, accounted for $2,099,000 or 90% of our sales. This customer was deemed to be an affiliate, our Chief Executive Officer had an ownership interest in this entity.

     Cost of Sales. Our cost of sales consists primarily of the wholesale cost of buying band width purchased by us for resale, costs of telecommunication equipment and technical services. We had cost of sales of $2,121,449 for the three months ended March 31, 2003, compared to cost of sales of $1,166,164 during the three months ended March 31, 2002. We expect cost of sales to increase in future periods only to the extent that our sales volume increases.

     Gross Margin. The gross margin decreased to $976,206 for the three months ended March 31, 2003 compared to the same period last year when the gross margin was $1,158,277, or a decrease of $182,071 or 16%. The gross margin as a percentage of revenue decreased from 50% to 32%, as result of increased costs of sales related to the operations of the Brazil and Mexico networks.

     Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting services, travel and other general corporate expenses. Our operating expenses for the three months ended March 31, 2003, decreased to $529,653, or by 16%, compared to $628,191 for the same period in 2002.

     Our operating expenses are expected to further decrease as a percentage of revenue in future periods because our existing operating infra structure will allow increases in revenues without having to incrementally add operating expenses. However, our expenses may increase in absolute dollars as we continue to expand our network termination locations worldwide and incur additional costs related to the growth of our business and being a public company.

     Income from Operations. We had income from operations of $446,553 for the three months ended March 31, 2003, compared to income from operations of $529,386 for the same period in the prior year. The reduced income from operations is mainly attributable to the reduced gross profit margin and reduced operating expenses.

     Interest Income (Expense). Interest income (expense) consists of interest expense on our borrowings and interest income earned on our cash and cash equivalents and, for the prior period, receivables from related parties. Interest expense during the three months ended March 31, 2003, was $35,589 compared to $3,466 during the same period in the prior year. The increase in interest expense resulted from increased debts.

     Net Income. Our net income for the three months ended March 31, 2003, was $411,073 compared to a net income of $533,070 during the three months ended March 31, 2002.

Liquidity and Capital Resources.

     As of March 31, 2003, we had $337,896 of cash and cash equivalents compared to $201,631 at December 31, 2002 and $20,844 at March 31, 2002. We had accounts receivable of $2,625,379 on March 31, 2003, compared to $1,747,819 on December 31, 2002 and $2,930,530 on March 31, 2002.

     At March 31, 2003, $2,588,249 or 99% of the accounts receivable were attributable to two (2) customers, including $1,438,693 or 55% related to the Brazil network and $1,149,556 or 44% related to the Mexico network. We believe that all of accounts receivable from these customers as of March 31, 2003, are collectible.

     At March 31, 2002, four (4) customers accounted for all of the accounts receivable of the Company. One customer, Global VoIP, who is deemed to be our affiliate, accounted for $2,099,000 or 90% of our sales, and two customers, Global VoIP and Sigma Online, both of whom are deemed to be affiliates, accounted for $2,848,299 or 97% of our accounts receivable at March 31, 2002. One customer, Global VoIP, accounted for $2,562,248 or 87% of our accounts receivable.

     As of March 31, 2003, we had current assets of $4,563,275 compared to current assets of $3,549,450 as of December 31, 2002 and $3,199,734 as of March 31, 2002. Total assets increased by 12% from $8,344,884 at December 31, 2002, to $9,362,947 at March 31, 2003.

     At March 31, 2003, $1,600,000 or 17% of total assets consisted of non-readily marketable, available-for-sale equity securities. At December 31, 2002, the same $1,600,000 receivable represented 19% of total assets. Further, at March 31, 2003, $4,301,500 or 46% of the total assets consisted of non-readily marketable equity securities, available-for-sale, which was due from a related party, Charterhouse. The same $4,301,500 non-readily marketable securities represented 52% of all assets as of December 31, 2002. We had no such assets at March 31, 2002.

     Our total current liabilities increased to $4,738,005 at March 31, 2003, compared to total current liabilities of $4,131,015 at December 31, 2002 and $2,175,901 at March 31, 2002, principally due to increases in notes payable, accrued officers' salaries, loans payable, related party payables and accounts payable. Our long-term liabilities did not change materially. Total liabilities increased by 15% from $4,186,015 at December 31, 2002 and by 114% from $2,235,141 at March 31, 2002 to $4,793,005 at March 31, 2003.

     Our cash used in operating activities was $221,704 for the three months ended March 31, 2003, compared to $18,841 during the same period in the prior year. Our cash used by investing activities during the three months ended March 31, 2003 totaled $50,000 compared to $2,697 provided by these activities in the prior year. Cash provided by financing activities was $407,969 for the three months ended March 31, 2003, compared to $4,405 for the same period in the prior year.

     We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. However, we are actively pursuing additional funds through the issuance of debt and equity instruments, and we believe sufficient capital resources will in fact be obtained to fund our operations and cash requirements over the next twelve months.

     As of March 31, 2003 we committed to purchase telecommunications equipment for the Brazil network, placed into service during the second quarter of this year, at a cost of $79,227. On April 7, 2003 we paid $59,476 or 75% of the total and the balance of $19,751 is due 60 days thereafter. There are currently no other material commitments for capital expenditures.

Item 3.  Controls and Procedures

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, they concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There was no new litigation to report during the period ended March 31, 2003, and there are no new developments related to previously reported litigation. For legal proceedings regarding previously reported litigations, refer to the discussion in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

Exhibit No.   Document Description

   2 Agreement and Plan of Exchange (filed as Annex A to our Special Meeting Proxy Statement on Schedule 14A and incorporated herein by reference).

   3.1 Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to our Registration Statement on Form 10-SB and incorporated herein by reference)

   3.2 Bylaws (filed as Exhibit 3.4 to our Registration Statement on Form 10-SB and incorporated herein by reference)

   99.1 Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer

   99.2 Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer


(b) Form 8-K.

We did not file a Report on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBETEL COMMUNICATIONS CORP.


Registrant
By: /s/ Timothy Huff
Timothy Huff, Chief Executive Officer

Dated: May 16, 2003


By:  /s/ Thomas Y. Jimenez
Thomas Y. Jimenez, Chief Financial Officer

Dated: May 16, 2003

                                  Certification


I, Timothy Huff, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of GlobeTel Communications Corp.;

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

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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


Date: May 16, 2003
                                             /s/ Timothy Huff
                                           Name: Timothy Huff
                                          Title: Chief Executive Officer

                                  Certification


I, Thomas Y. Jimenez, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of GlobeTel Communications Corp.;

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

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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


Date: May 16, 2003
                                              /s/ Thomas Y. Jimenez
                                            Name: Thomas Y. Jimenez
                                           Title: Chief Financial Officer