Form 10QSB
period 2003-06-30
GLOBETEL COMMUNICATIONS CORP
filed 2003-08-19
CIK 919742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
                              (Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the quarterly period ended: June 30, 2003

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission file number: 0-23532

                          GLOBETEL COMMUNICATIONS CORP.

        (Exact name of small business issuer as specified in its charter)

                           Delaware                  88-0292161
       --------------------------------       --------------------------------
       (State or other jurisdiction of        (IRS Employer Identification No.)
        incorporation or organization)

                  444 Brickell Avenue Suite 522 Miami, FL 33131

                    (Address of principal executive offices)

                                  305-579-9922
                           (Issuer's telephone number)
          -------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 674,094,104 shares issued as of August 11, 2003
           Transitional Small Business Disclosure Format: Yes __ No X

                                   PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                 3
Item 2. Management's Discussion and Analysis or Plan of Operation            9
Item 3. Controls and Procedures                                             13


                                     PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   13
Item 2. Changes in Securities                                               13
Item 3. Default Upon Senior Securities                                      13
Item 4. Submission of Matters to a Vote of Security Holder                  13
Item 5. Other Information                                                   13
Item 6. Exhibits and Reports on Form 8-K                                    13

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheet - (Unaudited)                                                 3
Statements of Income (Unaudited)                                            4
Statements of Cash Flows (Unaudited)                                        5
Notes to Financial Statements (Unaudited)                                   6




                          GLOBETEL COMMUNICATIONS CORP.
              f/k/a AMERICAN DIVERSIFIED GROUP, INC. & SUBSIDIARIES
                            BALANCE SHEET(UNAUDITED)
                                                                                 June 30, 2003
------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                   $     56,957
      Accounts receivable, less allowance for doubtful accounts of $1,138,857        3,480,243
      Non-readily marketable, available-for-sale equity securities                   1,600,000
      Deferred tax asset, less valuation allowance of $2,308,543                            --
------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                        5,137,200
------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, less accumulated depreciation of $340,140                      514,787
------------------------------------------------------------------------------------------------
OTHER ASSETS
      Non-readily marketable, available-for-sale equity securities due from
        related party - Charterhouse Investment                                      4,301,500
      Deposits                                                                         128,622
      Miscellaneous receivable (less $125,000 allowance for uncollectibility)               --
------------------------------------------------------------------------------------------------
         TOTAL OTHER ASSETS                                                          4,430,122
------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                      $ 10,082,109
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                            $    744,660
      Accounts payable, to be satisfied with non-readily marketable
       available-for-sale equity securities                                            975,000
      Notes payable, secured                                                           750,000
      Notes payable, unsecured                                                         662,395
      Capital lease obligations                                                         80,592
      Loans payable to related party - Charterhouse                                    361,960
      Loan payable                                                                      10,000
      Accrued expenses and other liabilities                                            67,617
      Deferred revenues                                                                 36,870
      Accrued officers' salaries and bonuses                                           923,368
      Due to related parties                                                           182,222
-----------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                   4,794,684
-----------------------------------------------------------------------------------------------
CONTINGENCy (NOTE 10)

STOCKHOLDERS' EQUITY
      Preferred stock, Series A, $.001 par value, 10,000,000 shares
        authorized;                                                               $         --
      Common stock, $.00001 par value, 1,500,000,000 shares authorized;
         635,520,283 shares issued and outstanding                                       6,325
      Additional paid-in capital                                                    24,795,391
      Accumulated deficit                                                          (19,514,291)
------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                  5,287,425
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 10,082,109
================================================================================================

See accompanying notes


                          GLOBETEL COMMUNICATIONS CORP.
              f/k/a AMERICAN DIVERSIFIED GROUP, INC. & SUBSIDIARIES
                        STATEMENTS OF INCOME (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                        For the              For the             For the              For the
                                                    Six Months Ended    Six Months Ended    Three Months Ended   Three Months Ended
                                                     June 30, 2003        June 30, 2002       June 30, 2003        June 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
 REVENUES
      Sales                                        $   6,093,111         $     356,690      $    2,995,456       $     132,850
      Sales - related parties                                 --             4,068,575                  --           1,968,575
------------------------------------------------------------------------------------------------------------------------------------
        Total sales                                    6,093,111             4,425,265           2,995,456           2,101,425
      Cost of sales                                    4,247,843             2,237,434           2,126,394           1,071,271
------------------------------------------------------------------------------------------------------------------------------------
         GROSS MARGIN                                  1,845,268             2,187,831             869,062           1,030,154
------------------------------------------------------------------------------------------------------------------------------------

 EXPENSES
      Payroll and related taxes                          157,090               106,523              61,049              60,015
      Professional fees                                  220,429               138,608             102,605              65,146
      Officers' salary                                   283,085               206,000             141,833             103,000
      Consulting fees                                     51,060               572,500              21,000             250,000
      Bad debts                                           44,436                    --              44,436                  --
      Bad debt - affiliate, Sigma Online                      --               283,051                  --             283,051
      Other operating expenses                            85,840                36,605              43,580              20,744
      Telephone and communications                        39,379                22,331              16,262              10,332
      Travel and related expenses                         50,880                32,829              17,577              20,227
      Rents                                               22,200                19,901              11,308              10,147
      Insurance and employee benefits                     49,540                37,926              25,813              15,804
      Depreciation and amortization                       22,299                15,939              11,121               7,762
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL EXPENSES                                1,026,238             1,472,213             496,584             846,228
------------------------------------------------------------------------------------------------------------------------------------

 INCOME FROM OPERATIONS                                  819,030               715,618             372,478             183,926
------------------------------------------------------------------------------------------------------------------------------------

 OTHER INCOME (EXPENSE)
      Interest income                                        141                 5,634                  32                 491
      Interest expense                                   (76,186)              (13,496)            (40,598)            (10,031)
      Gain on disposition of assets                       34,365                    --              34,365                  --
      Loss on forgiveness of accrued interest
       receivable-officers                                    --               (43,488)                 --             (43,488)
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME (EXPENSE)                    (41,680)              (51,350)            ( 6,201)            (53,028)
------------------------------------------------------------------------------------------------------------------------------------

 INCOME BEFORE INCOME TAXES                              777,350               664,268             366,277             130,898

 INCOME TAXES
      Provision for income taxes                         272,073               232,493             128,197              45,814
      Tax benefit from utilization of net
       operating loss carryforward                      (272,073)             (232,493)           (128,197)            (45,814)
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL INCOME TAXES                                   --                    --                  --                  --
------------------------------------------------------------------------------------------------------------------------------------

 NET  INCOME                                       $     777,350         $     664,268      $      366,277       $     130,898
====================================================================================================================================

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (BASIC)                                611,024,150           477,296,282         616,663,618         483,656,066

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (DILUTED)                              644,445,272           477,296,282         650,084,740         483,656,066
====================================================================================================================================
NET INCOME PER SHARE (BASIC)                       $      0.00           $       0.00       $         0.00       $       0.00

NET INCOME PER SHARE (DILUTED)                     $      0.00           $       0.00       $         0.00       $       0.00
====================================================================================================================================

 See accompanying notes.




                          GLOBETEL COMMUNICATIONS CORP.
              f/k/a AMERICAN DIVERSIFIED GROUP, INC. & SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
                                                                                For the Six           For the Six
                                                                               Months Ended          Months Ended
                                                                              June 30, 2003         June 30, 2002
-----------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                             $       777,350       $     664,268
     Adjustments to reconcile net income to net
       cash used by operating activities:
         Depreciation and amortization                                              101,606              66,851
         Gain on disposition of assets                                             ( 34,366)                 --
         Amortization of deferred consulting fees                                        --             250,000
         Common stock exchanged for services                                         21,000              92,500
         Common stock for severance pay                                              36,000                  --
     (Increase) decrease in assets:
         Accounts receivable                                                     (1,763,138)           (272,745)
         Accounts receivable, related party                                              --             872,248
         Related party receivables                                                       --             493,199
         Non-readily marketable, available for sale equity securities                    --          (1,600,000)
         Non-readily marketable, available for sale equity securities
          due from related party - Charterhouse                                          --          (1,850,750)
         Deposits                                                                  ( 38,000)             43,400
     Increase (decrease) in liabilities:
         Accounts payable                                                           105,385             768,565
         Accounts payable, to be satisfied with non-readily marketable
          available for sale equity securities                                           --              82,500
         Accrued payroll and related taxes                                         ( 12,785)           (145,160)
         Accrued officers' salaries and bonuses                                     193,368             123,998
         Accrued expenses and other liabilities                                      18,917            ( 13,209)
         Deferred revenues                                                           16,162            ( 14,722)
         Deferred revenues - related party                                         (147,480)            182,175
-----------------------------------------------------------------------------------------------------------------
         NET CASH USED BY OPERATING ACTIVITIES                                     (725,981)           (256,882)
------------------------------------------------------------------------------------------ -----------------------
 CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment                                         (215,515)           (  1,225)
     Property and equipment included in cost of sales                                    --             233,191
     Payments for related party receivables (net)                                        --               3,222
-----------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                          (215,515)            235,188
-----------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on capital lease financing                                             (2,392)           (  4,427)
     Proceeds from promissory notes payable                                         751,073             350,000
     Payments on promissory notes payable                                                --            (350,000)
     Proceeds from related party payables                                           144,194              15,500
     Payments on related party payables                                            ( 96,053)           (  9,342)
-----------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                  796,822               1,731
-----------------------------------------------------------------------------------------------------------------
 NET DECREASE IN CASH AND EQUIVALENTS                                              (144,674)           ( 19,963)

 CASH AND EQUIVALENTS - BEGINNING                                                   201,631              32,233
-----------------------------------------------------------------------------------------------------------------
 CASH AND EQUIVALENTS - ENDING                                              $        56,957         $    12,270
=================================================================================================================
 SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
       Interest                                                             $        27,932       $       4,849
       Income taxes                                                         $            --       $          --

 In addition to amounts reflected above, common stock was issued for:
       Non-readily marketable, available for sale equity securities
        due from related party in payment of notes and accounts receivable  $            --       $   1,850,750
       Non-readily marketable, available for sale equity securities
        received in payment of notes and accounts receivable                $            --       $   1,600,000
       Settlement of debt                                                   $       294,206       $     600,000
       Consulting services                                                  $        21,000       $     342,500
       Employee compensation                                                $        36,000       $          --
=================================================================================================================

 See accompanying notes.

                          GLOBETEL COMMUNICATIONS CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below.

Certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which are not required for interim reporting purposes for Form 10-QSB, have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of December 31, 2002, contained in the Company's Form 10-KSB.

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

NOTE 2 - ACCOUNTS RECEIVABLE AND SALES - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

Two customers accounted for 91% of the Company's sales for the three months ended June 30, 2003, including 25% attributable to the Brazil network and 66% to the Mexico network. The same two (2) customers accounted for 88% of the Company's sales for the six months ended June 30, 2003, including 25% attributable to the Brazil network and 63% to the Mexico network. The same two
(2) customers account for 99% of the Company's accounts receivable, including 49% attributable to the Brazil network and 50% to the Mexico network as of June 30, 2003.

Revenue of $73,740 and $147,480 was recognized during the three months and six months ended June 30, 2003, respectively, in connection with the Company's service agreements for the Brazil and Philippines networks, $36,870 and $73,740, respectively, for each network.

In connection with the Brazil network, $460,888 and $747,456 during the three months and six months ended June 30, 2003, respectively, was paid by our Brazilian network customer directly to a local provider of network termination services, and, accordingly, the account receivable due from the customer was reduced by the same amounts.

In connection with the Mexico network, $1,371,680 and $2,577,880 during the three months and six months ended June 30, 2003, respectively, was paid by our Mexico network customer directly to a local provider of network termination services, and, accordingly, the accounts receivable due from the customer was reduced by the same amounts.

In connection with the Brazil network sales, the Company accrued $50,452 and $133,259 due to IP World, Ltd. (IPW) during the three months and six months ended June 30, 2003, respectively, which represents 25% of the project income (after allocated costs) payable pursuant to the three-party agreement with Charterhouse Investments (Charterhouse) and IPW and is recorded as a reduction to the Company's revenue share from the Brazil network.

In connection with the Philippines network sales, the Company reduced the amount due to IP World, Ltd. (IPW) by $26,246 during the three months and six months ended June 30, 2003, which represents 25% of the project loss (after allocated costs) payable pursuant to the three-party agreement with Charterhouse Investments (Charterhouse) and IPW and is recorded as a reduction to the Company's costs of revenues from the Philippines network.

NOTE 3 - NON-READILY-MARKETABLE EQUITY SECURITIES, AVAILABLE FOR SALE

As of June 30, 2003, the Company has included in its current assets, $1,600,000 in non-readily marketable, available-for-sale equity securities, which represent 16 million shares of IPW unrestricted stock, valued at $.10 per share, held in the company's name.

As of June 30, 2003, the Company also included in other assets, $4,301,500 in non-readily marketable, available for sale equity securities, due from a related party, Charterhouse, which represent 70 million shares of IPW restricted stock valued at $.06145 per share, held by Charterhouse on the Company's behalf.

The IP World Ltd. shares are not currently tradable. The Company believes the above amounts which, together, represent 58% of the Company's total assets, are fully realizable as of June 30, 2003.


NOTE 4 - NOTES PAYABLE, SECURED

In connection with two $125,000 secured convertible notes payable to other parties executed during 2002, the Company issued 2.5 million shares in connection with each note as additional collateral for the notes.


NOTE 5 - NOTES AND LOANS PAYABLE, UNSECURED

In connection with a $125,000 secured, subordinated promissory note payable to a third party executed in November 2002, the Company received an additional $53,678 from the lender during the three months ended March 31, 2003 and an additional $60,528 during the three months ended June 30, 2003, to increase the note amount to $239,206. The note included interest payable monthly at a rate of 12% per annum. In May 20003 the Company issued 15 million restricted shares of the Company's common stock in full payment of the amount due. The Chief Executive Officer of the Company is a minority shareholder of the lending corporation.

In February 2003, the Company executed two unsecured promissory notes payable, each for $100,000 (to fund operations and pay operating expenses), to an unrelated third party, which is also a secured promissory note holder. Each note was originally due in May 2003, and included interest payable monthly at a rate of 25% per annum. The Company and the note holders subsequently agreed to extend due dates of the loans by one year and modified the interest rate to 12%.

In February 2003, the Company executed a $40,000 promissory note payable to another party, due on demand with interest and payable at a rate of 2.5% per annum.

In May 2003, the Company executed a convertible promissory note payable to another party for $256,880, with interest at 10%. Subsequently, in July 2003, the Company issued 12,440,000 shares of restricted stock in full payment of the note payable.

In June 2003, the Company executed a $200,000 promissory note payable to Commercebank, N.A., due in June 2004, with interest payable at a rate of one percent over the prime rate, currently 4%. As of June 30, 2003, the Company received $165,515 of the total loan amount.

NOTE 6 - LOAN PAYABLE TO RELATED PARTY - CHARTERHOUSE

In January 2003, the Company received a $50,000 loan from Charterhouse. This loan payable, as well as the previous balance of $311,960, is unsecured, non-interest bearing and provided for no formal repayment terms.

NOTE 7 - NOTE PAYABLE TO SHAREHOLDER

In May 2003, the Company issued 4 million restricted shares of its common stock in full payment of a $55,000 note payable to a shareholder.

NOTE 8 - INVESTMENT BANKING AGREEMENT

In January 2003, Fordham Financial Management, Inc., an investment banking firm, based in New York City, assumed all functions and responsibilities of Charles Morgan Securities to provide consulting services. Under the agreement, the Company was obliged to pay a monthly fee of $10,000. In June 2003, the firm and the Company agreed to suspend the monthly fee until both parties agree it will resume. The Company paid total fees of $40,000 during the six months ended June 30, 2003. Pursuant to agreement, in May 2003, the Company issued 2 million restricted shares of the Company's common stock as payment for services rendered. The Company charged $21,000 to expense during the three months ended June 30, 2003, based on an amount equal to one-half of the average bid and asked price of the Company's shares on the date of issuance.

NOTE 9 - GAIN ON DISPOSITION OF ASSETS

In June 2003, the Company ceased operations at its St. Louis, Missouri office. As part of the termination agreement with the employees of the St. Louis office, the employees were authorized to maintain and service the existing clients and keep the property and equipment of that office, and the Company agreed to return the customer deposits made by the St. Louis clients. The Company recorded a gain of $34,365 in connection with these transactions.

Three terminated employee were issued a total of 1.2 million free-trading shares of the Company's stock as severance pay. The Company charged $36,000 to expense during the three months ended June 30, 2003, based on an amount equal to the average bid and asked price of the Company's shares on the date of issuance.

NOTE 10 - PREFERRED STOCK

In May and June 2003, the Company applied for a loan with a financing company that brokers the transaction with several major European banks. The total amount of the loan is for $4.4 million and may be increased when and if additional funds become available. The loan amounts are payable over five (5) years at 5.5% per annum, with only interest being paid during the first year. Further, the loans are to be collateralized with preferred stock, which the banks can only convert in case of a default by the Company.

As of June 30, 2003, the financing company was processing loans with two (2) different banks totaling approximately $1.6 million. The Company issued preferred stock totaling 1,194,356 shares. In the event that the loan is not funded, the preferred shares will be cancelled.

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

Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. Words like "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions identify forward-looking statements.
This quarterly report contains certain estimates and plans related to the telecommunications industry. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know what level of growth to expect in the telecommunications industry, and particularly in the Voice over Internet Protocols markets.

The majority of our revenues are dependent on the Brazil and Mexico networks and our ability to achieve revenues from additional networks, including, networks in the Philippines, Venezuela, Colombia and other countries we have identified as our potential market. In addition, our shares in IPW represent the majority of our assets. Our ownership position in IPW totals 86 million shares of their common stock, valued at $5,901,500. We have 16 million shares held by us, and 70 million shares held on our behalf by Charterhouse Investment. The IPW shares are not currently tradable. Based on information provided to us, we believe the stock will become tradable and that the value of the shares is fully realizable. However, in the event that the stock does not become tradable, the share value may materially affect our asset value in the future.

Results of Operations - Comparison of Three Months Ended June 30, 2003 and 2002

Revenues. During the three-month period ended June 30, 2003, our gross sales were $2,995,422, representing an increase of 42% over the same period in the prior year when its gross sales were $2,101,425. This increase is primarily attributable to the growth of our operations in Mexico and Brazil. Our two main customers were the source of over 91% of all revenues. Our Mexico network generated $1,992,802 (or 66% of gross sales) from one customer and our Brazil network generated $752,193 (or 25% of gross sales) from another customer.

For the three months ended June 30, 2003, we had no income from International sales, compared to the same period in 2002 when we had international sales representing 97% of total sales, including $67,380 or 3% related to the Brazil network and $1,968,575 or 94% related to the network sales and services to related parties (Charterhouse) domiciled outside of the United States.

Cost of Sales. Our cost of sales consists primarily of the costs of depreciation of telecommunications equipment, technical services, rents and the wholesale cost of buying bandwidth purchased by us for resale. We had cost of sales of $2,126,394 for the three months ended June 30, 2003, compared to $1,071,271 for the same period in 2002. We expect cost of sales to increase in future periods only to the extent that our sales volume increases.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting service expenses, travel and other general corporate expenses. Our operating expenses for the three months ended June 30, 2003 was $496,584 compared to $846,228 for the same period in 2002. The decrease in expenses was predominantly caused by the reduced consulting costs we incurred during the current period.

Our operating expenses are expected to further decrease as a percentage of revenue in future periods because our existing operating infrastructure will allow increases in revenues without having to incrementally add operating expenses. Further, we reduced our payroll as of June 30, 2003, as we terminated the services of our employees in the St. Louis office. However, our expenses may increase in absolute dollars as we continue to expand our network termination locations worldwide and incur additional costs related to the growth of our business and being a public company.

Income from Operations. We had an income from operations of $372,478 during the three months ended June 30, 2003 compared to an income of $183,926 during the same period in 2002. The gross margin for the three month period ended June 30, 2003 was 12% compared to 49% for same period in 2002. The difference in the margins is mainly attributable to extraordinary margins from the construction of networks in the prior year.

Other Income (Expense). Other income (expense) consists of interest expense on our borrowings and interest income earned on our cash and cash equivalents and receivables from related parties. We recorded interest income of $32 during the three months ended June 30, 2003, compared $491 during the same period in 2002. During the three months ended June 30, 2002, we recorded a loss of $43,488 attributable to the forgiveness of accrued interest receivable. We did not incur any such loss in 2003.

In June 2003, we recorded a gain of $34,365 in connection with the closing operations of our St. Louis, Missouri office after all accounting adjustments were made. Interest expense during the three months ended June 30, 2003, was $40,598 compared to $10,031 during the same period in the prior year. Interest expense increased due to increases in notes and loans payable.

Net Income. Our net income for the three months ended June 30, 2003 was $366,277 compared to $130,898 during the same period in 2002. The increase in net income was mainly attributable to our increased sales in Mexico and Brazil, with sustained margin and overall reduced monthly operating expenses.

Results of Operations - Comparison of Six Months Ended June 30, 2003 and 2002

Revenues. During the six-month period ended June 30, 2003, we had gross sales of $6,093,111, compared to gross sales of $4,425,265 during the same period in 2002. The increase of 37% is primarily attributable to the growth of our sales from our Mexico and Brazil networks. During the six months ended June 30, 2003, our two main customers generated $5,393,232 in gross sales or 88% of all sales. Our Mexico network customer generated sales of $3,862,608 or 63% of all sales, while our Brazil network customer generated sales of $1,530,624 or 25% of total sales.

For the six months ended June 30, 2003, we had no income from international sales, compared to the same period in 2002 when we had international sales representing 48% of total sales, including $159,460 or 4% related to the Brazil network and $1,968,575 or 44% related to the network sales and services to related parties (Charterhouse) domiciled outside of the United States.

Cost of Sales. Our cost of sales consists primarily of the costs of depreciation of telecommunications equipment, technical services, rents and the wholesale cost of buying bandwidth purchased by us for resale. We had cost of sales of $4,247,843 for the six months ended June 30, 2003 compare to $2,237,434 for the same period in 2002. We expect cost of sales to increase in future periods only to the extent that our sales volume increases.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting service expenses, travel and other general corporate expenses. Our operating expenses for the six months ended June 30, 2003 was $1,026,238 compared to $1,472,213 for the same period in 2002. The decrease of approximately 30% was predominantly due to a decrease in consulting costs and overall reduction in monthly operating costs.

Our operating expenses are expected to further decrease as a percentage of revenue in future periods because our existing operating infrastructure will allow increases in revenues without having to incrementally add operating expenses. Further, we reduced our payroll as of June 30, 2003, as we terminated the services of our employees in the St. Louis office. However, our expenses may increase in absolute dollars as we continue to expand our network termination locations worldwide and incur additional costs related to the growth of our business and being a public company.

Income from Operations. We had an income from operations of $819,029 for the six months ended June 30, 2003, compared to $715,618 for the same period in 2002. The income from operations is mainly attributable to the increased sales, sustained margin and reduced operating expenses. Our gross margin for the six months ended June 30, 2003 was 13%, compared to 49% for the same period in 2002. The difference in the margins is mainly attributable to extraordinary margins from the construction of networks in the prior year.

Other Income (Expense). Other income (expense) consists of interest expense on our borrowings and interest income earned on our cash and cash equivalents and receivables from related parties. We recorded interest income of $141 during the six months ended June 30, 2003, compared to $5,634 during the same period in the prior year. During the six months ended June 30, 2002, we recorded a loss of $43,488 attributable to the forgiveness of accrued interest receivable. We did not incur any such loss in 2003.

In June 2003, we recorded a gain of $34,365 in connection with the closing operations of our St. Louis, Missouri office after all accounting adjustments were made. Interest expenses during the six months ended June 30, 2003, were $76,186 compared to $13,496 during the same period in the prior year. Interest expense increased due to increases in notes and loans payable.

Net Income. Our net income for the six months ended June 30, 2003 was $777,350 compared to $664,268 during the same period in 2002. The increase in net income was mainly attributable to our increased sales in Mexico and Brazil, with sustained margin and overall reduced monthly operating expenses.

Liquidity and Capital Resources.

As of June 30, 2003, we had $56,957 of cash and cash equivalents compared to $201,631 at December 31, 2002 and $12,270 as of June 30, 2002. We had accounts receivable of $3,480,243 on June 30, 2003, compared to $1,747,819 on December 31, 2002 and $574,517 on June 30, 2002. At June 30, 2003, six customers accounted for all of our accounts receivable compared to June 30, 2002, when five customers accounted for all of our accounts receivable. We believe that all of our accounts receivable are collectible. We had non-readily marketable, available-for-sale equity securities of $1,600,000 at June 30, 2003 which were the same amounts reported as of December 31, 2002 and June 30, 2002.

As of June 30, 2003, our current assets were $5,137,200 compared to $3,549,450 as of December 31, 2002 and $2,186,787 as of June 30, 2002. The increase in current assets was primarily as a result of increase in our accounts receivable from customers. We had working capital of $342,516 as of June 30, 2003 which is a significant increase from prior periods, when we had a negative working capital of $581,565 at December 31, 2002.

As of June 30, 2003 and December 31, 2002, we had non-readily marketable, available for sale equity securities due from related party - Charterhouse, totaling $4,301,500 compared to $1,850,750 as of June 30, 2002. This amount represents 70 million shares of IPW restricted stock valued at $.06145 per share, held by Charterhouse on our behalf.

Our total assets as of June 30, 2003 were $10,082,109, compared to $8,344,884 at December 31, 2002, and $4,488,282 at June 30, 2002. The increase in total assets is primarily attributable to the increase in accounts receivable and property and equipment.

Our total current liabilities as of June 30, 2003 were $4,794,684, compared to $4,131,015 at December 31, 2002 and $1,714,238 at June 30, 2002. The increase was primarily due to increases in accounts payable, notes payable and accrued officers' salaries. The increase in accounts payable was attributable to the company's increase in cost of sales related to the Mexico and Brazil networks. The notes payable consisted of Convertible Promissory Notes and as of the date of this filing, we are in the process of eliminating these debts by converting the loan into equity. All officers of the company agreed to accrue salaries in order to enable the company to continue operating.

Our cash used in operating activities was $725,980 for the six months ended June 30, 2003, compared to $256,882 during the same period in the prior year. Our net cash used in investing activities was $215,515 for the six months ended June 30, 2003, compared to $235,188 provided by investing activities for the same period in the prior year. Cash provided by financing activities was $796,822 for the six months ended June 30, 2003, compared to $1,731 for the same period in the prior year.

We have recently begun distribution of our new product called "The Magic Money Card(R)." The Magic Money Card(R), in addition to being a prepaid calling card, is also a debit card/stored value card offering services that will include prepaid calling and added financial services such as domestic and foreign money remittances that will allow the user to shop in places that accept MasterCard and Maestro Debit/Credit Cards. Our associate in this venture is a company called Grupo Ingedigit, a certified MasterCard services provider, through its subsidiary in the U.S., AmericasCom International, Inc. As part of the agreement, we will be connecting our network with Grupo Ingedigit's network, valued at over $5 million and in return, the group will be able to tap into our current market, starting with the Mexico and Brazil markets. We have been negotiating with several companies who want to avail of this service, and we believe that we will be able to generate considerable revenues from this product once we have fully setup with all our networks. We have receivables from our Mexico and Brazil customers which we are allowing them to utilize to help set up the Magic Money Card(R) program in their respective countries. We expect that our contributions to the rollout of the networks in Mexico and Brazil will not exceed $350,000.

If we are unable to realize funds from the assets, non-readily marketable, available-for-sale equity securities, and if we cannot bring the days of our accounts receivable below ninety days, We will not have capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. However, we are actively pursuing additional funds through the issuance of debt and equity instruments, and we believe sufficient capital resources will in fact be obtained to fund our operations and cash requirements over the next twelve months.

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

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.       Document Description

   2 Agreement and Plan of Exchange (filed as Annex A to our Special Meeting Proxy Statement on Schedule 14A and incorporated herein by reference)
   3.1            Articles of  Incorporation  (filed as Exhibits  3.1,  3.2 and
                  3.3 to our Registration Statement on Form 10-SB and incorporated herein by reference)
   3.2 Bylaws (filed as Exhibit 3.4 to our Registration Statement on Form 10-SB and incorporated herein by reference)
   31.1 Certification Pursuant to 18 U.S.C. ss.1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  - Chief Executive Officer
   31.2 Certification Pursuant to 18 U.S.C. ss.1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  - Chief Financial Officer
   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Form 8-K.

We did not file a Report on Form 8-K during the quarter ended June 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBETEL COMMUNICATIONS CORP.


Registrant
By: /s/ Timothy Huff
Timothy Huff, Chief Executive Officer

Dated: August 19, 2003


By:  /s/ Thomas Y. Jimenez
Thomas Y. Jimenez, Chief Financial Officer

Dated: August 19, 2003