Form 10QSB
period 2003-09-30
GLOBETEL COMMUNICATIONS CORP
filed 2003-11-20
CIK 919742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the quarterly period ended: September 30, 2003

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission file number: 0-23532

                          GLOBETEL COMMUNICATIONS CORP.
          -------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                           Delaware                  88-0292161
       --------------------------------       --------------------------------
       (State or other jurisdiction of        (IRS Employer Identification No.)
        incorporation or organization)

                  444 Brickell Avenue Suite 522 Miami, FL 33131
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                  305-579-9922
                                             ------------------

                           (Issuer's telephone number)
          -------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[_X _] No[__]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 648,557,304 shares of common stock, par value $0.001, were outstanding at the close of business on November 19, 2003.

   Transitional Small Business Disclosure Format (Check one): Yes __ No X

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.                                                 2
Item 2. Management's Discussion and Analysis or Plan of Operation.            9
Item 3. Controls and Procedures.                                             13


                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings.                                                   14
Item 2. Changes in Securities.                                               14
Item 3. Default Upon Senior Securities.                                      14
Item 4. Submission of Matters to a Vote of Security Holders.                 14
Item 5. Other Information.                                                   14
Item 6. Exhibits and Reports on Form 8-K.                                    14

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheet - (Unaudited)                                                 3
Statements of Operations (Unaudited)                                        4
Statements of Cash Flows (Unaudited)                                        5
Notes to Financial Statements (Unaudited)                                   6


                          GLOBETEL COMMUNICATIONS CORP.
              f/k/a AMERICAN DIVERSIFIED GROUP, INC. & SUBSIDIARIES
                            BALANCE SHEET (UNAUDITED)
                               September 30, 2003

----------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                   $    280,181
      Accounts receivable, less allowance for doubtful accounts of $86,834           3,799,324
      Convertible notes receivable                                                      40,000
      Deferred tax asset, less valuation allowance of $278,324                              --
----------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                        4,119,505
----------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, less accumulated depreciation of $389,325                      502,982
----------------------------------------------------------------------------------------------
OTHER ASSETS
      Deposits                                                                         128,622
      Miscellaneous receivable (less $125,000 allowance for uncollectibility)               --
----------------------------------------------------------------------------------------------
         TOTAL OTHER ASSETS                                                            128,622
----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                      $  4,751,109
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                            $    658,039
      Notes payable, unsecured                                                         438,701
      Capital lease obligations                                                         54,507
      Loans payable to related party - Charterhouse                                    361,960
      Loan payable                                                                      10,000
      Accrued expenses and other liabilities                                            60,357
      Accrued officers' salaries and bonuses                                           318,750
      Due to related parties                                                            57,500
----------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                   1,959,814
----------------------------------------------------------------------------------------------
CONTINGENCY (NOTE 10)

STOCKHOLDERS' EQUITY
      Preferred stock, Series A, $.001 par value, 10,000,000 shares
        authorized;                                                               $         --
      Common stock, $.00001 par value, 1,500,000,000 shares authorized;
         638,626,471 shares issued and outstanding                                       6,386
      Additional paid-in capital                                                    27,391,686
      Accumulated deficit                                                          (24,481,777)
      Stock subscription receivable                                                (   125,000)
----------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                  2,791,295
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  4,751,109
==============================================================================================

See accompanying notes



                                                     GLOBETEL COMMUNICATIONS CORP.
                                        f/k/a AMERICAN DIVERSIFIED GROUP, INC. AND SUBSIDIARIES
                                                 STATEMENTS OF OPERATIONS (UNAUDITED)



                                                           For the         For the           For the          For the
                                                         Nine Months     Nine Months       Three Months     Three Months
                                                            Ended           Ended             Ended            Ended
                                                         September 30,   September 30,     September 30,   September 30,
                                                             2003            2002              2003             2002
------------------------------------------------------------------------------------------------------------------------
REVENUES
      Sales                                             $   8,905,232    $   2,967,604    $   2,812,121    $   2,230,911
      Sales - related parties                                      --        5,717,150               --        2,028,575
------------------------------------------------------------------------------------------------------------------------
         Total sales                                        8,905,232        8,684,754        2,812,121        4,259,486
------------------------------------------------------------------------------------------------------------------------
      Cost of sales                                         6,451,431        4,627,637        2,203,587        2,390,203
      Cost of sales - related parties                              --          159,000               --          159,000
------------------------------------------------------------------------------------------------------------------------
         Total costs of sales                               6,451,431        4,786,637        2,203,587        2,549,203
------------------------------------------------------------------------------------------------------------------------
         GROSS MARGIN                                       2,453,801        3,898,117          608,534        1,710,283
------------------------------------------------------------------------------------------------------------------------
EXPENSES
      Payroll and related taxes                               235,470          195,392           78,380           88,869
      Professional fees                                       433,249          398,637          212,820          260,029
      Officers' salary                                        399,705          241,000          116,620           35,000
      Consulting and investment banking fees                  289,006          915,800          233,509          343,300
      Bad debts                                                88,873               --           44,436               --
      Bad debt - affiliate, Sigma On-Line                          --          283,051               --               --
      Other operating expenses                                121,468           58,613           35,506           22,008
      Telephone and communications                             52,597           42,928           17,776           20,597
      Travel and related expenses                              72,069           52,050           21,190           19,221
      Rents                                                    33,715           30,240           11,515           10,339
      Insurance and employee benefits                          80,157           62,780           30,617           24,944
      Depreciation and amortization                            32,653           24,321           10,355            8,292
------------------------------------------------------------------------------------------------------------------------
         TOTAL EXPENSES                                     1,838,962        2,304,812          812,724          832,599
------------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                        614,839        1,593,305       (  204,190)         877,684
------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
      Interest income                                             188            5,651               47               17
      Interest expense                                        (95,736)         (35,041)         (19,550)         (21,545)
      Reincorporation expenses                                     --         (215,024)              --         (215,024)
      Gain on disposition of assets                            34,365               --               --               --
      Gain on settlement of liabilities                        91,085               --           91,085               --
      Loss on forgiveness of accrued interest
       receivable from officers                                    --          (43,488)              --               --
      Reduction in fair value of receivables and
       marketable securities                               (4,834,878)              --       (4,834,878)              --
------------------------------------------------------------------------------------------------------------------------
        NET OTHER INCOME (EXPENSE)                         (4,804,976)        (287,902)      (4,763,296)        (236,552)
------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                          (4,190,137)       1,305,403       (4,967,486)         641,132

INCOME TAXES (CREDITS)
      Provision (benefit) for income tax credits           (2,024,652)         522,161       (2,024,652)         256,452
      Tax provision (benefit) from utilization of net
       operating loss carryforward                          2,024,652         (522,161)       2,024,652         (256,452)
------------------------------------------------------------------------------------------------------------------------
         TOTAL INCOME TAXES                                        --               --               --               --
------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                       $  (4,190,137)   $   1,305,403    $  (4,967,486)   $     641,132
========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (BASIC AND DILUTED)                           621,259,294      490,860,168      636,697,207      517,545,641
========================================================================================================================

BASIC NET INCOME (LOSS) PER SHARE (BASIC AND DILUTED)   $     (0.017)   $       .0027    $      (.0078)   $       .0012
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



                                                     GLOBETEL COMMUNICATIONS CORP.
                                         f/k/a AMERICAN DIVERSIFIED GROUP, INC. & SUBSIDIARIES
                                                 STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         For the               For the
                                                                     Nine Months Ended     Nine Months Ended
                                                                    September 30, 2003    September 30, 2002
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                  $(4,190,137)        $ 1,305,403

     Adjustments to reconcile net income (loss) to net
         cash used by operating activities:
         Depreciation and amortization                                      150,846             100,544
         Amortization of deferred consulting fees                                --             250,000
         Gain on discontinued operations                                    (34,365)                 --
         Loss on Reduction in fair value of receivables and
          Marketable securities                                           4,834,878                  --
         Gain on settlement of liabilities                                  (91,085)
         Common stock exchanged for services                                394,009             435,800
         Common stock issued for severance pay                               36,000                  --
         Property and equipment used in cost of sales                            --             233,191
         Non-readily marketable, available for sale equity securities
          due from related party - Charterhouse Investment                       --          (4,051,500)
         Non-readily marketable, available for sale equity securities            --          (1,600,000)
     (Increase) decrease in assets:
         Accounts receivable and unbilled revenues                       (2,082,220)         (2,097,769)
         Accounts receivable, related party                                      --             872,248
         Related party receivables                                               --             493,199
         Deposits                                                           (38,000)             32,401
     Increase (decrease) in liabilities:
         Accounts payable                                                    18,764           2,479,242
         Accounts payable, to be satisfied with non-readily marketable,
          available for sale equity securities                                   --             672,500
         Accrued payroll and related taxes                                 ( 12,785)           (133,075)
         Accrued officers' salaries and bonuses                             272,118             136,912
         Accrued expenses and other liabilities                              11,657              (1,371)
         Deferred revenues                                                   16,162             (11,090)
         Deferred revenues - related party                                 (184,350)            304,350
--------------------------------------------------------------------------------------------------------
         NET CASH USED BY OPERATING ACTIVITIES                             (898,508)           (579,015)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment                                 (252,950)             (3,186)
     Proceeds from note receivable                                          (40,000)                 --
--------------------------------------------------------------------------------------------------------
         NET CASH USED BY INVESTING ACTIVITIES                             (292,950)             (3,186)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sales of common stock                                                  375,000               7,000
     Payments on capital lease financing                                    (28,477)             (5,600)
     Proceeds from related party payables                                   285,279              37,100
     Payments on related party payables                                     (96,053)            (12,342)
     Proceeds from promissory notes payable                                 734,259             900,000
     Payments on secured promissory notes payable made by Global VoIP            --            (350,000)
--------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                        1,270,008             576,158
--------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         78,550              (6,043)

CASH AND CASH EQUIVALENTS - BEGINNING                                       201,631              32,233
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - ENDING                                      $   280,181              26,190
========================================================================================================

SUPPLEMENTAL DISCLOSURES
   Cash paid during the period for:
       Interest                                                         $    95,736         $     9,438
       Income taxes                                                     $        --         $        --
       Non-readily marketable, available-for-sale equity securities
        due from related party in payment of notes and accounts rec.    $        --         $  4,301,500
       Non-readily marketable, available-for-sale equity securities due from related party, received in payment of notes and
        accounts receivable                                             $        --         $ 1,600,000
In addition to amounts reflected above, common stock was issued for:
       Settlement of debt                                               $ 1,246,086         $   940,000
       Consulting services                                              $   394,009         $   685,800
Other non-cash transactions:
       Stock options issued for accrued salaries                        $   683,368         $        --
=======================================================================================================

See accompanying notes.

GLOBETEL COMMUNICATIONS CORP.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003

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

NOTE 2 - NET INCOME (LOSS) PER COMMON SHARE

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during each period. The basic net loss is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Available stock options at September 30, 2003, were anti-dilutive and not considered common stock equivalents for purposes of computing net loss per common share.

NOTE 3 - ACCOUNTS RECEIVABLE AND SALES - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

Two customers accounted for 99% of the Company's sales for the three months ended September 30, 2003, including 28% attributable to the Brazil network and 71% to the Mexico network. The same two customers accounted for 97% of the Company's sales for the nine months ended September 30, 2003, including 25% attributable to the Brazil network and 72% to the Mexico network. The same two customers account for 99% of the Company's accounts receivable, including 40% attributable to the Brazil network and 59% to the Mexico network as of September 30, 2003.

Revenue of $73,740 and $221,220 was recognized during the three months and nine months ended September 30, 2003, respectively, in connection with the Company's service agreements for the Brazil and Philippines networks, representing $36,870 and $110,610 for each network.

In connection with the Brazil network, $568,458 and $1,315,915 during the three months and nine months ended September 30, 2003, respectively, was paid by our Brazilian network customer directly to a local provider of network termination services, and, accordingly, the accounts receivable due from the customer was reduced by the same amounts.

In connection with the Mexico network, $1,506,935 and $4,084,814 during the three months and nine months ended September 30, 2003, respectively, was paid by our Mexico network customer directly to a local provider of network termination services, and, accordingly, the accounts receivable due from the customer was reduced by the same amounts.

NOTE 4 - NON-READILY-MARKETABLE EQUITY SECURITIES, AVAILABLE FOR SALE

As of June 30, 2003, the Company had included in its current assets, $1,600,000 in non-readily marketable, available-for-sale equity securities, which represented 16 million shares of IP World (IPW) unrestricted stock, valued at $.10 per share, held in the Company's name. Further, as of June 30, 2003, the Company also included in other assets, $4,301,500 in non-readily marketable, available-for-sale equity securities, due from a related party, Charterhouse, which represented 70 million shares of IPW restricted stock valued at $.06145 per share, held by Charterhouse on the Company's behalf.

As of September 30, 2003, IP World Ltd. was in liquidation and was no longer listed in the Australian Exchange. The Company is still transacting with IPW to move out of liquidation and be relisted in the Australian Exchange. However, the outcome of the transaction can not be determined, therefore, the Company has charged off $4,301,500, of non-readily marketable, available-for-sale equity securities due from a related party as well as the $1,600,000, of non-readily marketable, available-for-sale equity securities it had in its name. These amounts are included in "reduction in fair value of receivables and marketable securities."

NOTE 5 - CONVERTIBLE NOTES RECEIVABLE

In September 2003, the Company entered into an agreement with Advantage Telecommunications Ltd. (ATC), an Australian telecommunications corporation where, for a strategic investment of $1.2 million, the Company would receive three-year convertible notes receivable with interest of 12% per year convertible into one share of $0.01 (Australian $0.01) of stock and one free attaching option exercisable at $0.01 (Australian $0.01). Upon conversion, the Company could own up to 50% of the stock of ATC, and would have control of the board of directors of ATC. As of September 30, 2003, $40,000 had been remitted to ATC and a total of $252,300 has been remitted as of the date of this report and the Company is committed to remit an additional $1.0 million during the fourth quarter.

NOTE 6 - NOTES AND LOANS PAYABLE, UNSECURED

In February 2003, the Company executed two unsecured promissory notes payable, each for $100,000 (to fund operations), to an unrelated third party, which was also a secured promissory note holder. Each note was originally due in May 2003, and included interest payable monthly at a rate of 25% per annum. The Company and the note holders subsequently agreed to extend due dates of the loans on a month-to-month basis under the same interest rate. The notes remain outstanding as of the date of this report.

In February 2003, the Company executed a $40,000 promissory note payable to another party, due on demand with interest payable at a rate of 2.5% per annum.

In June 2003, the Company executed a $200,000 promissory note payable to Commercebank, N.A., due in June 2004, with interest payable at a rate of one percent over the prime rate, currently 4%.

NOTE 7 - LOAN PAYABLE TO RELATED PARTY - CHARTERHOUSE

In January 2003, the Company received a $50,000 loan from Charterhouse. This loan payable, as well as the previous balance of $311,960, is unsecured, non-interest bearing and provides for no formal repayment terms.

NOTE 8 - INVESTMENT BANKING AGREEMENT

In January 2003, Fordham Financial Management, Inc., an investment banking firm, based in New York City, assumed all functions and responsibilities of Charles Morgan Securities to provide consulting services. Under the agreement, the Company was obligated to pay a monthly fee of $10,000. In June 2003, the firm and the Company agreed to suspend the monthly fee until both parties agree to resume the monthly fee. The Company paid total fees of $40,000 during the six months ended June 30, 2003. Pursuant to the agreement, the Company issued 4.9 million restricted shares of the Company's common stock as payment for services rendered. The Company charged $51,250 to expense during the three months ended September 30, 2003, based on an amount equal to one-half of the average bid and asked price of the Company's shares on the date of issuance.

NOTE 9 - GAIN ON DISPOSITION OF ASSETS AND SETTLEMENT OF LIABILITIES

In September 2003, the Company settled with one of its vendors to pay a lesser amount for the purchase of equipment that ultimately did not function as purported. Likewise, the Company wrote-off other outstanding long-term liabilities for purchase of equipment that also did not function properly. The settlement and write-off resulted in a gain of $91,085.

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

Three terminated employee were issued a total of 1.2 million free-trading shares of the Company's stock as severance pay. The Company charged $36,000 to expense during the three months ended September 30, 2003, based on an amount equal to the average bid and asked price of the Company's shares on the date of issuance.

NOTE 10 - PREFERRED STOCK

In May and June 2003, the Company applied for a loan with a financing company that brokered the transaction with several major European banks. The total amount of the loan is for $4.4 million and may be increased when and if additional funds become available. The loan amounts are payable over five (5) years at 5.5% per annum, with only interest being paid during the first year. Further, the loans are to be collateralized with preferred stock, which the banks can only convert in case of a default by the Company.

As of September 30, 2003, the transaction had not been consummated and the Company has withdrawn its application and the preferred stock totaling 1,194,356 shares that was being held in escrow has been cancelled.

In October 2003, the Company entered into an agreement with Fordham Financial Management Inc. to raise funds to finance the ATC transaction. In accordance with the agreement, the investors will receive preferred shares convertible upon investment that will be convertible into common stock. The Company expects to issue preferred stock to investors in November, 2003.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Overview

GlobeTel Communications Corp. ("GlobeTel") was organized in July 2002, under the laws of the State of Delaware. Upon its incorporation, GlobeTel was a wholly-owned subsidiary of American Diversified Group, Inc. (ADGI). ADGI was organized January 16, 1979, under the laws of the State of Nevada. ADGI had two other wholly-owned subsidiaries, Global Transmedia Communications Corporation (Global), a Delaware corporation, and NCI Telecom, Inc. (NCI), a Missouri corporation.

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

Results of Operations - Comparison of Three Months Ended September 30, 2003 and 2002

Revenues. During the three-month period ended September 30, 2003, our gross sales were $2,812,121, representing a decrease of 49% over the same period in the prior year when its gross sales were $4,259,486. This decrease is primarily because there were no related party transactions, related to the sale of networks, in the current period as compared to the prior year, when related party transactions totaling $2,028,575 was reported. Gross sales, excluding related party transactions in the prior year, actually increased by 26%.

Our two main customers were the source of over 99% of all revenues. Our Mexico Network generated $1,989,153 (or 71% of gross sales) from one customer and our Brazil network generated $803,053 (or 28% of gross sales) from another customer.

For the three months ended September 30, 2003, we had no income from International sales, compared to the same period in 2002 when we had international sales totaling 60% of total sales, representing revenues related to the network sales and services to related parties (Charterhouse) domiciled outside of the United States.

Cost of Sales. Our cost of sales consists primarily of the costs of depreciation of telecommunications equipment, technical services, rents and the wholesale cost of buying bandwidth purchased by us for resale. We had cost of sales of $2,203,587 for the three months ended September 30, 2003, compared to $2,549,203 for the same period in 2002. We expect cost of sales to increase in future periods only to the extent that our sales volume increases.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting service expenses, travel and other general corporate expenses. Our operating expenses for the three months ended September 30, 2003, was $812,724 compared to $832,599 for the same period in 2002.

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

Income (loss) from Operations. We had a loss from operations of $204,190 during the three months ended September 30, 2003, compared to an income of $877,684 during the same period in 2002. The difference in the margins is mainly attributable to extraordinary margins from the construction of networks in the prior year. For the current period, the loss was primarily due to lower margins in the termination traffic and also increased consulting and professional fees.

Other Income (Expense). Other income (expense) consists of interest expense on our borrowings and interest income earned on our cash and cash equivalents and receivables from related parties. We recorded interest income of $47 during the three months ended September 30, 2003, compared $17 during the same period in 2002.

During the three months ended September 30, 2003, we recorded a gain on the settlement of liabilities of $91,085 consisting of $23,517 for settlement of an amount owed to a vendor which was paid at a decreased amount from what was recorded in the books for providing equipment that did not function as purported. Likewise, we recorded a gain of $67,568 by writing off a long-term outstanding liability that has been forgiven because the equipment delivered was defective.

In June 2003, we recorded a gain of $34,365 in connection with the closing of operations of our St. Louis, Missouri office after all accounting adjustments were made. Interest expense during the three months ended September 30, 2003, was $19,550 compared to $21,545 during the same period in the prior year.

Net Loss. Our net loss for the three months ended September 30, 2003, was $4,967,486 compared to a net income of $641,132 during the same period in 2002. The net loss is primarily attributable to the writing off of our assets, specifically, the IPW stock which we are rendering without value as it is presently in liquidation and not listed in the Australian Exchange.

Results of Operations - Comparison of Nine months ended September 30, 2003 and 2002

Revenues. During the nine months ended September 30, 2003, we had gross sales of $8,905,232, compared to gross sales of $8,684,754 during the same period in 2002. The increase is primarily attributable to the growth of our sales from our Mexico and Brazil networks. During this period, our two main customers generated $8,621,473 in gross sales or 97% of all sales. Our Mexico network customer generated sales of $6,370,294 or 72% of all sales, while our Brazil network customer generated sales of $2,251,179 or 25% of total sales.

For the nine months ended September 30, 2003, we had no income from international sales, compared to the same period in 2002 when we had international sales totaling $5,717,150 or 66% of total sales, related to the network sales and services to related parties (Charterhouse) domiciled outside of the United States.

Cost of Sales. Our cost of sales consists primarily of the costs of depreciation of telecommunications equipment, technical services, rents and the wholesale cost of bandwidth purchased by us for resale. We had cost of sales of $6,451,431 for the nine months ended September 30, 2003, compared to $4,786,637 for the same period in 2002. We expect cost of sales to increase in future periods only to the extent that our sales volume increases. Our gross margin for the nine months ended September 30, 2003, was 28%, compared to 45% for the same period in 2002. The difference in the margins is mainly attributable to extraordinary margins from the construction of networks in the prior year.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting service expenses, travel and other general corporate expenses. Our operating expenses for the nine months ended September 30, 2003, was $1,838,962 compared to $2,304,812 for the same period in 2002. The decrease of approximately 30% was predominantly due to a decrease in consulting costs and overall reduction in monthly operating costs.

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

Income from Operations. We had an income from operations of $614,839 for the nine months ended September 30, 2003, compared to $1,593,305 for the same period in 2002.

Other Income (Expense). Other income (expense) consists of interest expense on our borrowings and interest income earned on our cash and cash equivalents and receivables from related parties. We recorded interest income of $188 during the nine months ended September 30, 2003, compared to $5,651 during the same period in the prior year. During the nine months ended June 30, 2002, we recorded a loss of $43,488 attributable to the forgiveness of accrued interest receivable. We did not incur any such loss in 2003.

During the nine months ended September 30, 2003, we recorded a gain on the settlement of liabilities of $91,085 consisting of $23,517 for settlement of an amount owed to a vendor, which was paid at a decreased amount from what was recorded in the books for providing equipment that did not function as purported. Likewise, we recorded a gain of $67,568 by writing off a long-term outstanding liability that has been forgiven because the equipment delivered was defective.

Interest expenses during the nine months ended September 30, 2003, were $95,736 compared to $35,041 during the same period in the prior year. Interest expense increased due to increases in notes and loans payable.

Net Loss. We had a net loss of $4,190,137 for the nine months ended September 30, 2003, compared to net income of $1,305,403 during the same period in 2002. The net loss is primarily attributable to writing off assets, specifically, the IPW stock as it is presently in liquidation and is not listed on the Australian Exchange.

Liquidity and Capital Resources.

As of September 30, 2003, we had $280,181 of cash and cash equivalents compared to $201,631 at December 31, 2002, and $26,190 as of September 30, 2002. We had accounts receivable of $3,799,324 as of September 30, 2003, compared to $1,747,819 on December 31, 2002, and $2,399,541 as of September 30, 2002. At
September 30, 2003, eight customers accounted for all of our accounts receivable similar to September 30, 2002, when six customers accounted for all of our accounts receivable. We believe that all of our accounts receivable are collectible, although we have recorded an allowance for doubtful accounts of $86,834 as of September 30, 2003.

We had non-readily marketable, available-for-sale equity securities (IPW stock) totaling $1,600,000 as of June 30, 2003, and December 31, 2002. These securities were written off as of September 30, 2003, as IPW was in liquidation and the stock was de-listed from the Australian Exchange.

As of September 30, 2003, our current assets were $4,119,505 compared to $3,549,450 as of December 31, 2002, and $4,025,731 as of September 30, 2002. The
increase in current assets was primarily as a result of increase in our accounts receivable from customers.

As of June 30, 2003, and December 31, 2002, we had non-readily marketable, available for sale equity securities due from related party - Charterhouse, totaling $4,301,500 compared to $1,850,750 as of June 30, 2002. This amount represented 70 million shares of IPW restricted stock valued at $.06145 per share, held by Charterhouse on our behalf. These securities were written off as of September 30, 2003, as IPW was in liquidation and the stock was removed from the Australian Exchange.

Our total assets as of September 30, 2003, were $4,751,109, compared to $8,344,884 at December 31, 2002, and $8,757,243 at September 30, 2002. The
decrease in total assets is primarily attributable to the writing off of the IPW stock as previously noted.

Our total current liabilities as of September 30, 2003, were $1,959,814, compared to $4,131,015 at December 31, 2002, and $4,651,765 at September 30, 2002. The decrease was primarily due to decreases in accounts payable, liabilities payable in IPW shares, which are written off, and settlement of debt.

Our cash used in operating activities was $898,508 for the nine months ended September 30, 2003, compared to $579,015 during the same period in the prior year. Our net cash used in investing activities was $292,950 for the nine months ended September 30, 2003, compared to $3,186 used by investing activities for the same period in the prior year. Cash provided by financing activities was $1,270,008 for the nine months ended September 30, 2003, compared to $576,158 for the same period in the prior year.

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

In October 2003, we engaged Fordham Financial Management, Inc. to act as the Company's exclusive Placement Agent with respect to the sale by the Company on any "best efforts" basis of up to 150,000 shares of the Company's Series A Convertible Redeemable Preferred (the "Shares") to be offered for sale as described in an Offering Circular dated October 17, 2003 (the "Memorandum") to be provided to investors, at a purchase price of $16.67 per Share. The minimum purchase shall be 3,000 shares equivalent to $50,000 with the Placement Agent having the right to waive the minimum purchase requirement in its discretion. Fordham Financial shall receive at each closing a commission equal to 10% or $1.67 per Share sold.


Item 3.  Controls and Procedures.

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

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

There was no new litigation to report during the period ended September 30, 2003, and there are no new developments related to previously reported litigation. For legal proceedings regarding previously reported litigation, refer to the discussion in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

Item 2. Changes in Securities.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit No.       Document Description

   2 Agreement and Plan of Exchange (filed as Annex A to our Special Meeting Proxy Statement on Schedule 14A and incorporated herein by reference)
   3.1            Articles of  Incorporation  (filed as Exhibits  3.1,  3.2 and
                  3.3 to our Registration Statement on Form 10-SB and incorporated herein by reference)
   3.2 Bylaws (filed as Exhibit 3.4 to our Registration Statement on Form 10-SB and incorporated herein by reference)
   31.1 Certification Pursuant to 18 U.S.C. ss.1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  - Chief Executive Officer
   31.2 Certification Pursuant to 18 U.S.C. ss.1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  - Chief Financial Officer
   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
   32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer


(b) Form 8-K.

We did not file a Report on Form 8-K during the quarter ended September 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBETEL COMMUNICATIONS CORP.


Registrant
By: /s/ Timothy Huff
Timothy Huff, Chief Executive Officer


Dated: November 19, 2003


By:  /s/ Thomas Y. Jimenez
Thomas Y. Jimenez, Chief Financial Officer

Dated: November 19, 2003