Form 10KSB
period 2003-12-31
GLOBETEL COMMUNICATIONS CORP
filed 2004-04-27
CIK 919742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994

                For the transition period from _______ to _______

                         Commission File Number: 0-23532

                          GLOBETEL COMMUNICATIONS CORP.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                Delaware                                     88-0292161
---------------------------------------------- ---------------------------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)


9050 Pines Blvd.  Suite 110  Pembroke Pines, Florida          33024
-----------------------------------------------------  -------------------------
 (Address of Principal Executive Offices)                   (Zip Code)


Issuer's telephone number:       (954) 241-0590
                           ---------------------------

Securities registered under Section 12 (b) of the Exchange Act:

         Title of each class               Name of exchange on which registered

-----------------------------------         ----------------------------------

-----------------------------------         ----------------------------------


Securities registered under Section 12 (g) of the Exchange Act:

                    Common Stock, Par Value $.00001 Per Share
         --------------------------------------------------------------
                                (Title of class)

         --------------------------------------------------------------
                                (Title of class)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year ended December 31, 2003:
$11,351,939.

As of April 12, 2004, there were 741,771,766 shares of the issuer's common stock issued and outstanding. Affiliates of the issuer own 93,731,725 shares of the issuer's issued and outstanding common stock and the remaining 648,040,051 shares are held by non-affiliates. The aggregate market value of the shares held by non-affiliates at April 12, 2004, was $68,044,205.

DOCUMENTS INCORPORATED BY REFERENCE:

There are documents incorporated by reference in this Annual Report on Form 10-KSB, which are identified in Part III, Item 13.

Transitional Small Business Disclosure Format (Check one):  Yes ___  No _X_

(*) Affiliates for the purposes of this Annual Report refer to the officers, directors of the issuer and subsidiaries and/or persons or firms owning 5% or more of issuer's common stock, both of record and beneficially.

                                TABLE OF CONTENTS
                                                                            Page
                                     PART I

Item 1. Description of Business                                               3
Item 2. Description of Property                                               7
Item 3. Legal Proceedings                                                     7
Item 4. Submission of Matters to a Vote of Security Holders                   7

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters             8
Item 6.  Management's Discussion and Analysis of Financial Conditions and
           Results of Operations                                             10
Item 7.  Financial Statements                                                13
Item 8.  Changes In and Disagreements With Accountants on Accounting and
           Financial Disclosure                                              35
Item 8a. Controls and Procedures                                             35

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons        35
Item 10. Executive Compensation                                              37
Item 11. Security Ownership of Certain Beneficial Owners and Management      38
Item 12. Certain Relationships and Related Transactions                      38
Item 13. Exhibits and Reports on Form 8-K                                    39
Item 14. Principal Accountant Fees and Services                              39

                                     PART I

Forward-Looking Statements and Risk Factors

Certain information included in this Form 10-KSB and other materials filed or to be filed by Globetel Communications Corp. ("Globetel," "we" "us" or "ours") with the Securities and Exchange Commission (as well as information included in oral or written statements made from time to time by us, may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as "believe", "plan", "will likely result", "expect", "intend", "will continue", "is anticipated", "estimate", "project", "may", "could", "would", "should" and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the "Act").

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

The following risk factors may affect our operating results and the environment within which we conduct our business. If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements. These risk factors include, but are not limited to, changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending or restaurant dining occasions, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response to those attacks, including the armed conflict in Iraq or other potential countries; increasing competition in the VoIP segment of the telecommunications industry; adverse Internet conditions which impact customer traffic on our Company's networks in general and which cause the temporary underutilization of available bandwidth; various factors which increase the cost to develop and/or affect the number and timing of the openings of new networks, including factors under the influence and control of government agencies and others; fluctuations in the availability and/or cost of local minutes or other resources necessary to successfully operate our Company's networks; our Company's ability to raise prices sufficiently to offset cost increases, including increased costs for local minutes; depth of management; adverse publicity about us and our networks; our current dependence on affiliates in our overseas markets; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our Company's growing operations; relations between our Company and its employees; legal claims and litigation against the Company; the availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures; changes in, or any failure to comply with, governmental regulations; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; and other risks and uncertainties referenced in this Annual Report on Form 10-KSB. This statement, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E and the Securities Exchange Act of 1934, as amended from time to time (the "Act").

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

ITEM 1.  DESCRIPTION OF BUSINESS

General

GlobeTel Communications Corp. (Globetel), a Delaware corporation established in July 2002, is engaged in the business of providing telecommunication services, primarily involving Internet telephony using Voice over Internet Protocol ("VoIP") equipment.

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

Internet Protocol or IP, is not ideal for voice transmission. The "protocol" defines the means by which digital transmissions are broken into small pieces, called "packets," and the packets are sent to, or received from, the desired location. IP does not require that the packets all take the same path through the Internet, or that they arrive in the same sequence in which they were sent. When they do arrive, they are reassembled in correct order and presented to the user. The users see this when browsing the Internet, as the "thermometer" on the browser shows the packets arriving until all are present and the Web page is presented. This process of reassembling out-of-order packets is called "buffering."

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

Networks

To provide our services without buffering delays, we arrange with licensed communications carriers in each desired country to place electronic equipment, called a "hub," on the carrier's premises. The hub is connected to the regular telephone network in that country. We maintain similar hubs in New York City, Miami and Los Angeles in the United States. The hubs are connected by one of two kinds of network, either of which allows VoIP packets to be received in the same order they were transmitted, avoiding any buffering.

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

A virtual network is limited as to the amount of traffic it can handle. When the limit begins to be approached, we make arrangements with one of several major Internet service providers who maintain a physical connection between the United States and the desired country, in the form of a leased high-speed line. Leased lines have much greater traffic-carrying capacity than virtual networks. We connect our hubs to the leased line at both ends and are immediately able to handle a greater volume of calls than the virtual network allows.

At present we have virtual networks serving callers in Venezuela, the United Kingdom, Australia, China, Philippines and Malaysia and physical networks serving customers in Hong Kong, Brazil and Mexico. Within each country served, depending on traffic volume within the country, we may establish subsidiary hubs in other major cities, fed from the principal hub.

Enhanced Services Platform

Our Enhanced Services Platform, or ESP, is a proprietary software package that runs on our hubs and provides a group of enhanced messaging features to users of our networks. These services include:

o    Call waiting, call forwarding, conference calling, voice mail;
o Voice to e-mail. This feature permits customers to dial a local number and have e-mail messages in his or her e-mail inbox read aloud by the ESP, over the phone. Customers may also dictate a reply over the phone, which the ESP will record and transmit to the e-mail sender as a voice attachment to a reply message.
o "Follow me" service. This feature allows customers to "program" the ESP to have calls forwarded to another location. o Fax service. This feature allows customers to send and receive faxes from their phones over our facilities.
o Calling card services. These allow customers to use pre-paid calling cards purchased from a Web site or from a local vendor to place calls over our facilities. After obtaining a calling card and getting a personal identification number (PIN), customers dial their local access number and enter their PIN to place calls.

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

Stored Value Cards

In late 2003, we began offering a new international telecommunications and financial services program which we call the Magic Money Card Program ("Program"). The Magic Money Card is a true stored value debit card offering prepaid long distance and international calling services along with a host of non-telephony services in each country that it is offered. We developed the Magic Money Card as a stored value product to sell into specific ethnic communities in the United States which connects them with their families in their home countries. We provide them with such stored value services as inexpensive prepaid calling services, money remittance services, electronic banking services and a full complement of debit card services that are offered anywhere the Maestro and Cirrus logos are found, which covers over 20 million merchants and 1 million ATMs around the world.

At the moment, our programs are geared towards the ethnic communities of Latin Americans and Asians living in the U.S. and tying them to their home countries. One of our key goals is to tap into the multi-billion dollar money remittance market while providing all of the other financial and non-financial services not commonly available to these ethnic groups and not found in competitors' programs.

The Magic Money Card services are available to our cardholders in all of the countries that are registered on our network. We are able to issue Magic Money Cards to each cardholder in their respective country and cardholders are able to link services and features with other cardholders. Additionally, with our telephone networks and international carrier agreements, we are able to offer them access to our calling network through each local carrier participating in the Program.

To connect these overseas network "spokes" to the main "hub" of the Program in the United States, we enter into relationships with local banks to act as a depository for the cardholder's funds in the U.S. and provide us with a bank identification number (BIN) with MasterCard to issue domestic Magic Money Cards to be registered on our network ("BIN Bank Program"). The BIN Bank Program proposal is fee based whereby the bank will act as a depository for Magic Money Card cardholder's funds, receiving the benefits of these deposits while receiving a monthly fee from us for each active Magic Money Card cardholder in the U.S. and, independently, the bank will receive a portion of the fees collected by MasterCard for each service rendered to Magic Money Card cardholders. There are no administrative services required or expenses incurred by the bank nor are there any financial risks as we and our in-country partners will be providing all of the MasterCard processing services. We, along with our in-country partners, will be providing customer service to the Magic Money Card cardholders.

For example, one of our major market is Mexico. We have a carrier services agreement and are providing prepaid calling services to one of the licensed Mexican telephone companies. Our program is able to connect Mexicans working in the U.S. with their families in Mexico providing an inexpensive way for families to stay in touch and for Mexican workers in this country to send money home to their families. We have developed the same business relationships in Venezuela, Brazil and Colombia. In Asia, we are forming relationships with banks and carriers in the Philippines, Hong Kong, Australia, and the U.K.

Super Hubs(TM)

Our strategic plan is to install a worldwide VoIP network, which will consist of regional centers (which we refer to as VoIP International Super Hubs(TM), or simply Super Hubs(TM)) strategically located around the world. Each Super Hub(TM) controls network activity regionally, for example in South America or in East Asia, and is connected directly to a United States point of presence (PoP).

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

In March 2004, we entered into a binding letter of intent to purchase substantially all of the assets of Sanswire Technologies, Inc., subject to the completion of due diligence, the satisfaction of several conditions set forth in the binding letter of intent and the execution of a definitive Purchase Agreement by April 30, 2004.

Sanswire is developing a National Wireless Broadband Network utilizing high-altitude airships called Stratellites that will be used to provide wireless voice, video, and data services. A Stratellite is similar to a satellite, but is stationed in the stratosphere rather than in orbit. At an altitude of only 13 miles, each Stratellite will have clear line-of-site to an entire major metropolitan area and should allow subscribers to easily communicate in "both directions" using readily available wireless devices. Each Stratellite will be powered by a series of solar powered hybrid electric motors and other regenerative fuel cell technologies.

In addition to Sanswire's National Wireless Broadband Network, proposed telecommunications uses include cellular, 3G/4G mobile, MMDS, paging, fixed wireless telephony, HDTV and others.

We strongly believe that we will be able to use the Stratellites as the most efficient and cost-effective means of interconnecting our Super Hubs(TM). However, the technology for the Stratellites is new and we do not know if all of this technology can and will be developed for commercial use.

Competitive Business Conditions

The telecommunications industry is highly competitive, rapidly evolving and subject to constant technological change and to intense marketing by different providers of functionally similar services. Since there are few, if any, substantial barriers to entry, except in those markets that have not been subject to governmental deregulation, we expect that new competitors are likely to enter our markets. Most, if not all, of our competitors are significantly larger and have substantially greater market presence and longer operating history as well as greater financial, technical, operational, marketing, personnel and other resources than we do. Our use of VoIP technology and proprietary enhanced services platform enables us to provide customers with competitive pricing for their telecommunications needs. Nevertheless, there can be no assurance that we will be able to successfully compete with major carriers including other VoIP telephony providers and traditional phone companies, in present and prospective markets. These markets include Mexico, Brazil, Venezuela, Colombia, Australia, the Philippines Hong Kong and Malaysia. GlobeTel's business strategy is to provide competitive pricing to small to mid-sized businesses and individuals to increase our customer base and we are pursuing large multi-national corporations which operate in a number of our markets. We are dependent upon local independent affiliates or associates partners in each market for sales and marketing, customer service and technical support to terminate and originate our IP telephony services. This marketing strategy should minimize our dependency on any single market and/or group of customers and lessen our costs and expedite our entry into markets. There can be no assurance that we will be able to successfully compete in our present and prospective markets.

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

Our operations in foreign countries must comply with applicable local laws in each country we serve. The communications carrier with which we "partner" in each country is licensed to handle international call traffic, and takes responsibility for all local law compliance. For that reason we do not believe that compliance with foreign laws will affect our operations or require us to incur any significant expense.

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

Number of total employees and number of full-time employees

GlobeTel at present has 15 full-time employees, including our executive officers and two consultants. We do not believe that we will have difficulty in hiring and retaining qualified individuals in the field of Internet telephony, although the market for skilled technical personnel is highly competitive.


ITEM 2.  DESCRIPTION OF PROPERTY

GlobeTel leased facilities at 444 Brickell Avenue, Suite 522, Miami, Florida 33131. The Company is under a five-year lease expiring April 2005 with a present monthly rent of $3,463. Since the Miami facility does not provide sufficient space for equipment and personnel for our growing operations, we have leased additional facilities at 9050 Pines Blvd., Suite 110, Pembroke Pines, Florida 33024, as of April 1, 2004. For this new facility, the lease will expire in June 2009, with an initial monthly rent of $5,462, and increases of 4% per year. The condition of our leased facility is deemed to be satisfactory for our business operations for the foreseeable future.

We had another facility leased in Jersey City, New Jersey, which, effective November 2001, was sub-leased to one of our consultants and customer. Pursuant to the sublease agreement, the customer/consultant maintained the obligation of the monthly rent of $1,600, and at January 31, 2003, the lease expired and the Company has no further obligation to the lessee.


ITEM 3.  LEGAL PROCEEDINGS

We are a defendant in a lawsuit file by Matthew Milo and Joseph Quattrocchi, two former consultants, filed in the Supreme Court of the State of New York (Richmond County, Case no. 12119/00 and 12118/00). This lawsuit relates to consulting services that were provided by Mr. Milo and Mr. Quattrocchi and a $50,000 loan advanced by these individuals, dated May 14, 1997, of which $35,000 has been repaid.

We entered into an agreement with Mr. Milo and Mr. Quattrocchi as consultants on June 25, 1998. The agreement was amended on August 15, 1998. On November 30, 1998, both Mr. Milo and Mr. Quattrocchi resigned from their positions as consultants to our company without fulfilling all of their obligations under their consulting agreement. We issued 3 million shares each to Mr. Milo and Mr. Quattrocchi as consideration under the consulting agreement. We have taken the position that Mr. Milo and Mr. Quattrocchi received compensation in excess of the value of the services that they provided and the amounts that they advanced as loans.

Mr. Milo and Mr. Quattrocchi disagreed with our position and have commenced an action against us that is pending in the Supreme Court of the State of New York. Mr. Milo and Mr. Quattrocchi claim that they are entitled to an additional 24,526,000 shares of our common stock as damages under the consulting agreement and to the repayment of the loan balance. We believe that we have meritorious defenses to the Milo and Quattrocchi action, and we have counterclaims against Mr. Milo and Mr. Quattrocchi. However, we cannot project an outcome with any certainty. We have not entered into any settlement negotiations with Mr. Milo and Mr. Quattrocchi and we do not believe that we would be materially adversely affected by the outcome of this proceeding.

There is presently an outstanding claim against us related to an equipment lease which approximates $53,311 and is reflected as part of capital lease obligations, current portion. As of April 12, 2004, the lessor has not commenced any legal action against us and we believe that we may be able to enter into settlement agreement. We do not believe that we will be materially adversely affected by these liabilities.

Globetel is in the process of taking legal actions against our associate and customer in Mexico for non-payment of the amount they owe us. This customer has substantial assets, including telecommunications equipment, existing working networks and Mexico tax refunds which they have proposed to turn over to us. The motion filed in the Mexican courts was necessary to formally request that Globetel become the assigned payee of the tax refund receivable and formally secure the equipment and to take over the operations of the existing networks.

This situation with our customer has caused us to write-off $648,812 as a bad debt expense. In February 2004, the customer agreed that proceeds from the network operations will be paid totally to Globetel, including the customer's portion of the profit-sharing, until the amount they owe us has been fully paid. Upon full payment, we will begin the sharing profits again in accordance with the contract.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Price

Our shares of common stock are quoted on the Over-the-Counter Bulletin Board (OTCBB) quotation system under the symbol GTEL. As of April 12, 2004, there are approximately 22 market makers in our common shares.

The following information sets forth the high and low bid price of our common stock during fiscal 2003 and 2002 and was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                        High              Low
CALENDAR 2002

Quarter Ended March 31,                                 $.0690            $.0185
Quarter Ended June 30,                                  $.0530            $.0250
Quarter Ended September 30,                             $.0510            $.0250
Quarter Ended December 31,                              $.0500            $.0295


CALENDAR 2003

Quarter Ended March 31,                                 $.0440            $.0200
Quarter Ended June 30,                                  $.0290            $.0151
Quarter Ended September 30,                             $.0400            $.0190
Quarter Ended December 31,                              $.1310            $.0250


CALENDAR 2004

Quarter Ended March 31,                                 $.1960            $.0500


(b) Holders

As of April 12, 2004, there were approximately 24,000 beneficial owners of our common stock.

(c) Dividends

We have never paid a dividend and do not anticipate that any dividends will be paid in the near future. We currently have no funds from which to pay dividends and as of December 31, 2003 and our accumulated deficit was $26,494,167. We do not expect that any dividends will be paid for the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

In September 2003, the board of directors authorized the issuance of stock options totaling 47,751,200 shares to the officers of the company in return for the forgiveness of $683,168 in accrued salaries and $33,100 in other accrued expenses through December 31, 2002. The stock options were exercisable at the lower of $.015 per share or 50% of the closing market price.

In December 2003, the board of directors authorized the issuance of stock options totaling 16,333,333 shares to the officers of the company in return for the forgiveness of $245,000 in accrued salaries through December 31, 2003. The stock options were exercisable at the lower of $.015 per share or 50% of the closing market price.

On January 8, 2004, the officers exercised their rights to convert the stock options into common stock at $.015 and as a result, we issued 64,084,533 shares of common stock in January 2004, in accordance with the stock option agreements.

Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities issued and/or sold by us during the twelve months ended December 31, 2003, including the dates and amounts of securities sold; the persons or class of persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received.

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
                                       Charterhouse Consultancy)
--------------------------------------------------------------------------------------
07/09/2002    Common Stock  1,000,000  George LeFevre            Services valued at
                                                                         $30,000
--------------------------------------------------------------------------------------
07/09/2002    Common Stock  1,000,000  Scott Abscher             Services valued at
                                                                         $30,000
--------------------------------------------------------------------------------------
07/09/2002    Common Stock  3,000,000  Charterhouse Investments  Services valued at
                                                                         $90,000
--------------------------------------------------------------------------------------
08/02/2002    Common Stock   250,000   Robinson Markel           Private Placement at
                                                                          $ .028
--------------------------------------------------------------------------------------
08/21/2002    Common Stock  5,837,500  Paul Taboada              Broker fees valued at
                                                                        $116,750
--------------------------------------------------------------------------------------
08/21/2002    Common Stock   412,500   Sperry Younger            Broker fees valued at
                                                                          $8,250
--------------------------------------------------------------------------------------
08/21/2002    Common Stock  6,250,000  Charles Morgan Securities Broker fees valued at
                                                                        $125,000
--------------------------------------------------------------------------------------
08/28/2002    Common Stock  7,500,000  Clay Realty               Loan collateral
--------------------------------------------------------------------------------------
08/28/2002    Common Stock  7,500,000  Brantridge Holdings       Loan collateral
--------------------------------------------------------------------------------------
10/01/2002    Common Stock  2,220,000  Sigma Online              Services valued at
                                                                         $33,300
--------------------------------------------------------------------------------------
11/07/2002    Common Stock  15,000,000 Andrew Roth               Loan collateral
--------------------------------------------------------------------------------------
11/14/2002    Common Stock   500,000   Robinson Markel           Private Placement at
                                                                          $ .035
--------------------------------------------------------------------------------------
12/06/2002    Common Stock  15,000,000 Andrew Roth               Loan collateral
--------------------------------------------------------------------------------------
12/06/2002    Common Stock  30,000,000 TR Enterprises            Loan collateral
--------------------------------------------------------------------------------------
12/06/2002    Common Stock  12,500,000 Paul Taboada              Broker fees valued
                                                                        $250,000
--------------------------------------------------------------------------------------
12/30/2002    Common Stock  1,000,000  James E. Kimble           Services valued at
                                                                         $15,000
--------------------------------------------------------------------------------------
12/31/2002    Common Stock  2,000,000  Marcelino Reyes           Services valued at
                                                                         $40,000
--------------------------------------------------------------------------------------
12/31/2002    Common Stock   500,000   Robert McInerney          Services valued at
                                                                         $10,000
--------------------------------------------------------------------------------------
12/31/2002    Common Stock  2,000,000  Bretton Hill (2)          Balance due for
                                                                 Acquisition of Global
--------------------------------------------------------------------------------------
12/31/2002    Common Stock   673,338   Bretton Hill              Interest valued at
                                                                         $10,000
--------------------------------------------------------------------------------------
03/14/2003    Common Stock  2,200,000  Mandalay Industries, Inc. Services valued at
                                                                         $22,000
--------------------------------------------------------------------------------------
03/14/2003    Common Stock  1,800,000  Fordham Fin. Mgmt. Inc.   Broker fees valued
                                                                         $18,000
--------------------------------------------------------------------------------------
05/07/2003    Common Stock  1,100,000  Mandalay Industries, Inc. Services valued at
                                                                         $11,550
--------------------------------------------------------------------------------------
05/07/2003    Common Stock    900,000  Fordham Fin. Mgmt. Inc.   Broker fees valued
                                                                         $18,000
--------------------------------------------------------------------------------------
05/22/2003    Common Stock  2,500,000  Clay Realty, Inc.         Loan collateral
--------------------------------------------------------------------------------------
05/22/2003    Common Stock  2,500,000  Brantridge Holdings       Loan collateral
--------------------------------------------------------------------------------------
05/22/2003    Common Stock  9,000,000  Infinity Capital Partners Conversion of 60% of
                                                                 $239,206 of debt
--------------------------------------------------------------------------------------
05/22/2003    Common Stock  6,000,000  Timothy M. Huff           Conversion of 40%
                                                                 $239,206 of debt
--------------------------------------------------------------------------------------
05/22/2003    Common Stock  4,000,000  Gerard Harryman           Settlement of
                                                                 $55,000 of debt
--------------------------------------------------------------------------------------
07/18/2003    Common Stock 12,844,000  Michael Terry             Conversion of
                                                                 $256,880 of debt
--------------------------------------------------------------------------------------
09/03/2003    Common Stock    944,444  Charles Morgan Securities  Services valued at
                                                                         $11,806
--------------------------------------------------------------------------------------
09/03/2003    Common Stock    900,000  Fordham Fin. Mgmt. Inc.   Services valued at
                                                                         $11,250
--------------------------------------------------------------------------------------
09/03/2003    Common Stock  1,100,000  Mandalay Industries, Inc. Services valued at
                                                                         $13,750
--------------------------------------------------------------------------------------
09/03/2003    Common Stock  3,847,222  Mandalay Industries, Inc. Services valued at
                                                                         $48,090
--------------------------------------------------------------------------------------
09/29/2003    Common Stock    656,867  Charles Morgan Securities Services valued at
                                                                          $8,211
--------------------------------------------------------------------------------------
10/09/2003    Common Stock  4,281,333  Michael Terry             Additional shares due
                                                                   for conversion of
                                                                   debt
--------------------------------------------------------------------------------------
10/09/2003    Common Stock  3,650,000  Leigh A. Coleman          Consulting services
                                                                   valued at $73,000
--------------------------------------------------------------------------------------

10/09/2003    Common Stock  2,000,000  Thomas Y. Jimenez         Officer's salary
                                                                  valued at $40,000
--------------------------------------------------------------------------------------
12/31/2003    Common Stock  7,500,000  Timothy M. Huff           Officer's salary
                                                                   valued at
                                                                   $112,500
--------------------------------------------------------------------------------------
12/31/2003    Common Stock  1,166,667  Thomas Y. Jimenez         Officer's salary
                                                                  valued at $17,500
--------------------------------------------------------------------------------------

As further discussed in Note 4 in the Notes to the Financial Statements, we entered into an agreement with Fordham Financial Management Inc. to raise $2,500,000 to finance our purchase of the assets of Advantage Telecommunications, Ltd. In accordance with the agreement, the investors will receive preferred shares convertible into common stock upon investment. An Offering Circular was made available to investors on October 17, 2003.

We had $1,200,000 subscribed as of December 31, 2003, and had received $717,140, which represents the subscriptions less fees totaling $107,860 and $375,000 that were not received until after December 31, 2003. The full amount of $2,500,000 had been subscribed as of January 31, 2004 and funds fully received as of February 2004.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

General

This discussion and analysis should be read in conjunction with our Company's Consolidated Financial Statements and related notes found elsewhere in this Annual Report on Form 10-KSB.

Twelve months ended December 31, 2003 ("Fiscal 2003") compared to twelve months ended December 31, 2002 ("Fiscal 2002")

Results of Operations

Revenues. During the fiscal 2003, our gross sales were $11,351,939, representing a decrease of 2.9% over the same period in the prior year when our gross sales were $11,689,573. This decrease is primarily because there were no related party transactions in fiscal 2003 as compared to fiscal 2002, when related party transactions totaling $5,717,150 were reported.

Our gross sales, compared to the prior year when excluding related party transactions, actually increased by $5,379,516 or 90.07%.

Our two main customers were the source of over 93% of all revenues. Our customer utilizing the Mexico network generated $7,569,007 or 67% of gross sales and our customer utilizing the Brazil network generated $3,043,348, or 26% of gross sales.

We did not have income from international sales during fiscal 2003, compared to 2002 when we had international sales totaling 49% of total sales, representing revenues related to the network sales and services to related parties (Charterhouse) domiciled outside of the United States.

Cost of Sales. Our cost of sales consists primarily of the wholesale cost of buying bandwidth purchased by us for resale, technical services, rents and the costs of depreciation of telecommunications equipment. We had cost of sales of $8,840,872 for fiscal 2003, compared to $6,566,944 for fiscal 2002. We expect cost of sales to increase in future periods to the extent that our sales volume increases.

Gross Margin. Our gross margin was $2,511,067 or 22.12% for fiscal 2003, compared to $5,122,629 or 43.5% of total revenues in fiscal 2002, a decrease of $2,611,562 or 51%. The decrease is primarily due to the fact that there was a higher margin resulting from the related party transactions in fiscal 2002. The gross margin for non-related party transaction is 22% for 2003 and 16% for 2002.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting service expenses, travel and other general corporate expenses. Our operating expenses for fiscal 2003 were $3,805,388 compared to fiscal 2002 operating expenses of $3,492,894, an increase of $292,494 or 8%. The increase is primarily due to an increase in bad debts resulting from our networks in Mexico and Brazil, totaling $1,409,994. When excluding bad debt expense, our actual operating expenses decreased by 22% from the previous year, primarily because of substantially reduced consulting and brokers' fees paid in fiscal 2003. (See Note 11 and Note 12 to the Notes to Financial Statements with respect to consulting agreements executed in January 2002, and August 2002, respectively, for investment banking services).

Our operating expenses are expected to further decrease as a percentage of revenues in future periods because our existing operating infrastructure will allow increases in revenues without having to incrementally add operating expenses. However, our expenses may increase in absolute dollars as we continue to expand our network termination locations worldwide and incur additional costs related to the growth of our business and being a public company.

Income(Loss) from Operations. We had an operating loss of $1,294,321 for fiscal 2003 as compared to operating income of $1,629,735 in fiscal 2002. The results of operations of the company were directly impacted by the bad debt recognized in fiscal 2003 as discussed above and in the prior year, we had higher margins resulting from the related party transactions, also as previously discussed above. (See Note 3 to the Notes to Financial Statements).

Other Income (Expense).

We had net other expenses totaling $4,908,205 during fiscal 2003 compared to $308,441 during fiscal 2002.

Other income during fiscal 2003 resulted from a gain of $26,274 by paying a vendor a lesser amount than what was recorded in the books as settlement for providing equipment that did not function as purported. We also reported a net gain of $55,842 in connection with the closing of operations of our St. Louis, Missouri office after accounting adjustments were made.

We did not have interest income in fiscal 2003 compared to $6,528 in fiscal 2002. This amount was substantially all the other income in fiscal 2002.

Other expense of $4,834,878 in fiscal 2003 was as a result of the write-off of assets and liabilities resulting from the transactions in Australia and a loss of $42,301 resulting from the disposal of defective equipment. For fiscal 2002, other expenses included $247,379 associated with the reincorporation of the company and loss of $43,488 on forgiveness of accrued interest receivable from officers. Interest expense for fiscal 2003 was $113,142 compared to $24,102 during fiscal 2002. Interest expense increases were due to substantially more notes and loans payable in fiscal 2003.

Net Income (Loss). We had a net loss of $6,202,526 in fiscal 2003 compared to net income of $1,321,294 during fiscal 2002. The net loss is primarily attributable to the writing-off of our assets, specifically, the IPW stock which we are rendering without value as it is presently in liquidation and not listed in the Australian Exchange and the recording of bad debts or write-offs of accounts receivable.

In order for us to pay our operating expenses during 2003 and 2002, including certain operating expenses of our then wholly-owned subsidiaries, we raised $500,000 and $24,500 from the sale of common stock in 2003 and 2002 respectively and raised $144,194 and $8,593 from proceeds from related party payables in 2003 and 2002, respectively. We generated $784,259 from loans and notes payable in 2003 and $1,922,488 in 2002. During 2003, we also raised a net amount of $717,140 from the sales of preferred stock.

Liquidity and Capital Resources

At December 31, 2003, we had total assets of $4,144,231 compared to total assets of $8,344,884 as of December 31, 2002. The current assets at December 31, 2003, were $3,691,721 compared to $3,549,450 at December 31, 2002.

The decrease in total assets was primarily due to the write-off of receivables related to the related party transactions totaling $4,301,500 as discussed in
Note 3 of the Notes to the Financial Statements. The increase in current assets is primarily attributable to an increase in accounts receivable to $3,093,427 (net of an allowance for doubtful accounts of $378,787) at year end 2003, compared to $1,747,819 (net of an allowance for doubtful accounts of $1,094,420) at year end 2002. Further, we had made deposits totaling $302,300 for purchase of equipment and $71,000 as prepayment to our carriers in fiscal 2003. Finally, we recorded a write-off of $1,600,000 in non-readily marketable securities, available-for-sale as also discussed in Note 3 of the Notes to the Financial Statements.

Our total current liabilities were $1,908,686 at December 31, 2003, compared to $4,131,015 at December 31, 2002. The decrease in current liabilities was primarily a result of writing-off accounts payable, to be satisfied with non-readily marketable securities as discussed in Note 3 of the Notes to the Financial Statements, paying off notes payable and paying off accrued officers' salaries by issuances of stock options.

Accounts payable increased from $639,323 to $871,241 primarily due to costs associated with operations of the network.

As of December 31, 2002, we had long-term notes payable to our former chairman, totaling $55,000 which we satisfied in 2003 by issuing common stock totaling 4,000,000 shares. We do not have any other long-term liabilities as of December 31, 2003.

We had a negative cash flow from operations of $1,389,102 in 2003 compared to $1,038,461 in 2002. The significant change was primarily due to the increased level of operations and operating activities.

We used $607,401 for investing activities in 2003 compared to $74,290 in 2002. The increase is due to deposits and purchase of equipment.

Net cash provided by financing activities increased substantially in 2003 to $2,019,866 from $1,282,149 in 2002. The increase was principally due to proceeds from sales of common and preferred stock and financing and notes payable. As reflected in the accompanying financial statements, during the year ended December 31, 2003, we had a net loss of $6,202,526 compared to a net income of $1,321,294 during 2002. Consequently, there is an accumulated deficit of $26,494,164 at December 31, 2003, compared to $20,291,641 at December 31, 2002.

ITEM 7. FINANCIAL STATEMENTS


                  GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
INDEPENDENT AUDITORS' REPORT                                               21
CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets                                              22
  Consolidated Statements of Income (Loss)                                 24
  Consolidated Statements of Cash Flows                                    26
  Consolidated Statements of Stockholders' Equity                          28
  Notes to Consolidated Financial Statements                               29

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


                          INDEPENDENT AUDITORS' REPORT


Board of Directors
GlobeTel Communications Corp. and Subsidiary
Pembroke Pines, Florida

We have audited the accompanying consolidated balance sheets of GlobeTel Communications Corp. and Subsidiary, as of December 31, 2003 and 2002,and the related consolidated statements of income (loss), cash flows, and stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GlobeTel Communications Corp. and Subsidiary, as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                               /s/ Dohan and Company, CPAs, P.A.

March 30, 2004,
Miami, Florida



Member:
Florida Institute of Certified Public Accountants
American Institute of Certified Public Accountants
  Private Companies and SEC Practice Sections
Accounting Group International
  Offices in Principal Cities World-Wide

                  GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                      2003             2002
                                               ---------------   --------------

                                     ASSETS
CURRENT ASSETS

  Cash and cash equivalents                    $       224,994   $      201,631
  Accounts receivable, less allowance for doubtful
    accounts of $378,787 and $1,094,420              3,093,427        1,747,819
  Deposits to carriers                                  71,000             -
  Deposits on equipment                                302,300             -
  Non-readily marketable, available-for-sale
    equity securities                                     -           1,600,000
  Deferred taxes (less valuation allowance
    of $3,104,649 and $2,303,276)                         -                -
                                               ---------------   --------------
    TOTAL CURRENT ASSETS                             3,691,721        3,549,450
                                               ---------------   --------------

PROPERTY AND EQUIPMENT, NET                            436,375          403,030

OTHER ASSETS
  Non-readily marketable, available-for-sale
    equity securities due from related party -
    Charterhouse Investment                               -           4,301,500
  Organization costs, net                                 -                 283
  Deposits                                              16,135           90,621
                                               ---------------   --------------
     TOTAL OTHER ASSETS                                 16,135        4,392,404
                                               ---------------   --------------
TOTAL ASSETS                                   $     4,144,231   $    8,344,884
                                               ===============   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                            $       871,241   $      639,323
   Accounts payable, to be satisfied with
     non-readily marketable, available-for-sale
     equity securities                                    -             974,951
   Current portion of capital lease obligations         53,311           82,984
   Notes payable                                       438,700          960,528
   Loans payable to related party - Charterhouse
     Investment                                        361,960          311,960
   Loans payable                                        10,000             -
   Accrued payroll and related taxes                      -              12,785
   Accrued expenses and other liabilities               57,423           48,700
   Deferred revenues                                    31,528           51,353
   Deferred revenues - related party                      -             184,350
   Accrued officers' salaries and bonuses                 -             730,000
   Due to former employees                              27,023             -
   Related party payables                               57,500          134,081
                                               ---------------   --------------
     TOTAL CURRENT LIABILITIES                       1,908,686        4,131,015
                                               ---------------    --------------
LONG-TERM LIABILITIES
   Notes payable-shareholder                              -              55,000
                                               ---------------   --------------
     TOTAL LONG-TERM LIABILITIES                          -              55,000
                                               ---------------   --------------
       TOTAL LIABILITIES                             1,908,686        4,186,015
                                               ---------------   --------------

COMMITMENTS AND CONTINGENCIES (NOTES 3 and 14)            -                -

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value,
     10,000,000 shares authorized; 72,000 issued            72             -
   Additional paid-in capital - Preferred stock      1,092,068
   Common stock, $.00001 par value,
     1,500,000,000 shares authorized;
     653,224,471 and 605,320,283 shares issued
     and outstanding                                     6,532           6,053
   Additional paid-in capital                       28,006,040       24,444,457
   Stock subscription receivable
      - Preferred stock                            (   375,000)            -
   Accumulated deficit                             (26,494,167)     (20,291,641)
                                                ---------------  --------------
TOTAL STOCKHOLDERS' EQUITY                           2,235,545        4,158,869
                                                ---------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     4,144,231   $    8,344,884
                                               ===============   =============
See accompanying notes.

                  GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                               For the Years Ended December 31,
                                                  2003                  2002
                                               ---------------   --------------
REVENUES
   Sales                                       $    11,351,939   $    5,972,423
   Sales - related parties                                -           5,717,150
                                               ---------------   --------------
     Total sales                                    11,351,939       11,689,573
                                               ---------------   --------------
   Cost of sales                                     8,840,872        6,407,944
   Cost of sales - related parties                        -             159,000
                                               ---------------   --------------
     Total cost of sales                             8,840,872        6,566,944
                                               ---------------   --------------
     GROSS MARGIN                                    2,511,067        5,122,629
                                               ---------------   --------------
EXPENSES
   Payroll and related taxes                           283,408          138,485
   Professional fees                                   694,530          539,713
   Officers' salaries and bonuses                      595,000          730,000
   Consulting and brokers' fees                        199,167        1,230,800
   Bad debts                                         1,409,994          445,147
   Other operating expenses                            160,609           95,353
   Telephone and communications                         69,169           56,408
   Advertising and marketing                           105,314           15,987
   Travel and related expenses                          95,213           73,433
   Rents                                                46,231           40,971
   Insurance and employee benefits                     102,383           82,568
   Depreciation and amortization                        44,370           44,029
                                               ---------------   --------------
     TOTAL EXPENSES                                  3,805,388        3,492,894
                                               ---------------   --------------
INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)
  AND INCOME TAXES                                  (1,294,321)       1,629,735
                                               ---------------   --------------
OTHER INCOME (EXPENSE)
   Gain on discontinued operations                      55,842             -
   Gain on forgiveness of debt                          26,274             -
   Interest income                                        -               6,528
   Interest expense                                   (113,142)         (24,102)
   Reincorporation expenses                               -            (247,379)
   Loss on forgiveness of accrued interest
     receivable from officers                             -             (43,488)
   Loss on disposal of equipment                      ( 42,301)            -
   Write-off of non-readily marketable,
     available-for-sale equity securities           (4,834,878)            -
                                               ---------------   --------------
NET OTHER INCOME (EXPENSE)                          (4,908,205)        (308,441)
                                               ---------------   --------------
NET INCOME (LOSS) BEFORE INCOME TAXES               (6,202,526)       1,321,294
                                               ---------------   --------------
INCOME TAXES
  Provision for income taxes                              -            (528,518)
  Tax benefit from utilization of net
    operating loss carryforwards                          -             528,518
                                               ---------------   --------------
TOTAL INCOME TAXES                                        -                -
                                               ---------------   --------------
NET INCOME (LOSS)                              $    (6,202,526)  $    1,321,294
                                               ===============   ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
    BASIC                                          627,814,875      501,679,301
    DILUTED                                        627,814,875      505,617,703
                                               ===============   ==============
NET INCOME (LOSS) PER SHARE
    BASIC                                      $         (0.01)  $         0.00
    DILUTED                                    $         (0.01)  $         0.00
                                               ===============   ==============
See accompanying notes.

                  GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the Years Ended December 31,
                                                  2003                 2002
                                               ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                           $    (6,202,526)  $    1,321,294
   Adjustments to reconcile net income
     (loss) to net cash used by operating activities:
     Depreciation and amortization                     227,200          134,262
     Bad debt expenses                               1,409,994             -
     Gain on discontinuance of operation                55,842             -
     Gain on debt forgiveness                           26,274             -
     Loss on write-off of asset                      4,834,878             -
     Loss on sale of equipment                          42,301             -
     Common stock exchanged for severance pay           36,000             -
     Common stock exchanged for services               568,510        1,690,800
     Property and equipment used in cost of sales         -             233,191
     Non-readily marketable, available-for-sale
       equity securities due from related
       party - Charterhouse Investment                    -          (4,051,500)
     Non-readily marketable, available-for-
       sale equity securities                             -          (1,600,000)
   (Increase) decrease in assets:
     Accounts receivable                            (2,755,602)      (1,446,047)
     Accounts receivable, related party                   -             872,248
     Prepaid expenses                                  (71,000)            -
     Deposits                                           74,486           37,301
   Increase (decrease) in liabilities:
     Accounts payable                                1,111,960          299,202
     Accounts payable, to be satisfied with
       non-readily marketable, available-for-
       for sale equity securities                     (974,951)         632,451
     Accrued payroll and related taxes                 (12,785)        (133,075)
     Accrued officers' payroll and bonuses                -             541,569
     Accrued expenses and other liabilities            439,245          250,330
     Deferred revenues                                ( 46,106)          (4,837)
     Deferred revenues - related party                (152,822)         184,350
                                               ---------------   --------------
     NET CASH USED BY OPERATING ACTIVITIES          (1,389,102)      (1,038,461)
                                               ---------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment              (305,101)         (77,512)
   Deposit on equipment                               (302,300)            -
   Payments for related party
     receivables (net)                                    -               3,222
                                               ---------------   --------------
     NET CASH USED BY INVESTING ACTIVITIES            (607,401)         (74,290)
                                               ---------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                500,000           24,500
   Sale of preferred stock                             717,140             -
   Payments on capital lease financing                 (29,674)          (6,029)
   Proceeds from notes and loans payable               784,259        1,922,488
   Payments on notes and loans payable                    -            (650,000)
   Proceeds from related party payables                144,194            8,593
   Payments on related party payables                 ( 96,053)         (17,403)
                                               ---------------   --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES            2,019,866        1,282,149
                                               ---------------   --------------
NET INCREASE IN CASH AND EQUIVALENTS                    23,363          169,398

CASH AND EQUIVALENTS - BEGINNING                       201,631           32,233
                                               ---------------   --------------
CASH AND EQUIVALENTS - ENDING                  $      224,994    $      201,631
                                               ===============   ==============

SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
     Interest                                  $       113,142   $       24,102
     Income taxes                              $          -      $         -

In addition to amounts reflected above, common stock was issued for:
     Options issued for services               $        10,000   $         -
     Options issued for settlement
         of debt                               $     1,016,648   $         -
     Settlement of debt                        $     1,431,084   $       10,000
     Non-readily marketable,available-
      for-sale equity securities
      due from related party in payment
      of notes and accounts receivable         $          -      $    4,301,500
     Non-readily marketable, available-
      for-sale equity securities - due
      from related party, received in
      payment of notes and accounts
      receivable                               $         -       $   1,600,000
                                               ===============   ==============
See accompanying notes.


                  GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    Common Stock                         Preferred Stock
                        --------------------------------   -------------------------------------------
                                              Additional                      Additional      Stock                       Total
                                               Paid-in                         Paid-in    Subscription   Accumulated   Stockholders'
Description                Shares    Amount     Capital     Shares    Amount   Capital     Receivable       Deficit      Equity
                        -----------  ------  -----------   --------  -------  ----------  ------------   ------------  -------------


Balance, Dec. 31, 2001  467,276,945  $4,673  $22,720,537       -     $   -    $     -     $      -       $(21,612,935) $  1,112,275

Shares issued
 for services            71,220,000     712    1,690,088       -         -          -            -               -        1,690,800

Shares issued for
 extinguishment of debt     673,338       7        9,993       -         -          -            -               -           10,000

Shares issued for cash      750,000       7       24,493       -         -          -            -               -           24,500

Shares issued for loan
 collateral              75,000,000     750         (750)      -         -          -            -               -             -

Adjustment for actual
 number of shares
 issued for Global
 acquisition            (9,600,000)     (96)          96       -         -           -            -               -            -

Net income                    -          -          -          -         -           -            -         1,321,294     1,321,294
                        -----------  ------  -----------   --------  -------  ----------  ------------   ------------  -------------

Balance, Dec. 31, 2002  605,320,283   6,053   24,444,457       -         -           -            -       (20,291,641)    4,158,869
                        -----------  ------  -----------   --------  -------  ----------  ------------   ------------  -------------

Shares issued
 for services            23,748,533     237      568,273       -         -           -            -               -         568,510

Options issued
 for services                  -         -        10,000       -         -           -            -               -          10,000

Shares issued
 for severance pay        1,200,000      12       35,988       -         -           -            -               -          36,000

Shares issued for
 extinguishment of debt  44,792,000     448    1,430,636       -         -           -            -               -       1,431,084

Options issued for
 extinguishment of debt        -         -     1,016,468       -         -           -            -               -       1,016,468

Shares issued for cash   20,080,321     201      499,799       -         -           -            -               -         500,000

Shares issued for loan
 collateral               5,000,000      50         ( 50)      -         -           -            -               -            -

Shares returned for loan
 collateral             (46,916,666)   (469)         469       -         -           -            -               -            -

Preferred shares issued
 for cash                      -         -           -       72,000       72   1,092,068    ( 375,000)            -         717,140

Net loss                       -         -           -         -          -          -            -        (6,202,526)   (6,202,526)
                        -----------  ------  -----------   --------  -------  ----------- ------------   ------------  -------------

Balance, Dec. 31, 2003  653,224,471  $6,532  $28,006,040     72,000  $    72  $1,092,068  $ ( 375,000)   $(26,494,167) $  2,235,545
                        ===========  ======  ===========   ========  =======  ==========  ============   ============  =============


See accompanying notes.

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The Company has a 99% ownership of GTCC de Mexico, S.A. de C.V., a Mexican company established to represent its interests in Mexico. The remaining 1% is owned by the Company's Mexican lawyer who is representing the Company in all matters of the operations in Mexico.

The financial statements for periods prior to the merger and reincorporation include the consolidated accounts of ADGI and its two then wholly-owned subsidiaries, Global and NCI, all of which together and individually are referred to as the Company.

All material intercompany balances and transactions were eliminated in the consolidation.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current year presentation.

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

Sales of telecommunications networks are recognized when the networks are delivered and accepted by the customer. Sales of computer hardware, equipment, and installation are recognized when products are shipped to customers. Provisions for estimated returns and allowances are provided for in the same period the related sales are recorded. Revenues on service contracts are recognized ratably over applicable contract periods. Amounts billed and collected before services are performed are included in deferred revenues.

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

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations in the period incurred. Advertising and marketing expense for the years ended December 31, 2003 and 2002, were $105,314 was $15,987, respectively.

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, securities, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.

Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents, accounts receivable, and non-readily marketable securities equity securities. The Company currently maintains its day-to-day operating cash balances at a single financial institution. The Company had cash balances of $224,994 and $201,631 as of December 31, 2003 and 2002, respectively, which are in excess of federally insured limit. As of December 31, 2003 and 2002, the Company had $137,705 and $111,565, respectively, in excess of federally insured limits.

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

Recently Issued Accounting Pronouncements

In April 2002, FASB issued Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002.

In June 2002, FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") that nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF 94-3 had recognized the liability at the commitment date to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

In December 2002, FASB issued Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In April 2003, FASB issued Statements of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003.

In May 2003, FASB issued Statements of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

The adoption of these new pronouncements did not or are not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share has been computed based upon the weighted average number of shares of common stock outstanding during each period. The basic net income (loss) is computed by dividing the net income
(loss) by the weighted average number of common shares outstanding during each period. Available stock options at December 31, 2003, were anti-dilutive and therefore were excluded from the net income (loss) per common share calculation.

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the year ended December 31, 2002:

                                     Income           Shares        Per-Share
                                   (Numerator)    (Denominator)      Amount
                                  -------------   -------------     ---------
Basic Net Income per Share:
Income available to
  common stockholders              $ 1,321,294     501,679,301         $  .00
                                                                       ======
Effect of Dilutive Convertible
  Notes                                   -          3,938,402
                                  -------------   -------------
Diluted Net Income per Share:
Income available to common
  stockholders plus assumed
  conversions                     $  1,321,294     505,617,703         $  .00
                                  =============   =============        ======

Impairment of Long-Lived Assets

The Company follows FASB Statement No. 144 (SFAS 144), "Accounting for the Impairment of Long-Lived Assets." SFAS 144 requires that long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

NOTE 2. ACCOUNTS RECEIVABLE AND SALES - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

Two customers accounted for 97% of the Company's sales for 2003 and three customers accounted for 92.58% of the Company's sales for 2002. One of the Company's customers, Global VOIP, deemed an affiliate based on common control, accounted for $2,100,000 or 17.85% of the Company's sales for 2002.

Charterhouse Investment Holdings, Ltd., a shareholder and related party, accounted for $5,717,150 or 48.60% of the Company's sales for 2002.

Sales attributable to foreign operations for the year ended December 31, 2003, were $11,256,907 or 99% of total sales and $5,204,778 or 44.24% of total sales for December 31, 2002. The amounts include $2,979,286 or 26% for 2003 and $1,978,910 or 16.82% for 2002 from Brazil and $8,089,013 or 71% for 2003 and
$3,225,878 or 27.42% from Mexico. Revenue is attributable to these countries, since calls either originate or terminate in these countries. All transactions were accounted for in U.S. currency, and no gain or loss was recorded on fluctuations in foreign currency.

In connection with the Brazil network, $1,955,818 and $916,629 during years ended December 31, 2003 and 2002, respectively, was paid by our Brazilian network customer directly to a local provider of network termination services, and, accordingly, the accounts receivable due from the customer was reduced by the same amounts.

In connection with the Mexico network, $5,609,939 and $2,674,552 during the years ended December 31, 2003 and 2002, respectively, was paid by our Mexico network customer directly to a local provider of network termination services, and, accordingly, the accounts receivable due from the customer was reduced by the same amounts.

NOTE 3. NON-READILY MARKETABLE AVAILABLE-FOR-SALE EQUITY SECURITIES

Network Sales - Charterhouse Investment Holdings, Ltd.

In May 2002, the Company entered into a Network Purchase Agreement with IP World Ltd., (IPW) an Australian corporation to build as many as five (5) networks to be located in different countries throughout the world. Pursuant to the agreement, the Company built and provided to IPW a network capable of terminating up to a minimum of four million minutes of monthly international voice traffic to and from the country of Brazil (Brazil Network) and a network capable of terminating up to a minimum of four million minutes of monthly international voice traffic to and from the country of the Philippines ("Philippines Network"). The terms of this agreement are substantially the same as the terms of the Brazil Network agreement.

As payment for each network the Company agreed to accept 64 million shares of IPW stock, at an agreed-upon value of $ .10 (US) per share, in full payment of the promissory note for the Brazil and Philippines networks. The IPW shares were not listed for sale on the Australian Stock Exchange (ASX) or any other domestic or international securities exchange. At the time, the Company was informed that such listing was imminent, and the Company would be able to sell all or a portion of the IPW shares.

The above agreements and transactions were facilitated by and through Charterhouse Consultancy Service, Ltd, a Nevis corporation, and it's successor corporation, Charterhouse Investment Holdings Ltd., a Malaysian corporation (collectively known as "Charterhouse"), and Global VoIP, a Delaware Corporation, of which Timothy Huff, the Company's current CEO was a 99% owner and officer. Although Mr. Huff, by and through GVoIP, originally functioned as consultant to Charterhouse, neither Mr. Huff nor GVoIP were directly compensated for participating in the agreements and transactions described above and below. Instead, Mr. Huff became an officer and a Director of the Company and assigned any and all interest GVoIP had to the Company without compensation. GVoIP was dissolved immediately thereafter.

In connection with agreements between Charterhouse and the Company, Charterhouse paid for the two networks sold to date by the transfer of shares in IPW to the Company. In that connection, Charterhouse maintained 70 million IPW shares in escrow for the Company, and, accordingly, the Company was deemed beneficial owner of the shares.

As of June 30, 2003, the Company had included in its current assets, $1,600,000 in non-readily marketable, available-for-sale equity securities, which represent 16 million shares of IP World (IPW) unrestricted stock, valued at $.10 per share, held in the company's name and $4,301,500 in non-readily marketable, available for sale equity securities, due from a related party, Charterhouse, which represent 70 million shares of IPW restricted stock valued at $.06145 per share, held by Charterhouse on the Company's behalf.

As of September 30, 2003, IP World Ltd. was in liquidation and was no longer listed in the Australian Exchange. The Company is still transacting with IPW to move out of liquidation and be relisted in the Australian Exchange. However, the outcome of the transaction can not be determined, therefore, the company has written-off $4,301,500 in stock receivable as well as the $1,600,000 in stock it had in its name.

Service and Installation Agreements

In June 2002, the Company entered into a one-year service agreement with IP World Ltd. for $240,000, related to servicing the Brazil network, the revenues from which are recognized ratably over the term of the agreement, beginning in July 2002. Revenue of $120,000 was initially recognized in connection with this agreement.

In July 2002, the Company also entered into an installation and one-year service agreement with IP World Ltd. for $300,000 ($60,000 for installation and $240,000 for maintenance), related to the Philippines network. The revenues from installation were recorded during 2002. The revenues from maintenance services were recognized ratably over the term of the agreement, beginning in October 2002. Revenue of $60,000 for maintenance services was initially recognized during 2002.

In 2003, the Company continued to report revenues for the agreement for the first and second quarter of the year. Upon writing off the receivable as discussed above, no further revenue was recognized by the Company.

NOTE 4 - Deposit on Equipment

In September 2003, the Company entered into an agreement with Advantage Telecommunications Ltd. (ATC), an Australian telecommunications corporation where, for a strategic investment of $1.2 million, the Company would own up to 50% of the stock of ATC, and would have control of the board of directors of ATC. ATC had operations in England and Hong Kong and had points of presence in over 15 countries. The agreement was subsequently modified to where our investment of $1.2 million would be for purchase of the ATC's telecommunication equipment and network operations in Hong Kong and England.

As of December 31, 2003, the Company had remitted $302,300 to ATC and ATC's assignee as partial payment towards the purchase of the assets. The asset purchase was consummated in February 2004 upon the payment of the balance of the amount agreed upon in restricted shares of the Company's restricted common stock totaling 16,500,000 shares, valued at a total of $897,700. The issuance of the shares, based on an average of $.0544 per share, completes the Company's purchase of ATC's assets totaling $1.2 million.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                             2003                 2002
                                        -----------          -----------
Telecommunications equipment            $   706,892          $   476,808
Office furniture and equipment              154,169              185,682
Vehicles                                       -                  12,440
                                        -----------          -----------
                                            861,061              674,930
Accumulated depreciation                   (424,686)            (271,900)
                                        -----------          -----------
Property and equipment,
  net book value                        $   436,375          $   403,030
                                        ===========          ===========

Total depreciation expense for the years ended December 31, 2003 and 2002 amounted to $227,200 and $134,262, respectively. Included in cost of sales is $182,830 in 2003 and $90,233 in 2002.

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

NOTE 6. BUSINESS MERGERS

Prior to GlobeTel taking over the operations of ADGI, ADGI had two operating, wholly-owned subsidiaries, Global and NCI. The two companies were merged into ADGI as of July 1, 2002 and on July 24, 2002 ADGI stockholders approved a plan of reincorporation for the exchange of all outstanding shares of ADGI for an equal number of shares of GlobeTel Communications Corp. ("GlobeTel").

NOTE 7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

                                            2003                2002
                                        -----------          -----------
Professional fees                       $    35,000          $    28,600
Interest                                     22,423               20,100
                                        -----------          -----------
                                        $    57,423          $    48,700
                                        ===========          ===========

NOTE 8.  MISCELLANEOUS RECEIVABLE

In September 1999, the Company was awarded a judgment against Imaging Systems Synergies, Inc. (ISS) in the amount of $125,000. However, the Company is uncertain if it will be successful in recovering any damages against ISS. There has been an allowance for uncollectibility for the entire $125,000. During 2003, the Company determined that this amount is unrecoverable and therefore wrote-off the balance.

NOTE 9. CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following:

                                             2003                2002
                                        ------------        -------------
Lease payments, payable in monthly installments totaling $5,109, inclusive of imputed interest at rates from 10% through 20% annually, maturing at various dates through
  September 2003.                       $    53,311          $    82,984
Current obligations under
  capital leases                            (53,311)             (82,984)
                                        -----------          -----------
Long-term obligations under
 capital leases                         $      -             $      -
                                        ===========          ===========


Future minimum lease payments under capital leases for years subsequent to December 31, 2003 are as follows:

2004                                                         $   104,026
Amount representing interest                                     (50,715)
                                                             -----------
Present value of future minimum lease payments               $    53,311
                                                             ===========

Interest expense recorded on all capital lease obligations of the Company amounted to $15,924 and $11,704 for the years ended December 31, 2003 and 2002, respectively. The assets subject to the above capital lease obligations consist primarily of telecommunications equipment.

NOTE 10.  ACCRUED OFFICERS' SALARIES AND BONUSES

Effective January 1, 2002, GlobeTel entered into three-year employment agreements with its key management. For the year 2002, the agreements provide for annual compensation of $150,000 for its Chief Executive Officer (CEO), $125,000 each for its Chief Financial Officer (CFO) and Chief Operating Officer
(COO) and $75,000 each for its Chief Administrative Officer (CAO) and VP of Network Operations. Further, there remained an employment contract with its President, as described below, which calls for annual salaries of $100,000 per annum. In addition to the base compensation, the employment agreements provide for payment of bonuses that at a minimum equal the executives' base compensation. As of December 31, 2002, the executives all agreed not to receive bonuses they were entitled to pursuant to the employment agreement.

In 2003, the base compensation increased to $175,000 for its CEO, $150,000 each for its CFO and COO, $90,000 each for its CAO and VP of Network Operations. In 2004, the base compensation increases to $200,000 for its CEO, $175,000 each for its CFO and COO, $120,000 for its CAO and $110,000 for its VP of Network Operations. Bonuses for each year will also be equal to the base salaries as a minimum, unless otherwise agreed to by the executives.

From October 1, 1996, through December 31, 2003, the Company had an employment agreement with its President wherein the Company agreed to pay compensation of $100,000 annually. In September 2003, the Company's president resigned effective December 31, 2003 but remained as a member of the board of directors of the Company.

Pursuant to the above employment agreements, the Company recorded accrued officers' salaries totaling $519,168 as of December 31, 2002.

In September 2003, the officers agreed to forego their accrued salaries in exchange for stock options at $.015 per share or 50% of the market price as of the exercise date. The officers subsequently exercised their stock options in January 2004.

As of December 31, 2003, the Company recorded accrued officers salaries totaling $245,000, which the officers again agreed to forego their accrued salaries in exchange for stock options at $.015 per share or 50% of the market price as of the exercise date. The officers subsequently exercised their stock options in January 2004.

NOTE 11.  NOTES PAYABLE AND LOAN DUE TO CONSULTANT/CUSTOMER

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

On April 9, 2002, the Company executed a $100,000 secured promissory note payable to another unrelated third party, due April 9, 2003, with interest payable monthly at a rate of 12.5% per annum. The note was collateralized with
3.2 million unrestricted shares of the Company's common stock, plus additional shares to be issued should the loan-to-value ratio drop below 65%. The note also provided for an accommodation fee of 400,000 shares of ADGI shares payable to the lender which was paid by GVoIP. Pursuant to the note's prepayment option, in May 2002, the principal balance was paid by Global VoIP and $100,000 was offset against the accounts receivable balance due to the Company from Global VoIP.

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

In October 2002, the holders of the above two promissory notes agreed that in lieu of payment of principal and interest under the loans, each agreed to accept six (6) million shares of common stock of GlobeTel as payment, which were paid to the note holders directly by the Company's primary customer who was also a consultant. Accordingly, the Company recorded the $300,000, plus interest of $11,960, as a loan payable to that consultant/customer.

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

In July 2003, the holder exercised his right to convert the debt into shares of the Company's common stock in accordance with the terms of the note. The conversion rate was determined to be $.04 and accordingly, the holder retained 3,055,556 shares and returned 4,444,444 to the Company.

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

In December 2003, the holder exercised his right to convert the debt into shares of the Company's common stock in accordance with the terms of the note. The conversion rate was determined to be $.035 and accordingly, the holder retained 3,500,000 shares and returned 4,000,000 to the Company.

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

The October 22 and November 18 notes were from the same investor, and in July 2003, the holder exercised the right to convert the debt into shares of the Company's common stock in accordance with the terms of the note. The conversion rate was determined to be $.024 and accordingly, the holder retained 10,416,666 shares and returned 19,583,334 to the Company.

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

Both the November 25 notes were from the same investor, and in July 2003, the holder exercised the right to convert the debt into shares of the Company's common stock in accordance with the terms of the note. The conversion rate was determined to be $.022 and accordingly, the holder retained 11,111,112 shares and returned 18,888,888 to the Company.

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

In May 2003, the holder and the Company agreed that the balance of $210,528 be converted into shares of the Company's common stock and as a result the collateralized shares were then issued to the holder. In addition, it was agreed upon that the holder's 15 million shares are non-dilutable for 18 months from April 1, 2003. Further, the holder of the note is comprised of three (3) owner, one of whom is Timothy M. Huff who owns 40% of the entity. Timothy Huff is the CEO of the Company.

NOTE 12 - NOTES AND LOANS PAYABLE, UNSECURED

In February 2003, the Company executed two unsecured promissory notes payable, each for $100,000 (to fund operations and pay operating expenses), to an unrelated third party, which is also a secured promissory note holder. Each note was originally due in May 2003, and included interest payable monthly at a rate of 25% per annum. The Company and the note holder subsequently agreed to extend due dates of the loans on a month-to-month basis under the same interest rate. The notes remain outstanding as of the date of this report. However, in February 2004, the Company paid both notes.

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

NOTE 13. RELATED PARTY TRANSACTIONS

Related party payables

As of December 31, 2003 and 2002, related party payables are as follows:

                                            2003                 2002
                                        -----------          -----------
Corporation owned by consultant         $      -             $   24,990
Officers                                       -                 33,100
Consultant and officer                       57,500              57,500
IPW                                            -                 18,491
                                        -----------          -----------
Related party payables                  $    57,500          $  134,081
                                        ===========          ===========

The 2003 balance represents a short-term loan by an officer of the Company, due on demand.

Notes Payable - Stockholder

As of December 31, 2002, the Company was obligated under a convertible promissory note payable to a stockholder and former director for $55,000, principally representing advances to the Company. In fiscal 2003, the Company issued 4 million shares in complete settlement of the balance due.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Litigation

Globetel is in the process of taking legal actions against its associate and customer in Mexico, GTCC Qualnet Mexico, for non-payment of amounts owed and non-payment to carrier in Mexico. The customer, however, has been cooperating and continues to work with the Company. The customer has Mexican tax refunds receivable and the Company has filed a motion to be the first assigned payee to receive the tax refunds which the customer expects to receive in the second quarter of 2004. The customer also has telecommunications equipment and existing working networks and customers, which the Company is taking over its operations. The Company and the customer, through the court system, are working towards continuing the operations together reaping the full benefits of the working network until the loan has been paid in full.

As a result of the non-payment and because the outcome of the motion cannot be determined, the Company wrote off $648,812 of accounts receivables as bad debts.

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

Letters of Credit

The Company has available up to $500,000 for letters of credit with Commercebank, N.A., which is guaranteed by Florida Export Finance Corporation
(FEFC). As of December 31, 2002, a $200,000 letter of credit was issued to the Mexican telecom provider that provides local connectivity. In March 2003, the Company issued another
$100,000 to the same Mexican telecom provider. The remaining $200,000 was used by the Company as collateral for its $200,000 loan with Commercebank, N.A. , the funds of which were used to purchase the telecom equipment used in the Brazil operations.

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

Under the service provider agreement, for service provided, TGV shall be entitled to receive 20% of the project income, defined as: the revenues from the Brazil network, less direct costs of sales for operating this network, less other costs allocated to this project (based on multiplying total operating expenses by the percentage of Brazil network sales to total Company revenues for the year).

The Brazilian network operated at a ramp-up rate during the first six months of 2002, and upon delivery of equipment during this period, the network began operating at capacity of approximately 4 million minutes per month starting in July 2002. The network continued to operate at or near capacity throughout the year and still continues to operate as of the date of this filing.

The Company recognized revenues of $3,043,348 and $1,976,135 for December 31, 2003 and 2002, respectively. The cost of sales, substantially all of which was paid directly to third-party suppliers, were $1,955,818 in 2003 and of $916,628 in 2002.

Service Provider Agreement - Mexico Network

On June 26, 2002, GlobeTel signed a memorandum of understanding with Qualnet Telecom, LLC for a joint venture to be known as GlobeTel Qualnet LLC, to be registered as an LLC (Limited Liability Company) in the State of Florida. The purpose of the venture was to build out a VoIP network in Mexico for call termination throughout the country that will have initial capacity to transport 8 million minutes per month.

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

Since Qualnet already had points of presence in several cities in Mexico and since they had an established customer base, installation of the equipment and ramping up of the traffic required substantially less time than if the network was to be built from the ground up. As a result, the venture was able to operate within several weeks and was able to fill the network near capacity.

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

The Company recognized revenues of $7,596,007 for the year ended December 31, 2003 and $3,198,502 for 2002. The cost of sales which substantially was paid directly to third-party suppliers were $6,029,939 in 2003 and $2,674,552 in 2002.

The network is currently still operating at or near capacity and the relationship continues as that of a service provider. However, as described above, the Company is in the process of taking over the operations of the network and if successful, will control all income and expenses of the operations.

Joint Venture Agreement

On September 19, 2002, the Company entered into a joint venture agreement with TrueSpeed Wireless, Inc., a Nevada corporation based in Aliso Viejo, California. The venture is incorporated in Nevada as TrueSpeed Wireless International, Inc. and the structure of the joint venture is based on 50% ownership by GlobeTel and 50% ownership by TrueSpeed Wireless, Inc. The purpose of the joint venture shall be for the deployment of the wireless technology services currently being deployed by TrueSpeed Wireless, Inc. and to market and distribute high-speed wireless data communications.

The venture had not been able to secure contracts in targeted countries and as of December 2003, both companies agreed to dissolve the joint venture. No revenues were generated from the joint venture during 2003 and 2002.

Leases and Rents

GlobeTel currently leases facilities at 444 Brickell Avenue, Suite 522, Miami, Florida 33131. The Company is under a five-year lease expiring April 2005, with a present monthly rent of $3,463. In order to provide sufficient space for equipment and personnel for their operations, the Company leased another office facility at 9050 Pines Blvd., Suite 110, Pembroke Pines, Florida 33024, as of April 1, 2004. This lease will expire in June 2009, and has an initial monthly rent of $5,462 with increases of 4% per year.

The Company had operations in Hackensack, N.J. which ceased operations in February 2001. The Company moved out of the facility in March 2001, and since the lessee found new tenants for the office, was released from the lease. The Company is still in debt with the landlord, the amount of which is included in accounts payable.

Effective November 2001, the Company signed a sub-lease agreement for the Jersey City facility with a customer /consultant of the Company. Pursuant to the sublease agreement, the customer/consultant has maintained the obligation of the monthly rent of $1,600, and at January 31, 2003, the lease expired and the Company has no further obligation to the lessee.

Future minimum rental payments required under the above operating leases subsequent to the year ended December 31 are as follows:

2004                                                         $    74,328
2005                                                              80,707
2006                                                              69,530
2007                                                              72,311
2008 and thereafter                                              113,542
                                                             -----------
                                                             $   410,418
                                                             ===========

Rent expense for 2003 and 2002 was $46,231 and $40,971, respectively.

NOTE 15.  CONSULTING AND INVESTEMENT BANKING AGREEMENTS

On August 15, 2002, the Company entered into an agreement with Charles Morgan Securities, Inc. ("Charles Morgan") to provide consulting services for a period of 12 months, including arranging for funding, assisting with corporate and business planning, advice regarding potential mergers and acquisitions, private placements of the Company's stock, and other related services.

The agreement provided that the Company pay Charles Morgan a monthly fee of $5,000 from August to January 2003, and $10,000 thereafter for the next six months. The Company also paid an engagement fee of $30,000 upon initial funding.

In accordance with the agreement, the Company also paid Charles Morgan a total of 2.7 million shares of common stock of the Company for services provided in fiscal 2002 and 1.3 million shares in fiscal 2003, for a total of 4 million shares.

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

During the third quarter 2002, Global VoIP, a principal customer and related party to the Company, paid Charles Morgan $35,000 for the initial monthly fee of $5,000 and the engagement fee of $30,000. This amount, was offset against the remaining accounts receivable balance owed by Global VoIP to the Company.

In January 2003, Fordham Financial Management, Inc., an investment banking firm, based in New York City, assumed all functions and responsibilities of Charles Morgan Securities to provide consulting services. Under the agreement, the Company was obliged to pay a monthly fee of $10,000. In June 2003, the firm and the Company agreed to suspend the monthly fee until both parties agree it will resume. The Company paid total fees of $40,000 during the six months ended June 30, 2003. Pursuant to agreement, the Company issued 4.9 million restricted shares of the Company's common stock as payment for services rendered. The Company charged $51,250 to expense during the three months ended September 30, 2003, based on an amount equal to one-half of the average bid and asked price of the Company's shares on the date of issuance. No further payments were made in the fourth quarter as it relates to this investment banking agreement.

In October 2003, the Company entered into an agreement with Fordham Financial to raise $2,500,000 resulting in issuance of circular offering dated October 17, 2003. Fordham Financial agreed to receive 10% commission for the raising of the investments. Fordham Financial had subscriptions of $1,092,140 as of December 31, 2003 and had raised the full $2,500,000 as of January 31, 2004.

NOTE 16 - GAIN(LOSS) ON DISPOSITION OF ASSETS AND SETTLEMENT OF LIABILITIES

At December 2003, the Company settled with one its vendors to pay a lesser amount for the purchase of equipment that ultimately did not function as purported. Likewise, the Company wrote off other long-term outstanding liabilities for purchase of equipment that also did not function properly. The settlement and write-off resulted in a gain of $26,274.

In June 2003, the Company ceased operations of its St. Louis, Missouri office. As part of the termination agreement with the employees of the St. Louis office, the employees were authorized to maintain and service the existing clients and keep the property and equipment of that office, and the Company agreed to return the customer deposits made by the St. Louis clients. The Company recorded a gain of $55,842 in connection with these transactions.

Three terminated employees were issued a total of 1.2 million free-trading shares of the Company's stock as severance pay. The Company charged $36,000 to expense based on an amount equal to the average bid and asked price of the Company's shares on the date of issuance.

NOTE 17.  BAD DEBT AND DEPOSIT WRITE-OFF

During 2003, the Company wrote-off $1,409,994 as bad debts, predominantly from the receivables from the Mexico and Brazil networks, representing amounts receivable older than 90 days which have not been received as of the date of this report.

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

NOTE 18.  REINCORPORATION EXPENSES

Reincorporation expenses of $247,429 incurred during the year ended December 31, 2002, include legal, professional and shareholder communications costs related to the merger and related transaction described in Note 6 above.

NOTE 19.  INCOME TAXES

Deferred income taxes and benefits for 2003 and 2002 are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. The tax effects (computed at 15%) of these temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                      Current
                                                      Period
                                           2002       Changes        2003
                                        ----------   ----------  ----------

Deferred tax assets:

Accrued officers' compensation          $  452,000  $ ( 314,995) $  137,005
Allowance for doubtful accounts            437,768    ( 380,950)     56,818
Consulting services elected as start-up
  costs under IRC Sec. 195 (b)              43,793      807,464     851,257
Reincorporation expenses amortized
  Under IRC Sec. 248                          -          25,975      25,975
Accumulated depreciation                      -      (  376,829) (  376,829)
Net operating loss carryforwards         1,369,715    1,040,708   2,410,423
                                        ----------- -----------  ----------
                                         2,303,276      801,373   3,104,649
Valuation allowance                     (2,303,276)    (801,373) (3,104,649)
                                        ----------- -----------  ----------
Net deferred tax asset                  $     -     $     -      $     -
                                        =========== ===========  ==========

A reconciliation of income benefit provided at the federal statutory rate of 15% to income tax benefit follows:

                                                          2003          2002
                                                      ----------   ----------
  Income tax benefit computed at federal
    statutory rate                                    ($ 930,379)  $  198,194
  Accrued officers' salaries                              27,505       80,326
  Allowance for doubtful accounts                     (  107,345)      46,198
  Depreciation                                        (    7,179) (     3,440)
  Losses not benefited (benefited)                     1,017,398  (   321,278)
                                                      ----------   ----------
                                                      $     -      $     -
                                                      ==========   ==========


The Company has accumulated net operating losses, which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the financial statements. A deferred tax asset for the future benefits of net operating losses and other differences is offset by a 100% valuation allowance due to the uncertainty of the Company's ability to utilize the losses. These net operating losses begin to expire in the year 2021.

At the end of 2002, the Company had net operating loss carryforwards (of its successor due to accounting for the reincorporation as an "F" reorganization under the Internal Revenue Code) of approximately $5,758,191 which expire at various dates through 2021.

NOTE 20. COMMON STOCK TRANSACTIONS

During the year ended December 31, 2002, the Company issued the following shares of Common stock:


Date Issued          Shares     Consideration       Valuation   Relationship

February 12, 2002  5,500,000   Consulting services  $  92,500   Consultant/Customer

March 25, 2002    10,000,000   Investment banking     250,000   Consultant

June 26, 2002     20,000,000   Consulting             600,000   Consultant/Customer

June 26, 2002     60,000,000   Network performance       -      Charterhouse customer
                                    guarantee

July 9, 2002       1,000,000   Investment banking      30,000   Consulting

July 9, 2002       1,000,000   Investment banking      30,000   Consulting

July 9, 2002       3,000,000   Consulting              90,000   Consultant/Customer

August 22, 2002    5,837,500   Brokers' fees          116,750   Consultant

August 22, 2002      412,500   Brokers' fees            8,250   Consultant

August 26, 2002      250,000   Sale of stock            7,000   Invest/Legal Counsel

August 28, 2002    6,250,000   Investment banking     125,000   Consultant

August 28, 2002    7,500,000   Loan Collateral           -      Note Holder

September 3, 2002  7,500,000   Loan Collateral           -      Note Holder

September 30, 2002 2,220,000   Consulting              33,300   Consultant/Customer

November 7, 2002  15,000,000   Loan Collateral           -      Note Holder

November 11, 2002    500,000   Sale of stock           17,500   Invest/Legal Counsel

December 6, 2002  12,500,000   Brokers' fees          250,000   Consultant

December 6, 2002  15,000,000   Loan Collateral           -      Note Holder

December 6, 2002  30,000,000   Loan Collateral           -      Note Holder

December 30, 2002  1,000,000   Consulting              15,000   Consultant

December 31, 2002  2,000,000   Consulting              40,000   Consultant

December 31, 2002    500,000   Consulting              10,000   Consultant

December 31, 2002    673,338   Satisfaction of debt    10,000   Investor



During the year ended December 31, 2003, the Company issued the following shares of Common stock:

March 14, 2003     2,200,000   Consulting services   $ 22,000   Consultant

March 14, 2003     1,800,000   Investment banking      18,000   Consultant

May 7, 2003        1,100,000   Consulting services     11,550   Consultant

May 7, 2003          900,000   Investment banking       9,450   Consultant

May 22, 2003       2,500,000   Loan Collateral           -      Note Holder

May 22, 2003       2,500,000   Loan Collateral           -      Note Holder

May 22, 2003      15,000,000   Conversion of debt     239,206   Investor

May 29, 2003       4,000,000   Satisfaction of debt    55,000   Shareholder/
                                                                 Former director

July 18, 2003        200,000   Severance pay            6,000   Employee

July 18, 2003        500,000   Severance pay           15,000   Employee

July 18, 2003        500,000   Severance pay           15,000   Employee

July 18, 2003        450,000   Legal services          13,500   Legal counsel/
                                                                 former corporate secretary

July 18, 2003        800,000   Consulting services     24,000   Consultant/employee

July 18, 2003     12,844,000   Conversion of debt     256,880   Investor

August 5, 2003    20,080,321   Sale of stock          500,000   Investor/consultant

August 5, 2003             -   Marketing services     100,402   Investor/consultant

August 8, 2003     3,400,000   Consulting services    102,000   Consultant/employee

August 28, 2003  (42,916,666)  Return of shares issued   -      Note Holders
                                 for loan collateral

August 28, 2003            -   Conversion of debt     125,000   Investor

August 28, 2003            -   Conversion of debt     250,000   Investor/consultant

August 28, 2003            -   Conversion of debt     125,000   Investor

August 28, 2003            -   Conversion of debt     250,000   Investor

September 3, 2003    944,444   Consulting services     11,806   Consultant

September 3, 2003    900,000   Consulting services     11,250   Consultant

September 3, 2003  1,100,000   Consulting services     13,750   Consultant

September 3, 2003  3,847,222   Consulting services     49,090   Consultant

September 29, 2003   656,687   Consulting services      8,211   Consultant

October 9, 2003    4,281,333   Additional shares due    -         Investor
                                For Conversion of debt

October 9, 2003    3,650,000   Consulting services     73,000   Consultant/employee

October 9, 2003    2,000,000   Officer's salary        40,000   Chief Financial Officer

December 31, 2003  7,500,000   Officer's salary       112,500   Chief Executive Officer


December 31, 2003  1,166,667   Officer's salary        17,500   Chief Financial Officer

December 31, 2003 (4,000,000)  Return of shares issued   -     Note Holder
                                 or loan collateral

In connection with the above, for certain issuances of shares, Forms S-8 have been filed with the Securities and Exchange Commission relative to such issuances of stock. The shares issued were valued by the Company based upon the average bid and asked price of the shares on the date of issuance. The value of these shares was charged to expense unless they were in consideration for future services, in which case they were recorded as deferred consulting fees.

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

Shares issued (retired)for loan collateral were recorded at par value.

NOTE 21. STOCK OPTIONS

During the year ended December 31, 2003, the Company issued the following options to acquire Common stock:

Date Issued          Shares     Consideration       Valuation   Relationship

September 26, 2003  2,206,667   Satisfaction of debt  33,100   Former President

September 26, 2003 17,600,000   Accrued salary       264,200   Former President

September 26, 2003  8,944,467   Accrued salary       134,167   Chief Executive Officer

September 26, 2003  7,444,467   Accrued salary       111,667   Chief Operating Officer

September 26, 2003  7,444,467   Accrued salary       111,667   Chief Financial Officer

September 26, 2003  4,111,133   Accrued salary        61,667   Controller

December 18, 2003   6,666,667   Officer salary       100,000   Former President

December 18, 2003   5,333,333   Officer salary        80,000   Chief Operating Officer

December 18, 2003   3,333,333   Salary                  50,000   Controller

December 18, 2003   1,000,000   Officer salary        15,000   President

December 18, 2003   1,666,667   Accounting services   25,000   Accountants

December 18, 2003   2,666,667   Network services      40,000   Vendor

According to option agreements in connection with the above shares, the option prices were the lower of $ .015 per share or one-half of the closing market price on the last reported sale or closing price on the date of the agreement. The above options were issued at $.015 per share.

The above option shares were issued in "cashless exercises". Accordingly, the option shares actually issued were reduced by the number of shares required to pay for the options as $ .015 per share.

All of the stock options were subsequently exercised in January 2004.

Options Pursuant to Convertible Promissory Notes

On December 16, 2002, the Company filed an SB-2 registration statement to register shares pursuant to the convertible promissory notes as described in
Note 11. During 2003, the Company and its lenders decided to wait until the waiting period is over, thereby eliminating the need to file the SB-2 registration statement.

NOTE 22 - PREFERRED STOCK

In October 2003, the Company entered into an agreement with Fordham Financial Management Inc. to raise funds to finance the ATC transaction. In accordance with the agreement, the investors will receive preferred shares convertible into common stock upon investment. An Offering Circular was made available to investors on October 17, 2003.

The offering was for maximum of 150,000 shares ("Shares") of Series A Convertible Redeemable Preferred Stock, par value $.001 per share ("Series A Preferred"). The shares have a liquidation preference of $16.67 per share and each share is convertible into a number of shares of Common Stock determined by dividing the number of shares of Common Stock outstanding as of the date of conversion by three, and dividing the result of that calculation by 250,000. The Company may redeem the Shares at $.001 per share at any time after the second anniversary of the date of issuance. Such redemption would he effectively require the investor to convert his shares at that time or lose the entire amount of his investment.

As part of the offering, the Company agreed to pay its investment banking consultant, Fordham Financial Management, Inc. a 10% commission.

The Company had $1,200,000 subscribed as of December 31, 2003, and had received $717,140 ($1,200,000 less related expenses of $107,860 and $375,000 of subscriptions receivable). The full amount of $2,500,000 has been subscribed as of January 31, 2004, and the full $2,500,000 investments had been received as of February 6, 2004.

In May and June 2003, the Company applied for a loan with a financing company that brokers the transaction with several major European banks. The loans were to be collateralized with preferred stock, which the banks can only convert in the case of a default by the Company. As of September 30, 2003, the transaction had not been consummated and the Company withdrew its application and the preferred stock totaling 1,194,356 shares that were being held in escrow were cancelled.

NOTE 23 - SUBSEQUENT EVENTS

In March 2004, the Company entered into a binding letter of intent to purchase substantially all of the assets of Sanswire Technologies, Inc., a company that is developing a National Wireless Broadband Network utilizing high-altitude airships called Stratellites that will be used to provide wireless voice, video, and data services. The agreement is subject to the completion of due diligence, which is expected to be finalized during the second quarter of 2004. The agreement would require an advance of $150,000 working capital to Sanswire and initial issuance of 28,000,000 shares of common stock. There will be additional incentives in the agreement that will be based on the performance of Sanswire and its technology.

NOTE 24. SEGMENTS AND RELATED INFORMATION

During the prior year 2001, the Company adopted FASB Statement No. 131 (SFAS No.
131), "Disclosures about Segments of an Enterprise and Related Information," which changes the way the Company reports information about its operating segments. The company's two segments, Global and NCI had separate management teams and infrastructures that offer different services during 2001

During the year ended December 2002, the Company merged the infrastructure and the management teams and operated as one company. NCI's operations represented less than 2% of gross revenues in 2002, and accordingly segment information is not presented for 2002 as well as for 2003.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment sales prices are market based. The Company evaluates performance based on operating earnings of the respective business units.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8a. CONTROLS AND PROCEDURES

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

                                    PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name                       Age   Position                                       Term

Przemyslaw L. Kostro       41    Chairman                                     One Year

Timothy M. Huff            38    Chief Executive Officer & Director           One Year

Jerrold R. Hinton, PhD     62    Director                                     One Year

Leigh A. Coleman           55    President & Director                         One Year

Mitchell A. Siegel         57    Chief Operating Officer & Director           One Year

Thomas Y. Jimenez          45    Chief Financial Officer



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

Timothy M. Huff, Director, Chief Executive Officer, joined GlobeTel in October 1999, and has served as CEO and as a member of the Board of Directors since April 2002. Prior to joining GlobeTel, Mr. Huff spent over five years owning and operating several successful private telecom companies. Mr. Huff has over eighteen years experience in international telecom business that included working with Sprint and MCI International, where he was involved in the construction of MCI's first international gateways.

Leigh Coleman, President, joined the company in September 2003. Mr. Coleman was CEO of a major division for an internationally recognized Dutch public company based in the United States. In 2001, Mr. Coleman was CEO of an Australian public company specializing in IP PBX applications and CP equipment before joining GlobeTel. Mr. Coleman has a Masters in Business Administration, and has lectured in Strategic Management at Curtin University in Australia. He has focused on growing companies and international business development since 1986.

Jerrold R. Hinton, Director, has served on the Board of Directors since March 1995. He had previously served as chief executive officer, President and Chairman of the Board from March 1995 to November 2001. Dr. Hinton, a graduate of Florida State University, holds bachelors, masters and doctorate degrees in management, engineering and real estate. From 1992 to early 1995, prior to joining the company, Dr. Hinton served as an officer of United Biomedical, Inc., a private company.

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

Thomas Y. Jimenez, CPA, Chief Financial Officer, has served as our CFO since joining the Company in October 1999. For the three years prior to joining the Company, Mr. Jimenez was a consultant to various telecommunications companies, running their financial department and assisted in building networks in different countries. Mr. Jimenez graduated from Cleveland State University with a degree in Business Administration.

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

ITEM 10. EXECUTIVE COMPENSATION.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                      Long Term Compensation
                                                                            --------------------------------------------
                                              Annual Compensation                        Awards               Payouts
------------------------------------------------------------------------------------------------------------------------
              (a)               (b)     (c)        (d)           (e)              (f)              (g)          (h)       (i)
---------------------------------------------------------------------------------------------------------------------------------
Name and Principal Position     Year   Salary     Bonus      Other Annual      Restricted      Securities    LTIP       All
                                                             Compensation     Stock Award      Underlying    Payouts   other
                                                                                               Options/SAR             compensation
---------------------------------------------------------------------------------------------------------------------------------
                                        ($)        ($)           ($)              ($)             (#)           ($)        ($)
---------------------------------------------------------------------------------------------------------------------------------
Przemyslaw L. Kostro            2003     0           0            0                0                0            0         0
Chairman since Nov. 2001
---------------------------------------------------------------------------------------------------------------------------------
Przemyslaw L. Kostro            2002     0           0            0                0                0            0         0
Chairman since Nov. 2001
---------------------------------------------------------------------------------------------------------------------------------
Przemyslaw L. Kostro            2001     0           0            0                0                0            0         0
Chairman since Nov. 2001
CEO, Nov 2002 - July 2002
---------------------------------------------------------------------------------------------------------------------------------
Timothy M. Huff                 2003 $175,000(a)     0            0                0                0            0         0
CEO
---------------------------------------------------------------------------------------------------------------------------------
Timothy M. Huff                 2002 $150,000(a)     0            0                0                0            0         0
CEO
---------------------------------------------------------------------------------------------------------------------------------
Jerrold R. Hinton               2003 $100,000(a)     0            0                0                0            0         0
President
---------------------------------------------------------------------------------------------------------------------------------
Jerrold R. Hinton CEO,          2002 $100,000(a)     0            0                0                0            0         0
President
---------------------------------------------------------------------------------------------------------------------------------
Jerrold R. Hinton CEO,          2001 $100,000(a)     0            0                0                0            0         0
President
---------------------------------------------------------------------------------------------------------------------------------
Mitchell A. Siegel              2003 $150,000(a)     0            0                0                0            0         0
COO
---------------------------------------------------------------------------------------------------------------------------------
Mitchell A. Siegel              2002 $125,000(a)     0            0                0                0            0         0
COO
---------------------------------------------------------------------------------------------------------------------------------
Thomas Y. Jimenez               2003 $150,000 (a)    0            0                0                0            0         0
CFO
---------------------------------------------------------------------------------------------------------------------------------
Thomas Y. Jimenez               2002 $125,000 (a)    0            0                0                0            0         0
CFO
---------------------------------------------------------------------------------------------------------------------------------
Thomas J. Craft, Jr.,           2002     0           0            0                0                0            0         0
Secretary, Counsel and a
Director until November 2001
---------------------------------------------------------------------------------------------------------------------------------
Thomas J. Craft, Jr.,           2001     0           0         $46,250             0                0            0         0
Secretary, Counsel and a
Director until November 2001
---------------------------------------------------------------------------------------------------------------------------------
Vivian Manevich                 2002 $75,000         0            0                0                0            0         0
CAO
---------------------------------------------------------------------------------------------------------------------------------
Vivian Manevich, President,
Director Global                 2001 $75,000         0            0                0                0            0         0
---------------------------------------------------------------------------------------------------------------------------------

   (a)

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

    As of December 31, 2003 and 2002, the executives all agreed not to receive bonuses they are entitled to pursuant to the employment agreements.

    In 2003, the base compensation increased to $175,000 for its CEO, $150,000 each for its CFO and COO, $90,000 each for its CAO and VP of Network Operations. In 2004, the base compensation increases to $200,000 for its CEO, $175,000 each for its CFO and COO, $120,000 for its CAO and $110,000 for its VP of Network Operations. Bonuses for each year will also be equal to the base salaries as a minimum, unless otherwise agreed to by the executives.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At April 12, 2004, we had 741,771,766 shares issued and outstanding. The table below sets forth the share ownership of our executive officers and directors, individually and as a group, and the executive officers of GlobeTel. No other person is the beneficial owner of more than 5% of our issued and outstanding shares


-----------------------------------------------------------------------------------------------------------------------------

Title of Class     Name and Address of Beneficial Owner                            Amount and Nature Of          Percentage
                                                                                    Beneficial Ownership         of Class(1)
-----------------------------------------------------------------------------------------------------------------------------
Common Stock      Przemyslaw L. Kostro, Chairman,
                   9050 Pines Blvd.  Suite 110  Pembroke Pines, FL  33024                9,100,000 shares            1.22%
-----------------------------------------------------------------------------------------------------------------------------
Common Stock      Timothy M. Huff, CEO,
                   9050 Pines Blvd.  Suite 110  Pembroke Pines, FL  33024               26,744,467 shares            3.60%
-----------------------------------------------------------------------------------------------------------------------------
Common Stock      Jerrold R. Hinton, PhD., Board Member
                  9050 Pines Blvd.  Suite 110  Pembroke Pines, FL  33024                26,562,358 shares (2)        3.58%
-----------------------------------------------------------------------------------------------------------------------------
Common Stock      Mitchell A. Siegel, COO,
                  9050 Pines Blvd.  Suite 110  Pembroke Pines, FL  33024                12,777,800 shares           1.72%
-----------------------------------------------------------------------------------------------------------------------------
Common Stock      Leigh Coleman, President
                  9050 Pines Blvd.  Suite 110  Pembroke Pines, FL  33024                   500,000 shares            0.06%
-----------------------------------------------------------------------------------------------------------------------------
Common Stock      Thomas Y. Jimenez, CFO,
                  9050 Pines Blvd.  Suite 110  Pembroke Pines, FL  33024                 9,517,634 shares            1.28%
-----------------------------------------------------------------------------------------------------------------------------
Common Stock      Vivian Manevich, Controller,
                  9050 Pines Blvd.  Suite 110  Pembroke Pines, FL  33024                 8,479,466 shares            1.15%
-----------------------------------------------------------------------------------------------------------------------------
Common Stock      All executive officers and directors of the
                   Company as a group (seven persons)                                   93,681,725 shares            12.61%
-----------------------------------------------------------------------------------------------------------------------------

(1) Based upon 741,771,766 shares issued and outstanding on April 12, 2004. (2) The shares owned beneficially by Jerrold R. Hinton also include 50,000 shares owned of record by Higher Ground, a corporation controlled by Mr. Hinton, which may be deemed beneficially owned by Mr. Hinton.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

(A) EXHIBITS
------------------------------------------------------------------------------------------------------------------------------

EXHIBIT NO.   DESCRIPTION

------------------------------------------------------------------------------------------------------------------------------

3.1           Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to the Company's Registration Statement
              on Form 10-SB and incorporated herein by reference)
------------------------------------------------------------------------------------------------------------------------------

3.2           Bylaws (filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB and incorporated herein by reference)
------------------------------------------------------------------------------------------------------------------------------
              Material Contracts-Consulting Agreements and Employment Agreement
              (filed as Exhibits to Registration 10.1 Statements on Form S-8 and
              post-effective amendments thereto and incorporated herein by reference)
------------------------------------------------------------------------------------------------------------------------------
              Share Purchase Agreement between the Company and the shareholders of  Global Transmedia
10.2          Communications Corporation (filed as an exhibit to our Annual Report on Form 10-KSB for our year ended December 31, 1999 and incorporated by reference)
------------------------------------------------------------------------------------------------------------------------------
10.3          Amendment to Share Purchase Agreement between the Company and the shareholders of Global (filed as an exhibit to our Form 8-K on January 10, 2001 and incorporated by reference)
------------------------------------------------------------------------------------------------------------------------------
31.1          Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)
------------------------------------------------------------------------------------------------------------------------------
31.2          Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a)
------------------------------------------------------------------------------------------------------------------------------
32.1          Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------------------------------------------------
32.2          Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------------------------------------------------
99.1          Safe Harbor Compliance Statement for Forward-Looking Statements filed herewith
------------------------------------------------------------------------------------------------------------------------------

(B) REPORTS ON FORM 8-K

NONE

Item 14. Principal Accountant Fees and Services

Audit Fees

Dohan and Company CPA's billed $66,284 for professional services rendered for the audit of our annual financial statements for fiscal year 2002, the reviews of the financial statements included in our Forms 10-QSB for that fiscal year and assistance in filing various proxy statements. For fiscal year 2003, we anticipate the amount billed and/or accrued for the same services to be $67,322.

The above fees were pre-approved by the audit committee based on estimated budgets presented to the audit committee.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBETEL COMMUNICATIONS CORP.



By: /s/ Timothy M. Huff
Timothy M. Huff, CEO
Miami, Florida
Dated: April 27, 2004


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBETEL COMMUNICATIONS CORP.
Registrant

By: /s/ Timothy Huff
Timothy Huff, Chief Executive Officer and Director
Dated: April 27, 2004


By: /s/ Thomas Y. Jimenez
Thomas Y. Jimenez, Chief Financial Officer
Dated: April 27, 2004


By: /s/ Leigh A. Coleman
Leigh Coleman, President and Director
Dated: April 27, 2004

By: /s/ Mitchell A. Siegal
Mitchell A. Siegal, Chief Operating Officer and Director
Dated:  April 27, 2004