Form 10QSB
period 2004-03-31
GLOBETEL COMMUNICATIONS CORP
filed 2004-05-18
CIK 919742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                       OR
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

          For the transition period from ____________ to _____________

                                         Commission file number 0-23532

                          GLOBETEL COMMUNICATIONS CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

 Delaware                                               88-0292161
---------------------------------------------  --------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.)
  or organization)

               9050 Pines Blvd. Suite 110 Pembroke Pines Fl 33024
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  954-241-0590
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No __X___

As of May 9, 2004, we had issued 741,771,766 shares of common stock, of which 725,271,766 shares were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

                                TABLE OF CONTENTS

                       PART I - FINANCIAL INFORMATION Page

Item 1. Financial Statements.                                             2
Item 2. Management's Discussion and Analysis or Plan of Operation.       12
Item 3. Controls and Procedures.                                         15

                                    PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                               16
Item 2. Changes in Securities.                                           17
Item 3. Default Upon Senior Securities.                                  17
Item 4. Submission of Matters to a Vote of Security Holders.             17
Item 5. Other Information.                                               17
Item 6. Exhibits and Reports on Form 8-K.                                17

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheet - (Unaudited)                                  3
Consolidated Statements of Income (Loss) (Unaudited)                      4
Consolidated Statements of Cash Flows (Unaudited)                         5
Notes to Consolidated Financial Statements (Unaudited)                    6

                  GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                                 March 31, 2004

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                   $    333,917
   Accounts receivable, less allowance for doubtful
      accounts of $777,535                                        2,933,731
   Deposits on equipment                                            352,300
   Prepaid expenses                                                 245,300
   Inventory                                                         12,600
   Deferred tax asset, less valuation allowance of $2,138,847          -
                                                               ------------
         TOTAL CURRENT ASSETS                                     3,877,848

PROPERTY AND EQUIPMENT, less
   accumulated depreciation of $477,540                             387,313
                                                               ------------
OTHER ASSETS
   Deposits                                                          27,059
                                                               ------------
     TOTAL OTHER ASSETS                                              27,059
                                                               ------------
TOTAL ASSETS                                                   $  4,292,220
                                                               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

CURRENT LIABILITIES

   Accounts payable                                            $    592,678
   Notes payable, secured                                           248,701
   Current portion of capital lease obligations                      52,114
   Loan payable to related party - Charterhouse                     361,960
   Accrued expenses and other liabilities                            57,423
   Deferred revenues                                                 31,528
   Deferred revenue - related party                                  21,276
   Related party payables                                            57,500
                                                               ------------
     TOTAL CURRENT LIABILITIES                                    1,423,180
                                                               ------------

STOCKHOLDERS' EQUITY
  Preferred stock, Series A, $.001 par value,
     10,000,000 shares authorized;
     150,000 issued and outstanding                               2,224,200
  Common stock, $.00001 par value, 1,500,000,000 shares
    authorized; 741,771,766 shares issued and
    725,271,766 outstanding                                           7,417
  Additional paid-in capital                                     28,430,156
  Accumulated deficit                                           (27,792,733)
                                                               ------------
TOTAL STOCKHOLDERS' EQUITY                                        2,869,040
                                                               ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  4,292,220
                                                               ============

See accompanying notes.

                  GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                                                For the Three Months Ended
                                                        March 31,
                                                   2004             2003
                                               ------------    ------------
                                                                 (Restated)

REVENUES EARNED                                $  3,210,333    $  3,013,067
COST OF REVENUES EARNED                           3,164,741       2,109,232
                                               ------------    ------------
     GROSS MARGIN                                    45,592         903,835
                                               ------------    ------------

EXPENSES
   Payroll and related taxes                         76,288          96,040
   Professional fees                                171,734         119,137
   Officers' salaries                               516,667         141,251
   Bad debts                                        398,748            -
   Consulting fees                                   22,671          30,060
   Other operating expenses                          48,691          42,748
   Telephone and communications                      15,876          18,067
   Travel and related expenses                       43,893          33,302
   Rents                                             13,991          10,892
   Insurance and employee benefits                   21,184          14,128
   Depreciation and amortization                     11,716          10,412
                                               ------------    ------------
     TOTAL EXPENSES                               1,341,459         516,037
                                               ------------    ------------

(LOSS) INCOME BEFORE OTHER INCOME
  (EXPENSE) AND INCOME TAXES                     (1,295,867)        387,798
                                               ------------    ------------
OTHER INCOME (EXPENSE)
   Gain on forgiveness of debt                        3,515            -
   Gain on discontinued operations                     -             58,755
   Interest income                                      736             109
   Interest expense                                  (6,951)        (35,589)
                                               ------------    ------------
NET OTHER INCOME (EXPENSE)                           (2,700)        (23,275)
                                               ------------    ------------

(LOSS) INCOME BEFORE INCOME TAXES                (1,298,567)        411,073

INCOME TAXES
   Provision for income taxes                          -           (164,429)
   Tax benefits from utilization of
    net operating loss carryforwards                   -            164,429
                                               ------------    ------------
                                                       -               -
TOTAL INCOME TAXES                             ------------    ------------

NET INCOME (LOSS)                              $ (1,298,567)   $    411,073
                                               ============    ============

Weighted average number of common shares
         outstanding - Basic                    683,244,745     605,320,283
                                               ============    ============

Weighted average number of common shares
         outstanding - Diluted                  683,244,745     638,741,405
                                               ============    ============
Net income (loss) per share - Basic            $       0.00    $       0.00
                                               ============    ============
Net income (loss) per share - Diluted          $       0.00    $       0.00
                                               ============    ============

See accompanying notes.

                  GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                For the Three Months Ended
                                                         March 31,
                                                   2004            2003
                                               ------------    ------------
Cash Flows from Operating Activities:
   Net (loss) income                           $ (1,298,567)   $    411,073
   Adjustments to reconcile net (loss) income
   to net cash used by operating activities:
     Depreciation and amortization                   52,854          48,762
     Bad debt expense                               398,748            -
     Common stock issued for officer salary         425,000            -

   (Increase) decrease in assets:
     Accounts receivable                           (239,052)       (877,560)
     Prepaid expense                               (174,300)           -
     Inventory                                      (12,600)           -
     Deposits                                       (10,924)         (3,000)
     Deposit on equipment                           (50,000)           -

   Increase (decrease) in liabilities:
     Accounts payable                              (278,562)        146,742
     Accounts payable - paid with
         non-readily marketable securities             -                 49
     Accrued payroll and related taxes                 -             95,000
     Accrued expenses and other liabilities            -             14,808
     Deferred revenues                                 -             16,162
     Deferred revenues - related party                 -            (73,740)
                                               ------------    ------------
  Net Cash Used By Operating Activities          (1,187,403)       (221,704)
                                               ------------    ------------

Cash Flows From Investing Activities:
   Acquisition of property and equipment             (3,792)        (50,000)
                                               ------------    ------------

   Net Cash Provided by Investing Activities         (3,792)        (50,000)
                                               ------------    ------------
Cash Flows From Financing Activities:
   Sale of preferred stock                        1,132,060            -
   Payments on capital lease obligations             (1,195)         (1,196)
   Proceeds from notes payable and long-term debt   375,000         353,678
   Proceeds from related party payables                -            144,194
   Payments on notes payable and long-term debt    (200,000)           -
   Payments on related party payables                (5,747)        (88,707)
                                               ------------    ------------
   Net Cash Provided by Financing Activities      1,300,118         407,969
                                               ------------    ------------

Net increase in cash and cash equivalents           108,923         136,265
Cash and cash equivalents - Beginning               224,994         201,631
                                               ------------    ------------
Cash and cash equivalents - Ending             $    333,917    $    337,896
                                               ============    ============


SUPPLEMENTAL DISCLOSURES

Cash paid during the period for:
     Interest                                  $      6,951    $     35,589
                                               ============    ============
     Income taxes                                      -               -
                                               ============    ============
See accompanying notes.

                  GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 2004
NOTE 1 - BASIS OF PRESENTATION

Interim financial statements

The accompanying unaudited financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

Certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which are not required for interim reporting purposes, have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 2003. The accompanying financial statements should be read in conjunction with the financial statements and notes.


NOTE 2 - ACCOUNTS RECEIVABLE AND SALES - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

Three (3) customers accounted for 93% of the Company's sales for the three months ended March 31, 2004, including 23% attributable to the Brazil network, 52% to the Mexico network, and 18% to the Philippine network. The Brazil and Mexico customers account for 98% of the company's accounts receivable, including 48% attributable to the Brazil network and 50% to the Mexico network.

NOTE 3 - NON-READILY-MARKETABLE EQUITY SECURITIES, AVAILABLE FOR SALE

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

As of June 30, 2003, the Company had included in its current assets, $1,600,000 in non-readily marketable, available-for-sale equity securities, which represent 16 million shares of IPW unrestricted stock, valued at $.10 per share, held in the company's name and $4,301,500 in non-readily marketable, available for sale equity securities, due from a related party, Charterhouse, which represent 70 million shares of IPW restricted stock valued at $.06145 per share, held by Charterhouse on the Company's behalf.

As of September 30, 2003, IPW was in liquidation and was no longer listed in the Australian Exchange. The Company is still transacting with IPW to move out of liquidation and be relisted in the Australian Exchange. However, the outcome of the transaction can not be determined, therefore, the company has written off $4,301,500 in stock receivable as well as the $1,600,000 in stock it had in its name.

NOTE 4 - DEPOSIT ON EQUIPMENT

In September 2003, the Company entered into an agreement with Advantage Telecommunications Ltd. (ATC), an Australian telecommunications corporation where, for a strategic investment of $1.2 million, the Company would own up to 50% of the stock of ATC, and would have control of the board of directors of ATC. ATC had operations in England and Hong Kong and had points of presence in over 15 countries. The agreement was subsequently modified to where the investment of $1.2 million would be for the purchase of ATC's telecommunication equipment and network operations in Hong Kong and England.

As of March 31, 2004, the Company had remitted $352,300 to ATC and ATC's assignee as partial payment towards the completion of the transaction. The Company issued 16,500,000 shares of the Company's restricted common stock to complete the transaction. The shares are being held by the Company pending the transfer by ATC of the title to the Company. The issuance of the shares, based on an average of $.0544 per share, or $897,700 completes the Company's purchase of ATC's assets totaling $1.2 million.

NOTE 5 - LETTERS OF CREDIT AND NOTES PAYABLE

The Company has available up to $500,000 for letters of credit with CommerceBank, N.A., which is guaranteed by Florida Export Finance Corporation
(FEFC). As of December 31, 2002, a $200,000 letter of credit was issued to the Mexican telecom provider that provides local connectivity. In March 2003, the Company issued another $100,000 to the same Mexican telecom provider. The remaining $200,000 was used by the Company as collateral for its $200,000 loan with CommerceBank, N.A., the funds of which were used to purchase the telecom equipment used in the Brazil operations.

NOTE 6 - LOAN PAYABLE TO RELATED PARTY - CHARTERHOUSE

In January 2003, the Company received a $50,000 loan from Charterhouse. This loan payable as well as the previous $311,960 payable are unsecured, non-interest bearing and have no formal repayment terms.

NOTE 7 - CONSULTING AND INVESTMENT BANKING AGREEMENTS

In October 2003, the Company entered into an agreement with Fordham Financial to raise $2,500,000 resulting in issuance of circular offering dated October 17, 2003. Fordham Financial agreed to receive 10% commission for the raising of the funds. Fordham Financial had subscriptions of $1,092,140 as of December 31, 2003, and had raised the full $2,500,000 as of January 31, 2004.

NOTE 8 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

During the period ended March 31, 2004, the Company increased its allowance for doubtful accounts by $398,748, predominantly for the receivables from the Mexico and Brazil networks, representing a percentage of amounts receivable older than 90 days which have not been received as of the date of this report.

NOTE 9 - EARNINGS (LOSS) PER SHARE

Per share information is computed based on the weighted average number of common shares outstanding (basic and diluted) during the period.

NOTE 10 - STOCK OPTIONS

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


According to option agreements in connection with the above shares, the option prices were the lower of $ .015 per share or one-half of the closing market price on the last reported sale or closing price on the date of the agreement. The above options were issued at $.015 per share and were issued in "cashless exercises". Accordingly, the option shares actually issued were reduced by the number of shares required to pay for the options as $ .015 per share. All of the stock options were subsequently exercised in January 2004.

NOTE 11 - PREFERRED STOCK

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

The offering was for maximum of 150,000 shares ("Shares") of Series A Convertible Redeemable Preferred Stock, par value $.001 per share ("Series A Preferred"). The shares have a liquidation preference of $16.67 per share and each share is convertible into a number of shares of common stock determined by dividing the number of shares of common stock outstanding as of the date of conversion by three, and dividing the result of that calculation by 250,000. The Company may redeem the Shares at $.001 per share at any time after the second anniversary of the date of issuance. Such redemption would be effectively require the investor to convert his shares at that time or lose the entire amount of his investment.

The full amount of $2,500,000 has been subscribed as of January 31, 2004, and the funds, less commission of $250,000 and legal and incidental costs of $25,800, were received as of February 6, 2004.

NOTE 12 - SUBSEQUENT EVENTS

In March 2004, the Company entered into a binding letter of intent to purchase substantially all of the assets of Sanswire Technologies, Inc. and its subsidiary, Sanswire, Inc. (collectively, "Sanswire"), a company that is developing a National Wireless Broadband Network utilizing high-altitude airships called Stratellites that will be used to provide wireless voice, video, and data services. The definitive purchase agreement was signed on April 15, 2004.

Sanswire's assets consist primarily of its intellectual property and its proprietary rights in its intellectual property. The Strattelite that they are developing is similar to a satellite, but it is stationed in the stratosphere rather than in orbit. Sanswire is a development stage company and as of May 3, 2004, the Stratellites are in the initial development stage. GlobeTel has placed all of Sanswire's asset into Sanswire Networks, LLC, its Florida-based, wholly-owned subsidiary ("Sanswire-FL").

As consideration for the sale of the assets, the Company has agreed to issue 28 million shares ("Shares") of its common stock ("Common Stock") to Sanswire at the closing and the shares will be held in escrow pending delivery of the audited financial statements, defined in and in accordance with Section 1.2(d) of the purchase agreement. An additional 200 million shares will be issued pursuant to the terms and conditions of the "successful commercial launch" of a commercial communications platform aboard an airship by the December 31, 2005 closing date.

For purposes of the purchase agreement, a "successful commercial launch" will be deemed to have occurred if all the conditions in the Agreement have been satisfied and all other conditions deemed material by GlobeTel are satisfied, as determined by GlobeTel in its sole discretion. A "successful commercial launch" will occur if (i) an airship (dirigible) is flown for a period of 90 consecutive days at an approximate altitude of 70,000 feet, without technical difficulty,
(ii) a customer is able to receive both voice and Internet services at the same time when it uses the "Stratellite service", at a customer-premises equipment
(CPE) cost of approximately $100, and (iii) at least 250,000 paying customers must be able to use the Stratellite service based on agreed upon engineering specifications. For purposes hereof, it is also assumed that the cost of each airship used in the Stratellite service will not exceed $3 million, the cost of each tracking earth station will not exceed $7 million and that each earth station (if more than one) will have the ability to cover several deployed airships at one time. If the cost of any airship or earth station exceeds $3 million or $7 million, respectively, at the time that the "commercial launch" is being implemented, the project will not be deemed to be commercially viable and a "successful commercial launch" will not have occurred.

The Company also entered into employment agreements with four former Sanswire executives. Michael Molen, Jairo Rivera, Brian Keith and Jane Molen will serve as the Chief Executive Officer, Chief Financial Officer; Chief Operating Officer and Comptroller of Sanswire-FL, respectively. All of these employment agreements are for three-year terms. Mr. Molen will also receive an earn-out which will be based on value of Sanswire-FL compared to the Company (exclusive of Sanswire-FL). If the value of Sanswire-FL is more than 24% of the value of the Company, Mr. Molen will be entitled to receive stock equal to 10% of GlobeTel common stock outstanding on the date of valuation. Mr. Molen has the right to select the valuation date and a mutually agreeable third party will evaluate the value of Sanswire-FL compared to GlobeTel.

On April 27, 2004, the Company agreed to sell 1,000 shares of Series B Preferred Stock of GlobeTel Communications Corp. ("GTEL") to Caterham Financial Management, Ltd., a Malaysian company ("Caterham"), for a total of $15 million investment. The Company intends to use $5 million of this investment for working capital and $10 million to purchase two Stored Value Card Data switches.

With respect to the $5 million in working capital, Caterham has agreed to advance $1 million to GTEL on May 7, July 1, September 1, November 1 and December 31. The Agreement provides that Caterham has a 10 day grace period, in which to make any scheduled payments. With respect to the Master Card Data switches, Caterham has agreed to advance an aggregate of $5 million to GTEL to purchase a Stored Value Card Data Switch, which will be located in Miami, Florida and subsequently a second switch will be installed in the Company's Hong Kong operations.

Except for voting rights and conversion rights, each share of Series B Preferred Stock shall have rights that are identical to shares of the Company's common stock. The Series B Preferred Stock issued to Caterham and its nominees will have voting rights equal to 50% plus one share of the Company's authorized shares of common stock for a period of three years beginning on the first closing date an ending three years thereafter, provided that Caterham and/or its nominee have not converted more than 15% of its/their Series B Preferred Stock into the Company's common stock during this time period.

Beginning on the first anniversary after the first closing date and expiring two years thereafter, Caterham and its nominees may convert (in whole or in part) its Series B Preferred Stock into GlobeTel common stock. The 1,000 shares of Series B Preferred Stock, as a class, issued to Caterham and its nominees shall be convertible into that number of shares of the Company's common stock equal to 35% of GlobeTel then issued and outstanding shares (the "Aggregate Conversion Shares") as determined on the date in which Caterham, or one of its nominees, first converts its Series B Preferred Stock into the Company's common stock (the "First Conversion Date"). Each holder of the Series B Preferred Stock will receive shares of GlobeTel aggregate conversion shares based on his pro-rata ownership of the Series B Preferred Stock. Three years after the first closing date, all of the shares of GlobeTel's Series B Preferred Stock which have not converted into GTEL common stock will be automatically converted into shares of GlobeTel's common stock.

Item 2. Management's Discussion and Analysis or Plan of Operation

This Form 10-QSB and other statements issued or made from time to time by GlobeTel contain statements which may constitute "Forward-Looking Statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934 by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding our intent, belief or current expectations, our officers and directors and the officers and directors of our subsidiaries as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results and the timing of certain events may differ materially from those contemplated by such forward-looking statements.

Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. Words like "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions identify forward-looking statements.

Overview

GlobeTel Communications Corp. (Globetel), a Delaware corporation established in July 2002, is engaged in the business of providing telecommunication services, primarily involving Internet telephony using Voice over Internet Protocol ("VoIP") equipment. The Company is authorized to issue up to 1,500,000,000 shares of Common Stock, par value $0.00001 per share, and 10,000,000 shares of Preferred Stock, par value $0.001. The preferred stock is a so-called "blank check" preferred, meaning that its terms such as dividends, liquidation and other preferences, are to be fixed by the Company's Board of Directors at the time of issuance.

Results of Operations - Comparison of Three Months Ended March 31, 2004 and 2003

Revenues. During the three-month period ended March 31, 2004, our sales were $3,210,333 compared to sales of $3,013,067 during the same period last year, or an increase of 6.5%. Our revenues continue to be predominantly from telecommunications minutes going through our Mexico and Brazil networks. However, during this period, we started running telecommunications traffic to the Philippines and United Kingdom.

Cost of Sales. Our cost of sales consists primarily of the wholesale cost of buying bandwidth purchased by us for resale, costs of telecommunication equipment and technical service. We had cost of sales of $3,164,741 for the three months ended March 31, 2004, compared to cost of sales of $2,109,232 during the three months ended March 31, 2003. We expect cost of sales to increase in future periods only to the extent that our sales volume increases.

Gross Margin. The gross margin decreased to $45,592 for the three months ended March 31, 2004 compared to the same period last year when the gross margin was $903,835, or a decrease of 95%. The decrease in gross margin is attributable to the increased cost of the minutes to terminate, especially the Mexico network, where our margin is less than two percent. We expect to derive higher margins once we formally take over the operations of our customer's Mexico network as described in Part II, Item 1 "Legal Proceedings."

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting service expenses, travel and other general corporate expenses. Our operating expenses for the three months ended March 31, 2004, was $1,341,459, an increase of $825,422 from the same period in 2003. Our operating expenses are higher in this period as we wrote off some bad debts from our Mexico and Brazil operations. Our expenses in the future may increase in absolute dollars as we continue to expand our network termination locations worldwide and incur additional costs related to the growth of our business and being a public company.

Income (Loss) from Operations. We had a net ordinary loss of ($1,295,867) for the three months ended March 31, 2004, compared to net ordinary income of $387,798 for the three months ended March 31, 2003. The loss was a result of reduced margin and higher operating costs. We expect that we will continue to have higher operating costs as we increase our staffing and start expanding our operations in Europe and Asia.

Other Income (Expense). Interest income (expense) consists of interest expense on our borrowings and interest income earned on our cash and cash equivalents and, for the prior period, receivables from related parties. We recorded interest income of $736 during the three months ended March 31, 2004, compared to $109 during the same period in the prior year. Interest expenses during the three months ended March 31, 2004, were $6,951 compared to $35,589 during the same period in the prior year.

Net Income (Loss). Our net loss for the three months ended March 31, 2004, was ($1,298,567) compared to a net income of $411,073, during the three months ended March 31, 2003.

Liquidity and Capital Resources. As of March 31, 2004, we had $333,917 of cash and cash equivalents compared to $337,896 as of March 31, 2003.

Our accounts receivable were $2,933,731 as of March 31, 2004, compared to $2,625,278 during the same time period in 2003. An estimated 98% or $2,875,056 of the March 2004 receivables were attributable to two (2) customers, including an 48% or $1,408,191 related to the Brazil network and 50% or $1,466,865 related to the Mexico network. We have increased our allowance for doubtful accounts by $398,748 for the period for these two customers.

We had current assets totaling $3,877,848 as of March 31, 2004, compared to $4,563,275 as of March 31, 2003. The decrease was attributable to the write-off of receivables in the prior year as discussed in note 2 to the financial statements. Total assets decreased to $4,292,220 as of March 31, 2004, from $9,362,947 in the same period in 2003. Likewise, the decrease is attributable to write-off of long-term receivables as discussed in note 2 to the financial statements.

Our total current liabilities decreased to $1,423,180 as of March 31, 2004, from $4,738,005 as of March 31, 2003. The decrease is principally due to payments of notes payable, accrued officers' salaries and related party payables. Total liabilities decreased to $1,423,180 as of March 31, 2004, from $4,793,005 as of March 31, 2003.

Our cash used in operating activities was $1,187,403 for the three months ended March 31, 2004, compared to $221,704 during the same period in the prior year. Our investing activities during the three months ended March 31, 2003 totaled $3,792 compared to $50,000 in the prior year. Cash provided by financing activities was $1,300,118, principally from the sale of preferred stock, for the three months ended March 31, 2004, as compared to $407,969 for the same period in the prior year.

We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments. Item 3. Controls and Procedures

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2004, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

From time to time, the Company and its management have conducted and will continue to conduct further reviews and, from time to time put in place additional documentation, of the Company's disclosure controls and procedures, as well as its internal control over financial reporting. The Company may from time to time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that the Company's systems evolve with, and meet the needs of, the Company's business. These changes may include changes necessary or desirable to address recommendations of the Company's management, its counsel and/or its independent auditors, including any recommendations of its independent auditors arising out of their audits and reviews of the Company's financial statements. These changes may include changes to the Company's own systems, as well as to the systems of businesses that the Company has acquired or that the Company may acquire in the future and will, if made, be intended to enhance the effectiveness of the Company's controls and procedures. The Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company's disclosure controls and procedures, as well as the Company's internal control over financial reporting.

For the year ended December 31, 2003, the Company's independent auditors, Dohan and Company, CPA's, P.A. ("Dohan") advised management and the Board of Directors by a letter dated March 30, 2004 that, in connection with its audit of the Company's consolidated financial statements for the year ended December 31, 2003, it noted certain matters involving internal control and its operation that it considered to be a material weakness under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent auditors' attention that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. Further, a material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Dohan advised management and the Board of Directors that it considered the following to constitute material weaknesses in internal control and operations: (i) the Company's failure to adequately staff its finance group to effectively control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities and (ii) the Company's current monthly close process does not mitigate the risk that material errors could occur in the books, records and financial statements, and does not ensure that those errors would be detected in a timely manner by the Company's employees in the normal course of performing their assigned functions. Dohan noted that these matters were considered by it during its audit and did not modify the opinion expressed in its independent auditor's report dated March 30, 2004.

The Company is still in the process of assessing the findings of its independent auditors. As noted above, however, the Company has made and is continuing to make changes in its controls and procedures, including its internal control over financial reporting, aimed at enhancing their effectiveness and ensuring that the Company's systems evolve with, and meet the needs of, the Company's business. As further noted above, the Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company's controls and procedures, including its internal control over financial reporting. For example, the Company is attempting to add two more employees to its accounting staff.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION
Item 1. Legal Proceedings

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

There is presently an outstanding claim against us related to an equipment lease which approximates $53,311 and is reflected as part of capital lease obligations, current portion. As of May 14, 2004, the lessor has not commenced any legal action against us and we believe that we may be able to enter into settlement agreement. We do not believe that we will be materially adversely affected by these liabilities.

We are in the process of taking legal actions against our associate and customer in Mexico for non-payment of the amount they owe us. This customer has substantial assets, including telecommunications equipment, existing working networks and Mexico tax refunds which they have proposed to turn over to us. The motion filed in the Mexican courts was necessary to formally request that Globetel become the assigned payee of the tax refund receivable and formally secure the equipment and to take over the operations of the existing networks.


Item 2. Changes in Securities

Not Applicable

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters brought to a vote of security holders during the quarter ended March 31, 2004.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.       Document Description
   31.1           Certification of the Chief Executive Officer, pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
   31.2           Certification of the Chief Financial Officer, pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
   32.1           Certification of the Chief Executive Officer  pursuant to
                  18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   32.2           Certification of the Chief Financial Officer pursuant to
                  18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


(b) Form 8-K.

   None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBETEL COMMUNICATIONS CORP.


Registrant
/s/ Timothy Huff
Timothy Huff, Chief Executive Officer

Date: May 17, 2004


/s/ Thomas Y. Jimenez
Thomas Y. Jimenez, Chief Financial Officer

Date: May 17, 2004