Form 10QSB
period 2004-06-30
GLOBETEL COMMUNICATIONS CORP
filed 2004-08-16
CIK 919742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

       For the transition period from ____________ to _____________

                         Commission file number 0-23532

                          GLOBETEL COMMUNICATIONS CORP.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

  Delaware                                               88-0292161
--------------------------------------       -----------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

               9050 Pines Blvd. Suite 110 Pembroke Pines, Fl 33024
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  954-241-0590
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

As of August 6, 2004, we had issued 775,761,419 shares of common stock, of which 775,761,419 shares were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

                                TABLE OF CONTENTS

                       PART I - FINANCIAL INFORMATION Page

Item 1. Financial Statements.                                               3
Item 2. Management's Discussion and Analysis or Plan of Operation.         13
Item 3. Controls and Procedures.                                           15

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                 17
Item 2. Changes in Securities.                                             17
Item 3. Default Upon Senior Securities.                                    18
Item 4. Submission of Matters to a Vote of Security Holders.               18
Item 5. Other Information.                                                 18
Item 6. Exhibits and Reports on Form 8-K.                                  18

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheet - (Unaudited)                                    3
Consolidated Statements of Income (Loss) (Unaudited)                        4
Consolidated Statements of Cash Flows (Unaudited)                           5
Notes to Consolidated Financial Statements (Unaudited)                      6

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEET (Unaudited)
Jun 30, 2004


 ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                               $  436,412
   Accounts receivable, less allowance for doubtful
     accounts of $807,818                                   3,114,756
   Prepaid expenses                                           209,358
   Inventory                                                   86,060
   Deferred tax asset, less valuation allowance
     of $3,860,954                                                  -
                                                           ----------
      TOTAL CURRENT ASSETS                                  3,846,586

PROPERTY AND EQUIPMENT, less accumulated
   depreciation of $414,638                                   413,879

OTHER ASSETS
   Investment in unconsolidated foreign subsidiary            352,300
   Intangible assets                                        2,778,000
   Deposits                                                    49,849
                                                           ----------
      TOTAL OTHER ASSETS                                    3,180,149
                                                           ----------
  TOTAL ASSETS                                             $7,440,614
                                                           ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY

  LIABILITIES

  CURRENT LIABILITIES
   Accounts payable                                        $  600,385
   Notes payable                                              248,701
   Current portion of capital lease obligations                51,989
   Loan payable to related party - Charterhouse               361,960
   Accrued expenses and other liabilities                      68,834
   Deferred revenues                                           17,665
   Deferred revenues - related party                           16,279
   Related party payables                                     117,500
                                                           ----------
      TOTAL CURRENT LIABILITIES                             1,483,313
                                                           ----------

 STOCKHOLDERS' EQUITY

  Series A Preferred stock, $.001 par value,
   10,000,000 shares authorized; 150,000 shares
   issued and outstanding                                         150
  Additional paid-in capital - Series A Preferred
    stock                                                   2,224,050
  Series B Preferred stock, $.001 par value, 35,000
   shares authorized; 35,000 shares issued and outstanding         35
  Additional paid-in capital - Series B Preferred stock    14,999,965
  Series C Preferred stock, $.001 par value, 5,000
   shares authorized; 1,000 shares issued and outstanding           1
  Additional paid-in capital - Series C Preferred stock       999,999
  Common stock, $.00001 par value, 1,500,000,000 shares
   authorized; 773,261,419 shares issued and outstanding        7,732
  Additional paid-in capital                               31,405,406
  Stock subscriptions receivable:
   Series B Preferred Stock                               (14,150,000)
   Series C Preferred Stock                                  (875,000)
  Accumulated deficit                                     (28,655,037)
                                                           ----------
     TOTAL STOCKHOLDERS' EQUITY                             5,957,301
                                                           ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $7,440,614
                                                           ==========
 See accompanying notes.

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)


                                                           For the            For the            For the           For the
                                                      Six Months Ended    Six Months Ended  Three Months Ended Three Months Ended
                                                        June 30, 2004      June 30, 2003      June 30, 2004     June 30, 2003
---------------------------------------------------- ------------------- ------------------ ----------------- -----------------
 REVENUES EARNED                                          $   7,000,419      $   6,093,111      $  3,790,085      $  2,995,456
 COST OF REVENUES EARNED                                      6,853,409          4,247,843         3,688,668         2,126,394
--------------------------------------------------- ------------------- ------------------ ----------------- -----------------
       GROSS MARGIN                                             147,010          1,845,268           101,417           869,062
--------------------------------------------------- ------------------- ------------------ ----------------- -----------------

 EXPENSES
       Payroll and related taxes                                185,965            157,090           109,677            61,049
       Consulting and professional fees                         439,468            241,916           267,735           124,094
       Officers' compensation                                   682,260            283,085           165,594           141,833
       Bad debts                                                429,031             44,436            30,282            44,436
       Investment banking and financing fees                    169,066             62,450           146,394            32,390
       Investor and public relations                             73,904             11,370            73,904            10,056
       Research and development                                  16,277                  -            16,277                 -
       Other operating expenses                                  77,635             46,152            33,945             2,715
       Telephone and communications                              34,292             34,820            18,415            14,192
       Travel and related expenses                               93,427             50,880            49,534            17,577
       Rents                                                     31,858             22,200            17,867            11,308
       Insurance and employee benefits                           44,027             49,540            22,843            25,813
       Depreciation and amortization                             24,616             22,299            12,900            11,121
--------------------------------------------------- ------------------- ------------------ ----------------- -----------------
          TOTAL EXPENSES                                      2,301,826          1,026,238           965,367           496,584
--------------------------------------------------- ------------------- ------------------ ----------------- -----------------
 INCOME (LOSS) FROM OPERATIONS BEFORE OTHER
      INCOME (EXPENSE) AND INCOME TAXES                      (2,154,816)           819,030          (863,950)          372,478
--------------------------------------------------- ------------------- ------------------ ----------------- -----------------

 OTHER INCOME (EXPENSE)
       Gain on forgiveness of debt                                3,515                  -                 -                 -
       Gain on discontinued operations                                -             34,365                 -            34,365
       Interest income                                              971                141               235                32
       Interest expense                                         (10,540)           (76,186)           (3,589)          (40,598)
--------------------------------------------------- ------------------- ------------------ ----------------- -----------------
          NET OTHER INCOME (EXPENSE)                             (6,054)           (41,680)           (3,354)           (6,201)
--------------------------------------------------- ------------------- ------------------ ----------------- -----------------
 INCOME (LOSS) BEFORE INCOME TAXES                           (2,160,870)           777,350          (867,304)          366,277
--------------------------------------------------- ------------------- ------------------ ----------------- -----------------
 INCOME TAXES
       Provision for income taxes                                     -            272,073                 -           128,197
       Tax benefit from utilization of net
         operating loss carryforward                                  -           (272,073)                -          (128,197)
--------------------------------------------------- ------------------- ------------------ ----------------- -----------------
          TOTAL INCOME TAXES                                          -                  -                 -                 -
--------------------------------------------------- ------------------- ------------------ ----------------- -----------------
 NET  INCOME (LOSS)                                       $  (2,160,870)      $    777,350      $   (867,304)      $   366,277
=================================================== =================== ================== ================= =================

 WEIGHTED AVERAGE NUMBER OF COMMON    SHARES
   OUTSTANDING - BASIC                                      701,417,680        611,024,150       700,064,897       616,663,618

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING - DILUTED                                    701,417,680        644,445,272       700,064,897       650,084,740
=================================================== =================== ================== ================= =================

 NET INCOME (LOSS) PER SHARE - BASIC                       $     (0.00)        $      0.00      $     (0.00)        $     0.00

 NET INCOME (LOSS) PER SHARE - DILUTED                     $     (0.00)        $      0.00      $     (0.00)        $     0.00
--------------------------------------------------- ------------------- ------------------ ----------------- -----------------

 See accompanying notes.


GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

------------------------------------------------------------------- -------------------- --------------------
                                                                           For the               For the
                                                                       Six Months Ended     Six Months Ended
                                                                        June 30, 2004        June 30, 2003
------------------------------------------------------------------- -------------------- --------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                                  $   (2,160,870)       $     777,350
       Adjustments to reconcile net income (loss) to net
            cash used by operating activities:
              Depreciation and amortization                                      107,254              101,606
              Gain on discontinued operations                                          -              (34,366)
              Bad debt expense                                                   429,031                    -
              Common stock exchanged for services                                600,566               21,000
              Common stock for severance pay                                           -               36,000
       (Increase) decrease in assets:
              Accounts receivable                                               (450,360)          (1,763,138)
              Prepaid expenses                                                  (209,358)                   -
              Inventory                                                          (86,060)                   -
              Deposits                                                           (33,714)             (38,000)
              Deposits on equipment                                              (50,000)                   -
              Deposits to carriers                                                71,000                    -
       Increase (decrease) in liabilities:
              Accounts payable                                                  (270,855)             105,385
              Accrued payroll and related taxes                                        -              (12,785)
              Accrued officers' salaries and bonuses                                   -              193,368
              Accrued expenses and other liabilities                               1,411               18,917
              Deferred revenues                                                  (13,863)              16,162
              Deferred revenues - related party                                  (10,744)            (147,480)
------------------------------------------------------------------- -------------------- --------------------
              NET CASH USED BY OPERATING ACTIVITIES                           (2,076,562)            (725,981)
------------------------------------------------------------------- -------------------- --------------------
 CASH FLOWS FROM INVESTING ACTIVITIES
       Acquisition of property and equipment                                     (52,758)            (215,515)
------------------------------------------------------------------- -------------------- --------------------
              NET CASH USED BY INVESTING ACTIVITIES                              (52,758)            (215,515)
------------------------------------------------------------------- -------------------- --------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
       Sale of preferred stock - Series A                                      1,132,060                    -
       Sale of preferred stock - Series B                                        850,000                    -
       Sale of preferred stock - Series C                                        125,000                    -
       Payments on capital lease financing                                        (1,322)              (2,392)
       Proceeds from notes payable and long-term debt                            375,000              751,073
       Proceeds from related party payables                                       60,000              144,194
       Payments on notes payable and long-term debt                             (200,000)                   -
       Payments on related party payables                                              -              (96,053)
------------------------------------------------------------------- -------------------- --------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                        2,340,738              796,822
------------------------------------------------------------------- -------------------- --------------------
 NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                 211,418             (144,674)

 CASH AND EQUIVALENTS - BEGINNING                                                224,994              201,631
------------------------------------------------------------------- -------------------- --------------------
 CASH AND EQUIVALENTS - ENDING                                             $     436,412     $         56,957
------------------------------------------------------------------- -------------------- --------------------

 SUPPLEMENTAL DISCLOSURES
          Cash paid during the period for:
          Interest                                                         $      10,540     $         27,932
          Income taxes                                                     $           -     $              -

 In addition to amounts reflected above, common stock was issued for:
          Settlement of debt                                               $           -     $        294,206
          Consulting and professional services                             $     600,566     $         21,000
          Employee compensation                                            $           -     $         36,000

Non cash financing activities:
        On April 27, 2004, $15,000,000 of Series B preferred stock was issued. A stock subscription receivable was recorded in the amount of $14,150,000.

        On April 27, 2004, $1,000,000 of Series C preferred stock was issued. A stock subscription receivable was recorded in the amount of $875,000.
-------------------------------------------------------------------------------------------------------------

 See accompanying notes.

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2004

NOTE 1 - BASIS OF PRESENTATION

Interim financial statements

The accompanying unaudited financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The financial statements include the accounts of GlobeTel Communication Corp. and its wholly-owned subsidiaries, Sanswire, LLC and GTCC de Mexico, S.A. de C.V. All adjustments are of a normal recurring nature, except as otherwise noted below. The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

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


NOTE 2 - ACCOUNTS RECEIVABLE AND SALES - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

Three customers accounted for 98% of the Company's sales for the three months ended June 30, 2004, including 18% attributable to the Brazil network, 44% to the Mexico network, and 36% to the Philippine network. The customers for these networks account for 91% of accounts receivable.

The same three customers accounted for 95% of the Company's sales for the six months ended June 30, 2004, including 20% attributable to the Brazil network, 47% to the Mexico network, and 28% to the Philippine network.


NOTE 3 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

During the three and six months ended June 30, 2004, the Company increased its allowance for doubtful accounts by $30,283 and $429,031, respectively, predominantly for the receivables from the Mexico and Brazil networks, representing a percentage of amounts receivable older than 90 days which have not been received as of the date of this report.


NOTE 4 - INVESTMENT IN UNCONSOLIDATED FOREIGN SUBSIDIARY

In September 2003, the Company entered into an agreement with Advantage Telecommunications Ltd. (ATC), an Australian telecommunications corporation, where, for a strategic investment of $1.2 million, the Company would own up to 50% of the stock of ATC, and would have control of the board of directors of ATC. ATC had operations in England and Hong Kong and had points of presence
(POP) in over 15 countries. The agreement was subsequently modified to where the investment of $1.2 million would be for the purchase of ATC's telecommunication equipment and network operations of ATC's subsidiaries in Hong Kong and England. Subsequently, ATC deconsolidated its subsidiaries and suspended operations.

As of June 30, 2004, the Company had remitted $352,300 to ATC and ATC's assignee as partial payment towards the completion of the transaction. Pursuant to additional modifications of the agreement, the Company issued 16,500,000 restricted shares of the Company's common stock to ATC to complete the transaction as follows: (a) 10,000,000 shares, valued at $847,700, were issued to bring the investment balance to $1.2 million, and (b) an additional 6,500,000 shares, valued at $520,000 were issued to bring the investment balance to $1,720,000. These amounts were agreed to by the Company and ATC.

The investment was structured by the parties and recorded by ATC as a secured convertible note payable to the Company. The note was interest-bearing at a rate of 12%. However, neither the Company nor ATC received or paid, respectively, nor accrued such interest. The note was convertible, at the option of the Company, at a conversion rate of AUD$ 0.005 per share.

On June 30, 2004, the Company exercised its option to convert the note and was issued 467,327,745 shares of ATC stock. In addition, the Company took an assignment from ATC of a note payable to an ATC bank creditor in the amount of approximately AUD$ 750,000 (US $518,000) for a purchase price of 3,500,000 restricted shares of the Company's stock, in full payment of the balance due. Pursuant to an agreement between the Company and ATC, the Company converted the balance to ATC shares, at a conversion rate of AUD$.005 and on June 30, 2004, the Company was issued 147,968,635 shares of ATC stock.

As a result of the conversions, the Company held a total of 615,296,380 shares representing an ownership interest in ATC of 73.15%. In addition, as a result of and pursuant to the terms of conversion, the Company received options to acquire an additional 467,327,809 shares by June 30, 2007 at AUD$ 0.005 per share.

Notwithstanding the Company's 73.15% ownership interest and control of ATC's Board of Directors, the Company has not consolidated ATC into its accounts, whereas ATC is a foreign subsidiary of the Company, with no current operations. Furthermore, the primary asset of ATC as of June 30, 2004, consists of the 16.5 million shares of the Company's stock.

The Company's stock issuances described above were recorded at par value, and the carrying value of the Company's investment in the unconsolidated foreign subsidiary is $352,000, representing the sum of cash advanced by the Company to ATC.

As of June 30, 2004, ATC's shares were not trading on the Australian Stock Exchange, nor any other exchange. However, ATC expects the shares to be relisted in the near-term. The Company intends to make ATC into an operating company, expanding the Company's presence in the Asian market, and resulting in the marketability of ATC's stock and potential income from the subsidiary. Upon the occurrence of such events, the Company may adjust the carrying value of and/or consolidate the subsidiary in accordance with generally accepted accounting principles used in the United States.

In addition, the Company has agreed with the Liquidator of ATC's former UK subsidiary to acquire telecommunication equipment owned by that former subsidiary valued by the Company at $128,210.

In May, 2004, Advantage Telecommunications Ltd. changed its name to Consolidated Global Investments, Ltd. (CGI) and all reports and filings are now under the name of Consolidated Global Investments, Ltd.


NOTE 5 - NON-READILY-MARKETABLE EQUITY SECURITIES, AVAILABLE FOR SALE

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

The above agreements and transactions were facilitated by and through Charterhouse Consultancy Service, Ltd, a Nevis corporation, and it's successor corporation, Charterhouse Investment Holdings Ltd., a Malaysian corporation (collectively known as "Charterhouse"), and Global VoIP (GVoIP), a Delaware Corporation, of which Timothy Huff, the Company's current CEO was a 99% owner and officer. Although Mr. Huff, by and through GVoIP, originally functioned as consultant to Charterhouse, neither Mr. Huff nor GVoIP were directly compensated for participating in the agreements and transactions described above and below. Instead, Mr. Huff became an officer and a Director of the Company and assigned any and all interest GVoIP had to the Company without compensation. GVoIP was dissolved immediately thereafter.

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

NOTE 6 - LETTERS OF CREDIT AND NOTES PAYABLE

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

The letters of credit issued to the Mexican telecom provider have been cancelled by the provider and have been returned. The Company is in the process of negotiating with their bank to renew the letters of credit for use in future transactions.


NOTE 7 - ASSET ACQUISITION - SANSWIRE

Asset Purchase Agreement

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

Sanswire's assets consist primarily of its intellectual property and its proprietary rights in its intellectual property. The Strattelite that they are developing is similar to a satellite, but it is stationed in the stratosphere rather than in orbit. Sanswire is a development stage company and as of May 3, 2004, the Stratellites are in the initial development stage. GlobeTel has placed all of Sanswire's assets into Sanswire Networks, LLC, its Florida-based, wholly-owned subsidiary ("Sanswire-FL").

As consideration for the sale of the assets, the Company issued 28 million shares ("Shares") of its common stock ("Common Stock") to Sanswire at the closing and the shares are being held in escrow pending delivery of the final documents.

Contingent Consideration

An additional 200 million shares will be issued pursuant to the terms and conditions of the "successful commercial launch" of a commercial communications platform aboard an airship by the December 31, 2005, closing date.

For purposes of the purchase agreement, a "successful commercial launch" will be deemed to have occurred if all the conditions in the Agreement have been satisfied and all other conditions deemed material by GlobeTel are satisfied, as determined by GlobeTel in its sole discretion. A "successful commercial launch" will occur if (i) an airship (dirigible) is flown for a period of 90 consecutive days at an approximate altitude of 70,000 feet, without technical difficulty,
(ii) a customer is able to receive both voice and Internet services at the same time when it uses the "Stratellite service", at a customer-premises equipment
(CPE) cost of approximately $100, and (iii) at least 250,000 paying customers must be able to use the Stratellite service based on agreed upon engineering specifications. For these purposes, it is also assumed that the cost of each airship used in the Stratellite service will not exceed $3 million, the cost of each tracking earth station will not exceed $7 million and that each earth station (if more than one) will have the ability to cover several deployed airships at one time. If the cost of any airship or earth station exceeds $3 million or $7 million, respectively, at the time that the "commercial launch" is being implemented, the project will not be deemed to be commercially viable and a "successful commercial launch" will not have occurred.

Accounting for Purchase Price and Intangible Assets

The purchase price for the Sanswire assets was $2,800,000, based on a value of $ ..10 per share for the 28 million Company shares issued in the transaction. The Company allocated the purchase price based on the estimated fair market value of the asset acquired as follows: (a) equipment - $32,000; and (b) intangible assets - $2,768,000. In addition, the Company recorded an additional $10,000 to the purchase price to account for estimated cost of issuing and registering the shares for public sale in connection with this transaction. Sanswire-FL's assets, liabilities, results of operations and cash flows are consolidated in these financial statements.

Since it is presently unknown whether or not Sanswire will achieve the above referenced results required to be entitled to the contingent consideration, no amount for such contingent consideration was recorded as a liability or included in the allocation of the purchase price. The Company will record the 200 million contingent shares at fair value upon issuance of the shares or at such time that the Company may determine that the issuance of the shares is probable and the value ascribable to the shares is estimable.

The intangible assets include technology-based, marketing-related, and contract-related assets. The Company determined that the intangible assets have an indefinite life, and, accordingly, are not subject to amortization. Instead, the Company tests the asset for impairment at each reporting period, and upon the occurrence of any significant event which may affect the carrying value of the assets. The Company tested the assets for impairment and determined that no impairment existed and no adjustment to the carrying value was required as of June 30, 2004, and through the date of this filing. Sanswire's research, development and testing of the Strattelite technology is continuing as scheduled, and no event occurred or circumstances known to management exist to indicate impairment.

Employment Agreements

The Company also entered into three-year employment agreements with four former Sanswire Technology, Inc. executives. Michael Molen, Jairo Rivera, Brian Keith and Jane Molen will serve as the Chief Executive Officer, Chief Financial Officer; Chief Operating Officer and Comptroller of Sanswire-FL, respectively. Mr. Molen will also receive an earn-out which will be based on value of Sanswire-FL compared to the Company (exclusive of Sanswire-FL). If the value of Sanswire-FL is more than 24% of the value of the Company, Mr. Molen will be entitled to receive stock equal to 10% of GlobeTel common stock outstanding on the date of valuation. Mr. Molen has the right to select the valuation date and a mutually agreeable third party will evaluate the value of Sanswire-FL compared to GlobeTel.


NOTE 8 - LOAN PAYABLE TO RELATED PARTY - CHARTERHOUSE


In January 2003, the Company received a $50,000 loan from Charterhouse. This loan payable as well as the previous $311,960 payable are unsecured, non-interest bearing and have no formal repayment terms.


NOTE 9 -AGREEMENTS


Consulting and Investment Banking Agreement

In October 2003, the Company entered into an agreement with Fordham Financial to raise $2,500,000 resulting in issuance of circular offering dated October 17, 2003. Fordham Financial agreed to receive 10% commission for the raising of the funds. Fordham Financial had subscriptions of $1,092,140 as of December 31, 2003, and had raised the full $2,500,000 as of January 31, 2004.

Centerline Communications, LLC.

On June 30, 2004, the Company entered into an operating agreement with Carrier Services, Inc., a Nevada corporation, also a telecommunications company to form a limited liability company which shall exist for a period of three years from the filing of its Articles of Organization unless sooner terminated or dissolved in accordance with its Articles of Organization or this Agreement.

The purposes of the LLC are to build telecommunications revenue and client base, utilizing each party's network and financial resources and to engage in any other business or activity that is necessary and proper to accomplish the above purposes.

No operations or activities were conducted through June 30, 2004.

Sanswire, LLC Project

On April 14, 2004, the Company entered into an agreement with Australian based individuals, Michael Terry, E. John Hardy and Robert Johnson to form a new company to be domiciled in Australia. The new company will have the following distribution: GlobeTel - 45%, Mr. Terry - 30%, Mr. Hardy - 12.5% and Mr. Johnson
- 12.5%.

The purpose of the new corporation is to deploy the StratelliteTM technology and other GlobeTel international services in the Australian and New Zealand markets. Messrs. Terry, Hardy & Johnson will undertake initial capital raising to fund the launch of the StratelliteTM technology in Australia while GlobeTel will enter into a license agreement with the new company to provide its StratelliteTM technology and GlobeTel services under terms and conditions agreed upon.

No operations or activities were conducted through June 30, 2004.

Stored Value Card Program Agreement

In June, 2004, the Company entered into an agreement with Bankard Inc. a member of the RCBC Group, one of the largest private commercial bank and financial institutions in the Philippines to introduce a stored value card program for domestic and international use. Bankard will be able to issue a Visa and MasterCard card program that will offer Overseas Filipino Workers and Filipinos in foreign countries, convenient, risk free and low cost international funds transfer and discounted long distance calling services.

No operations or activities were conducted through June 30, 2004.

NOTE 10 - EARNINGS (LOSS) PER SHARE


Per share information is computed based on the weighted average number of common shares outstanding (basic and diluted) during the period. Available stock options were anti-dilutive and therefore were exclude from the net income (loss) per common share calculation.


NOTE 11 - STOCK OPTIONS


During the year ended December 31, 2003, the Company issued the following options to acquire common stock:


Date Issued                Shares           Consideration              Valuation        Relationship
September 26, 2003         2,206,667        Satisfaction of debt        33,100          Former President
September 26, 2003        17,600,000        Accrued salary             264,200          Former President
September 26, 2003         8,944,467        Accrued salary             134,167          Chief Executive Officer
September 26, 2003         7,444,467        Accrued salary             111,667          Chief Operating Officer
September 26, 2003         7,444,467        Accrued salary             111,667          Chief Financial Officer
September 26, 2003         4,111,133        Accrued salary              61,667          Controller
December 18, 2003          6,666,667        Officer salary             100,000          Former President
December 18, 2003          5,333,333        Officer salary              80,000          Chief Operating Officer
December 18, 2003          3,333,333        Salary                      50,000          Controller
December 18, 2003          1,000,000        Officer salary              15,000          President
December 18, 2003          1,666,667        Accounting services         25,000          Outside accountants
December 18, 2003          2,666,667        Network services            40,000          Vendor

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


NOTE 12 - PREFERRED STOCK


Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities issued and/or sold by us during the past two years, including the dates and amounts of securities sold; the persons or class of persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received.

Series B

On April 27, 2004, the Company agreed to sell 1,000 shares of Series B Preferred Stock of GlobeTel Communications Corp. ("GTEL") to Caterham Financial Management, Ltd., a Malaysian company ("Caterham"), for a total investment of $15 million. The Company intends to use $5 million of this investment for working capital and $10 million to purchase two Stored Value Card Data switches.

The agreement was later modified so that the total number of shares is 35,000 for the same investment convertible into the same amount of common stock as agreed upon on April 27, 2004.

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

The Certificate of Designation for the Series B Preferred Stock was filed with the State of Delaware on July 30, 2004.

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

Beginning on the first anniversary after the first closing date and expiring two years thereafter, Caterham and its nominees may convert (in whole or in part) its Series B Preferred Stock into GlobeTel common stock. Each 1,000 share increment of Series B Preferred Stock, as a class, issued to Caterham and its nominees shall be convertible into that number of shares of the Company's common stock equal to 1% of GlobeTel then issued and outstanding shares (the "Aggregate Conversion Shares") as determined on the date in which Caterham, or one of its nominees, first converts its Series B Preferred Stock into the Company's common stock (the "First Conversion Date"). Each holder of the Series B Preferred Stock will receive shares of GlobeTel aggregate conversion shares based on his pro-rata ownership of the Series B Preferred Stock. Three years after the first closing date, all of the shares of GlobeTel's Series B Preferred Stock which have not converted into GTEL common stock will be automatically converted into shares of GlobeTel's common stock.

Series C

On June 11, 2004, the Company agreed to sell 1,000 shares of Series C Preferred Stock of GlobeTel Communications Corp. ("GTEL") to Tim Ingram, a Hong Kong based investment banker, for a total investment of $1 million. The Company intends to use this $1 million investment for working capital and purchase of equipment necessary to expand the Company's Stored Value Ccard Programs.

Tim Ingram agreed to advance $1 million to GTEL on or before June 25, August 25, October 25 and December 25, 2004.

The Certificate of Designation for the Series C Preferred Stock was filed with the State of Delaware on July 30, 2004.

Provided that the preferred shares have not been converted, the Holders of the Series C Preferred Stock, voting as a group, will have voting rights equal to the current conversion share amount at the time of the vote of GTEL's authorized shares of common stock for a period of three years from the first closing date.

For a period of one year after the First Closing Date, the Series C Preferred Stock shall not be convertible into shares of GTEL common stock. Beginning on the first anniversary of the First Closing Date and for a period of two years thereafter, Tim Ingram may convert (in whole or part) its Series C Preferred Stock into GTEL common stock. The 1000 shares of Series C Preferred Stock will represent 2% of the GTEL common in their converted state. The Series C Preferred Stock shall be convertible in at least 100 share increments, each increment, at the time of conversion, will represent one tenth of 2% of the issued and outstanding shares of GTEL common stock. On the third anniversary of the First Closing Date, all shares of Series C Preferred Stock owned by Tim Ingram will automatically be converted into GTEL common stock (to the extent such shares have not been converted into common stock prior to this date). Except for the aforementioned voting rights and conversion rights, each share of Series C Preferred Stock shall have rights that are identical to that of GTEL's common stock.


NOTE 13 - SUBSEQUENT EVENTS


Contract Agreements


The Company has entered into agreements with several companies to market and distribute the Company's Stored Value Card Programs.

In July, 2004, the Company entered into with Philippine entrepreneur Illac Diaz, founder of Pier One, to launch GTEL's Stored Value Card Program for seafarers in the Philippines. The new "Lighthouse Card" will allow Filipino seafarers to load and remit cash from overseas at special rates. Lighthouse cardholders in the Philippines can then withdraw their money from any ATM in the Philippines and access their account from most locations throughout the world.

Also in July, 2004, the Company launched its latest MasterCard approved Stored Value Card Program, Bill Express, through its Australian distributor, OnQ, with over 8,000 points of sale throughout Australia. The new prepaid debit style product was designed to provide a customer with a convenient alternative to cash that is secure and easy to manage. The Bill Express card can be topped up at selected retail outlets and used wherever the MasterCard and Maestro logos are featured.

In August, 2004 the Company entered into an agreement with First Class Professional Human Resources, Inc. (FC Professional), a Philippines corporation based in Manila, to launch the GTEL Stored Value Program in Japan to its members. FC Professional represents approximately 40,000 Filipino workers in Japan. It is a member association of FAME (Federated Associations of Manpower Exporters) which represents over 75% of the millions of Overseas Filipino Workers. The remittance program, an application of GTEL's Stored Value Program, will provide a low cost, easy to use, convenient, risk free remittance capability while adding significant other benefits to users of the program. These benefits will include low cost international calling and loyalty discounts.

Sanswire Demonstration

In July, 2004, Sanswire successfully demonstrated the wireless communications capabilities of the Stratellites during a two-day event at the Company's Atlanta headquarters. In order to best replicate the high-altitude flying conditions of its Stratellites, Sanswire mounted its wireless transmission platform on a specialized, high-altitude jet helicopter that was held in one geostationary position at an altitude of nearly three miles above the demonstration area. The successful proof-of-concept demonstrations provided the Company with additional information that it will use to launch its first Stratellite into the stratosphere.

The first of the two-day event was a private demonstration for Sanswire's international partners. Day two was open to the public and media. A series of antennas were mounted to the platform that received a wireless signal from an earth station and retransmitted the live signal to the demonstration area on the ground, allowing the Company to demonstrate the voice and data capabilities of the high-altitude wireless platform. The GPS guidance system was tested by using the system to guide and provide a holding coordinate for the aircraft.

Preferred Stock Series D

On July 28, 2004, the Company agreed to sell 1,000 shares of Series D Preferred Stock of GlobeTel Communications Corp. ("GTEL") to Mitchell A. Siegel, Chief Operating Officer of the Company. The Company intends to use $1 million of this investment for working capital and purchase of equipment necessary to expand the Company's stored value card programs.

Mitchell A. Siegel has agreed to advance $1 million to GTEL in four (4) installments due on or before August 25, September 25, October 25 and November 25, 2004.

The Certificate of Designation for the Series D Preferred Stock was filed with the State of Delaware on July 30, 2004.

Provided that the preferred shares have not been converted, the Holders of the Series D Preferred Stock, voting as a group, will have voting rights equal to the current conversion share amount at the time of the vote of GTEL's authorized shares of common stock for a period of three years from the first closing date.

For a period of two years after the First Closing Date, the Series D Preferred Stock shall not be convertible into shares of GTEL common stock. Beginning on the second anniversary of the First Closing Date and for a period of two years thereafter, Mitchell A. Siegel may convert (in whole or part) its Series D Preferred Stock into GTEL common stock. The 1000 shares of Series D Preferred Stock will represent 2% of the GTEL common in their converted state. The Series D Preferred Stock shall be convertible in at least 100 share increments, each increment, at the time of conversion, will represent one tenth of 2% of the issued and outstanding shares of GTEL common stock. On the third anniversary of the First Closing Date, all shares of Series D Preferred Stock owned by Mitchell
A. Siegel will automatically be converted into GTEL common stock (to the extent such shares have not been converted into common stock prior to this date). Except for the aforementioned voting rights and conversion rights, each share of Series D Preferred Stock shall have rights that are identical to that of GTEL's common stock.

Item 2. Management's Discussion and Analysis or Plan of Operation


This Form 10-QSB and other statements issued or made from time-to-time by us contain statements which may constitute "Forward-Looking Statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934 by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding our intent, belief or current expectations, and those of our officers and directors and the officers and directors of our subsidiaries as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results and the timing of certain events may differ materially from those contemplated by such forward-looking statements.

Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. Words like "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions identify forward-looking statements.

Overview

GlobeTel Communications Corp. (Globetel), a Delaware corporation established in July 2002, is engaged in the business of providing telecommunication services, primarily involving Internet telephony using Voice over Internet Protocol ("VoIP") equipment. We are authorized to issue up to 1,500,000,000 shares of Common Stock, par value $0.00001 per share, 10,000,000 shares of series A Preferred Stock, par value $0.001, 35,000 shares of series B Preferred Stock, par value $0.001 and 1,000 shares of series C Preferred Stock, par value $0.001. The preferred stock is a so-called "blank check" preferred, meaning that its terms such as dividends, liquidation and other preferences, are to be fixed by the Company's Board of Directors at the time of issuance.

Results of Operations - Comparison of Three Months Ended June 30, 2004 and 2003

Revenues. During the three-month period ended June 30, 2004, our sales were $3,790,085 compared to sales of $2,995,456 during the same period last year, an increase of $794,630 or 26.50%. Our revenues continue to be predominantly from telecommunications minutes going through our Mexico, Philippines and Brazil networks. Our Mexico network generated $1,674,828 (or 44% of gross sales), while our Philippine network generated $1,395,434 (or 36% of gross sales) and our Brazil network generated $715,684 (or 18% of gross sales). The Mexico revenues reflect a 24.6% decrease compared to the same period last year, resulting from decreased billing rates.

Cost of Sales. Our cost of sales consists primarily of the wholesale cost of buying bandwidth purchased by us for resale, costs of telecommunication equipment and technical services. We had cost of sales of $3,688,668 for the three months ended June 30, 2004, compared to cost of sales of $2,126,394 during the three months ended June 30, 2003. We expect cost of sales to increase in future periods only to the extent that our sales volume increases.

Gross Margin. The gross margin decreased to $101,417 or 3% for the three months ended June 30, 2004 compared to the same period last year when the gross margin was $869,028 or 29%. The decrease in gross margin is attributable to the increased cost of the minutes to terminate, especially the Mexico network, where our margin is less than two percent. We expect to derive higher margins once we formally take over the operations of our customer's Mexico network as described in Part II, Item 1 "Legal Proceedings."

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting service expenses, travel and other general corporate expenses. Our operating expenses for the three months ended June 30, 2004, was $965,367, an increase from $496,584 for the same period in 2003.

Our operating expenses increased substantially due to our current expansion. Payroll and related taxes increased by over $72,388 because we hired additional personnel to expand our Stored Value Card Program. We expended $31,957 more in travel than the same period in 2003, and $143,641 more in professional services and consulting. We also had increased corporate expenses, $114,005 more in broker's fees, $63,848 more in investor relations and public relations cost, $31,228 other operating expenses. Finally, we spent $16,277 in Sanswire-related costs. Our expenses in the future may increase in absolute dollars as we continue to expand our network termination locations worldwide and incur additional costs related to the growth of our business and being a public company.

Income (Loss) from Operations. We had an operating loss of ($863,950) for the three months ended June 30, 2004, compared to an operating income of $372,444 for the three months ended June 30, 2003. The loss was a result of reduced margin and higher operating costs related to the expansion of our Stored Value Card Program. We expect that we will continue to have higher operating costs as we increase our staffing and continue expanding operations and distributing our Stored Value Card Program.

Net Income (Loss). Our net loss for the three months ended June 30, 2004, was ($867,304) compared to a net income of $366,277 during the three months ended June 30, 2003.

Results of Operations - Comparison of Six Months Ended June 30, 2004 and 2003

Revenues. During the six-month period ended June 30, 2004, our sales were $7,000,419 compared to sales of $6,093,111 during the same period last year, an increase of $907,308 or 14.90%. Our revenues continued to be predominantly from telecommunications minutes going through our Mexico, Philippines and Brazil networks. Our Mexico network generated $3,345,286 (or 47% of gross sales), while our Philippines network generated $1,974,841 (or 28% of gross sales) and our Brazil network generated $1,457,932 (or 20% of gross sales).

Cost of Sales. Our cost of sales consists primarily of the wholesale cost of buying bandwidth purchased by us for resale, costs of telecommunication equipment and technical services. We had cost of sales of $6,853,409 for the six months ended June 30, 2004, compared to cost of sales of $4,247,843 during the six months ended June 30, 2003. We expect cost of sales to increase in future periods only to the extent that our sales volume increases.

Gross Margin. The gross margin decreased to $147,009 or 2% for the six months ended June 30, 2004 compared to the same period last year when the gross margin was $1,845,268 or 30%. The decrease in gross margin is attributable to the increased cost of the minutes to terminate, especially the Mexico network, where our margin is substantially lesser than the previous year. We expect to derive higher margins once we formally take over the operations of our customer's Mexico network as described in Part II, Item 1 "Legal Proceedings."

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting service expenses, travel and other general corporate expenses. Our operating expenses for the six months ended June 30, 2004, was $2,301,826, compared to $1,026,238 during the same period in 2003, an increase of $1,275,588.

Our operating expenses increased substantially due to the expansion mode the Company is currently undergoing. Payroll and related taxes increased by over $428,051 because we hired additional personnel to expand our stored value card program. We expended $42,548 more in travel than the same period in 2003, and $197,551 more in professional services and consulting. We also had increased corporate expenses, $106,616 more in broker's fees, $62,534 more in investor relations and public relations cost, $31,482 other operating expenses. Finally, we spent $16,277 in Sanswire-related costs. Our expenses in the future may increase in absolute dollars as we continue to expand our network termination locations worldwide and incur additional costs related to the growth of our business and being a public company.

Income (Loss) from Operations. We had a net ordinary loss of ($2,154,817) for the six months ended June 30, 2004, compared to net ordinary income of $819,029 for the six months ended June 30, 2003.

Other Income (Expense). Interest income (expense) consists of interest expense on our borrowings and interest income earned on our cash and cash equivalents and, for the prior period, receivables from related parties. We recorded interest income of $971 during the six months ended June 30, 2004, compared to $141 during the same period in the prior year. Interest expenses during the six months ended June 30, 2004, were $10,540 compared to $76,186 during the same period in the prior year.

Net Income (Loss). Our net loss for the six months ended June 30, 2004, was ($2,160,871) compared to a net income of $777,350 during the six months ended June 30, 2003.

Liquidity and Capital Resources.

As of June 30, 2004, we had $436,412 of cash and cash equivalents compared to $56,957 as of June 30, 2003.

Our accounts receivable were $3,114,756 as of June 30, 2004, compared to $3,480,243 during the same time period in 2003. An estimated 91% or $2,836,659 of the June 30, 2004, receivables were attributable to three customers, including 42% or $1,311,443 related to the Mexico network, 42% or $1,296,338 related to the Brazil network and 7% or $228,878 related to our Philippines network. We have increased our allowance for doubtful accounts by $30,283 for the period for these customers.

We had current assets totaling $3,846,586 as of June 30, 2004, compared to $5,137,200 as of June 30, 2003. The decrease was attributable to the write-off of receivables in the prior year as discussed in note 3 the financial statements. Out total assets decreased to $7,440,614 as of June 30, 2004, from $10,082,109 in the same period in 2003. Likewise, the decrease is attributable to write-off of long-term receivables as discussed in Note 3 to the financial statements.

Our total current liabilities decreased to $1,483,312 as of June 30, 2004, a decrease of $3,311,371 from $4,794,684 as of June 30, 2003. The decrease is principally due to payments of notes payable, accrued officers' salaries and related party payables. There were no long-term liabilities as of June 30, 2004 and 2003.

Our cash used in operating activities was $2,076,562 for the six months ended June 30, 2004, compared to $725,981 during the same period in the prior year. Our investing activities during the six months ended June 30, 2003 totaled $52,758 compared to $215,515 in the prior year. Cash provided by financing activities was $2,340,738, principally from the sale of preferred stock, for the six months ended June 30, 2004, as compared to $796,822 for the same period in the prior year.

As detailed in the notes to the financial statements, we have sold preferred shares that will raise a total of $7,000,000 in cash and $10,000,000 in lines of credit for equipment purchase. We have received $1,250,000 as of the date of this report. The rest of the funds will be received during the course of the year. With this funding, we will have the existing capital resources necessary to fund our operations and capital requirements as presently planned over the next twelve months. However, if we don't receive the full amount, then we may not have the existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements and therefore we may have to pursue additional funds through the issuance of debt and/or equity instruments.

Contracts and Contingencies

During the quarter we entered into a final Asset Purchase Agreement with Sanswire Technolgoies to purchase certain assets related to their "Stratellite" program. This included certain intellectual property. The agreement called for the issuance of 28 million shares of our common stock as consideration for the assets acquired. We intend to register such securities on behalf of Sanswire. We will receive no proceeds from any such offering. Based upon certain milestones as described in the Notes to Financial Statements and in the Asset Purchase Agreement, we may be obligated to issue another 200 million shares of our common stock. There can be no assurance that such milestones will be met and the stock will be issued. The contingencies expire on January 31, 2005, but may be extended by agreement of the parties.


Item 3.  Controls and Procedures


Evaluation of Disclosure Controls and Procedures


As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2004, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Globetel is taking legal actions against our associate and customer in Mexico for non-payment of the amount they owe us. This customer has substantial assets, including telecommunications equipment, existing working networks and Mexico tax refunds which they have proposed to turn over to us. The motion filed in the Mexican courts was necessary to formally request that Globetel become the assigned payee of the tax refund receivable and formally secure the equipment and to take over the operations of the existing networks.


Item 2. Changes in Securities

Series B Preferred Stock

On April 27, 2004, we agreed to sell 1,000 shares of Series B Preferred Stock of GlobeTel Communications Corp. ("GTEL") to Caterham Financial Management, Ltd., a Malaysian company ("Caterham"), for a total of $15 million investment. We intend to use $5 million of this investment for working capital and $10 million to purchase two Stored Value Card Data switches.

The agreement was later modified so that the total number of shares is 35,000 for the same investment convertible into the same amount of common stock as agreed upon on April 27, 2004.

With respect to the $5 million in working capital, Caterham has agreed to advance $1 million to GTEL on May 7, July 1, September 1, November 1 and December 31. The agreement provides that Caterham has a 10 day grace period, in which to make any scheduled payments. With respect to the Mastercard Data switches, Caterham has agreed to advance an aggregate of $5 million to GTEL to purchase a Stored Value Card Data switch, which will be located in Miami, Florida and subsequently a second switch will be installed in our Hong Kong operations.

The Certificate of Designation for the Series B Preferred Stock was filed with the State of Delaware on July 30, 2004.

Series C

On June 11, 2004, we agreed to sell 1,000 shares of Series C Preferred Stock of GlobeTel Communications Corp. ("GTEL") to Tim Ingram, a Hong Kong based investment banker, for a total of $1 million investment. We intend to use $1 million of this investment for working capital and purchase of equipment necessary to expand the Company's stored value card programs.

Tim Ingram has agreed to advance $1 million to GTEL in four (4) installments due on or before June 25, August 25, October 25 and December 25, 2004.

The Certificate of Designation for the Series C Preferred Stock was filed with the State of Delaware on July 30, 2004.

Common Stock

Transactions that occurred during the three months ended June 30, 2004, include:

--------------------------------------------------------------------------------
                  Amount of Securities                     Cash or Non-Cash
 Date          Title          Sold         Persons             Consideration
--------------------------------------------------------------------------------
05/11/2004   Common Stock     108,333    Desiree DeKlerk  Consulting services
                                                            at $6,500
--------------------------------------------------------------------------------
05/12/2004   Common Stock  28,000,000    Sanswire, Inc.   Asset purchase at
                                                            $2,800,000(1)
--------------------------------------------------------------------------------
05/25/2004   Common Stock   1,352,528    George LeFebvre  Additional shares
                                                            due for conversion
                                                            of debt
--------------------------------------------------------------------------------
05/25/2004   Common Stock     676,264    Michael Isco     Additional shares
                                                            due for conversion
                                                            of debt
--------------------------------------------------------------------------------
05/25/2004   Common Stock   1,352,528    Peter J. Lindemann Additional shares
                                                             due for conversion
                                                             of debt
--------------------------------------------------------------------------------
(1) Shares for Sanswire Technologies were issued and held in escrow pending the completion of certain conditions precedent in the Asset Purchase Agreement. Such shares have not yet been distributed to Sanswire.


Item 3. Defaults upon Senior Securities

None


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters brought to a vote of security holders during the quarter ended June 30, 2004.


Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.   Document Description
31.1           Certification of the Chief Executive Officer, pursuant to Rule
                 13a - 14(a) / 15d - 14(a) of the Sarbanes-Oxley Act of 2002

31.2           Certification of the Chief Financial Officer, pursuant to Rule
                 13a - 14(a) / 15d - 14(a)  of the Sarbanes-Oxley Act of 2002

32.1           Certification of the Chief Executive Officer  pursuant to 18
                 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2           Certification of the Chief Financial Officer pursuant to 18
                 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


(b) Form 8-K.

We did not file a form 8-K in the second quarter ended June 30, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBETEL COMMUNICATIONS CORP.


Registrant


/s/ Timothy Huff
Timothy Huff, Chief Executive Officer

Date: August 16, 2004


/s/ Thomas Y. Jimenez
Thomas Y. Jimenez, Chief Financial Officer

Date: August 16, 2004