Form 10QSB
period 2004-09-30
GLOBETEL COMMUNICATIONS CORP
filed 2004-11-15
CIK 919742

UNITED STATES
                                       SECURITIES AND EXCHANGE COMMISSION
                                              Washington, DC 20549

                                                  Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

        For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

        For the transition period from ____________ to _____________

        Commission file number 0-23532

                          GLOBETEL COMMUNICATIONS CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

      Delaware                                               88-0292161
--------------------------------------------   ------------------------------
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

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

As of November 12, 2004, we had issued 781,936,419 shares of common stock, of which 781,936,419 shares were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes __ No _X_

                                TABLE OF CONTENTS

                       PART I - FINANCIAL INFORMATION Page

Item 1. Financial Statements ..............................................    2
Item 2. Management's Discussion and Analysis or Plan of Operations ........   19
Item 3. Controls and Procedures ...........................................   22

                                    PART II - OTHER INFORMATION

Item 1. Legal Proceedings .................................................   23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .......   23
Item 3. Defaults Upon Senior Securities ...................................   25
Item 4. Submission of Matters to a Vote of Security Holders ...............   25
Item 5. Other Information .................................................   25
Item 6. Exhibits ..........................................................   25

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheet - (Unaudited) ..................................    3
Consolidated Statements of Operations (Unaudited) .........................    4
Consolidated Statements of Cash Flows (Unaudited) .........................    5
Notes to Consolidated Financial Statements (Unaudited) ....................    6

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)
September 30, 2004

 ASSETS

 CURRENT ASSETS
      Cash and cash equivalents ......................   $  293,284
      Accounts receivable, less allowance for
        doubtful accounts of $1,438,713 ..............    2,271,131
      Receivable from related party - CSI ............      152,896
      Prepaid expenses ...............................      441,061
      Inventory ......................................       84,660
      Deposits on equipment purchase and
        other current assets .........................        8,400
      Deferred tax asset, less valuation
        allowance of $4,693,477 ......................         --
                                                         ----------
         TOTAL CURRENT ASSETS ........................    3,251,432
                                                         ----------
PROPERTY AND EQUIPMENT, less accumulated
       depreciation of $232,783 ......................      351,587
                                                         ----------
OTHER ASSETS
      Investment in unconsolidated
        foreign subsidiary - CGI .....................      352,300
      Intangible assets - Sanswire ...................    2,778,000
      Deposits .......................................       49,564
                                                         ----------
         TOTAL OTHER ASSETS ..........................    3,179,864
                                                         ----------
TOTAL ASSETS .........................................   $6,782,883
                                                         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
      Accounts payable ...............................   $  478,425
      Current portion of capital lease obligations ...        2,789
      Accounts payable to related party - Charterhouse      135,000
      Loan payable to related party - Charterhouse ...      361,960
      Accrued expenses and other liabilities .........       45,000
      Deferred revenues ..............................       11,669
      Accrued officers' salaries and bonuses .........      150,833
      Related party payables .........................      117,500
                                                         ----------
         TOTAL CURRENT LIABILITIES ...................    1,303,176
                                                         ----------
LONG-TERM LIABILITIES
      Capital lease obligations ......................        5,451
                                                         ----------
         TOTAL LONG-TERM LIABILITIES .................        5,451
                                                         ----------
         TOTAL LIABILITIES ...........................    1,308,627
                                                         ----------
 STOCKHOLDERS' EQUITY
       Series A Preferred stock, $.001 par value,
          10,000,000 shares authorized;
          150,000 shares issued and outstanding                 150
          Additional paid-in capital - Series A
            Preferred stock                               2,224,050
       Series B Preferred stock, $.001 par value,
          35,000 shares authorized;
          35,000 shares issued and outstanding:                  35
          Additional paid-in capital - Series B
            Preferred stock                              14,999,965
       Series C Preferred stock, $.001 par value,
          5,000 shares authorized;
          750 shares issued and outstanding:                      1
          Additional paid-in capital - Series C
            Preferred stock                               1,499,999
       Series D Preferred stock, $.001 par value,
          5,000 shares authorized;
          250 shares issued and outstanding:                      1
          Additional paid-in capital - Series D
            Preferred stock                                 999,999
       Common stock, $.00001 par value, 1,500,000,000
          shares authorized; 781,936,419 shares issued
          and outstanding                                     7,819
       Additional paid-in capital                        32,036,320
       Stock subscriptions receivable:
          Series B Preferred Stock                      (13,150,000)
          Series C Preferred Stock                       (1,150,000)
          Series D Preferred Stock                         (750,000)
       Accumulated deficit                              (31,244,083)
                                                        -----------
          TOTAL STOCKHOLDERS' EQUITY                      5,474,256
                                                        -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 6,782,883
                                                        ===========

 See accompanying notes.

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 For the           For the         For the         For the
                                                               Nine Months       Nine Months    Three Months    Three Months
                                                                  Ended             Ended          Ended            Endede
                                                               Sept 30, 2004    Sept 30,2003    Sept 30,2004    Sept 30, 2003


 REVENUES EARNED ............................................   $ 14,509,624    $  8,905,232    $  7,509,206    $  2,812,121
 COST OF REVENUES EARNED ....................................     14,524,807       6,451,431       7,709,650       2,203,587
                                                                ------------    ------------    ------------    ------------
    GROSS MARGIN (LOSS) .....................................        (15,183)      2,453,801        (200,444)        608,534

 EXPENSES
        Payroll and related taxes............................        482,082         235,470         296,117          78,380
        Consulting and professionalfees .....................      1,129,202         454,737         651,594         212,820
        Officers' compensation...............................      1,215,676         399,705         533,416         116,620
        Bad debts............................................      1,074,516          88,872         645,486          44,436
        Investment banking and financing fees ...............        169,066         195,557            --           133,107
        Investor and public relations........................        101,509         111,772          27,605         100,402
        Research and development - Sanswire .................         76,586            --            60,309            --
        Other operating expenses ............................        116,872          81,658          39,125          35,506
        Telephone and communications.........................         54,565          52,597          20,273          17,776
        Travel and related expenses..........................        144,244          72,069          50,816          21,190
        Rents................................................         70,140          33,715          38,282          11,516
        Insurance and employee benefits......................         80,148          80,157          36,120          30,616
        Depreciation and amortization........................         39,733          32,653          15,117          10,355
                                                                 -----------    ------------     -----------    ------------
TOTAL EXPENSES...............................................      4,754,339       1,838,962       2,414,260         812,724
                                                                 -----------    ------------     -----------    ------------
 INCOME (LOSS) FROM OPERATIONS BEFORE
OTHER INCOME (EXPENSE) AND INCOME TAXES ....................      (4,769,522)        614,839      (2,614,704)       (204,190)
                                                                 -----------    ------------     -----------    ------------
 OTHER INCOME (EXPENSE)
        Net gains on settlement of liabilities .............          85,337          91,085          81,823          91,085
        Gain (loss) on disposition of property and equipment         (56,804)           --           (56,804)           --
        Gain on discontinued operations.....................            --            34,365            --              --
        Loss on reduction in fair value of receivables and
          marketable securities.............................            --        (4,834,878)           --        (4,834,878)
        Interest income.....................................           1,612             188             641              47
        Interest expense....................................         (10,540)        (95,736)           --           (19,550)
                                                                 -----------    ------------     -----------    ------------
               NET OTHER INCOME (EXPENSE) ..................          19,605      (4,804,976)         25,660      (4,763,296)
                                                                 -----------    ------------     -----------    ------------
 LOSS BEFORE INCOME TAXES ..................................      (4,749,917)     (4,190,137)     (2,589,044)     (4,967,486)
                                                                 -----------    ------------     -----------    ------------
 INCOME TAXES
        Provision for income taxes                                      --              --              --              --
        Tax benefit from utilization of
          net operating loss carryforward ...................           --              --              --              --
                                                                 -----------    ------------     -----------    ------------
               TOTAL INCOME TAXES                                       --              --              --              --
                                                                ------------    ------------     -----------    ------------

 NET LOSS ...................................................   $ (4,749,917)   $ (4,190,137)    $(2,589,044)   $ (4,967,486)
                                                                ============    ============     ===========    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (BASIC AND DILUTED)...........................     723,949,873     621,259,294     704,099,680     636,697,207
                                                                ============    ============     ===========    ============

 NET LOSS PER SHARE (BASIC AND DILUTED).....................   $       (0.01)   $      (0.01)    $     (0.00)   $      (0.01)
                                                               =============    ============     ===========    ============

See accompanying notes.

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    For the        For the
                                                                                  Nine Months     Nine Months
                                                                                    Ended           Ended
                                                                                 Sept 30, 2004   Sept 30, 2003
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss .................................................................   $(4,749,917)   $(4,190,137)
      Adjustments to reconcile net loss to net cash used by operating activities:
             Depreciation and amortization .....................................       133,002        150,846
             Net gains on settlement of liabilities ............................       (85,337)       (91,085)
             Loss (gain) on disposition of property and equipment ..............        56,804           --
             Gain on discontinued operations ...................................       (34,365)
             Loss on reduction in value of receivables and marketable securities          --        4,834,878
             Bad debt expense ..................................................     1,074,516           --
             Common stock exchanged for services and compensation ..............     1,231,567        430,009
      (Increase) decrease in assets:
             Accounts receivable ...............................................      (252,220)    (2,082,219)
             Due from related party - CSI ......................................      (152,896)          --
             Prepaid expenses ..................................................      (441,061)          --
             Inventory .........................................................       (84,660)          --
             Deposits ..........................................................       (33,829)       (38,000)
             Deposits on equipment .............................................       (58,000)          --
             Deposits to carriers ..............................................        71,000           --
      Increase (decrease) in liabilities:
             Accounts payable ..................................................      (275,549)        18,763
             Accrued payroll and related taxes .................................          --          (12,785)
             Accrued officers' salaries and bonuses ............................       150,833        272,118
             Accrued expenses and other liabilities ............................       (22,423)        11,657
             Deferred revenues .................................................       (19,859)        16,162
             Deferred revenues - related party .................................       (27,023)      (184,350)
                                                                                   -----------    -----------
             NET CASH USED BY OPERATING ACTIVITIES .............................    (3,485,052)      (898,508)
                                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of property and equipment ....................................       (73,018)      (252,950)
      Proceeds from note receivable ............................................          --          (40,000)
                                                                                   -----------    -----------
             NET CASH USED BY INVESTING ACTIVITIES .............................       (73,018)      (292,950)
                                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Sale of preferred stock - Series A .......................................     1,132,060           --
      Sale of preferred stock - Series B .......................................     1,850,000           --
      Sale of preferred stock - Series C .......................................       350,000           --
      Sale of preferred stock - Series D .......................................       250,000           --
      Sale of common stock .....................................................          --          375,000
      Proceeds from capital lease financing ....................................         9,554           --
      Payments on capital lease financing ......................................        (1,553)       (28,477)
      Proceeds from notes payable and long-term debt ...........................       375,000        734,259
      Proceeds from related party payables .....................................        60,000        285,279
      Payments on notes payable and long-term debt .............................      (398,701)          --
      Payments on related party payables .......................................          --          (96,053)
                                                                                   -----------    -----------
             NET CASH PROVIDED BY FINANCING ACTIVITIES .........................     3,626,360      1,270,008
                                                                                   -----------    -----------
NET INCREASE IN CASH AND EQUIVALENTS ...........................................        68,290         78,550

CASH AND EQUIVALENTS - BEGINNING ...............................................       224,994        201,631
                                                                                   -----------    -----------
CASH AND EQUIVALENTS - ENDING ..................................................   $   293,284    $   280,181
                                                                                   ===========    ===========
 SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
          Interest                                                                 $    11,295    $    95,736
          Income taxes                                                             $      --      $      --

 In addition to amounts reflected above, common stock was issued for:
          Settlement of debt                                                       $      --      $ 1,246,086
          Consulting, professional and employee compensation                       $ 1,231,567    $   430,009

 Other non-cash transactions:
          Stock options issued for accrued officers' salaries                      $      --      $   683,368

 Non-cash financing activities:
          On April 27, 2004, $15,000,000 of Series B preferred stock was issued. A stock subscription receivable of $13,150,000 was outstanding as of September 30, 2004.

          On April 27, 2004, $1,500,000 of Series C preferred stock was issued. A stock subscription receivable of $1,100,000 was outstanding as of September 30, 2004.

          On July 28, 2004, $1,000,000 of Series D preferred stock was issued. A stock subscription receivable of $750,000 was outstanding as of September 30, 2004.


 See accompanying notes.

                 GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                               September 30, 2004
NOTE 1 - BASIS OF PRESENTATION

Interim financial statements

The accompanying unaudited financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The financial statements include the accounts of GlobeTel Communication Corp. and its wholly owned subsidiaries, Sanswire, LLC, GTCC de Mexico, S.A. de C.V, and Centerline Communications, LLC, and its wholly-owned subsidiaries, EQ8, LLC, EnRoute Telecom, LLC, G Link Solutions, LLC, Volta Communications, LLC, and Lonestar Communications, LLC. All adjustments are of a normal recurring nature, except as otherwise noted below. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

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


NOTE 2 - ACCOUNTS RECEIVABLE AND SALES - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

Six customers accounted for 88% of the Company's sales for the three months ended September 30, 2004, including 9% attributable to the Brazil network, 19% to the Mexico network, and 17% to the Philippine network. The customers for these international networks account for 95% of accounts receivable as of September 30, 2004.

The same six customers accounted for 92% of the Company's sales for the nine months ended September 30, 2004, including 15% attributable to the Brazil network, 33% to the Mexico network, and 22% to the Philippine network.

NOTE 3 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

During the three and nine months ended September 30, 2004, the Company increased its allowance for doubtful accounts by $645,486 and $1,074,516, respectively, predominantly for the receivables from the Mexico and Brazil networks, representing a percentage of amounts receivable which have not been received as of the date of this report.

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

As of June 30, 2004, and September 30, 2004, the Company had remitted $352,300 to ATC and ATC's assignee as partial payment towards the completion of the transaction. Pursuant to additional modifications of the agreement, the Company issued 16,500,000 restricted shares of the Company's common stock to ATC to complete the transaction as follows: (a) 10,000,000 shares, valued at $847,700, were issued to bring the investment balance to $1.2 million, and (b) an additional 6,500,000 shares, valued at $520,000 were issued to bring the investment balance to $1,720,000. These amounts were agreed to by the Company and ATC.

The investment was structured by the parties and recorded by ATC as a secured convertible note payable to the Company. The note was interest bearing at a rate of 12%. However, neither the Company nor ATC received or paid, respectively, nor accrued such interest. The note was convertible, at the option of the Company, at a conversion rate of AUD$ 0.005 per share.

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

Notwithstanding the Company's 73.15% ownership interest and control of ATC's Board of Directors, the Company has not consolidated ATC into its accounts, whereas ATC is a foreign subsidiary of the Company, with no current operations. Furthermore, the primary asset of ATC as of September 30, 2004, consists of the
16.5 million shares of the Company's stock.

The Company's stock issuances described above were recorded at par value, and the carrying value of the Company's investment in the unconsolidated foreign subsidiary is $352,000, representing the sum of cash advanced by the Company to ATC through September 30, 2004.

As of September 30, 2004, ATC's shares were not trading on the Australian Stock Exchange, nor any other exchange. However, ATC expects the shares to be relisted in the near-term. The Company intends to make ATC into an operating company, expanding the Company's presence in the Asian market, and resulting in the marketability of ATC's stock and potential income from the subsidiary. Upon the occurrence of such events, the Company may adjust the carrying value of and/or consolidate the subsidiary in accordance with generally accepted accounting principles used in the United States.

In addition, the Company has agreed with the Liquidator of ATC's former UK subsidiary to acquire telecommunication equipment owned by that former subsidiary valued by the Company at $128,210.

In May 2004, Advantage Telecommunications Ltd. changed its name to Consolidated Global Investments, Ltd. (CGI) and all reports and filings are now under the name of Consolidated Global Investments, Ltd.

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

As of September 30, 2003, IP World Ltd. was in liquidation and was no longer listed in the Australian Exchange. The Company is no longer transacting with IPW to move out of liquidation and be relisted in the Australian Exchange. Therefore, the Company charged off $4,301,500 in stock receivable as well as the $1,600,000 in stock it had in its name during the three months ended September 30, 2003. As of September 30, 2004, the Company believes that the likelihood of recovering any such amounts is remote .

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

During the three months ended September 30, 2004, the Company paid its $200,000 loan with Commercebank, N.A. in full.

NOTE 7 - ASSET ACQUISITION - SANSWIRE

Asset Purchase Agreement -Sanswire Technologies, Inc.

In March 2004, the Company entered into a binding letter of intent to purchase certain assets of Sanswire Technologies, Inc. and its subsidiary, Sanswire, Inc. (collectively, "Sanswire"), a company that is developing a National Wireless Broadband Network utilizing high-altitude airships called Stratellites that will be used to provide wireless voice, video, and data services. The definitive purchase agreement was signed and effective on April 15, 2004.

Asset Purchase Agreement - Stratodyne, Inc.

The Company entered into a purchase agreement, was signed and effective August 23, 2004, with Sanswire, Stratodyne, Inc. and its principal shareholder, Vern Koenig, for certain assets of Stratodyne and under substantially the same terms, conditions and consideration as the original Sanswire purchase agreement. The "Stratodyne" agreement supplements the original "Sanswire" agreement. Stratodyne was the primary contractor for Sanswire.

The assets acquired under the Sanswire and Stratodyne agreements consist primarily of intellectual property and proprietary rights in intellectual property. The Stratellite, which is presently in the development stage, is similar to a satellite, but it is stationed in the stratosphere rather than in orbit. As of September 30, 2004, the Company has placed all of Sanswire's and Stratodyne's assets into Sanswire Networks, LLC, its Florida-based, wholly-owned subsidiary ("Sanswire-FL").

As consideration for the sale of the assets, the Company issued 28 million shares of its common stock to Sanswire, pursuant to the Sanswire agreement, at the closing, and the shares were being held in escrow pending delivery of the final documents. In November 2004 all the final documents were delivered and the relationship was consummated. In September 2004, pursuant to the Stratodyne agreement, 2 million shares of the Company's common stock were issued directly to Stratodyne's principal shareholder. These shares are included in the 28 million shares originally issued to Sanswire, and, accordingly, the Sanswsire shareholders will maintain only 26 million shares issued and return 2 million of the previously issued shares to the Company.

Contingent Consideration

In accordance with the Sanswire agreement, an additional 200 million shares were to be issued pursuant to the terms and conditions of the "successful commercial launch" of a commercial communications platform aboard an airship by the December 31, 2005 closing date. The Stratodyne agreement provides that 50 million of the 200 million additional shares will be issued to Stratodyne or its assignee(s) and the remaining 150 million shares to Sanswire Technologies, Inc.

For purposes of the Sanswire purchase agreement, a "successful commercial launch" was to be deemed to have occurred if all the conditions in the agreement have been satisfied and all other conditions deemed material by GlobeTel are satisfied, as determined by GlobeTel in its sole discretion. A "successful commercial launch" will occur if (i) an airship (dirigible) is flown for a period of 90 consecutive days at an approximate altitude of 70,000 feet, without technical difficulty, (ii) a customer is able to receive both voice and Internet services at the same time when it uses the "Stratellite service", at a customer-premises equipment (CPE) cost of approximately $100, and (iii) at least 250,000 paying customers must be able to use the Stratellite service based on agreed upon engineering specifications. For these purposes, it is also assumed that the cost of each airship used in the Stratellite service will not exceed $3 million, the cost of each tracking earth station will not exceed $7 million and that each earth station (if more than one) will have the ability to cover several deployed airships at one time. If the cost of any airship or earth station exceeds $3 million or $7 million, respectively, at the time that the "commercial launch" is being implemented, the project will not be deemed to be commercially viable and a "successful commercial launch" will not have occurred.

The Stratodyne agreement modified the definition of a "successful" commercial launch by eliminating the CPE cost provisions described in (ii) above, and eliminated all of the provisions of (iii) above, except that it is assumed that the cost of each airship used in the Stratellite service will not exceed $3 million. The other provisions above remain the same in the Stratodyne agreement.

Accounting for Purchase Price and Intangible Assets

The purchase price for the assets acquired was $2,800,000, based on a value of $ ..10 per share for the 28 million Company shares issued in the transaction. The Company allocated the purchase price based on the estimated fair market value of the asset acquired as follows: (a) Sanswire equipment - $32,000; and (b) Sanswire and Stratodyne intangible assets - $2,768,000. In addition, the Company recorded an additional $10,000 to the purchase price to account for estimated cost of issuing and registering the shares for public sale in connection with this transaction. Sanswire-FL's assets, liabilities, results of operations and cash flows are consolidated in these financial statements.

Since it is presently unknown whether or not Sanswire and Stratodyne will achieve the above referenced results required to be entitled to the contingent consideration, no amount for such contingent consideration was recorded as a liability or included in the allocation of the purchase price. The Company will record the 200 million contingent shares at fair value upon issuance of the shares or at such time that the Company may determine that the issuance of the shares is probable and the value ascribable to the shares is estimable.

The intangible assets include technology-based, marketing-related, and contract-related assets. The Company determined that the intangible assets have an indefinite life, and, accordingly, are not subject to amortization. Instead, the Company tests the asset for impairment at each reporting period, and upon the occurrence of any significant event which may affect the carrying value of the assets. The Company tested the assets for impairment and determined that no impairment existed and no adjustment to the carrying value was required as of September 30, 2004, and through the date of this filing. Sanswire-FL's research, development and testing of the Stratellite technology is continuing as scheduled, and no event occurred or circumstances known to management exist to indicate impairment.

The results of operations Sanswire-FL for the three and nine months ended September 30, 2004, which are consolidated in the Company's results of operations, included expenses of $231,666 and $355,836, respectively, with no sales or costs of sales.

Sanswire Demonstration

In July 2004, Sanswire-FL successfully demonstrated the wireless communications capabilities of the Stratellites during a two-day event at the Company's Atlanta headquarters. In order to best replicate the high-altitude flying conditions of its Stratellites, Sanswire mounted its wireless transmission platform on a specialized, high-altitude jet helicopter that was held in one geostationary position at an altitude of nearly three miles above the demonstration area. The successful proof-of-concept demonstrations provided the Company with additional information that it will use to launch its first Stratellite into the stratosphere.

The first of the two-day event was a private demonstration for Sanswire-FL's international partners. Day two was open to the public and media. A series of antennas were mounted to the platform that received a wireless signal from an earth station and retransmitted the live signal to the demonstration area on the ground, allowing the Company to demonstrate the voice and data capabilities of the high-altitude wireless platform. The GPS guidance system was tested by using the system to guide and provide a holding coordinate for the aircraft.

Stratellite Build-Out Memorandum of Agreement (MOA)

An MOA between the Company and Mr. Koenig dated August 23, 2004 stated the following: Mr. Koenig agreed to resume and expedite the build-out of the prototype of the Stratellite; the Stratellite is a proprietary technology acquired by the company as part of the asset purchase agreement with Sanswire; when completed, the prototype will be used for demonstration and testing for commercial use; the expected completion of the build-out agreement is January 15, 2005; Company agreed to provide funding to complete the build-out process of the Stratellite prototype; and the Company agreed to provide a total of $200,000 due as follows:

                  August 23, 2004          $70,000
                  September 23, 2004       $50,000
                  October 25, 2004         $30,000
                  November 23, 2004        $30,000


The above amounts scheduled to be advanced to date were paid timely. The Company has provided amounts to or on behalf of Sanswire-FL in excess of the above amounts, including approximately $300,000 through September 30, 2004, and an additional approximately $60,000 through the date of the filing of this quarterly report.

Employment Agreements

 In connection with the Sanswire asset purchase agreement, the Company also entered into three-year employment agreements with five former Sanswire Technology, Inc. executives. Michael Molen, Jairo Rivera, Brian Keith, Keith Sistrunk and Jane Molen were to serve as the Chief Executive Officer, Chief Financial Officer; Chief Operating Officer, Chief Technology Officer and Comptroller of Sanswire-FL, respectively. Mr. Molen was to receive an earn-out based on value of Sanswire-FL compared to the Company (exclusive of Sanswire-FL). If the value of Sanswire-FL was less than 24% of the value of the Company, Mr. Molen would be entitled to receive stock equal to 10% of GlobeTel common stock outstanding on the date of valuation. Mr. Molen had the right to select the valuation date and a mutually agreeable third party will evaluate the value of Sanswire-FL compared to GlobeTel.

During the three months ended September 30, 2004, the Company decided to restructure the operations of Sanswire, LLC and eliminate redundant positions. As a result, Mr. Molen has accepted the appointment as Chairman and stepped down as CEO of Sanswire, LLC. The Company closed the offices in Atlanta and Mr. Sistrunk and Ms. Molen have separated from the Company.

In connection with the Stratodyne agreement, the Company entered into a three-year key employment agreement with Vern Koenig, Stratodyne's principal shareholder, to perform services including, but not limited, to telecommunications services and other services that Mr. Koenig serves as Sanswire-FL's Chief Design Engineer, and is responsible for development of the Stratellite. Mr. Koenig will receive a salary of no less than $75,000 per year, plus grants of stock options based on performance evaluations given annually by the Company

Independent Contractor Agreement

In September 2004, the Company entered into an agreement with Hotzone Wireless, LLC, a service provider for consulting/engineering services related to the Sanswire Stratellite project. The non-exclusive service provider will provide engineering/consulting services, transmission equipment, and installation and testing of equipment.

The term of the agreement is for six (6) months and shall automatically renew for additional one (1) year terms after the initial term unless terminated by either party. As initial compensation, Company will pay the service provider $10,000 per month.

NOTE 8 - CENTERLINE COMMUNICATIONS, LLC.

Centerline Communications, LLC.

On June 30, 2004, the Company entered into an operating agreement with Carrier Services, Inc. ("CSI") a Nevada corporation, also a telecommunications company to operate Centerline Communications, LLC, a wholly-owned subsidiary of the Company.

The purposes of Centerline and its subsidiaries are to build telecommunications revenue and client base, utilizing each party's network and financial resources and to engage in any other business or activity that is necessary and proper to accomplish the above purposes.

Pursuant to the agreement, the Company is responsible for all costs associated with the operation and maintenance of the Prepaid Calling Card Platform, all expenses related to funding, staffing, technical support, customer service, equipment, and credit facilities. CSI is responsible for all costs and responsibilities associated with operation of the termination network, providing network facilities for the termination of carrier traffic, administer and operate the termination network, including subscriber accounts and tracking of minutes, all training and salary expenses of its sales personnel, all marketing expenses connected with the sale of the calling services and all other organizations related expense in any foreign base operation in which the LLC is operating.

The agreement provides for minimum selling requirements of $50 million per year for the LLC. This revenue must be profitable. If the LLC brings in $50 million at the end of the first year of operation, CSI will receive $1 million of the company's publicly traded stock. If CSI repeats the $50 million in profitable revenue in year two, CSI will receive another $1 million of the company's publicly traded stock.

The initial term of the agreement shall be two years and automatically renewable for another two years.

The results of operations for the three months ended September 30, 2004 of Centerline and its subsidiaries, which are consolidated in the company's results of operations, is summarized as follows:

                           Revenues         $3,989,997
                           Costs of revenues 3,962,142
                                            -----------
                           Gross margin         27,855
                           Expenses              4,449
                                            -----------
                           Net income       $   23,406
                                            ===========

"Partner Incentive and Financing Agreements"

The Company uses the term "partner" in a sense different than the strict legal definition. The Company, Centerline and its subsidiaries entered in "Partner Incentive and Financing Agreements" with various parties ("Partners") in the business of providing the transmission of wholesale voice and/or data communications services to domestic and international destinations utilizing a proprietary call processing platform, technologies, software and other equipment ("Calling Services") to produce profitable revenues utilizing the Calling Services of the partners for an initial term of two (2) years.

The Partners shall be compensated on a semi-annual basis with a grant of equity and cash commissions. These grant and commission will be paid out by Centerline, utilizing cash generated by the operations and stock given by the Company as part of the original agreement between Centerline and the Company.

Six (6) months after the date of the agreement, Partner will be granted an option to purchase shares of publicly traded common stock of the Company ("Shares"). The grant shall be calculated pursuant to the terms of the Partner's stock option agreement, which is based on a predetermined stock strike price for the first six months of operation, and the formula used for the remaining three periods shall be 75% of the stock price at the grant date. Vested shares would be exercisable by Partner every six (6) months during the term of the agreement and for a period of thirty (30) days following the termination of this agreement.

The amount of the stock grant is calculated as follows:

For each $1,000,000 of revenue generated in a 12 month period, Partner shall be entitled to an option for a grant of 25,000 shares of common stock of GTEL. For each additional $1,000,000 revenues generated after the first $5,000,000, Partner shall be entitled to an option for a grant of 50,000 shares of common stock of GTEL. In the event that revenues exceed $10,000,000 in the 12 month period, Partner shall receive an additional options for a grant of 20,000 shares of common stock of GTEL for each additional $1,000,000 of revenue generated in excess of $10,000,000.

The agreement provides for cash incentive bonuses based on revenues generated pursuant to the parties' agreements. This grant is in addition to the stock option grant described above. So long as the Partner continues to produce profitable Calling Services revenues during the term of the agreement, and the Partner is not in breach of the parties' agreements, the cash bonus earned shall be paid as follows:

For each $1,000,000 of revenue generated in a 12 month period, Partner shall be entitled to receive a cash bonus of $15,000. For each additional $1,000,000 revenues generated above the first $5,000,000 revenue, the Partner shall be entitled to receive a cash bonus of $35,000. In the event that revenues exceed $10,000,000 in the 12-month period, Partner shall receive an additional cash bonus of $20,000 for each additional $1,000,000 of revenue generated above $10,000,000.

As further inducement for the Partners to generate profitable revenues utilizing their Calling Services, the Company, through Centerline and its subsidiaries, shall provide accounts receivable financing for customers and advance payments for vendors while Partner retains 100% of its profit margin. The Partner shall provide credit terms to qualified customers of the Partner, and the determination of qualified customers shall remain within the sole discretion of Centerline. Centerline or its subsidiaries shall provide necessary prepayments to its vendors where required. Prepayment shall preferably take the form of a letter of credit, or through an established escrow account and/or cash prepayment. The determination of the nature and amount of vendor prepayment shall remain within the sole discretion of Centerline. The Partner agrees to repay Centerline for all funds advanced by it for the benefit of Partner's Calling Services customers and/or vendors within the agreed terms.

Centerline shall acquire equipment necessary to facilitate Calling Services from Partner's customer or to Partner's vendors. Equipment purchase shall be subject to approval of Centerline's management. Centerline will continue to expand the network to grow its family of vendors during the term of the agreement and make all Centerline vendors' excess capacity available to Partner. Partner will be granted the use of Centerline's TDM and/or VoIP switching facilities. Network use is included in the .00025 per minute fee. Partners agree to sell network directly to Centerline at their best wholesale price where vendors are not financed/secured by Partner pursuant to the agreement. In addition, Centerline will retain the right to purchase excess termination provided by Partners at Partner's cost and Centerline will share with Partner margin generated by Centerline sales utilizing Partner's vendors on a 50/50 basis.

Profit margin on all traffic terminated through Partner's network from Partner's customers, less an operating fee of .00025 per minute, shall be paid to Partner on a monthly basis following receipt of payment from Partner's customers. In the event Partner customer purchases network from Centerline, the parties agree that Centerline will share with partner the margin, on a 50/50 basis.

The wholly-owned subsidiaries of Centerline that are subject to the Partner Incentive and Financing Agreements as of the date of this filing are EQ8, LLC, EnRoute Telecom, LLC, G Link Solutions, LLC, Volta Communications, LLC, and Lonestar Communications, LLC. For three months ended September 30, 2004, only Volta Communications, LLC and Lonestar Communications, LLC had operations, which are consolidated in the operations of Centerline above.

In conjunction with each Partner Incentive and Financing Agreement, Management Agreements were executed, wherein the Partners will provide general management for the respective subsidiaries of Centerline in connection with the development, marketing and implementation of the business operations of Centerline's respective subsidiaries.

No transactions arose pursuant to the above agreements which would require amounts to be recorded by the Company for the three months ended September 30, 2004.

NOTE 9 - LOAN AND ACCOUNTS PAYABLE TO RELATED PARTY - CHARTERHOUSE

In January 2003, the Company received a $50,000 loan from Charterhouse. This loan payable as well as the previous $311,960 payable are unsecured, non-interest bearing and have no formal repayment terms.

In addition, as of September 30, 2004, the company has an outstanding account payable to Charterhouse for $135,000 in connection with consulting services provided in 2002.

NOTE 10 - LEASE OBLIGATIONS

Office equipment lease

During the nine months ended September 30, 2004, the Company entered into a lease agreement for office equipment, under which the Company must pay $279 per month, plus sales tax, for a period of 39 months. The Company expects to have use of the equipment for the substantial portion of its useful life and the lease provides for a bargain purchase option, wherein the company may acquire ownership of the asset at the end of the lease for 10% of its fair market value. Accordingly, the lease transaction was recorded as a capital lease obligation and ascribed an initial value to the asset and principal amount due on the lease of $9,554, based on the present value of the monthly payments with an imputed interest rate of 8%.

Telecommunications equipment lease

In July 2004, the Company entered into a lease agreement for telecommunications collocation equipment, under which they made a down payment and other fees totaling $37,635 and must pay $3,778 for 24 months. Since the transaction does not qualify as a capital lease, the company charges the monthly payments to cost of sales and amortizes the prepayment to cost of sales over the period of the lease.

NOTE 11 - AGREEMENTS

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

Investment Advisory Agreement

On August 16, 2004, the Company entered into an investment advisory agreement with Charles Morgan Securities, Inc. (CMS) for term ending on December 31, 2005. CMS will render consulting services related to business development, corporate planning, investment and securities matters, including the Company's applying for trading on a higher listed exchange. As compensation for services, the Company will pay a one-time fee of 500 shares of Preferred Class C stock, convertible into 1% of the common shares of the Company after a one year holding period. Pursuant to the agreement, the compensation is not considered earned until when and if the advisor accomplishes the moving of the Company's stock from trading on the OTCBB to another trading board of higher standing by December 31, 2005.

Website Redesign

In July 2004, the Company engaged Ecisive to provide the redesign of its website plus the back office assistance in integrating the Company's back office operations to the public site. Ecisive is a well established marketing and design firm with major Fortune 500 corporate customers.

Sanswire, LLC - Australian Project

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

No operations or activities were conducted during the three and nine month ended September 30, 2004 and through the date of this report.

Stored Value Card and Other Telecommunications Programs Agreements

In June 2004, the Company entered into an agreement with Bankcard Inc., a member of the RCBC Group, one of the largest private commercial bank and financial institutions in the Philippines to introduce a stored value card program for domestic and international use. Bankcard will be able to issue a Visa and MasterCard card program that will offer Overseas Filipino Workers and Filipinos in foreign countries, convenient, risk free and low cost international funds transfer and discounted long distance calling services.

This agreement was facilitated by Four Star Consulting, a Manila, Philippine-based consulting group who was paid a fee of $10,000.

In July 2004, the Company entered into two separate agreements with SMSaging. Inc. and Movil+, which are SMS and Wireless specialists, who will partner with the Company to provide the technical support needed to launch initiatives related to certain features of the Stored Value Program in the 4th Quarter 2004.

In July 2004, the Company signed a Letter of Intent with Marcatel, S.A. de C.V. and Netel, S.A. de C.V., for the purpose of initiating a project for the marketing and issuance of stored value cards ("Stored Value Cards") in Mexico. Marcatel is a Mexican corporation, fully licensed to provide telephone and telecommunication services in the country of Mexico, and wants to add Stored Value Cards to its diverse products and services. Netel is a Mexican corporation specialized in the development and marketing of telecommunications products and services with the necessary expertise for the adequate placement of these products and services in the country of Mexico.

In July 2004, the Company entered into with Philippine social entrepreneur Illac Diaz, founder of Pier One, to launch GTEL's Stored Value Card Program for seafarers in the Philippines. The new "Lighthouse Card" will allow Filipino seafarers to load and remit cash from overseas at special rates. Lighthouse cardholders in the Philippines can then withdraw their money from any ATM in the Philippines and access their account from most locations throughout the world.

Also in July 2004, the Company announced the launching of its Stored Value Card Program in Australia, Bill Express, through its Australian distributor, OnQ, with over 8,000 points of sale throughout Australia. The new prepaid debit style product was designed to provide a customer with a convenient alternative to cash that is secure and easy to manage. However, the program has been put on hold pending resolution of technical issues. There is no indication when the program will be restarted.

In August 2004 the Company entered into an agreement with First Class Professional Human Resources, Inc. (FC Professional), a Philippines corporation based in Manila, to launch the GTEL Stored Value Program in Japan to its members. FC Professional represents approximately 40,000 Filipino workers in Japan. It is a member association of FAME (Federated Associations of Manpower Exporters) which represents over 75% of the millions of Overseas Filipino Workers. The remittance program, an application of GTEL's Stored Value Program, will provide a low cost, easy to use, convenient, risk free remittance capability while adding significant other benefits to users of the program. These benefits will include low cost international calling and loyalty discounts.

In August 2004, the Company entered into an agreement to join with Grupo Ingedigit C.A. ("GI"), a certified MasterCard third party transaction processor and the leading electronic financial transactions services backbone provider for the banking industry in Venezuela, establishing a new venture in Miami, Florida providing domestic and worldwide financial transaction processing services. This domestic venture combined with GI's current international processing capabilities will support on its own network all the Magic Money and other private label GTEL stored value card programs around the world, as well as other third party cards. Both parties are contributing equally to the installation and operation of the Miami switch. The switch is expected to be certified to process MasterCard, Visa, Cirrus, and other independent ATM network transactions. Operations are expected to begin before the end of the year.

In August 2004, the Company signed a Letter of Understanding with Equitable Card Network, Inc. for Equitable to enable the Company to issue GlobeTel branded, VISA Electron Cards in the Philippines.

In September 2004, the Company entered into a Memorandum of Understanding (MOU) with Timesofmoney.com in which www.timesofmoney.com would provide direct deposit facilities to 54 banks and issue prepaid cards in India for GTEL cardholders. TimesofMoney.com is a comprehensive, online financial super mall, founded by The Times of India Group, the largest media group in India. It hosts the offerings of best-in-class banks and financial institutions and its product portfolio spans credit cards, loans, mutual funds, tax filing and NRI services. The company is a leading financial portal and has emerged as the backbone of the Banking Industry for online remittances.


NOTE 12 - EARNINGS (LOSS) PER SHARE

Per share information is computed based on the weighted average number of common shares outstanding (basic and diluted) during the period. Available stock options were anti-dilutive and therefore were excluded from the net income
(loss) per common share calculation.


NOTE 13 - STOCK OPTIONS

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

NOTE 14 - PREFERRED STOCK

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

Series C

On July 30, 2004, the Company filed a Certificate of Designation for Series C Preferred Stock with the State of Delaware.

Provided that the preferred shares have not been converted, the Holders of the Series C Preferred Stock, voting as a group, will have voting rights equal to the current conversion share amount at the time of the vote of GTEL's authorized shares of common stock for a period of three years from the first closing date.

For a period of one year after the First Closing Date, the Series C Preferred Stock shall not be convertible into shares of GTEL common stock. Beginning on the first anniversary of the First Closing Date and for a period of two years thereafter, Tim Ingram may convert (in whole or part) its Series C Preferred Stock into GTEL common stock. Each 1,000 shares of Series C Preferred Stock will represent 2% of the GTEL common in their converted state. The Series C Preferred Stock shall be convertible in at least 100 share increments, each increment, at the time of conversion, will represent one tenth of 2% of the issued and outstanding shares of GTEL common stock. On the third anniversary of the First Closing Date, all shares of Series C Preferred Stock owned by Tim Ingram will automatically be converted into GTEL common stock (to the extent such shares have not been converted into common stock prior to this date). Except for the aforementioned voting rights and conversion rights, each share of Series C Preferred Stock shall have rights that are identical to that of GTEL's common stock.

On April 27, 2004, the Company agreed to sell 1,000 shares of Series C Preferred Stock of GlobeTel Communications Corp. ("GTEL") to Tim Ingram, a Hong Kong based investment banker, for a total investment of $1 million. The Company intends to use this $1 million investment for working capital and purchase of equipment necessary to expand the Company's Stored Value Card Programs.

Tim Ingram agreed to advance $1 million to GTEL on or before June 25, August 25, October 25 and December 25, 2004. Mr. Ingram advanced $250,000 to the Company on June 25, 2004 as agreed, and 250 shares of Series C Preferred Stock were issued. Subsequently, Mr. Ingram notified the Company that he will not be funding the remaining $750,000 and instead agreed to assign the remaining amount to other groups wanting to invest in the Company.

On August 20, 2004, the Company agreed to sell 500 shares of Series C Preferred Stock of GlobeTel Communications Corp. ("GTEL") to Paul E. Taboada for a total investment of $500,000. Mr. Taboada, an individual investor, has also been providing consulting services for the Company for over four years. The Company intends to use this $500,000 investment for working capital and purchase of equipment for Sanswire, LLC, necessary to launch the prototype of the Stratellite.

The purchase price shall be payable in five (5) installments of $100,000, payable no later than August 30, 2004, September 30, 2004, October 30, 2004, November 30, 2004, and December 30, 2004. The Purchaser has a three-day cure period to remit the monthly payments.

As of the date of this report, the Company has received $300,000 as agreed upon and expects to receive the remaining $200,000 before the established time periods.

On October 22, 2004, the Company agreed to sell 250 shares of Series C Preferred Stock of GlobeTel Communications Corp. ("GTEL") to Lawrence Lynch for a total investment of $250,000. Mr. Lynch, an individual investor, is also an employee of the Company. The Company intends to use this $250,000 investment for working capital and purchase of equipment necessary to expand the Company's stored value card programs.

The $250,000 investment was received by the Company on October 25, 2004.

Preferred Stock Series D

On July 28, 2004, the Company agreed to sell 1,000 shares of Series D Preferred Stock of GlobeTel Communications Corp. ("GTEL") to Mitchell A. Siegel, Chief Operating Officer of the Company. The Company intends to use $1 million of this investment for working capital and purchase of equipment necessary to expand the Company's stored value card programs.

Mitchell A. Siegel agreed to advance $1 million to GTEL in four (4) installments beginning August 2004. The agreement was subsequently modified for the installment period to begin in October 2004. Mr. Siegel has remitted the initial $250,000 and expects to remit the remaining amounts within the established timetable.

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

For a period of two years after the First Closing Date, the Series D Preferred Stock shall not be convertible into shares of GTEL common stock. Beginning on the second anniversary of the First Closing Date and for a period of one year thereafter, Mitchell A. Siegel may convert (in whole or part) its Series D Preferred Stock into GTEL common stock. The 1000 shares of Series D Preferred Stock will represent 2% of the GTEL common in their converted state. The Series D Preferred Stock shall be convertible in at least 100 share increments, each increment, at the time of conversion, will represent one tenth of 2% of the issued and outstanding shares of GTEL common stock. On the third anniversary of the First Closing Date, all shares of Series D Preferred Stock owned by Mitchell
A. Siegel will automatically be converted into GTEL common stock (to the extent such shares have not been converted into common stock prior to this date). Except for the aforementioned voting rights and conversion rights, each share of Series D Preferred Stock shall have rights that are identical to that of GTEL's common stock.

NOTE 15 - NET GAIN ON SETTLEMENTS OF LIABILITIES

During the three months ended September 30, 2004, the Company recorded a net gain on settlement of debts totaling $81,823, as discussed below. The Company had a recorded balance due of $53,072 of principal on capital lease obligation and $15,924 in accrued but unpaid interest. The equipment securing the obligation was abandoned prior to the current year, after the lessee's refusal to accept return of the equipment in settlement of the obligation. The Company does not believe it has an obligation to repay the recorded balance, and neither the original lessee or assigns have sought collection from the company for over one year.

The Company had included in accounts payable certain disputed amounts payable to creditors totaling $11,548. The Company does not believe it has obligations to pay the recorded balances, and the vendors have not sought collection from the company for over one year.

The Company had a recorded balance due of $16,279 to former employees of NCI, a former operating division. During the three month ended September 30, 2004, the Company determined, and the former employees agreed, that any and all amount to or payable on behalf of the employees have been satisfied and no additional amounts are owed.

Certain former consultants of the Company were granted a judgment in the sum of $15,000, as described in Part II - Other Information, Item 1. Legal Proceedings. All disputed amounts allegedly payable to the consultants were written off and a gain was reported in prior periods. A loss on settlement of liabilities was recorded during the three months ended September 30, 2004, for the $15,000 subsequently determined payable.

In addition, the Company has recorded accounts payables to a former provider of professional services totaling $333,060 and a note payable of $50,000 to an individual, a principal of the professional services firm. The Company entered into an arrangement with the parties, which states that upon payment of a total of $200,000, $100,000 of which has been paid to date ($50,000 during the three month ended September 30, 2004 and $50,000 thereafter), the remaining balance of the above obligations referred to above will be considered fully satisfied without the necessity of further payments. This is anticipated to occur on approximately December 15, 2004, as the result of further payments of $50,000 each expected to be made approximately November 15 and December 15, 2004. No gain was reported pursuant to this arrangement during the three months ended September 30, 2004. The balance of $233,060 is expected to be written off and a gain recorded in the following quarter when the amounts due under the settlement are paid in full and all conditions fulfilled.


NOTE 16 - LOSS ON PROPERTY AND EQUIPMENT DISPOSITIONS

As of September 30, 2004, the Company evaluated its property and equipment, including telecommunications equipment, located both within and outside of the United States, and office furniture and equipment ascribed to our various domestic office locations maintained from 2000 through September 30, 2004. Certain assets were abandoned, based on our determination that such assets have no economic value, due to such factors as technological obsolescence, non-functioning of assets, lack of salvage in excess of costs to dispose, and non-recoverability of assets located in geographical markets and areas in which we are no longer active. During the three months ended we recorded a loss on disposition of property and equipment of $56,804.


NOTE 17 - SUBSEQUENT EVENTS AND CONTINGENCIES

In October 2004, the Company signed a Memorandum of Understanding with Financial Software and Systems Pvt. Limited (FSS), an Indian company, agreeing to work together to develop and market Electronic Money Remittance Program, including the Company's use of FSS's services in processing in certain markets and being a product development partner for POS.

In October 2004, the Company signed a Memorandum of Agreement (MOA) with Philippine mobile giant Globe Telecom (Globe) to jointly develop an integrated payment system which will combine the Company's stored value card payment processing capabilities with Globe's SMS applications technology. The purpose of this program is to allow the Company's stored value cardholders to send money directly to family and friends through their Globe Mobile Phone. With this new technology, the SMS/text recipient is then able to withdraw funds from major Filipino retail outlet chains. Globe Telecom is the second largest cellular phone operator in the Philippines with over 10 million subscribers. Globe, and its experienced leadership team has consistently won awards in Asia for their development and deployment of cutting edge technology for value added SMS applications. In 2004, Globe was awarded Best-Managed Asian Telecom and Most Innovative SMS Application respectively by Asia's leading financial and industry publication.

Item 2. Management's Discussion and Analysis or Plan of Operations

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

Overview

GlobeTel Communications Corp. (Globetel), a Delaware corporation established in July 2002, is engaged in the business of providing telecommunication services, primarily involving Internet telephony using Voice over Internet Protocol ("VoIP") equipment. We are authorized to issue up to 1,500,000,000 shares of Common Stock, par value $0.00001 per share and 10,000,000 shares total of preferred stock. The preferred stock is a so-called "blank check" preferred, meaning that its terms such as dividends, liquidation and other preferences, are to be fixed by the Board of Directors at the time of issuance.
Through September 30, 2004, the Preferred Shares included the following: Series A Preferred Stock, par value $0.001, 250,000 shares authorized, issued and outstanding; Series B Preferred Stock, par value $0.001, 35,000 shares authorized, issued and outstanding; Series C Preferred Stock, par value $0.001, 5,000 shares authorized, 750 shares issued and outstanding; and Series D Preferred Stock, par value $0.001, 5,000 shares authorized, 250 shares issued and outstanding

Results of Operations - Comparison of Three Months Ended September 30, 2004 and 2003

Revenues. During the three-month period ended September 30, 2004, our sales were $7,509,206 compared to sales of $2,812,121 during the same period last year, an increase of $4,697,085 or 167%. Our revenues increased primarily due to revenues from our subsidiary, Centerline and its subsidiaries, which recorded consolidated revenues of $3,989,997 (or 53% of total revenues). The remainder of our revenues continue to be predominantly from telecommunications minutes going through our Mexico, Philippines and Brazil networks. Our Mexico network generated $1,402,078 (or 19% of gross revenues), while our Philippine network generated $1,259,438 (or 17% of gross revenues) and our Brazil network generated $651,954 (or 9% of gross revenues). The Mexico revenues reflect a 28% decrease compared to the same period last year, resulting from decreased billing rates.

Cost of Sales. Our cost of sales consists primarily of the wholesale cost of buying bandwidth purchased by us for resale, costs of telecommunication equipment and technical services. We had cost of sales of $7,709,650 for the three months ended September 30, 2004, compared to cost of sales of $2,203,587 during the three months ended September 30, 2003. We expect cost of sales to increase in future periods to the extent that our sales volume increases.

Gross Margin (Loss). We had a negative margin of ($200,444) (-2.7%) for the three months ended September 30, 2004 compared to the same period last year when the gross margin was $608,534 or 21.6%. The decrease in gross margin is attributable to the increased cost of the minutes to terminate, especially the Mexico network, where our margin is less than two percent, and initial activities of Centerline. We expect to derive higher margins once we formally take over the operations of our customer's Mexico network as described in Part II, Item 1 "Legal Proceedings."

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting service expenses, travel and other general corporate expenses. Our operating expenses for the three months ended September 30, 2004, were $2,414,260, an increase from $812,724 for the same period in 2003.

Our operating expenses increased substantially due to our current expansion. Payroll and related taxes increased by $296,117 because we hired additional personnel to expand our Stored Value Card Program. Officers' compensation increased by $416,796, primarily from accrued but unpaid officers' compensation of $150,833 and non-cash stock compensation of $192,000. We expended $29,626 more in travel than the same period in 2003 and $438,774 more in professional services and consulting fees. We also had increased $601,050 in estimated bad debt expense related to our Mexico and Brazil networks. Finally, we spent $60,304 in Sanswire-related costs, including development of our Stratellite. Our expenses in the future may increase in absolute dollars as we continue to expand our network termination locations worldwide and incur additional costs related to the growth of our business, including our subsidiaries, and the costs of maintaining a public company.

Operating Loss from Operations. We had an operating loss of ($2,614,704) for the three months ended September 30, 2004, compared to an operating loss of $204,190 for the three months ended September 30, 2003. The loss was a result of reduced margin and higher operating costs related to the expansion of our Stored Value Card Program. We expect that we will continue to have higher operating costs as we increase our staffing and continue expanding operations and distributing our Stored Value Card Program and operating costs related to our newly acquired subsidiaries.

Other Income/Expenses. We recorded net gains on settlement of liabilities of $81,823 during the three months ended September 30, 2004 compared to $91,085 during the three months ended September 30, 2003. We recorded losses on disposition of property and equipment of $56,804 during the three months ended September 30, 2004. We recorded a one-time loss of $4,834,878 on reduction in fair value of receivables and marketable securities, related to IPW, during the three months ended September 30, 2003. Interest income (expense) consists of interest expense on our borrowings and interest income earned on our cash and cash equivalents.

Net Loss. Our net loss for the three months ended September 30, 2004, was ($2,589,044) compared to a net loss of ($4,967,486) during the three months ended September 30, 2003.

Results of Operations - Comparison of Nine Months Ended September 30, 2004 and 2003

Revenues. During the nine-month period ended September 30, 2004, our sales were $14,509,624 compared to sales of $8,905,232 during the same period last year, an increase of $5,604,392 or 63%. Our revenues increased primarily due to revenues from our subsidiary, Centerline and its subsidiaries, which recorded consolidated revenues of $3,989,997 (or 27% of total revenues). The remainder of our revenues continued to be predominantly from telecommunications minutes going through our Mexico, Philippines and Brazil networks. Our Mexico network generated $4,712,778 (or 32% of gross revenues), while our Philippines network generated $3,234,279 (or 22% of gross revenues) and our Brazil network generated $2,109,886 (or 15% of gross revenues).

Cost of Sales. Our cost of sales consists primarily of the wholesale cost of buying bandwidth purchased by us for resale, costs of telecommunication equipment and technical services. We had cost of sales of $14,524,807 for the nine months ended September 30, 2004, compared to cost of sales of $6,451,431 during the nine months ended September 30, 2003. We expect cost of sales to increase in future periods to the extent that our sales volume increases.

Gross Margin (Loss). We had a negative margin of ($15,183) (-0.01%) for the nine months ended September 30, 2004 compared to the same period last year when the gross margin was $2,453,801 or 27.6%. The decrease in gross margin is attributable to the increased cost of the minutes to terminate, especially the Mexico network, where our margin is substantially lesser than the previous year, and initial activities of Centerline. We expect to derive higher margins once we formally take over the operations of our customer's Mexico network as described in Part II, Item 1 "Legal Proceedings."

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting service expenses, travel and other general corporate expenses. Our operating expenses for the six months ended September 30, 2004, were $4,754,339, an increase from $1,838,962 for the same period in 2003.

Our operating expenses increased substantially due to our current expansion. Payroll and related taxes increased by $246,612 because we hired additional personnel to expand our Stored Value Card Program. Officers' compensation increased by $815,972, primarily from accrued but unpaid officers' compensation of $150,833 and non-cash stock compensation of $617,000. We expended $72,174 more in travel than the same period in 2003 and $674,6465 more in professional services and consulting fees. We also had increased $985,644 in estimated bad debt expense related to our Mexico and Brazil networks. Finally, we spent $75,586 in Sanswire-related costs, including development of our Stratellite. Our expenses in the future may increase in absolute dollars as we continue to expand our network termination locations worldwide and incur additional costs related to the growth of our business, including our subsidiaries, and the costs of maintaining a public company.

Income (Loss) from Operations. We had a net ordinary loss of ($4,769,522) for the nine months ended September 30, 2004, compared to net ordinary income of $614,839 for the nine months ended September 30, 2003.

Other Income (Expense). We recorded gains on settlement of liabilities of $85,337 during the three months ended September 30, 2004, compared to $91,085 during the nine months ended September 30, 2003. We recorded losses on disposition of property and equipment of $56,804 during the three months ended September 30, 2004, compared to gains on disposition of assets of $34,365 in the prior year. We recorded a one-time loss of $4,834,879 on reduction in fair value of receivables and marketable securities, related to IPW, during the nine months ended September 30, 2003. Interest income (expense) consists of interest expense on our borrowings and interest income earned on our cash and cash equivalents.

Net Income (Loss). Our net loss for the nine months ended September 30, 2004, was ($4,749,917) compared to a net income of $4,190,137 during the nine months ended September 30, 2003.

Liquidity and Capital Resources.

As of September 30, 2004, we had $293,284 of cash and cash equivalents compared to $280,181 as of September 30, 2003.

Our net accounts receivable were $2,271,131 as of September 30, 2004, compared to $3,799,324 at the same period in 2003. An estimated 94% of the September 30, 2004 receivables were attributable to three customers, including 51% or $1,164,478 (net of allowance) related to the Mexico network and 43% or $965,500 (net of allowance) related to the Brazil network. We have increased our allowance for doubtful accounts by $1,074,516 for the period for these customers.

We had current assets totaling $3,251,432 as of September 30, 2004, compared to $4,119,505 as of September 30, 2003. The decrease was attributable to the write-off of receivables in the prior year as discussed in Note 5 of the financial statements. Out total assets increased to $6,782,883 as of September 30, 2004, from $4,751,109 for the same period in 2003, due to the acquisition of the Sanswire intangible assets valued at $2,778,000 and investment in CGI, our unconsolidated foreign subsidiary, of $352,300, partially offset by the decrease in accounts receivable as discussed above.

Our total current liabilities decreased to $1,303,176 as of September 30, 2004, a decrease of $656,638 from $1,959,814 as of September 30, 2003. The decrease is principally due to payments of notes payable and accrued officers' salaries. There were no significant long-term liabilities as of September 30, 2004 and 2003.

Our cash used in operating activities was $3,485,052 for the nine months ended September 30, 2004, compared to $898,508 during the same period in the prior year. Our investing activities during the nine months ended September 30, 2004 totaled $73,018 compared to $ 292,950 in the prior year. Cash provided by financing activities was $3,626,360, principally from the sale of preferred stock, for the nine months ended September 30, 2004, as compared to $1,270,008 for the same period in the prior year.

As detailed in the financial statements, we have sold preferred shares that will raise a total of approximately $20 million in cash. We have received $4,874,200 as of the date of this report. The rest of the funds will be received during the course of the current year and following year. With this funding, we will have the existing capital resources necessary to fund our operations and capital requirements as presently planned over the next twelve months. However, if we do not receive the full amount, then we may not have the existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements and therefore we may have to pursue additional funds through the issuance of debt and/or equity instruments.

Contracts and Contingencies and Commitments

Sanswire

During the nine months ended September 30, 2004 we entered into final Asset Purchase Agreements with Sanswire Technologies and Stratodyne to purchase certain assets related to their "Stratellite" program. This included certain intellectual property. The agreement called for the issuance of 28 million shares of our common stock as consideration for the assets acquired. We intend to register such securities on behalf of Sanswire. We will receive no proceeds from any such offering. Based upon certain milestones as described in the Note 7 to the Financial Statements and in the Asset Purchase Agreements, we may be obligated to issue another 200 million shares of our common stock. There can be no assurance that such milestones will be met and the stock will be issued. The contingencies expire on January 31, 2005, but may be extended by agreement of the parties.

Investment Advisory Agreement

On August 16, 2004, we entered into an investment advisory agreement with Charles Morgan Securities, Inc. (CMS) for term ending on December 31, 2005. CMS will render consulting services related to business development, corporate planning, investment and securities matters, including the Company's applying for trading on a higher listed exchange. As compensation for services, the Company will pay a one-time fee of 500 shares of Preferred Class C stock, convertible into 1% of the common shares of the Company after a one year holding period. Pursuant to the agreement, the compensation is not considered earned until when and if the advisor accomplishes the moving of the Company's stock from trading on the OTCBB to another trading board of higher standing by December 31, 2005. There can be no assurance that such movement to a higher board will be accomplished and that the Preferred Class C Stock will be issued. The contingency expires on December 31, 2005, but may be extended by agreement of the parties.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2004, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

For the year ended December 31, 2003, the Company's independent auditors, Dohan and Company, CPA's, P.A. ("Dohan") advised management and the Board of Directors by a letter dated March 30, 2004, that in connection with its audit of the Company's consolidated financial statements for the year ended December 31, 2003, it noted certain matters involving internal control and its operation that it considered to be a material weakness under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent auditors' attention that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. Further, a material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Dohan advised management and the Board of Directors that it considered the following to constitute material weaknesses in internal control and operations: (i) the Company's failure to adequately staff its finance group to effectively control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities and (ii) the Company's current monthly close process does not mitigate the risk that material errors could occur in the books, records and financial statements, and does not ensure that those errors would be detected in a timely manner by the Company's employees in the normal course of performing their assigned functions. Dohan noted that these matters were considered by it during its audit and did not modify the opinion expressed in its independent auditor's report dated March 30, 2004.

As noted above, the Company has made and is continuing to make changes in its controls and procedures, including its internal control over financial reporting, aimed at enhancing their effectiveness and ensuring that the Company's systems evolve with, and meet the needs of, the Company's business. As further noted above, the Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company's controls and procedures, including its internal control over financial reporting. Toward these ends, the Company has added two more employees to its accounting staff and has increased the utilization of its outside accounting consultants.

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

Mr. Milo and Mr. Quattrocchi disagreed with our position and commenced action against us that is pending in the Supreme Court of the State of New York. Mr. Milo and Mr. Quattrocchi claim that they are entitled to an additional 24,526,000 shares of our common stock as damages under the consulting agreement and to the repayment of the loan balance. We believe that we have meritorious defenses to the Milo and Quattrocchi action, and we have counterclaims against Mr. Milo and Mr. Quattrocchi. However, we cannot project an outcome with any certainty. We have not entered into any settlement negotiations with Mr. Milo and Mr. Quattrocchi and we do not believe that we would be materially adversely affected by the outcome of this proceeding.

With regard to index number 12119/00, as a result of a summary judgment motion, the plaintiffs were granted a judgment in the sum of $15,000. The rest of the plaintiff's motion was denied. The court did not order the delivery of 24,526,000 shares of ADGI common stock as the decision on that would be reserved to time of trial.

An Answer and Counterclaim had been interposed on both of these actions. The Answer denies many of the allegations in the complaint and is comprised of eleven affirmative defenses and five counterclaims alleging damages in the sum of $1,000,000. The counterclaims in various forms involve breach of contract and breach of fiduciary duty by the plaintiffs.

For the most part, the summary judgment motions that plaintiffs brought clearly stated that their theories of recovery and the documents that they will rely on in prosecuting the action.

It is still difficult to evaluate the likelihood of an unfavorable outcome at this time in light of the fact that there has been no testimony with regard to the actions. However, the plaintiffs have prevailed with regard to their claim of $15,000 as a result of the lawsuit bearing index Number 12119/00.

We are taking legal actions against our associate and customer in Mexico for non-payment of the amount they owe us. This customer has substantial assets, including telecommunications equipment, existing working networks and Mexico tax refunds which they have proposed to turn over to us. The motion filed in the Mexican courts was necessary to formally request that Globetel become the assigned payee of the tax refund receivable and formally secure the equipment and to take over the operations of the existing networks.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

With respect to the $5 million in working capital, Caterham has agreed to advance $1 million to GTEL on May 7, July 1, September 1, November 1 and December 31. The agreement provides that Caterham has a 10-day grace period, in which to make any scheduled payments. With respect to the MasterCard Data switches, Caterham has agreed to advance an aggregate of $5 million to GTEL to purchase a Stored Value Card Data switch, which will be located in Miami, Florida and subsequently a second switch will be installed in our Hong Kong operations.

The Certificate of Designation for the Series B Preferred Stock was filed with the State of Delaware on July 30, 2004.

Series C

On April 27, 2004, we agreed to sell 1,000 shares of Series C Preferred Stock of GlobeTel Communications Corp. ("GTEL") to Tim Ingram, a Hong Kong based investment banker, for a total of $1 million investment. We intend to use $1 million of this investment for working capital and purchase of equipment necessary to expand the Company's stored value card programs.

Tim Ingram has agreed to advance $1 million to GTEL in four (4) installments due on or before June 25, August 25, October 25 and December 25, 2004.

Subsequent to Mr. Ingram's initial remittance of $250,000, Mr. Ingram notified the Company that he will not be funding the remaining $750,000 and instead agreed to assign the remaining amount to other groups wanting to invest in the Company.

The Certificate of Designation for the Series C Preferred Stock was filed with the State of Delaware on July 30, 2004.

On August 20, 2004, the Company agreed to sell 500 shares of Series C Preferred Stock of GlobeTel Communications Corp. ("GTEL") to Paul E. Taboada for a total investment of $500,000. Mr. Taboada, an individual investor, has also been providing consulting services for the Company for over four years. The Company intends to use this $500,000 investment for working capital and purchase of equipment for Sanswire, LLC, necessary to launch the prototype of the Stratellite.

The purchase price shall be payable in five (5) installments of $100,000, payable no later than August 30, 2004, September 30, 2004, October 30, 2004, November 30, 2004, and December 30, 2004. The Purchaser has a three-day cure period to remit the monthly payments.

As of the date of this report, the Company has received $300,000 as agreed upon and expects to receive the remaining $200,000 before the established time periods.

On October 22, 2004, the Company agreed to sell 250 shares of Series C Preferred Stock of GlobeTel Communications Corp. ("GTEL") to Lawrence Lynch for a total investment of $250,000. Mr. Lynch, an individual investor, is also an employee of the Company. The Company intends to use this $250,000 investment for working capital and purchase of equipment necessary to expand the Company's stored value card programs.

The $250,000 investment was received by the Company on October 25, 2004.

Series D

On July 28, 2004, the Company agreed to sell 1,000 shares of Series D Preferred Stock of GlobeTel Communications Corp. ("GTEL") to Mitchell A. Siegel, Chief Operating Officer of the Company. The Company intends to use $1 million of this investment for working capital and purchase of equipment necessary to expand the Company's stored value care programs.

Mitchell A. Siegel agreed to advance $1 million to GTEL in four (4) installments beginning August 2004. The agreement was since modified and the installment period began in October 2004. Mr. Siegel has remitted the initial $250,000 and expects to remit the remaining amounts within the established timetable.

The Certificate of Designation for the Series D Preferred Stock was filed with the State of Delaware on July 30, 2004.


Common Stock

Transactions that occurred during the three months ended September 30, 2004, include:

----------------------------------------------------------------------------------------------------
                 Amount of Securities                                Cash or Non-Cash
 Date            Title           Sold          Persons               Consideration
----------------------------------------------------------------------------------------------------

07/29/2004   Common Stock      1,500,000      James Kimble           Services at $144,000 (1)
07/29/2004   Common Stock        500,000      Behzad Saba            Services at $ 48,000 (1)
07/29/2004   Common Stock        500,000      Daniel Montgomery      Services at $ 48,000 (1)
08/12/2004   Common Stock      2,000,000      Leigh A. Coleman       Services at $192,000 (1)
08/12/2004   Common Stock      2,000,000      Joseph Seroussi        Services at $192,000 (1)
08/18/2004   Common Stock        175,000      James Ontiveros        Services at $7,000   (2)
09/28/2004   Common Stock      2,000,000      Vernon Koenig          Stradoyne Acquisition(2)

(1) These share were registered pursuant to SEC Form S-8 Registration filed on July 22, 2004

(2) These shares have not been registered through the date of this filing.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on August 27, 2004 in Ft. Lauderdale, Florida. With over 91% favorable votes from all shareholders entitled to vote, the seven (7) nominees for the Board of Directors were elected and the appointment of Dohan & Company, CPAs, P.A. of Miami as the independent registered auditors for the year ending December 31, 2004 was ratified.

The Directors elected for a one-year term ending at the next shareholders meeting in 2005 are Przemyslaw Kostro, Timothy M. Huff, Mitchell A. Siegel, Jerrold R. Hinton, Leigh A. Coleman, Michael K. Molen and Kyle McMahan.

There were no other matters brought to a vote of security holders during the quarter ended September 30, 2004.

Item 5. Other Information

None

Item 6. Exhibits

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

                                     GLOBETEL COMMUNICATIONS CORP.
                                     Registrant


                                     Date: November 15, 2004



                                     /s/ Timothy Huff
                                     Timothy Huff, Chief Executive Officer
                                     Date: November 15, 2004



                                     /s/ Thomas Y. Jimenez
                                     Thomas Y. Jimenez, Chief Financial Officer
                                     Date: : November 15, 2004