Form 10KSB
period 2004-12-31
GLOBETEL COMMUNICATIONS CORP
filed 2005-03-31
CIK 919742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
               (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004
                 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     EXCHANGE ACT OF 1934 OF THE SECURITIES
                For the transition period from _______ to _______

                         Commission File Number: 0-23532

                          GLOBETEL COMMUNICATIONS CORP.
                          -----------------------------

                 (Name of small business issuer in its charter)

            Delaware                               88-0292161
            --------                               ----------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
         incorporation)

            9050 Pines Blvd. Suite 110 Pembroke Pines, Florida 33024
            --------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                    Issuer's telephone number: (954) 241-0590
                                               --------------

         Securities registered under Section 12 (b) of the Exchange Act:

       Title of each class           Name of exchange on which registered

     ----------------------------------- ----------------------------------

     ----------------------------------- ----------------------------------

         Securities registered under Section 12 (g) of the Exchange Act:

                    Common Stock, Par Value $.00001 Per Share
                    -----------------------------------------
                                (Title of class)


                    -----------------------------------------
                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year ended December 31, 2004:
$28,996,213.

As of March 22, 2005, there were 1,080,320,931 shares of the issuer's common stock issued and outstanding. Affiliates of the issuer own 133,622,378 shares of the issuer's issued and outstanding common stock and the remaining 946,698,533 shares are held by non-affiliates. The aggregate market value of the shares held by non-affiliates at March 22, 2005, was $257,501,995.

DOCUMENTS INCORPORATED BYREFERENCE:

There are documents incorporated by reference in this Annual Report on Form 10-KSB, which are identified in Part III, Item 13.

Transitional Small Business Disclosure Format (Check one): Yes |X| No |_|

(*) Affiliates for the purposes of this Annual Report refer to the officers, directors of the issuer and subsidiaries and/or persons or firms owning 5% or more of issuer's common stock, both of record and beneficially. [GRAPHIC

                                TABLE OF CONTENTS
                                                                            Page
                                     PART I

Item 1. Description of Business                                                5
Item 2. Description of Property                                               16
Item 3. Legal Proceedings                                                     17
Item 4. Submission of Matters to a Vote of Security Holders                   20

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters              21
Item 6. Management's Discussion and Analysis or Plan of Operation             23
Item 7. Financial Statements                                                  28
Item 8. Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure                                                          87
Item 8a. Controls and Procedures                                              87
Item 8b. Other Information                                                    89

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
Compliance with Section 16(a) of the Exchange Act                             89
Item 10. Executive Compensation                                               92
Item 11. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters                                                   94
Item 12. Certain Relationships and Related Transactions                       96
Item 13. Exhibits                                                             96
Item 14. Principal Accountant Fees and Services                               97

                                     PART I

Forward-Looking Statements and Risk Factors

Certain information included in this Form 10-KSB and other materials filed or to be filed by GlobeTel Communications Corp. ("GlobeTel," "we" "us" or "ours") with the Securities and Exchange Commission (as well as information included in oral or written statements made from time to time by us, may contain forward-looking statements about our current and expected performance trends, business plans, goals and objectives, expectations, intentions, assumptions and statements concerning other matters that are not historical facts. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as "believe", "plan", "will likely result", "expect", "intend", "will continue", "is anticipated", "estimate", "project", "may", "could", "would", "should" and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (SUPP.
1996), as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the "Act").

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

The following risk factors may affect our operating results and the environment within which we conduct our business. If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements. These risk factors include, but are not limited to, changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response to those attacks, including the armed conflict in Iraq or other potential countries; increasing competition in the VoIP segment of the telecommunications industry; adverse Internet conditions which impact customer traffic on our Company's networks in general and which cause the temporary underutilization of available bandwidth; various factors which increase the cost to develop and/or affect the number and timing of the openings of new networks, including factors under the influence and control of government agencies and others; fluctuations in the availability and/or cost of local minutes or other resources necessary to successfully operate our Company's networks; our Company's ability to raise prices sufficiently to offset cost increases, including increased costs for local minutes; the feasibility and commercial viability of our Stratellite project; related contemplated funding from third parties to finance the project, and necessary cooperation with various military and non-military agencies of the United States government, and similar agencies of foreign government and telecommunication companies; depth of management and technical expertise and source of intellectual and technological resources; adverse publicity about us and our networks; our current dependence on affiliates in our overseas markets; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our Company's growing operations; relations between our Company and its employees; legal claims and litigation against the Company; the availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures; changes in, or any failure to comply with, governmental regulations; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; and other risks and uncertainties referenced in this Annual Report on Form 10-KSB. This statement, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E and the Securities Exchange Act of 1934, as amended from time to time (the "Act").

This annual report also contains certain estimates and plans related to the telecommunications industry in which we operate. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know what level of growth will exist, if any, in the telecommunications industry, and particularly in those domestic and international markets in which we operate. Our growth will be dependent upon our ability to compete with larger telecommunications companies, and such factors as our ability to collect on our receivables and to generate profitable revenues from operations and/or from the sale of debt or equity securities, of which there can be no assurance. If our assumptions are wrong about any events, trends and activities, then our estimates for the future growth of GlobeTel and our consolidated business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

ITEM 1. DESCRIPTION OF BUSINESS

General

GlobeTel Communications Corp. (GlobeTel), a Delaware corporation established in July 2002, is engaged in the business of providing telecommunication services, primarily involving Internet telephony using Voice over Internet Protocol ("VoIP") equipment.

GlobeTel is authorized to issue up to 1,500,000,000 shares of Common Stock, par value $0.00001 per share, and 10,000,000 shares of Preferred Stock, par value $0.001. The preferred stock is a so-called "blank check" preferred, meaning that its terms such as dividends, liquidation and other preferences, are to be fixed by our Board of Directors at the time of issuance. The dividends, liquidation rights and other preferences for each class of Preferred Stock are explained in
Item 7, Financial Statements, Note 23.

We were previously a wholly-owned subsidiary of American Diversified Group, Inc.
(ADGI). At a special meeting of stockholders of ADGI held on July 24, 2002, the stockholders of ADGI approved a plan (the "Plan") for the exchange of all outstanding shares of ADGI for an equal number of shares of GlobeTel.

ADGI was incorporated under the laws of the State of Nevada as Terra West Homes, Inc. on January 16, 1979. On March 15, 1995, its name was changed to "American Diversified Group, Inc." During the period ended July 24, 2002, ADGI's business activities included (i) sale of telecommunication services primarily involving Internet telephony using VoIP through its Global Transmedia Communications Corporation subsidiary ("Global"), and (ii) wide area network and local area network services provided through its NCI Telecom, Inc. subsidiary ("NCI"). Global was acquired by ADGI on February 19, 2000, and NCI was acquired on June 29, 2000. During 2002, Global and NCI were merged with and into ADGI, with ADGI as the surviving corporation.

When ADGI exchanged all of its outstanding shares of common stock for GlobeTel common stock, ADGI became a wholly-owned subsidiary of GlobeTel and GlobeTel began conducting the business formerly conducted by ADGI.

We have a 99% ownership of GTCC de Mexico, S.A. de C.V., a Mexican company established to represent our interests in Mexico. The remaining 1% is owned by the Company's Mexican lawyer who is representing the Company in all matters of the operations in Mexico. GTCC de Mexico is utilized in connection with our operations in Mexico including Banco Azteca. In 2004 we formed wholly-owned subsidiaries: Sanswire, LLC (Sanswire-FL) for our Stratellite project; and Centerline Communications, LLC, (Centerline or CLC) and its wholly-owned subsidiaries, EQ8, LLC, G Link Solutions, LLC, Volta Communications, LLC, and Lonestar Communications, LLC for the purpose of the recording and managing the sale of wholesale minutes and related network management functions.

In 2004, we acquired a 73.15% interest in Consolidated Global Investments, Ltd.
(CGI), formerly known as Advantage Telecommunications, Ltd. (ATC), an Australian company. CGI will be utilized in the carrier sales sector of our business and will also function as a licensee of the Sanswire Networks, LLC in Australia.

Business of GlobeTel

We are a telecommunications company with a broad and expanding range of both current and contemplated services, product lines, and projects as described below. Our core products and services are: telephony services that include international wholesale carrier traffic, networks, enhanced services - prepaid calling services and IP Telephony. Our non-telephony products and services include: Stored Value Card Programs and outsourced stored value services for the international banking and telecommunications community. Our Super Hub(TM) network is currently in development and it is our intention to deploy the Stratellites as the most efficient and cost effective means of interconnecting the Super Hub(TM) network.

In our efforts to be on the cutting edge or pioneers in the telecommunication industry, from time to time, we embark on certain services, product lines and projects and enter into certain contractual and non-contractual relationships, which we may subsequently deem unfeasible, impractical, cost prohibitive or otherwise incompatible with our overall business plans. In such cases, we disclose the initial intent and anticipated result of the applicable service, product, project or relationship. We further disclose the current status of each project and current and/or contemplated changes resulting from the factors mentioned above.

International Wholesale Carrier Traffic

The business of International Wholesale Carrier traffic is a business whereby we buy and we sell large blocks of calling minutes with particular origination and termination points. In some instances, we enter into agreements with established international telephone carriers to deliver international calls into their domestic telephone networks for termination to the parties being called. Additionally we purchase a bulk package of minutes to specific destinations and then resell these minutes in smaller quantities to individual and business customers. In most instances, our customers prepay for these minutes or post letters of credit with our bank, securing their purchases.

Beginning in July 2004, we began to migrate these operations from GlobeTel, the parent company, to our subsidiary, Centerline and its subsidiaries. The migration was completed in the beginning of September 2004 and International carrier traffic immediately began to ramp up on the networks.

Networks

To provide our services we interconnect with licensed carriers in each country we desire to provide calling services. In some countries, we place electronic equipment called a "hub" on the carrier's premises and then interconnect with their local network. In other countries, we connect directly to the carrier's hub, which is connected to the local telephone network in that country. We maintain hubs in Miami, Los Angeles, Monterrey Mexico, Sao Paulo, Brazil and Hong Kong.

When we establish service to a new country and traffic volume is relatively low, we create a "virtual" network connection between the two hubs. Virtual networks have been described as "tunnels" through the Internet.

A virtual network is limited to the amount of traffic it can handle. When the limit begins to be approached, we make arrangements with one of several major Internet service providers who maintain a physical connection between the hubs in the form of a leased high speed line. Leased lines have much greater traffic-carrying capacity than virtual networks. We are immediately able to handle a greater volume of calls than the virtual network allows.

At present, we have virtual networks serving callers in the United Kingdom, Australia and the Philippines and physical networks serving customers in Hong Kong, Brazil and Mexico.

We also provide network management services to customers, which includes testing routes, troubleshooting and service requests.

Enhanced Services - PrePaid Calling Services

Our Enhanced Services use proprietary software that operates on our switch interconnected with various customer networks. PrePaid Calling Services are the most widely used Enhanced Service. Our Prepaid Calling Services allows carrier customers and reseller customers to sell their own branded prepaid calling cards in their markets and allows their customers to make both domestic and international calls.

We are focusing on prepaid calling services and outsourcing the use of our Enhanced Services switch. We are a premier provider and enabler of these services having expanded our market from telephone companies and prepaid calling card resellers to financial institutions who wish to create new revenue sources from their existing bank card customer base by introducing new value added services to their bank cards.

Internet Telephony

Since our launch of the MagicPhone in May of 2004, we have been expanding and upgrading our Internet Telephony product line. Our original MagicPhone product and program, which was based on the SIP protocol is presently being sold primarily in the Mexican market. Along with the MagicPhone launch, we continued product development and have upgraded the system based on new open source standards that better serve the needs of both residential and business consumers. It also opens up many markets that the older technology could not reach. Our new MagicPhone is "plug and play" and provides the user with enhanced features such as conference calling, call forwarding, emergency services, voice mail and multiple lines.

We have targeted the Mexican, Latin American and Eastern European markets for the continued rollout of this product. We are currently beta testing in Mexico, Panama, Argentina, Uruguay and Poland.

Stored Value Services

In late 2003, we began offering new products and services which we call the MagicMoney program. The features of the MagicMoney program allow telecommunications companies and financial institutions worldwide to add true stored value services to their existing products and create new products. MagicMoney stored value services include: prepaid long distance and international calling services, debit card "electronic bank accounts" and funds sharing services.

We developed the MagicMoney program as a stored value product to sell into specific ethnic communities around the world so that Overseas Foreign Workers remain connected with their family members and friends in their country of origin. Some of the features that make our product unique are the combination of such stored value services as inexpensive prepaid calling services, funds sharing between linked cardholders, electronic banking services and a full complement of debit card services that are offered anywhere the Maestro and Cirrus logos are found, which covers between 5 - 8 million merchants and approximately 1 million ATMs around the world.

At the moment, our programs are geared towards Latin American, Philippino and Asian markets linking their overseas family members to home. One of our key goals is to tap into the multi-billion dollar money remittance market while providing all of the other financial and non-financial services not commonly available to these ethnic groups.

We are presently working on a number of MagicMoney projects. By having developed a comprehensive stored value services platform and system infrastructure we are able to support a unique range of innovative solutions for telecommunications companies, financial institutions, credit card processors, retail outlets, nonprofit organizations and additional businesses in a range of vertical markets that already have their own existing card programs.

We are now widely recognized as "an enabler" of ground-breaking stored value applications and technology. Our suite of stored value applications aid firms with existing card programs and bring to them flexibility to add ancillary services to their cards. These ancillary services help firms create new profit centers from current products, drive new value added benefits for existing cardholders and create new marketing vehicles for firms to attract new cardholders and grow their businesses. These new stored value technology based solutions further define our paradigm shift.

We have developed a wireless access application to enable the cardholders in the United States to access all of the stored value features and functionally via their mobile phones using SMS technology.

Updates of Disclosed Stored Value Service Agreements & Programs

Banco Azteca Letter of Intent

In February 2005, we signed a Letter of Intent (LOI) with Banco Azteca, the fifth largest financial institution in Mexico. The agreement with Banco Azteca further cements our position in Mexico serving the Latin American Market Segment.

Presently we are working with Banco Azteca on the initial stage development that will enable 2.5 million existing Banco Azteca debit cards to be used for prepaid calling. We expect the commercial launch to take place during the second quarter of 2005.

Bankcard Agreement

In June 2004, we entered into an agreement with Bankcard Inc. (Bankcard), a member of the RCBC Group, one of the largest private commercial bank and financial institutions in the Philippines, to introduce a stored value card program for domestic and international use. Bankcard will be able to issue a MasterCard and/or VISA card that will offer Overseas Filipino Workers and Filipinos in foreign countries, convenient, risk free and low cost international funds transfer and discounted long distance calling services.

We and Bankcard are presently working on the deployment of a MasterCard Electronic Signature based Stored Value Card to be launched in the Philippines, the Middle East and additional countries in South East Asia.

We are working with Bankcard on technical and systems integration. Creative and program development is now underway for the co-branded card design, program and marketing development. Bankcard and GlobeTel have determined a tentative launch during the second quarter of 2005.

Globe Telecom Memorandum of Agreement

In October 2004, we signed a Memorandum of Agreement (MOA) with Philippine mobile giant Globe Telecom (Globe) to jointly develop an integrated payment system that will combine the Company's stored value card payment processing capabilities with Globe's SMS applications technology. The purpose of this program is to allow the Company's stored value cardholders to send money directly to family and friends through their Globe Mobile Phone (G-Cash). With this new technology, the SMS/text recipient is then able to withdraw funds from major Filipino retail outlet chains. Globe Telecom is the second largest cellular phone operator in the Philippines with over 10 million subscribers. We are at the end stages of testing a software application to support G-Cash.

Equitable Card Letter of Understanding

In August 2004, we signed a Letter of Understanding (LOU) with Equitable Card Network, Inc. for Equitable to enable the Company to issue GlobeTel branded VISA Electron Cards in the Philippines. We are presently working with Equitable to define the nature, type and scope of the relationship we will be forming to issue VISA Electron cards in the Philippines.

Pier One Filipino Seafarers Union

In July 2004, we entered into an agreement with Pier One to develop GTEL's Stored Value Card Program for seafarers. The "Lighthouse Card" will allow Filipino seafarers to load and remit cash from overseas at special rates. Corresponding Lighthouse cardholders in the Philippines can then withdraw money from any ATM in the Philippines and access their account from most locations throughout the world. We are continuing to work on the development and launch of this program.

First Class Professional Agreement

In August 2004, we entered into an agreement with First Class Professional Human Resources, Inc. (FC Professional), a Philippines corporation based in Manila, to develop the GTEL Stored Value Program for use by its members in Japan. FC Professional represents approximately 40,000 Filipino workers in Japan. These benefits will include low cost international calling, funds sharing and loyalty discounts.

At this point in time the FC Professional program is "on hold" due to the mandate passed by the Japanese government that has dramatically reduced the number of Philippino workers who are allowed to work in Japan.

OnQ Program

In July 2004, we announced the launching of the stored value card program in Australia, Bill Express, through the Australian distributor, OnQ, with over 8,000 points of sale throughout Australia. The new prepaid debit style product was designed to provide a customer with a convenient alternative to cash that is secure and easy to manage. The program has been put "on hold" pending resolution of commercial issues.

Timesofmoney.com Memorandum of Understanding In September

2004, we entered into a Memorandum of Understanding (MOU) with Times of Money in which Timesofmoney.com would provide direct deposit facilities to 54 banks and issue prepaid cards in India for GTEL cardholders. TimesofMoney.com is a comprehensive, online financial super mall, founded by The Times of India Group, the largest media group in India. It hosts the offerings of best-in-class banks and financial institutions and its product portfolio spans credit cards, loans, mutual funds, tax filing and NRI services. The company is a leading financial portal and has emerged as the backbone of the Banking Industry for online remittances. We continue to work to define the applications for the product.

Englewood Agreement

In May of 2004, we signed a joint venture agreement with Englewood Corporation whereby (Englewood) would provide all of its current and future business opportunities to GlobeTel. This includes carrier customers, carrier termination networks, stored value products and services and value added ATM, debit and credit card products for both financial and non financial products and services and the processing capabilities for such transactions on ATM/debit card networks including but not limited to MasterCard Inc, MasterCard International, VISA and private banking ATM networks. Through Englewood and its subsidiaries carrier traffic, foreign termination and stored value card processing capabilities are underway.

Processing Switch Agreement

In August 2004, through Englewood Corporation, we entered into an agreement to join with Grupo Ingedigit C.A. ("GI"), a certified MasterCard third party transaction processor and the leading electronic financial transactions services backbone provider for the banking industry in Venezuela, establishing a new venture in Miami, Florida providing domestic and worldwide financial transaction processing services. This domestic venture combined with GI's current international processing capabilities will support on its own network all the Magic Money and other private label GTEL stored value card programs around the world, as well as other third party cards. Both parties will contribute equally to the operation of the Miami switch. The switch is expected to be certified to process MasterCard, Visa, Cirrus, and other independent ATM network transactions. Operations are expected to begin by the third quarter of 2005. The switch will be installed and integrated by Englewood Corporation.

Super Hubs(TM)

We have consolidated our operations on the development of the Super Hub(TM) and its application in the maturing foreign markets utilizing VoIP technology. Further, we have limited our activities in some markets to focus on opportunities with greater margins.

Each Super Hub(TM) will be interconnected and equipped to provide one-stop shopping for quality voice and data communications. The Super Hub(TM) makes the network unique in its design. It will not be built on the conventional, hub-and-spoke connection but will instead follow a high connectivity, multi-route design only available by using IP.

Our intention is to use the Stratellites (discussed below) as the most efficient and cost-effective means of interconnecting our Super Hubs(TM).

Sanswire Networks LLC

Sanswire is developing a Wireless Broadband Network utilizing high-altitude airships called Stratellites that will be used to provide wireless voice, video, and data services. These Stratellites will form strategic nodes for the Super Hub(TM) Network. A Stratellite is similar to a satellite, but is stationed in the stratosphere rather than in orbit. At an altitude of only 13 miles, each Stratellite will have clear line-of-site to an entire major metropolitan area and should allow subscribers to easily communicate in "both directions" using readily available wireless devices. Each Stratellite will be powered by a series of solar powered hybrid electric motors and other state-of-the-art energy storage technologies.

In addition to Sanswire's Wireless Broadband Network, proposed telecommunications uses include cellular, 3G/4G mobile, MMDS, paging, fixed wireless telephony, HDTV and others.

We strongly believe that we will be able to use the Stratellites as the most efficient and cost-effective means of interconnecting our Super Hubs(TM).

The Stratellite is being designed and tested to operate at an altitude of between 55,000 and 65,000 feet using GPS coordinates to achieve its on-station position. Tests of the Stratellite and its systems will begin in the second quarter of 2005.

We have had on-going discussions with several groups within the U.S. government and military concerning the rollout and use of the Stratellite. Further, we are in discussions with the other corporate and private groups, as well as foreign governments, all of whom have expressed interest in the development and commercial viability of the Stratellite.

Sanswire has been contacted by the U.S. Army's Space and Missile Defense Command
(SMDC), which expressed its desire to be involved in the sharing of technology and information as well as possible involvement in the development of the Stratellite. In addition to the commercial applications being developed by GTEL, the SMDC sees several military intelligence gathering and operational applications for Stratellite-type systems.

On January 18, 2005, we signed a Letter of Intent (LOI) with the National Aeronautics and Space Administration (NASA). The agreement with NASA's Dryden Flight Research Center at Edwards Air Force Base in California positions us for future governmental associations and business development ventures. The LOI will create a framework for creation of a Space Act Agreement between GTEL, the developer and provider of the Stratellite, a High Altitude Platform (HAP) Airship, and NASA Dryden Research Center.

The parties also envision that the agreement will employ provisions for joint advocacy and proposal development efforts in the pursuit of future new business opportunities of mutual benefit. The agreement will provide NASA and other agencies the access to the Stratellite for the installation, integration, and deployment of NASA sponsored sensors and other projects. Under the proposed agreement, other government agencies may, in cooperation with NASA Dryden, utilize the Stratellite for their projects and requirements.

On March 8, 2005, we announced a global strategy for Sanswire. We signed a Letter of Intent to immediately establish Sanswire Europe S.A., its first regional operating subsidiary. Sanswire Europe will be a joint venture between GlobeTel's wholly-owned operating subsidiary, Sanswire Networks, LLC and Strato-Wireless Ltd. (SWL), in which GlobeTel will own 55% and Strato-Wireless will own 45% of the shares of the European Venture. The new operation will be managed jointly by J. Randolph Dumas and John A. Jensen, Jr., both former senior Managing Directors at global investment banking firms. Both principals have decades of business experience throughout Europe and the Middle East.

Sanswire Europe is being formed to generate government, military and corporate contracts for Sanswire's Stratellite platforms within Europe. Stratellites are specialized airships that will be placed in the stratosphere to be used for transmitting virtually all types of wireless communications and content. Sanswire Europe will extend the Sanswire franchise into Europe, the Middle East and Africa. Eventually, other regional Sanswire entities will be created to develop opportunities in other regions including Asia and Latin America.

Competitive Business Conditions - Telecommunications Services

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

Our use of IP technology and our proprietary systems and products enables us to provide customers with competitive pricing for telecommunications and stored value services. Nonetheless, there can be no assurance that we will be able to successfully compete with major carriers and financial services companies in present and prospective markets. We are dependent upon local independent affiliates or associates partners in each market for sales and marketing, customer service and technical support. This marketing strategy should minimize our dependency on any single market and/or group of customers and lessen our costs and expedite our entry into markets. There can be no assurance that we will be able to successfully compete in our present and prospective markets.

Competitive Business Conditions - Sanswire Project

We are aware of other companies that are also developing high altitude platforms similar in nature to our Stratellite project. However, we currently believe that the research, development, and, ultimately, the production process to produce and market the Stratellite are proceeding at a faster rate than our known competitors. We believe we are currently approximately two years ahead of our closest competitor. Our position is evidenced by the strong interest and present and contemplated commitments by NASA and other governmental and commercial enterprises in our project, vis-a-vis those of our competitors, which may have more resources available to develop their respective products. Furthermore, since the Sanswire technology and Stratellite project are currently in the development stage, there can be no assurance that the project will successfully complete the development stage and result in a commercially viable product. Even if a properly functioning, commercially viable product is established there can be no assurance that revenues will be achieved from the sales of Stratellites or that the costs to produce such revenues will not exceed the revenues or that the project will otherwise be profitable. However, we do believe that the technology and other intangible assets associated with this project currently have a realizable fair value in excess of the recorded value of approximately $2.8 million. There can be no assurance that we will be able to successfully achieve the results we anticipate with this project.

Sources and Availability of Hardware and Software

All equipment used by GlobeTel is provided by major suppliers and is readily available. Software to operate the network is commercially available from software suppliers and equipment suppliers, and GlobeTel has developed in-house proprietary software for network applications and stored value products. We are dependent upon many suppliers of hardware and software. However we use equipment from prime manufacturers of equipment including Cisco, Motorola, SUN, HP and Newbridge Networks, among others.

Sources and Availability of Technical Knowledge and Component Parts

The Sanswire project requires a high level of technological knowledge and adequately functioning component parts and sub-assemblies to continue the project and achieve commercial viability. We have current and contemplated arrangements for supply of both internal and external technical knowledge to provide the intellectual capital to continue with this project. Specifically, there is a high level of interest and anticipated cooperation from technical experts within the government, military, and commercial sectors, including NASA. Similarly, we have current and contemplated arrangements for supply required component parts, both internally developed, as well as, outsourced from specialty contractors to provide component parts to continue with this project in the near term.

Dependence on a Few Customers

As discussed below in Part V, Management Discussion and Analysis and Plan of Operation, we are currently dependent on a limited number of customers. As we expand our products, services, and markets, we expect to substantially broaden our customer base and reduce our dependence upon just a few customers.

Trademarks

We have filed marks and/or are filing marks for the following: International trademark application under the Madrid Protocol for MagicMoney. International trademark application under the Madrid Protocol for GlobeTel. Trademark of GlobeTel in Canada. Trademark of MagicMoney in Canada. Trademark of GlobeTel in Mexico. Trademark of MagicMoney in Mexico. Trademark of GlobeTel in Guatemala. Trademark of MagicMoney in Guatemala. Trademark of MagicMoney in Brazil. Trademark of GlobeTel in Brazil. Trademark of GlobeTel in Philippines.

We intend to file for registration of the names "Stratellite" and "Sanswire".

We intend to file for patents covering unique design and intellectual property covering the design and engineering of the Stratellite, but will wait until these are finalized.

Regulatory Matters

Carriers seeking to provide international telecommunication services are required by Section 214 of the Telecommunications Act to obtain authorization from the Federal Communications Commission to provide those services. We have applied for and obtained the required authorization.

Our operations in foreign countries must comply with applicable local laws in each country we serve. The communications carrier with which we associate in each country is licensed to handle international call traffic, and takes responsibility for all local law compliance. For that reason we do not believe that compliance with foreign laws will affect our operations or require us to incur any significant expense.

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

Research and Development

Research and development costs for 2004 in connection with our Sanswire project were $260,085. Since our acquisition of the Sanswire assets in April 2004, increasing amounts of time and resources are devoted to Sanswire, and time and resources are expected to continue increasing in the near team as our Stratellite project continues and expands.

Number of Total Employees and Number of Full-Time Employees

At present we have 44 full-time employees, including our executive officers and employees of our subsidiaries. We do not believe that we will have difficulty in hiring and retaining qualified individuals in the fields of Internet telephony and other communications projects although the market for skilled technical personnel is highly competitive. Through our Sanswire subsidiary, we recently hired four highly skilled engineers in connection with our Stratellite project.

ITEM 2. DESCRIPTION OF PROPERTY

We have leased facilities at 9050 Pines Blvd., Suite 110, Pembroke Pines, Florida 33024, as of April 1, 2004. For this new facility, the lease will expire in June 2009, with an initial monthly rent of $5,462 (plus 6% sales tax), and increases of 4% per year.

In November 2004, we leased additional adjacent space under the same terms and period as the existing lease, bringing the total monthly office rent to $9,186 (including sales tax). We are currently negotiating with the landlord at our present facility to expand our office space due to expected growth of our business operations for the foreseeable future.

In January 2005, we satisfied our lease obligation at 444 Brickell Avenue, Suite 522, Miami, Florida 33131 and have no further obligation in the property.

In January 2005, we signed a lease agreement with the San Bernardino International Airport Authority for hangar space at the airport in San Bernardino, CA for the purpose of assembling and storing the Stratellite prototype. The term of the agreement is from January 15, 2005 through March 31, 2005, at a monthly lease rate of $9,767. Three months prepaid rent totaling $29,302 was paid in December 2004. The agreement provides that with the consent of the lessor we may remain on a month-to-month basis, and we do intend to remain in the space for the near term. The condition of this leased facility is deemed to be in satisfactory condition.

Furthermore, due to our expected growth, including the addition of new subsidiaries and operations, additional space may be required in various locations in the United States and abroad in the foreseeable future.

Sanswire Technologies, Inc., the company from which we purchased our Sanswire, LLC intangible assets, had an office space lease in Dekalb County, GA. The lease term was from April 1, 2004 through March 31, 2005, with monthly rent of $2,628. Although not directly obligated on this lease, the company paid the monthly rent from May 2004 through March 2005, whereas employees of our subsidiary, Sanswire, LLC, utilized the premises. The employees have since vacated the premises.

ITEM 3. LEGAL PROCEEDINGS

Former Consultants

We are a defendant in two lawsuits filed by Matthew Milo and Joseph Quattrocchi, two former consultants, filed in the Supreme Court of the State of New York (Richmond County, Case no. 12119/00 and 12118/00). These matters were subsequently consolidated as a result of an Order of the court and now bear the singular index number 12118/00. The original lawsuits were for breach of contract. The complaint demands the delivery of 10,000,000 shares of ADGI stock to Milo and 10,000,000 to Quattrocchi. GlobeTel was entered into the action as ADGI was the predecessor of the Company. The suit also requests an accounting for the sales generated by the consultants and attorneys fees and costs for the action.

The lawsuits relate to consulting services that were provided by Mr. Milo and Mr. Quattrocchi and a $50,000 loan advanced by these individuals, dated May 14, 1997, of which $35,000 has been repaid.

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

With regard to the issues related to original index number 12119/00, as a result of a summary judgment motion, the plaintiffs were granted a judgment in the sum of $15,000. The rest of the plaintiff's motion was denied. The court did not order the delivery of 24,526,000 shares of ADGI common stock as the decision on that would be reserved to time of trial.

An Answer and Counterclaim had been interposed on both of these actions. The Answer denies many of the allegations in the complaint and is comprised of eleven affirmative defenses and five counterclaims alleging damages in the sum of $1,000,000. The counterclaims in various forms involve breach of contract and breach of fiduciary duty by the plaintiffs.

For the most part, the summary judgment motions that plaintiffs brought clearly stated that their theories of recovery and the documents that they will rely on in prosecuting the action. The next court appearance is for April 14, 2005, for a status conference.

It is still difficult to evaluate the likelihood of an unfavorable outcome at this time in light of the fact that there has been no testimony with regard to the actions. However, the plaintiffs have prevailed with regard to their claim of $15,000 as a result of the lawsuit bearing the original index Number 12119/00.

However, we cannot project an outcome with any certainty. We have not entered into any settlement negotiations with Mr. Milo and Mr. Quattrocchi and we do not believe that we will be materially adversely affected by the outcome of this proceeding.

Presently, we are continuing our defense and counterclaims in this matter.

Mexico Associate and Customer

We are taking legal actions against our associate and customer in Mexico for non-payment of the amount they owe the company. This customer has substantial assets, including telecommunications equipment, existing working networks and Mexican tax refunds which they have proposed to turn over to us. The motion filed in the Mexican courts was necessary to formally request that we become the assigned payee of the tax refund receivable and formally secure the equipment and to take over the operations of the existing networks.

In February 2004, the customer agreed that proceeds from the network operations will be paid totally to GlobeTel, including the customer's portion of the profit-sharing, until the amount they owe us has been fully paid. Upon full payment, we will begin the sharing profits again in accordance with the contract.

As of the date of this report, we have taken possession and control of the network operations, along with the substantial portion of the related equipment, and we anticipate receiving positive cash flow from the network operations, as well as receipt of the Mexican tax refunds, in 2005.

This situation with our customer has caused us to record an allowance for bad debt expense of $938,782 through December 31, 2004. However, we believe that ultimately we will realize substantially all of the amounts owed to us from our Mexico associate.

Patent Infringement Lawsuit

A case was filed against us for patent infringement. On or about September 1, 2004, Alexsam, Inc. (Alexsam) filed an action for patent infringement against the company alleging the stored value card and service we are planning to offer infringes one or more of U.S. Patent No. 6,000,608 (the 608 patent) and U.S. Patent No. 6,189,787 (the 787 patent), allegedly owned by Alexsam. The actions were filed in the United States District Court, Eastern District of Texas, styled Alexsam, Inc. vs. Datastream Card Svc., et al. Case Number 2:03-cv-337. On January 14, 2005, the court dismissed the lawsuit against the company.

On February 8, 2005, we filed suit against Alexsam and Robert Dorf (collectively the defendants) in the United States District Court for the Southern District of Florida, Civil Action No. 05-60201, seeking a declaratory judgment from the court that the 608 and 787 patents are invalid, not enforceable and will not be infringed by our stored value card offering. We are also seeking recovery for damages brought on us by Alexsam, the owners of Alexsam and Dorf for breach of confidential disclosure and trust; intentional interference with business advantage; and for unfair competition under Sec. 501.204 of the Florida Statutes. We are currently engaged in settlement discussions with the defendants and have not yet formally served any of the defendants. At this stage of the proceeding our attorneys cannot predict the outcome or the range of possible loss or gain to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in 2003.

Our Annual Meeting of Shareholders was held on August 27, 2004 in Ft. Lauderdale, Florida. With over 91% favorable votes from all shareholders entitled to vote, the seven (7) nominees for the Board of Directors were elected and the appointment of Dohan & Company, CPAs, P.A. of Miami as the independent registered auditors for the year ending December 31, 2004 was ratified.

The Directors elected for a one-year term ending at the next shareholders meeting in 2005 are Przemyslaw Kostro, Timothy M. Huff, Mitchell A. Siegel, Jerrold R. Hinton, Leigh A. Coleman, Michael K. Molen and Kyle McMahan.

The following table lists the number of votes cast for each matter, including a separate tabulation with respect to each nominee for office. There were no votes against and no abstentions. The total number of voting shares was 773,261,419.


          Proposal 1 - Board of Directors

               Nominee                               Votes For
               -------                               ---------

               Przemyslaw L. Kostro                 701,542,311
               Timothy M. Huff                      703,138,332
               Jerrold R. Hinton                    702,547,732
               Leigh A. Coleman                     703,257,886
               Mitchell A. Siegel                   703,102,683
               Michael K. Molen                     702,957,132
               Kyle McMahan                         701,230,011

          Proposal 2 - Ratification of Dohan &
          Co., CPAs, P.A. as Independent Auditors   701,579,825

There were no other matters brought to a vote of security holders 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Price

Our shares of common stock are quoted on the Over-the-Counter Bulletin Board (OTCBB) quotation system under the symbol GTEL. As of the date of this report, there are approximately 30 market makers in our common shares.

The following information sets forth the high and low bid price of our common stock during fiscal 2004 and 2003 and was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

CALENDAR 2003

                                         High              Low

Quarter Ended March 31,                $.0440            $.0200
Quarter Ended June 30,                 $.0290            $.0151
Quarter Ended September 30,            $.0400            $.0190
Quarter Ended December 31,             $.1310            $.0250

CALENDAR 2004

Quarter Ended March 31,                $.1960            $.0500
Quarter Ended June 30,                 $.1300            $.0800
Quarter Ended September 30,            $.1280            $.0700
Quarter Ended December 31,             $.1400            $.0100

(b) Holders

As of the date of this report, there were approximately 25,000 beneficial owners of our common stock.

(c) Dividends

We have never paid a dividend and do not anticipate that any dividends will be paid in the near future. We currently have no funds from which to pay dividends and as of December 31, 2004, our accumulated deficit was $39,661,036. We do not expect that any dividends will be paid for the foreseeable future.

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

In May 2004, the board of directors approved an Officers' Stock Option Grant Plan, pursuant to which certain officers are entitled to receive stock options, for each of three years, beginning in 2004 (Year 1). The annual number of option shares to be issued will be equal to amounts that, after the exercise of such options, would affect ownership of various percentages of the total shares then issued and outstanding. The following officers received options for shares in the following percentages: CEO - 3% in each of the three years (total 9%); COO - 2% in each of the three years (total 6%), CFO - 1.5% in Year 1 and 1% in each of the following years (total 3.5%), Director and former President - 1.0% in Year 1 and .5% in each of the following years (total 2%), current President - 1% in each of the three years (total 3%), and CTO - 1% in each of the three years (total 3%). The recipient's rights to the options will vest after continued service at the completion of each year. The total of 99,812,946 option shares are to be issued for 2004. The stock options are exercisable at the lower of $.045 per share or 50% of the closing market price on date of exercise.

In December 2004, we established our 2004 Stock Option Bonus Plan, wherein the board of directors authorized the issuance of stock options totaling 26,487,483 shares to the officers and employees of the company as payment of accrued bonuses through December 31, 2004. The stock options are exercisable at the lower of $.045 per share or 50% of the closing market price.

In December 2004, the board of directors authorized the issuance of stock options totaling 3,718,279 shares to the directors of the company as payment of accrued board members' stipends through December 31, 2004. The stock options are exercisable at the lower of $.0391 per share or 50% of the closing market price on date of exercise.

In January 2005 the option holders exercised their rights to convert a portion of the stock options pursuant to the Officers Stock Grant Plan, the 2004 Stock Option Bonus Plan, and the options for accrued directors' stipends into common stock at $.045, and, as a result, we issued 30,000,000 shares of common stock in January 2005, in accordance with the stock option agreements.

In addition, certain employees, vendors, professionals and consultants were paid with common stock (see Note 21 to financial statements) and with stock options (see Note 22 to financial statements) and certain investment banking and broker's fees were paid with preferred stock (see Note 23 to financial statements) in lieu of cash compensation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Twelve months ended December 31, 2004 ("Fiscal 2004" or "2004" or "the current year") compared to twelve months ended December 31, 2003 ("Fiscal 2003" or "2003" or "the prior year").

Results of Operations

Revenues. During the fiscal 2004, our gross sales were $28,996,213, representing an increase of 155.4% over the prior year when our gross sales were $11,351,939. Our revenues increased primarily due to revenues from our subsidiary, Centerline and its subsidiaries, which recorded consolidated revenues of $18,397,582 (or 63.5% of total revenues), consisting primarily of wholesale traffic revenues (telecommunications minutes) and related network management fees. The remainder of our revenues continued to be predominantly from telecommunications minutes going through our Mexico, Philippines and Brazil networks through June 2004. Thereafter substantially all of our wholesale traffic revenues were produced through Centerline.

Our Mexico network generated $4,774,657 (or 16.5% of gross revenues), while our Philippines network generated $3,234,279 (or 11.2% of gross revenues) and our Brazil network generated $2,147,119 (or 7.4% of gross revenues). Other domestic and international wholesale traffic revenues were $18,840,158 (or 65.0% of gross revenues), including revenues $7,009,903 (or 24.2% of gross revenue) from Mexico (unrelated to our Mexico network).

Additional revenues generated included $9,515 from our Stored Value Card program, $69,845 from our Magic Money program and $7,717 from the sale of IP Phones. There were no sales from these programs in the prior year.

Cost of Sales. Our cost of sales consists primarily of the wholesale cost of buying bandwidth purchased by us for resale, collocations costs, technical services, wages, equipment leases, and the costs of telecommunications equipment. We had cost of sales of $29,187,414 for fiscal 2004, compared to $8,840,872 for fiscal 2003. We expect cost of sales to increase in future periods to the extent that our sales volume increases.

Gross Margin (Loss). Our gross margin (loss) was ($191,201) or (0.66%) for fiscal 2004, compared to $2,511,067 or 22.12% of total revenues in fiscal 2003, a decrease of $2,702,268 or (107.6%). The decrease is primarily due to the fact that there was lower margin on resale of wholesale minutes related to the increased cost of the minutes to terminate, especially the Mexico network, where our margin was less than two percent, and initial activities of Centerline, where our gross margin was minimal or zero. We expect to derive higher margins once we formally take over the operations of our customer's Mexico network as described in Part II, Item 1 "Legal Proceedings," and commence sales directly to the retail market.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, bad debts, investment banking and financing fees, investor and public relations, research and development, sales commissions telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for fiscal 2004 were $12,850,250 compared to fiscal 2003 operating expenses of $3,805,388, an increase of $9,044,862 or 238%.

The increase is primarily due an increase in officers' and directors' compensation to $6,520,206, including non-cash compensation, from $595,000 in the prior year. During fiscal 2004, total officers' and directors' compensation included non-cash equity compensation (stock and stock options) of $5,805,646, compared $185,000 in non-cash compensation during fiscal 2003.

In addition, employee payroll and related taxes for fiscal 2004 were $1,248,562 compared to $283,408, an increased by $965,154 or 340.6%. This increase was due to expansion of our operations, facilities and workforce from 15 total employees to 30 during 2004. Included in non-cash equity compensation (stock and stock options) for employees was $438,187 in fiscal 2004, compared to $86,000 in fiscal 2003. Consulting and professional fees increased by $1,487,250 or 206.9%, to $2,206,237 in 2004 (including $325,000 in non-cash equity compensation), compared to $718,987 in 2003 (including $203,607 in non-cash equity compensation). These increases are related to additional services required to develop and expand our geographical and product markets and projects, including our Stored Value Program, our Sanswire Project, and international markets, primarily in Asia and Australia, as well as increased professional fees in maintaining and expanding a public company.

We incurred $260,865 of research and development costs for our Sanswire project
- development of the Stratellite during fiscal 2004, compared to none in the prior year, whereas the Sanswire assets was acquired in April 2004.

We incurred $404,747 of sales commissions for our Centerline operations during fiscal 2004, compared to none in the prior year, whereas the Centerline operations began in 2004.

Income (Loss) from Operations. We had an operating loss of ($13,041,451) for fiscal 2004 as compared to an operating loss of ($1,294,321) for fiscal 2003, primarily due to the excess of costs of revenues earned over revenues earned and increased operating expenses as described above, including reduced margins and higher operating costs and expansion of our various programs. We expect that we will continue to have higher operating costs as we increase our staffing and continue expanding operations, programs, projects and operating costs related to our newly acquired subsidiaries.

Other Income (Expense). We had net other expenses totaling $120,418 during fiscal 2004 compared to $4,908,205 during fiscal 2003.

Other income during fiscal 2004 included $268,397 in net gains on the settlements of liabilities, compared to $26,274 in 2003. Various liabilities, representing disputed obligations, were settled for amounts less than the previously recorded values, pursuant to agreements between us and the vendors. We also reported a net gain of $55,842 in 2003 in connection with the closing of operations of our St. Louis, Missouri office after accounting adjustments were made. We had interest income of $2,067 in fiscal 2004 compared to none in fiscal 2003.

Other expense of $56,804 in fiscal 2004 was a result of losses realized on the disposition of fixed assets, compared to a loss of $42,301 in fiscal 2003. Other expense of $4,834,878 in fiscal 2003 was as a result of the write-off of assets and liabilities resulting from the transactions in Australia with IPW.

Interest expense for fiscal 2004 was $189,520 compared to $113,142 during fiscal 2003. Interest expense increase was primarily due to the accrual of contractual financing charges in connection with the operations of our Centerline subsidiary. Other interest charges actually decreased in 2004, as result in reduction of our total debts.

Net Income (Loss). We had a net loss of ($13,166,869) in fiscal 2004 compared to a net loss of ($6,202,526) in fiscal 2003. The net loss is primarily attributable to the increase in the operating expenses as discussed above.

Liquidity and Capital Resources

Assets. At December 31, 2004, we had total assets of $6,195,977 compared to total assets of $4,144,231 as of December 31, 2003.

The current assets at December 31, 2004, were $2,561,197, compared to $3,389,421 at December 31, 2003. As of December 31, 2004, we had $601,649 of cash and cash equivalents compared to $224,994 as of December 31, 2003.

Our net accounts receivable were $1,740,883 as of December 31, 2004, compared to $3,039,427 at the same point in 2003. Approximately 92% of the December 31, 2004 receivables were attributable to three customers, including 63% or $773,319 (net of allowance) related to the Mexico network and 22% or $266,167 (net of allowance) related to the Brazil network. We have increased our allowance for doubtful accounts by $1,141,534 for the year, the substantial portion of which relates to two of these three customers.

Other current assets included $66,912 in prepaid expense, primarily prepaid minutes with carriers, compared to $71,000 in 2003; $63,976 inventory of IP Phones, compared to none in the prior year; and deposits on equipment purchases and other current assets of $88,994 compared to none in 2003.

We had other assets totaling $3,181,012 as of December 31, 2004, compared to $318,435 as of December 31, 2003. The increase was attributable primarily to the acquisition of the Sanswire intangible assets valued at $2,778,000 and additional investments of $50,000 in CGI, our unconsolidated foreign subsidiary, totaling $352,300 as of December 31, 2004.

Liabilities. At December 31, 2004, we had total liabilities of $919,400 compared to total liabilities of $1,908,686 as of December 31, 2003.

The current liabilities at December 31, 2004 were $914,682 compared to $1,908,686 at December 31, 2003, a decrease of $994,004. The decrease is principally due to payments of notes and loans payable, payment of accounts and loans payable to related parties with stock, and a reduction in accounts payable. There were no significant long-term liabilities as of December 31, 2004 and 2003.

Cash Flows. Our cash used in operating activities was ($4,467,989) for 2004, compared to ($1,389,102) for the prior year. The increase was primarily due to the increased level of operations and operating activities and changes in our current assets and liabilities.

Our cash used in investing activities, including acquisitions of property and equipment investment in CGI, and loans to employees for a total of ($356,570) compared to ($607,401) in the prior year.

Net cash provided by financing activities was $5,201,124, principally from the sale of preferred stock, for 2004, as compared to $2,019,686, principally from the sale of preferred and common stock and proceeds from notes and loans payable, for the prior year.

In order for us to pay our operating expenses during 2004 and 2003, including certain operating expenses of our wholly-owned subsidiaries, Sanswire and Centerline, and the overall expansion of our operations, we raised $5,157,500 in sales of preferred stock in 2004, compared $717,140 and $500,000 in sales of preferred stock and common stock, respectively in 2003. We also raised $60,000 and $144,194 from proceeds from related party payables in 2004 and 2003, respectively. We generated $375,000 and $784,259 from loans and notes payable in 2004 and 2003, respectively.

As detailed in the financial statements, we have stock subscriptions receivable for preferred shares that will raise a total of approximately $12.25 million in cash in 2005, primarily in the form of financing provided by Series B preferred shareholders. Of these funds, $10 million is committed to the purchases of equipment (two data switches) for our stored value program. With this funding, as well as the additional funding received to-date in 2005, we will have the existing capital resources necessary to fund our operations and capital requirements as presently planned over the next twelve months. However, if we do not receive the full amount, then we may not have the existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements and therefore we may have to pursue additional funds through the issuance of debt and/or equity instruments.

Through the date of this report we raised an additional approximately $5 million in equity placements in 2005. Furthermore, the capital markets have responded favorably to our growth and business strategies through to-date in the first quarter of 2005, particularly as a result of our Stratellite project, and increased investment is anticipated in the near term.

As reflected in the accompanying financial statements, during the year ended December 31, 2004, we had a net loss of ($13,166,869) compared to a net loss of ($6,202,526) during 2003. Consequently, there is an accumulated deficit of ($39,661,036) at December 31, 2004, compared to ($26,494,167) at December 31,
2003.

ITEM 7. FINANCIAL STATEMENTS

                 GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                                TABLE OF CONTENTS

                                                                   Page
                                                                   ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM             29
CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets                                       30
  Consolidated Statements of Operations                             32
  Consolidated Statements of Cash Flows                             34
  Consolidated Statements of Stockholders' Equity                   36
  Notes to Consolidated Financial Statements                        37

  Dohan and Company                        7700 North Kendall Drive, 200
  Certified Public Accountants             Miami, Florida 33156-7564
  A Professional Association               Telephone: (305) 274-1366
                                           Facsimile: (305) 274-1368
                                           E-mail:    info@uscpa.com
                                           Internet:  www.uscpa.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
GlobeTel Communications Corp. and Subsidiaries
Pembroke Pines, Florida

We have audited the accompanying consolidated balance sheet of GlobeTel Communications Corp. and Subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GlobeTel Communications Corp. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Miami, Florida
March 19, 2005

Member:
Florida Institute of Certified Public
Accountants
American Institute of Certified Public Accountants
Private Companies and SEC Practices Sections
National and worldwide associations through
Accounting Group International

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2004

 ASSETS

 CURRENT ASSETS
          Cash and cash equivalents                                                                 $    601,559
          Accounts receivable, less allowance for doubtful accounts of $1,505,731                      1,740,883
          Loans to employees                                                                               6,885
          Prepaid expenses                                                                                58,900
          Inventory                                                                                       63,976
          Deposits on equipment purchase                                                                  88,994
          Deferred tax asset, less valuation allowance of $4,529,043                                          --
                                                                                                    ------------
               TOTAL CURRENT ASSETS                                                                    2,561,197
                                                                                                    ------------
 PROPERTY AND EQUIPMENT, net                                                                             445,756
                                                                                                    ------------
 OTHER ASSETS
          Investment in unconsolidated foreign subsidiary - Consolidated Global Investments, Ltd.        352,300
          Intangible assets - Sanswire                                                                 2,778,000
          Deposits                                                                                        50,712
          Prepaid expenses                                                                                 8,012
                                                                                                    ------------
               TOTAL OTHER ASSETS                                                                      3,189,024
                                                                                                    ------------
 TOTAL ASSETS                                                                                       $  6,195,977
                                                                                                    ============
 LIABILITIES AND STOCKHOLDERS' EQUITY

 COMMITMENTS AND CONTINGENCIES (NOTES 6, 7, 13, AND 17)

 LIABILITIES

 CURRENT LIABILITIES
          Accounts payable                                                                          $    456,248
          Current portion of capital lease obligations                                                     2,846
          Accrued officers' salaries                                                                     198,333
          Accrued expenses and other liabilities                                                          93,436
          Deferred revenues                                                                               46,319
          Related party payables                                                                         117,500
                                                                                                    ------------
               TOTAL CURRENT LIABILITIES                                                                 914,682
                                                                                                    ------------


 LONG-TERM LIABILITIES
          Capital lease obligations                                                                        4,718
                                                                                                    ------------
               TOTAL LONG-TERM LIABILITIES                                                                 4,718
                                                                                                    ------------


               TOTAL LIABILITIES                                                                         919,400
                                                                                                    ------------

 STOCKHOLDERS' EQUITY
          Series A Preferred stock, $.001 par value, 10,000,000 shares authorized;
               96,500 and 72,000 shares issued and outstanding:                                               97
              Additional paid-in capital - Series A Preferred stock                                      697,403
          Series B Preferred stock, $.001 par value, 35,000 shares authorized;
               35,000 and 0 shares issued and outstanding:                                                    35
              Additional paid-in capital - Series B Preferred stock                                   14,849,965
          Series C Preferred stock, $.001 par value, 5,000 shares authorized;
               750 and 0 shares issued and outstanding:                                                        1
              Additional paid-in capital - Series C Preferred stock                                      749,999
          Series D Preferred stock, $.001 par value, 5,000 shares authorized;
               1,000 and 0 shares issued and outstanding:                                                      1
              Additional paid-in capital - Series D Preferred stock                                      999,999
          Common stock, $.00001 par value, 1,500,000,000 shares authorized;
               950,849,646 and 653,224,471 shares issued and outstanding                                   9,508
          Additional paid-in capital                                                                  39,880,605
          Stock subscriptions receivable:
               Series A Preferred Stock                                                                       --
               Series B Preferred Stock                                                              (11,500,000)
               Series D Preferred Stock                                                                 (750,000)
          Accumulated deficit                                                                        (39,661,036)
                                                                                                    ------------
               TOTAL STOCKHOLDERS' EQUITY                                                              5,276,577
                                                                                                    ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $  6,195,977
                                                                                                    ============

See accompanying notes.

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     For the Years Ended December 31,
                                                                                          2004              2003
                                                                                          ----              ----
 REVENUES EARNED                                                                    $  28,996,213    $  11,351,939
 COST OF REVENUES EARNED                                                               29,187,414        8,840,872
                                                                                    -------------    -------------
           GROSS (LOSS) MARGIN                                                           (191,201)       2,511,067
                                                                                    -------------    -------------
 EXPENSES
    Payroll and related taxes                                                           1,248,562          283,408
    Consulting and Professional fees                                                    2,206,237          718,987
    Officers' and Directors' compensation                                               6,520,206          595,000
    Bad debts                                                                           1,141,534        1,409,994
    Investment banking and financing fees                                                 172,106          223,886
    Investor and public relations                                                         117,856          121,656
    Commissions expense - CSI                                                             404,747               --
    Research and development - Sanswire                                                   260,085               --
    Other operating expenses                                                              156,011           92,715
    Telephone and communications                                                           75,390           69,169
    Travel and related expenses                                                           240,862           95,213
    Rents                                                                                 126,424           48,607
    Insurance and employee benefits                                                       126,644          102,383
    Depreciation and amortization                                                          53,586           44,370
                                                                                    -------------    -------------
           TOTAL EXPENSES                                                              12,850,250        3,805,388
                                                                                    -------------    -------------
 LOSS BEFORE OTHER INCOME (EXPENSE) AND INCOME TAXES                                  (13,041,451)      (1,294,321)
                                                                                    -------------    -------------
 OTHER INCOME (EXPENSE)
      Net gains on settlement of liabilities                                              268,397           26,274
      Loss on disposition of fixed assets                                                 (56,804)         (42,301)
      Loss on deposits with carriers                                                     (149,558)              --
      Gain on discontinued operations                                                          --           55,842
      Loss on write-off of receivables and non-readily marketable securities                   --       (4,834,878)
      Interest income                                                                       2,067               --
      Interest expense                                                                   (189,520)        (113,142)
                                                                                    -------------    -------------
 NET OTHER INCOME ( EXPENSE )                                                            (125,418)      (4,908,205)
                                                                                    -------------    -------------
 LOSS BEFORE INCOME TAXES                                                             (13,166,869)      (6,202,526)

 INCOME TAXES
      Provision for income taxes                                                               --               --
      Tax benefit from utilization of net operating loss carryforward                          --               --
                                                                                    -------------    -------------
 TOTAL INCOME TAXES                                                                            --               --
                                                                                    -------------    -------------
 NET LOSS                                                                           ($ 13,166,869)   ($  6,202,526)
                                                                                    =============    =============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
           BASIC                                                                      748,388,269      627,814,875
           DILUTED                                                                    750,639,900      627,814,875
                                                                                    =============    =============
 NET LOSS PER SHARE
           BASIC                                                                    ($       0.02)   ($       0.01)
           DILUTED                                                                  ($       0.02)   ($       0.01)
                                                                                    =============    =============
 See accompanying notes

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Years Ended December 31,
                                                                                    --------------------------------
                                                                                         2004              2003
                                                                                         ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                   ($13,166,869)     ($ 6,202,526)
Adjustments to reconcile net loss to net cash
  used by operating activities:
          Depreciation and amortization                                                  170,021           227,200
          Gain on settlement of liabilities                                              (85,337)           26,274
          Gain on discontinued operations                                                     --            55,842
          Loss on disposition of fixed assets                                             56,804            42,301
          Loss on write-off of receivables and non-readily
            marketable securities                                                             --         4,834,878
          Bad debt expense                                                             1,141,534         1,409,994
          Common stock exchanged for services                                          1,558,707           604,510
          Options exchanged for services                                               5,828,833                --
(Increase) decrease in assets:
          Accounts receivable                                                            211,010        (2,755,602)
          Prepaid expenses                                                               (66,912)               --
          Inventory                                                                      (63,976)               --
          Deposits on equipment purchases                                                (28,092)           74,486
          Deposits and prepaid expenses                                                   71,000           (71,000)
Increase (decrease) in liabilities:
          Accounts payable                                                              (309,867)        1,111,960
          Accounts payable, to be satisfied with non-readily
            marketable securities                                                                         (974,951)
          Accrued payroll and related taxes                                                   --           (12,785)
          Accrued officers' salaries                                                     198,333                --
          Accrued expenses and other liabilities                                          29,054           439,245
          Deferred revenues                                                               14,791           (46,106)
          Deferred revenues - related party                                              (27,023)         (152,822)
                                                                                    ------------      ------------
             NET CASH USED BY OPERATING ACTIVITIES                                    (4,467,989)       (1,389,102)
                                                                                    ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
          Acquisition of property and equipment                                         (204,206)         (305,101)
          Deposit on equipment                                                          (145,479)         (302,300)
          Loans to employees                                                              (6,885)               --
                                                                                    ------------      ------------
            NET CASH USED BY INVESTING ACTIVITIES                                       (356,570)         (607,401)
                                                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Sale of preferred stock - Series A                                           1,057,500           717,140
          Sale of preferred stock - Series B                                           2,850,000                --
          Sale of preferred stock - Series C                                           1,000,000                --
          Sale of preferred stock - Series D                                             250,000                --
          Sale of common stock                                                                --           500,000
          Proceeds from capital lease financing                                            9,554                --
          Payments on capital lease financing                                             (2,229)          (29,674)
          Proceeds from notes and loans payable                                          375,000           784,259
          Payments on notes and loans payable                                           (398,701)               --
          Proceeds from related party payables                                            60,000           144,194
          Payments on related party payables                                                  --           (96,053)
                                                                                    ------------      ------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                                  5,201,124         2,019,866
                                                                                    ------------      ------------
NET INCREASE IN CASH AND EQUIVALENTS                                                     376,565            23,363

CASH AND EQUIVALENTS - BEGINNING                                                         224,994           201,631
                                                                                    ------------      ------------
CASH AND EQUIVALENTS - ENDING                                                       $    601,559      $    224,994
                                                                                    ============      ============
SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
          Interest                                                                  $     11,071      $     95,736
          Income taxes                                                              $         --      $         --

In addition to amounts reflected above, common stock was issued for:
          Options issued for services                                               $  5,828,833      $     10,000
          Options issued for settlement of debt                                     $         --      $  1,016,648
          Shares issued for services                                                $  1,546,568      $         --
          Shares issued for intangible assets                                       $  2,800,000      $         --
          Shares issued for settlement of debt                                      $         --      $  1,431,084
          Conversion of Series A preferred stock to common stock                    $  1,452,140      $          0
          Conversion of Series C preferred stock to common stock                    $    250,000      $          0



In addition to amounts reflected above, preferred stock was issued for:
          Series A preferred stock issued for broker's fees
            (107,500 shares, recorded at par)                                       $         --      $         --
          Series B preferred stock issued for broker's fees                         $    150,000      $         --
          Series B preferred stock issued for settlement of debt                    $    500,000      $         --

Non-cash Financing Activities:

          On April 27, 2004, $15,000,000 of Series B preferred stock was issued. A stock subscription receivable of $11,500,000 was outstanding as of December 31, 2004

          On April 27, 2004, $1,000,000 of Series C preferred stock was issued No stock subscription receivable was outstanding as of December 31, 2004

          On July 28, 2004, $1,000,000 of Series D preferred stock was issued
          A stock subscription receivable of $750,000 was outstanding as of December 31, 2004
================================================================================
See accompanying notes

GLOBETEL COMMUNICATIONS CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                              Common Stock
                                              ------------
                                                                 Additional
                                                                  Paid-in
Description                         Shares            Amount      Capital
-----------                         ------            ------      -------

Balance, Dec. 31, 2002           605,320,283          6,053     24,444,457

Shares issued for services        23,748,533            237        568,273
Options issued for services               --             --         10,000
Shares issued for
  severence pay                    1,200,000             12         35,988
Shares issued for
  extinguishment of debt          44,792,000            448      1,430,636
Options issued for
  extinguishment of debt                   0              0      1,016,468
Shares issued for cash            20,080,321            201        499,799
Shares issued for
  loan collateral                  5,000,000             50            (50)
Shares returned for
  loan collateral                (46,916,666)          (469)           469
Preferred Series A shares
 issued for cash and stock
 subscriptons receivable                  --             --             --
Net loss                                  --             --             --
                                 -----------    -----------    -----------

Balance, Dec. 31, 2003           653,224,471          6,532     28,006,040
                                 -----------    -----------    -----------

Shares issued for
  options excercised              59,447,795            595           (595)
Shares issued to / for
  unconsolidated
  foreign subsidiary              20,000,000            200           (200)
Shares issued for services        26,264,653            262      1,546,306
Shares issued for
  Sanswire assets                 28,000,000            280      2,799,720
Shares issued for
  Stratodyne assets                2,000,000             20            (20)
Preferred Series A shares
  issued for cash
  and stock subscriptions
  receivable                              --             --             --
Preferred Series A shares
  issued for broker's fees                --             --             --
Shares issued for conversion
  of Preferred Series A shares   159,640,000          1,596      1,450,544
Preferred Series B shares
  issued for cash and stock
  subscriptions receivable                --             --             --
Preferred Series B shares
  issued for extinguishment
  of debt                                 --             --             --
Preferred Series B shares
  issued for broker's fees                --             --             --
Preferred Series C shares
 issued for cash and stock
 subscriptions receivable                 --             --             --
Shares issued for conversions
  of Preferred Series C shares     2,272,727             23        249,977
Preferred Series D shares
  issued for cash                         --             --             --
Options issued for Board
  member stipends                         --             --        145,313
Options issued for services,
  per 2004 Stock Option Plan              --             --      1,191,937
Options issued for services,
  per Executives Stock
  Option Grant                            --             --      4,491,583
Net loss                                  --             --             --
                                 -----------    -----------    -----------

Balance, Dec. 31, 2004           950,849,646          9,508     39,880,605
                                 ===========    ===========    ===========
                                                         PREFERRED STOCK
                                                         ---------------
                                                            Series  A
                                                            ---------
                                                                     Additional       Stock
                                                                      Paid-in      Subscriptions
Description                             Shares         Amount         Capital       Receivable
-----------                             ------         ------         -------       ----------

Balance, Dec. 31, 2002                    --             --             --             --

Shares issued for services                --             --             --             --
Options issued for services               --             --             --             --
Shares issued for
  severence pay                           --             --             --             --
Shares issued for
  extinguishment of debt                  --             --             --             --
Options issued for
  extinguishment of debt                  --             --             --             --
Shares issued for cash                    --             --             --             --
Shares issued for
  loan collateral                         --             --             --             --
Shares returned for
  loan collateral                         --             --             --             --
Preferred Series A shares
 issued for cash and stock
 subscriptons receivable              72,000             72      1,092,068       (375,000)
Net loss                                  --             --             --             --
                                 -----------    -----------    -----------    -----------

Balance, Dec. 31, 2003                72,000             72      1,092,068       (375,000)
                                 -----------    -----------    -----------    -----------

Shares issued for
  options excercised                      --             --             --             --
Shares issued to / for
  unconsolidated
  foreign subsidiary                      --             --             --             --
Shares issued for services                --             --             --             --
Shares issued for
  Sanswire assets                         --             --             --             --
Shares issued for
  Stratodyne assets                       --             --             --             --
Preferred Series A shares
  issued for cash
  and stock subscriptions
  receivable                          70,500             71      1,057,429        375,000
Preferred Series A shares
  issued for broker's fees           107,500            107           (107)            --
Shares issued for conversion
  of Preferred Series A shares      (153,500)          (153)    (1,451,987)            --
Preferred Series B shares
  issued for cash and stock
  subscriptions receivable                --             --             --             --
Preferred Series B shares
  issued for extinguishment
  of debt                                 --             --             --             --
Preferred Series B shares
  issued for broker's fees                --             --             --             --
Preferred Series C shares
 issued for cash and stock
 subscriptions receivable                 --             --             --             --
Shares issued for conversions
  of Preferred Series C shares            --             --             --             --
Preferred Series D shares
  issued for cash                         --             --             --             --
Options issued for Board
  member stipends                         --             --             --             --
Options issued for services,
  per 2004 Stock Option Plan              --             --             --             --
Options issued for services,
  per Executives Stock
  Option Grant                            --             --             --             --
Net loss                                  --             --             --             --
                                 -----------    -----------    -----------    -----------

Balance, Dec. 31, 2004                96,500             97        697,403              0
                                 ===========    ===========    ===========    ===========
                                                         PREFERRED STOCK
                                                         ---------------
                                                            Series B
                                                            --------
                                                                   Additional       Stock
                                                                    Paid-in     Subscriptions
Description                             Shares        Amount        Capital       Receivable
-----------                             ------        ------        -------       ----------

Balance, Dec. 31, 2002                    --            --            --             --

Shares issued for services                --            --            --             --
Options issued for services               --            --            --             --
Shares issued for
  severence pay                           --            --            --             --
Shares issued for
  extinguishment of debt                  --            --            --             --
Options issued for
  extinguishment of debt                  --            --            --             --
Shares issued for cash                    --            --            --             --
Shares issued for
  loan collateral                         --            --            --             --
Shares returned for
  loan collateral                         --            --            --             --
Preferred Series A shares
 issued for cash and stock
 subscriptons receivable                  --            --            --             --
Net loss                                  --            --            --             --
                                 -----------   -----------   -----------    -----------

Balance, Dec. 31, 2003                    --            --            --             --
                                 -----------   -----------   -----------    -----------

Shares issued for
  options excercised                      --            --            --             --
Shares issued to / for
  unconsolidated
  foreign subsidiary                      --            --            --             --
Shares issued for services                --            --            --             --
Shares issued for
  Sanswire assets                         --            --            --             --
Shares issued for
  Stratodyne assets                       --            --            --             --
Preferred Series A shares
  issued for cash
  and stock subscriptions
  receivable                              --            --            --             --
Preferred Series A shares
  issued for broker's fees                --            --            --             --
Shares issued for conversion
  of Preferred Series A shares            --            --            --             --
Preferred Series B shares
  issued for cash and stock
  subscriptions receivable            35,000            35    14,999,965    (12,150,000)
Preferred Series B shares
  issued for extinguishment
  of debt                                 --            --            --        500,000
Preferred Series B shares
  issued for broker's fees                --            --      (150,000)       150,000
Preferred Series C shares
 issued for cash and stock
 subscriptions receivable                 --            --            --             --
Shares issued for conversions
  of Preferred Series C shares            --            --            --             --
Preferred Series D shares
  issued for cash                         --            --            --             --
Options issued for Board
  member stipends                         --            --            --             --
Options issued for services,
  per 2004 Stock Option Plan              --            --            --             --
Options issued for services,
  per Executives Stock
  Option Grant                            --            --            --             --
Net loss                                  --            --            --             --
                                 -----------   -----------   -----------    -----------

Balance, Dec. 31, 2004                35,000            35    14,849,965    (11,500,000)
                                 ===========   ===========   ===========    ===========
                                                         PREFERRED STOCK
                                                         ---------------
                                                            Series C
                                                            --------
                                                                    Additional      Stock
                                                                     Paid-in    Subscriptions
Description                             Shares         Amount        Capital     Receivable
-----------                             ------         ------        -------     ----------

Balance, Dec. 31, 2002                    --             --            --            --

Shares issued for services                --             --            --            --
Options issued for services               --             --            --            --
Shares issued for
  severence pay                           --             --            --            --
Shares issued for
  extinguishment of debt                  --             --            --            --
Options issued for
  extinguishment of debt                  --             --            --            --
Shares issued for cash                    --             --            --            --
Shares issued for
  loan collateral                         --             --            --            --
Shares returned for
  loan collateral                         --             --            --            --
Preferred Series A shares
 issued for cash and stock
 subscriptons receivable                  --             --            --            --
Net loss                                  --             --            --            --
                                 -----------    -----------   -----------   -----------

Balance, Dec. 31, 2003                    --             --            --            --
                                 -----------    -----------   -----------   -----------

Shares issued for
  options excercised                      --             --            --            --
Shares issued to / for
  unconsolidated
  foreign subsidiary                      --             --            --            --
Shares issued for services                --             --            --            --
Shares issued for
  Sanswire assets                         --             --            --            --
Shares issued for
  Stratodyne assets                       --             --            --            --
Preferred Series A shares
  issued for cash
  and stock subscriptions
  receivable                              --             --            --            --
Preferred Series A shares
  issued for broker's fees                --             --            --            --
Shares issued for conversion
  of Preferred Series A shares            --             --            --            --
Preferred Series B shares
  issued for cash and stock
  subscriptions receivable                --             --            --            --
Preferred Series B shares
  issued for extinguishment
  of debt                                 --             --            --            --
Preferred Series B shares
  issued for broker's fees                --             --            --            --
Preferred Series C shares
 issued for cash and stock
 subscriptions receivable              1,000              1       999,999            --
Shares issued for conversions
  of Preferred Series C shares          (250)             0      (250,000)           --
Preferred Series D shares
  issued for cash                         --             --            --            --
Options issued for Board
  member stipends                         --             --            --            --
Options issued for services,
  per 2004 Stock Option Plan              --             --            --            --
Options issued for services,
  per Executives Stock
  Option Grant                            --             --            --            --
Net loss                                  --             --            --            --
                                 -----------    -----------   -----------   -----------

Balance, Dec. 31, 2004                   750              1       749,999            --
                                 ===========    ===========   ===========   ===========
                                                         PREFERRED STOCK
                                                         ---------------
                                                            Series D
                                                            --------
                                                                  Additional      Stock                      Total
                                                                   Paid-in     Subscriptions Accumulated Shareholders'
Description                            Shares        Amount        Capital      Receivable    Deficit       Equity
-----------                            ------        ------        -------      ----------    -------       ------

Balance, Dec. 31, 2002                    --            --            --            --    (20,291,641)     4,158,869

Shares issued for services                --            --            --            --             --        568,510
Options issued for services               --            --            --            --             --         10,000
Shares issued for
  severence pay                           --            --            --            --             --         36,000
Shares issued for
  extinguishment of debt                  --            --            --            --             --      1,431,084
Options issued for
  extinguishment of debt                  --            --            --            --             --      1,016,468
Shares issued for cash                    --            --            --            --             --        500,000
Shares issued for
  loan collateral                         --            --            --            --             --             --
Shares returned for
  loan collateral                         --            --            --            --             --             --
Preferred Series A shares
 issued for cash and stock
 subscriptons receivable                  --            --            --            --             --        717,140
Net loss                                  --            --            --            --     (6,202,526)    (6,202,526)
                                 -----------   -----------   -----------   -----------    -----------    -----------

Balance, Dec. 31, 2003                    --            --            --            --    (26,494,167)     2,235,545
                                 -----------   -----------   -----------   -----------    -----------    -----------

Shares issued for
  options excercised                      --            --            --            --             --             --
Shares issued to / for
  unconsolidated
  foreign subsidiary                      --            --            --            --             --             --
Shares issued for services                --            --            --            --             --      1,546,568
Shares issued for
  Sanswire assets                         --            --            --            --             --      2,800,000
Shares issued for
  Stratodyne assets                       --            --            --            --             --             --
Preferred Series A shares
  issued for cash
  and stock subscriptions
  receivable                              --            --            --            --             --      1,432,500
Preferred Series A shares
  issued for broker's fees                --            --            --            --             --             --
Shares issued for conversion
  of Preferred Series A shares            --            --            --            --             --             --
Preferred Series B shares
  issued for cash and stock
  subscriptions receivable                --            --            --            --             --      2,850,000
Preferred Series B shares
  issued for extinguishment
  of debt                                 --            --            --            --             --        500,000
Preferred Series B shares
  issued for broker's fees                --            --            --            --             --             --
Preferred Series C shares
 issued for cash and stock
 subscriptions receivable                 --            --            --            --             --      1,000,000
Shares issued for conversions
  of Preferred Series C shares            --            --            --            --             --             --
Preferred Series D shares
  issued for cash                        250             1       999,999      (750,000)            --        250,000
Options issued for Board
  member stipends                         --            --            --            --             --        145,313
Options issued for services,
  per 2004 Stock Option Plan              --            --            --            --             --      1,191,937
Options issued for services,
  per Executives Stock
  Option Grant                            --            --            --            --             --      4,491,583
Net loss                                  --            --            --            --    (13,166,869)   (13,166,869)
                                 -----------   -----------   -----------   -----------   ------------   -----------

Balance, Dec. 31, 2004                   250             1       999,999      (750,000)   (39,661,036)     5,276,577
                                 ===========   ===========   ===========   ===========   ============   ============

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Nature of Operations

GlobeTel is engaged in the business of providing telecommunication services, primarily involving Internet telephony using Voice over Internet Protocol ("VoIP") technology and equipment. In addition, our subsidiary, Sanswire, LLC, is developing a National Wireless Broadband Network utilizing high-altitude airships called Stratellites that will be used to provide wireless voice, video, and data services.

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

Basis of Presentation

The financial statements include the accounts of GlobeTel Communication Corp. and its wholly-owned subsidiaries, Sanswire, LLC and Centerline Communications, LLC, and its wholly-owned subsidiaries, EQ8, LLC, EnRoute Telecom, LLC, G Link Solutions, LLC, Volta Communications, LLC, and Lonestar Communications, LLC, as well as the accounts GTCC de Mexico, S.A. de C.V, which GlobeTel owns 99% of.

All material intercompany balances and transactions were eliminated in the consolidation.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current year presentation.

The Company's consolidated balance sheets reflect, in other assets, "Investment in unconsolidated subsidiary - Consolidated Global Investments, Ltd." (CGI) at $352,300 and $302,300 as of December 31, 2004 and 2003, respectively. The financial statements issued for the prior year listed the $302,500 in current assets, included in deposits on equipment. This reclassification in 2004 is a result of the Company's acquisition of 73.15% of CGI's stock.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers and, in connections with our Mexico network, Mexican tax refunds receivable. The Company estimates doubtful accounts on an item-to-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety-days overdue. Bad debt expense for the years ended December 31, 2004 and 2003 were $1,141,534 and $1,409,994, respectively.

Inventory

Inventory is recorded at lower-of-cost-or-market, first-in first-out (FIFO) basis. Inventory at December 31, 2004 consists of IP (Internet Protocol) phones held for resale.

Property and Equipment

Property and equipment consists of telecommunications equipment, office furniture and equipment, which are stated at cost. Depreciation is based on the estimated useful lives of the assets, ranging from five years for office furniture and equipment to seven years for telecommunications equipment, using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. Gains and losses on disposition of property and equipment are included in income as realized.

Intangible Assets

Intangible assets are recorded under the provisions of the Financial Accounting Standards Board (FASB) Statement 142 No. (FAS 142), Goodwill and Other Intangible Assets. FAS 142 requires that an intangible asset that is acquired either individually or with a group of other assets (but not those acquired in a business combination) shall be initially recognized and measured based on its fair value. Costs of internally developing, maintaining and restoring intangible assets (including goodwill) that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as a whole, are recognized as an expense when incurred.

An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized until its useful life is determined to be no longer indefinite. The remaining useful lives of intangible assets not being amortized are evaluated every reporting period to determine whether events and circumstance continue to support an indefinite useful life.

An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the intangible assets with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

It is the Company's policy to test for impairment no less than quarterly. The Company's Sanswire intangible assets, which consist primarily of intellectual property, including technology and know-how, were evaluated by management, initially and as of December 31, 2004, and determined to have an indefinite useful life and are not subject to amortization. The Company also tested the assets for impairment and determined that no adjustment for impairment was necessary as of December 31, 2004, whereas the fair value of the intangible assets exceed its carrying amount.

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

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations in the period incurred. Advertising and marketing expense for the years ended December 31, 2004 and 2003, were $19,160 was $105,314, respectively, and are included in "Investor and public relations" in the consolidated statements of income (loss).

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, securities, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.

Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains a substantial portion of its day-to-day operating cash balances at a single financial institution. The Company had cash balances of $601,449 and $224,994 as of December 31, 2004 and 2003, respectively, which are in excess of federally insured limit. As of December 31, 2004 and 2003, the Company had $462,690 and $124,994, respectively, in excess of federally insured limits.

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

In November 2004, the FASB issued Statement No. 151, "Inventory Costs", to amend the guidance in Chapter 4, "Inventory Pricing", of FASB Accounting Research Bulletin (ARB) No. 43, "Restatement and Revision of Accounting Research Bulletins", which will become effective for the Company in fiscal year 2006. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Management believes that the adoption of SFAS 151 will not affect the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have any impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payments", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

The adoptions of these new pronouncements have not and, other than as noted above, are not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

Net Loss Per Common Share

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during each period. The basic net loss is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the year ended December 31, 2004:

                                         Income          Shares        Per-Share
                                       (Numerator)    (Denominator)      Amount
Basic Net Loss per Share:

Income (loss) available to
    common stockholders               $(13,166,869)   748,388,269  $     (.02)
                                      ============    ===========  ==========

Effect of Dilutive Convertible
  Preferred Stock and Options                   --      2,251,631
                                      ------------    -----------
Diluted Net Income (loss) per Share:

Income (loss) available to common
  stockholders plus, assumed
  Conversions and exercises$          (13, 166,869)   750,639,900  $     (.02)
                                      ============    ===========  ==========

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

Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements with employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. As such, compensation expense under fixed term option plans is recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeds the exercise price. In accordance with SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), since the Company has continued to apply the principles of APB 25 to employee stock compensation, pro forma loss and pro forma loss per share information has been presented as if the options had been valued at their fair values. The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined. Stock compensation expense is recognized as the stock option is earned, which is generally over the vesting period of the underlying option.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation". This statement amends SFAS 123. SFAS 148 provides alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." ("FIN 44") The Company adopted FIN 44, effective July 1, 2000, with respect to certain provisions applicable to new awards, option repricings, and changes in grantee status. FIN 44 addresses practice issues related to the application of APB 25. The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and SFAS 148 and EITF No. 96-18, "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". The measurement date used is the earlier of either the performance commitment date or the date at which the equity instrument holder's performance is complete.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans, consistent with the measurement provisions of SFAS 123 and SFAS 148, the Company's net loss and basic loss per share would have been adjusted as follows:

                                                  2004            2003
                                                  ----            ----
      Net loss for the year - as reported   $ (13,166,869)   $ (6,202,526)
      Add:   Total stock-based                  5,828,833    $    310,000
      compensation expense included in
      net loss, as reported determined
      under APB 25, net of related tax
      effects
      Deduct:   Total stock-based              (5,323,319)   $   (210,800)
      compensation expense determined
      under fair value based method for
      all awards, net of related tax
      effects
                                            -------------    ------------
      Net loss for the year - pro forma     $ (12,661,355)   $ (6,103,326)
                                            =============    ============
      Basic net loss per share - as
      reported                              $       (0.02)   $      (0.01)
      Basic net loss per share - pro forma  $       (0.02)   $      (0.01)
      Weighted average fair value of
         options granted during the year    $        0.04    $       0.01

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                     2004            2003
                                                     ----            ----
      Expected dividend yield                          --              --
      Expected stock price volatility                300%            150%
      Risk-free interest rate                        2.0%            2.0%
      Expected life of options                    2 years         3 years
      Block discount applied                           --              --

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Effective for the years on or after December 15, 2005, the Company will recognize all share-based payments to employees, including grants of employee stock options, in the statement of operations based on their fair values.

NOTE 2. ACCOUNTS RECEIVABLE AND SALES - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

Eight customers accounted for 98% of the Company's sales for 2004 and two customers accounted for 97% of the Company's sales for 2003, including 7% attributable to the Brazil network, 41% to the Mexico (including 17% related to our Mexico network and 24% unrelated to our network), and 11% to the Philippine network. Four of the customers for the international networks account for 92% of accounts receivable as of December 31, 2004.

Sales attributable to foreign operations for the year ended December 31, 2004, were $28,783,098 or 99% of total sales and $11,256,907 or 99% of total sales for the year ended December 31, 2003. The amounts include $2,147,119 or 7% for 2004 and $2,923,981 or 26% for 2003 from Brazil and $11,892,643 or 41% for 2004 and
$8,052,143 or 71% from Mexico. Revenue is attributable to these countries, since calls either originate or terminate in these countries. All transactions were accounted for in U.S. currency, and no gain or loss was recorded on fluctuations in foreign currency.

In connection with the Brazil network, $1,903,264 and $1,955,818 during years ended December 31, 2004 and 2003, respectively, was paid by our Brazilian network customer directly to a local provider of network termination services, and, accordingly, the accounts receivable due from the customer was reduced by the same amounts.

In connection with the Mexico network, $4,485,030 and $5,609,939 during the years ended December 31, 2004 and 2003, respectively, was paid by our Mexico network customer directly to a local provider of network termination services, and, accordingly, the accounts receivable due from the customer was reduced by the same amounts.

During the year ended December 31, 2004, the Company increased its allowance for doubtful accounts by $1,126,944, predominantly for the receivables from the Mexico and Brazil networks, representing a percentage of amounts receivable, which have not been received as of the date of this report.

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

In connection with agreements between Charterhouse and the Company, Charterhouse paid for the two networks sold to date by the transfer of shares in IPW to the Company. In that connection, Charterhouse maintained 70 million IPW shares in escrow for the Company, and, accordingly, the Company was deemed the beneficial owner of the shares.

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

As of September 30, 2003, IP World Ltd. was in liquidation and was no longer listed in the Australian Exchange. The Company is no longer transacting with IPW to move out of liquidation and be relisted in the Australian Exchange. Therefore, the Company charged off $4,301,500 in stock receivable as well as the $1,600,000 in stock it had in its name during the three months ended September 30, 2003. As of December 31, 2004, the Company believes that the likelihood of recovering any such amounts is remote.

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

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                            2004                 2003
                                            ----                 ----
Telecommunications equipment           $   549,779          $   706,892
Office furniture and equipment             165,979              154,169
                                       -----------          -----------
                                           715,758              861,061
Accumulated depreciation                  (270,002)            (424,686)
                                       -----------          -----------
Property and equipment,
  net book value                       $   445,756          $   436,375
                                       ===========          ===========

Total depreciation expense for the years ended December 31, 2004 and 2003, amounted to $170,021 and $227,200, respectively. Included in cost of sales is $116,435 in 2004 and $182,774 in 2003.

NOTE 5 - INVESTMENT IN UNCONSOLIDATED FOREIGN SUBSIDIARY

In September 2003, the Company entered into an agreement with Advantage Telecommunications Ltd. (ATC), n/k/a Consolidated Global Investments, Ltd. (CGI) an Australian telecommunications corporation where, for a strategic investment of $1.2 million, the Company would own up to 50% of the stock of ATC, and would have control of the board of directors of ATC. ATC had operations in England and Hong Kong and had points of presence in over 15 countries. The agreement was subsequently modified to where our investment of $1.2 million would be for purchase of the ATC's telecommunication equipment and network operations in Hong Kong and England. Subsequently, ATC deconsolidated its subsidiaries and suspended operations.

As of December 31, 2003, the Company had remitted $302,300 to ATC and ATC's assignee. The Company remitted an additional $25,000 in February and $25,000 in March 2004 for a total of $352,300 and as of December 31, 2004 as partial payment towards the completion of the transaction.

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

The investment was structured by the parties and recorded by ATC as a secured convertible note payable to the Company, bearing interest at a rate of 12%, convertible, at the option of the Company, at a conversion rate of AUD$ 0.005 per share. However, as agreed by the parties, neither the Company nor ATC received or paid, respectively, nor accrued such interest.

In May 2004, Advantage Telecommunications Ltd. changed its name to Consolidated Global Investments, Ltd. (CGI) and all reports and filings are now under the name of Consolidated Global Investments, Ltd.

On June 30, 2004, the Company exercised its option to convert the note and was issued 467,327,745 shares of CGI stock. In addition, the Company took an assignment from CGI of a note payable to a CGI bank creditor in the amount of approximately AUD$ 750,000 (US $518,000) for a purchase price of 3,500,000 restricted shares of the Company's stock, in full payment of the balance due. Pursuant to an agreement between the Company and CGI, the Company converted the balance to CGI shares, at a conversion rate of AUD$.005 and on June 30, 2004, the Company was issued 147,968,635 shares of CGI stock.

As a result of the conversions, the Company held a total of 615,296,380 shares representing an ownership interest in CGI of 73.15%. In addition, as a result of and pursuant to the terms of conversion, the Company received options to acquire an additional 467,327,809 shares by June 30, 2007, at AUD$ 0.005 per share.

Notwithstanding the Company's 73.15% ownership interest and control of CGI's Board of Directors, the Company has not consolidated CGI into its accounts, whereas CGI is a foreign subsidiary of the Company, with no current operations. Furthermore, the primary asset of CGI as of December 31, 2004, consists of the
16.5 million shares of the Company's stock. Such consolidation is not required by generally accepted accounting principles in the United States.

The Company's stock issuances described above were recorded at par value, and the carrying value of the Company's investment in the unconsolidated foreign subsidiary is $352,000, representing the sum of cash advanced by the Company to CGI through December 31, 2004.

As of December 31, 2004, CGI's shares were not trading on the Australian Stock Exchange, or any other exchange. However, CGI expects the shares to be relisted in the near-term. The Company intends to make CGI into an operating company, with operations in Telecommunications and Sanswire projects, expanding the Company's presence in the Asian market, and resulting in the marketability of CGI's stock and potential income from the subsidiary. Upon the occurrence of such events, the Company may adjust the carrying value of and/or consolidate the subsidiary in accordance with generally accepted accounting principles used in the United States.

In addition, the Company has agreed with the Liquidator of CGI's former UK subsidiary to acquire telecommunication equipment owned by that former subsidiary valued by the Company at $128,210.

NOTE 6 - ASSET ACQUISITION - SANSWIRE

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

Asset Purchase Agreement - Stratodyne, Inc.

The Company entered into a purchase agreement, effective August 23, 2004, with Sanswire, Stratodyne, Inc. and its principal shareholder, Vern Koenig, for certain assets of Stratodyne and under substantially the same terms, conditions and consideration as the original Sanswire purchase agreement. The "Stratodyne" agreement supplements the original "Sanswire" agreement. Stratodyne was the primary contractor for Sanswire.

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

As consideration for the purchase, the Company issued 28 million shares of its common stock to Sanswire. In November 2004 all the final documents were delivered and the relationship was consummated. In September 2004, pursuant to the Stratodyne agreement, 2 million shares of the Company's common stock were issued directly to Stratodyne's principal shareholder. These shares are included in the 28 million shares originally issued to Sanswire, and, accordingly, the Sanswire shareholders will retain only 26 million shares issued and return 2 million of the previously issued shares to the Company. On February 5, 2005 GlobeTel filed a registration statement to register shares associated with these agreements.

Contingent Consideration

In accordance with the Sanswire agreement, an additional 200 million shares were to be issued pursuant to the terms and conditions of the "successful commercial launch" of a commercial communications platform aboard an airship developed by Sanswire and Stratodyne by the December 31, 2005 closing date. The Stratodyne agreement provides that 50 million of the 200 million additional shares will be issued to Stratodyne or its assignee(s) and the remaining 150 million shares to Sanswire Technologies, Inc.

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

The intangible assets include technology-based, marketing-related, and contract-related assets. The Company determined that the intangible assets have an indefinite life, and, accordingly, are not subject to amortization. Instead, the Company tests the asset for impairment at each reporting period, and upon the occurrence of any significant event that may affect the carrying value of the assets. The Company tested the assets for impairment and determined that no impairment existed and no adjustment to the carrying value was required as of December 31, 2004, and through the date of this filing. Sanswire-FL's research, development, testing of, and cooperation with governmental and commercial entities regarding, the Stratellite technology is continuing, and no event occurred or circumstances known to management exist to indicate impairment.

The results of operations Sanswire-FL for the year ended December 31, 2004, which are consolidated in the Company's results of operations, included expenses of $746,826 with no sales or costs of sales.

Stratellite Build-Out Memorandum of Agreement (MOA) and Advances to Sanswire

An MOA between the Company and Mr. Koenig dated August 23, 2004, stated the following: Mr. Koenig agreed to resume and expedite the build-out of the prototype of the Stratellite; the Stratellite is a proprietary technology acquired by the Company as part of the asset purchase agreement with Sanswire; when completed, the prototype will be used for demonstration and testing for commercial use; the original expected completion of the build-out agreement was January 15, 2005; the Company agreed to provide funding to complete the build-out process of the Stratellite prototype; and the Company provided a total of $200,000.

The Company has provided amounts to or on behalf of Sanswire-FL in excess of the above amounts, including approximately $600,000 through December 31, 2004, and at total of approximately $1,000,000 through the date of this report.

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

During the three months ended September 30, 2004, the Company decided to restructure the operations of Sanswire, LLC and eliminate redundant positions. As a result, Mr. Molen has accepted the appointment as Chairman of Sanswire, LLC and a member of GlobeTel's Board of Directors and stepped down as CEO of Sanswire, LLC. The Company closed the Sanswire, Inc. offices in Atlanta and Mr. Sistrunk and Ms. Molen have separated from the Company.

In connection with the Stratodyne agreement, the Company entered into a three-year key employment agreement with Vernon Koenig, Stratodyne's principal shareholder, to perform services including, but not limited to, telecommunications services and other services that Mr. Koenig serves as Sanswire-FL's Chief Design Engineer, and is responsible for development of the Stratellite. Mr. Koenig will receive a salary of no less than $75,000 per year, plus grants of stock options based on performance evaluations given annually by the Company.

Independent Contractor Agreement

In September 2004, the Company entered into an agreement with Hotzone Wireless, LLC, a service provider for consulting/engineering services related to the Sanswire Stratellite project. The non-exclusive service provider will provide engineering / consulting services, transmission equipment, and installation and testing of equipment.

The term of the agreement is for six (6) months and shall automatically renew for additional one (1) year terms after the initial term unless terminated by either party. As initial compensation, Company will pay the service provider $10,000 per month.

NOTE 7 - CENTERLINE COMMUNICATIONS, LLC.

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

The agreement provided for minimum selling requirements of $50 million per year for the LLC. This revenue must be profitable. If the LLC brought in $50 million at the end of the first year of operation, CSI will receive $1 million of the company's publicly traded stock. If CSI repeats the $50 million in profitable revenue in year two, CSI would receive another $1 million of the company's publicly traded stock. The initial term of the agreement was for two years and automatically renewable for another two years.

The parties subsequently modified the agreement to provide for minimum selling requirements of $25 million for the LLC. This revenue must be profitable. Upon the LLC achieving in $25 million in profitable revenues, CSI will receive 5 million shares of the company's publicly traded stock.

Due To / From CSI

The required revenues were achieved in January 2005 and CSI became entitled to the 5 million shares. As of December 31, 2004, the Company recorded $404,707 due to CSI, computed by applying a ratio, based on the revenues achieved through December 2004 (approximately $18.4 million) compared to the required $25 million, to the number of shares to be issued recorded at a price $ .11 per share, the closing market value of the Company's stock as of December 31, 2004.

CSI owed the Company a total of $401,723 as of December 31, 2004, consisting of the amounts due for accounts receivable collected by CSI on behalf of the LLC and for accounts receivable, pre-paid expenses and accounts payable assumed by CSI, and payments made by the Company on behalf of CSI, net of any payments made by CSI on behalf of the Company.

The Company offset the $404,707 due to CSI against the $401,723 due from CSI, to result in a net amount due to CSI of $3,024 as of December 31, 2004, which is included in accounts payable.

In February 2005 the Company issued approximately 1.32 million shares to CSI, which the Company sold on CSI's behalf, resulting in net proceeds of approximately $517,000, of which $100,000 was paid to CSI and the remaining $417,000 is currently held by the Company to collateralize the amounts due to the Company from CSI.

The Company and CSI mutually decided to conclude their joint business operations as of February 6, 2005. Upon completion of the parties reconciling and agreeing upon the final amount due from CSI , whereas it is anticipated that the $417,000 currently being held by the Company will not exceed the final amount due from CSI to the Company, the $417,000 will be applied against the amount due from CSI. The remaining amount due to CSI will be paid by the Company and the remaining approximately 3.5 million shares due to CSI will be issued.

"Partner Incentive and Financing Agreements"

The Company uses the term "partner" in a sense different than the strict legal definition. Herein, the term "partner" is equivalent to "business associate." The Company, Centerline and its subsidiaries entered in "Partner Incentive and Financing Agreements" with various parties ("Partners") in the business of providing the transmission of wholesale voice and/or data communications services to domestic and international destinations utilizing a proprietary call processing platform, technologies, software and other equipment ("Calling Services") to produce profitable revenues utilizing the Calling Services of the partners for an initial term of two (2) years.

The "Partners" shall be compensated on a semi-annual basis with a grant of equity and cash commissions. These grant and commissions will be paid out by Centerline, utilizing cash generated by the operations and stock given by the Company as part of the original agreement between CSI and the Company.

Six (6) months after the date of the agreement, "Partner" will be granted an option to purchase shares of publicly traded common stock of the Company ("Shares"). The grant shall be calculated pursuant to the terms of the "Partner's" stock option agreement, which is based on a predetermined stock strike price for the first six months of operation, and the formula used for the remaining three periods shall be 75% of the stock price at the grant date. Vested shares would be exercisable by "Partner" every six (6) months during the term of the agreement and for a period of thirty (30) days following the termination of this agreement.

The amount of the stock grant is calculated as follows:

For each $1,000,000 of revenue generated in a 12-month period, "Partner" shall be entitled to an option for a grant of 25,000 shares of common stock of GTEL. For each additional $1,000,000 revenues generated after the first $5,000,000, "Partner" shall be entitled to an option for a grant of 50,000 shares of common stock of GTEL. In the event that revenues exceed $10,000,000 in the 12-month period, "Partner" shall receive additional options for a grant of 20,000 shares of common stock of GTEL for each additional $1,000,000 of revenue generated in excess of $10,000,000.

The agreement provides for cash incentive bonuses based on revenues generated pursuant to the parties' agreements. This grant is in addition to the stock option grant described above. So long as the "Partner" continues to produce profitable Calling Services revenues during the term of the agreement, and the "Partner" is not in breach of the parties' agreements, the cash bonus earned shall be paid as follows:

For each $1,000,000 of revenue generated in a 12-month period, "Partner" shall be entitled to receive a cash bonus of $15,000. For each additional $1,000,000 revenues generated above the first $5,000,000 revenue, the "Partner" shall be entitled to receive a cash bonus of $35,000. In the event that revenues exceed $10,000,000 in the 12-month period, "Partner" shall receive an additional cash bonus of $20,000 for each additional $1,000,000 of revenue generated above $10,000,000.

As further inducement for the "Partners" to generate profitable revenues utilizing their Calling Services, the Company, through Centerline and its subsidiaries, shall provide accounts receivable financing for customers and advance payments for vendors while "Partner" retains 100% of its profit margin. The "Partner" shall provide credit terms to qualified customers of the "Partner" and the determination of qualified customers shall remain within the sole discretion of Centerline. Centerline or its subsidiaries shall provide necessary prepayments to its vendors where required. Prepayment shall preferably take the form of a letter of credit, or through an established escrow account and/or cash prepayment. The determination of the nature and amount of vendor prepayment shall remain within the sole discretion of Centerline. The "Partner" agrees to repay Centerline for all funds advanced by it for the benefit of "Partner's" Calling Services customers and/or vendors within the agreed terms.

Centerline shall acquire equipment necessary to facilitate Calling Services from "Partner's" customer or to "Partner's" vendors. Equipment purchase shall be subject to approval of Centerline's management. Centerline will continue to expand the network to grow its family of vendors during the term of the agreement and make all Centerline vendors' excess capacity available to "Partner." "Partner" will be granted the use of Centerline's TDM and/or VoIP switching facilities. Network use is included in the .00025 per minute fee. "Partners" agree to sell network directly to Centerline at their best wholesale price where vendors are not financed/secured by "Partner" pursuant to the agreement. In addition, Centerline will retain the right to purchase excess termination provided by "Partners" at "Partner's" cost and Centerline will share with "Partner" margin generated by Centerline sales utilizing "Partner's" vendors on a 50/50 basis.

Profit margin on all traffic terminated through "Partner's" network from "Partner's" customers, less an operating fee of .00025 per minute, shall be paid to "Partner" on a monthly basis following receipt of payment from "Partner's" customers. In the event "Partner" customer purchases network from Centerline, the parties agree that Centerline will share with "Partner" the margin, on a 50/50 basis.

The wholly-owned subsidiaries of Centerline that are subject to the "Partner" Incentive and Financing Agreements as of the date of this filing are EQ8, LLC, G Link Solutions, LLC, Volta Communications, LLC, and Lonestar Communications, LLC. During 2004, only Volta Communications, LLC and Lonestar Communications, LLC had operations, which are consolidated in the operations of Centerline above. In conjunction with each "Partner Incentive and Financing Agreement, Management Agreements" were executed, wherein the "Partners" will provide general management for the respective subsidiaries of Centerline in connection with the development, marketing and implementation of the business operations of Centerline's respective subsidiaries.

The parties agreed any equity compensation "Partners'" are entitled to, if any, shall be paid from the Company's shares issueable to CSI as described above, and, furthermore, the cash bonuses, if any, shall also be the obligation of CSI. However, whereas the anticipated profit margin was not achieved, and the management fees not paid, the Company believes that no additional compensation is payable to the "Partners" by CSI or the Company. Furthermore the revenue generated by the partners was not profitable, as required by the agreements. Accordingly, no additional amounts were recorded as owing to the "Partners" by the Company as of December 31, 2004.

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

NOTE 9 - LOANS AND ACCOUNTS PAYABLE TO RELATED PARTY - CHARTERHOUSE

In January 2003, the Company received a $50,000 loan from Charterhouse. This loan payable, as well a previous loan of $311,960 was unsecured, non-interest bearing and have no formal repayment terms. In addition, the Company had an outstanding account payable to Charterhouse for $135,000 in connection with consulting services provided in 2002. During 2004, all of the amounts owing to Charterhouse were paid in full with the issuance of $500,000 of Series B preferred stock. The $3,040 difference between the total amounts payable and amount representing the preferred stock issued was expensed in 2004.

NOTE 10. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:


                                           2004                 2003
                                           ----                 ----
Professional fees                      $    90,000          $    35,000
Interest                                        --               22,423
Other                                        3,436                   --
                                       -----------          -----------
                                       $    93,436          $    57,423
                                       ===========          ===========

NOTE 11. CAPITAL LEASE OBLIGATIONS

Capital lease obligations as of December 31, 2003, consisted of an amount payable for telecommunications equipment, which was abandoned prior to 2003, and the liability was subsequently written off in 2004. See Note 18 below regarding disposition of this obligation.

In March 2004, the Company entered into a lease agreement for office equipment, under which the Company must pay $279 per month, plus sales tax, for a period of 39 months. The Company expects to have use of the equipment for the substantial portion of its useful life and the lease provides for a bargain purchase option, wherein the Company may acquire ownership of the asset at the end of the lease for 10% of its fair market value. Accordingly, the lease transaction was recorded as a capital lease obligation and ascribed an initial value to the asset and principal amount due on the lease of $9,554, based on the present value of the monthly payments with an imputed interest rate of 8%. This was the only capital lease obligation as of December 31, 2004.

                                            2004               2003
                                            ----               ----
Total capital lease obligations,
  as described above                   $     7,564          $   53,311

Current obligations under
  capital leases                           ( 2,846)            (53,311)
                                       -----------          ----------
Long-term obligations under
 capital leases                        $    4,718          $        --
                                       ===========         ===========

Future minimum lease payments under capital leases for years subsequent to December 31, 2004 are as follows:

2005                                                  $     3,348
2006                                                        3,348
2007                                                        1,674
Amount representing interest                               (3,652)
                                                      -----------
Present value of future minimum lease payments        $     4,718
                                                      ===========

Interest expense recorded on all capital lease obligations of the Company amounted to $2,561 and $15,924 for the years ended December 31, 2004 and 2003, respectively.

NOTE 12 - OPERATING EQUIPMENT LEASE OBLIGATIONS

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

NOTE 13. ACCRUED OFFICERS' SALARIES AND BONUSES

Effective January 1, 2002, GlobeTel entered into three-year employment agreements with its key management. For the year 2002, the agreements provide for annual compensation of $150,000 for its Chief Executive Officer (CEO), $125,000 each for its Chief Financial Officer (CFO) and Chief Operating Officer
(COO) and $75,000 each for its Chief Administrative Officer (CAO) and VP of Network Operations. Further, there remained an employment contract with its President, as described below, which calls for annual salaries of $100,000 per annum. In addition to the base compensation, the employment agreements provide for payment of bonuses that at a minimum equal the executives' base compensation. As of December 31, 2002, the executives all agreed not to receive bonuses to which they were entitled pursuant to the employment agreement.

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

From October 1, 1996, through December 31, 2003, the Company had an employment agreement with its President wherein the Company agreed to pay compensation of $100,000 annually. In September 2003, the Company's president resigned effective December 31, 2003, but remained as a member of the board of directors of the Company throughout 2004.

In September 2003, the officers agreed to forego their accrued salaries in exchange for stock options at $.015 per share or 50% of the market price as of the exercise date. The officers subsequently exercised their stock options in January 2004.

As of December 31, 2003, the Company recorded accrued officers' salaries totaling $245,000. The officers again agreed to forego their accrued salaries in exchange for stock options at $.015 per share or 50% of the market price as of the exercise date. The officers subsequently exercised their stock options in January 2004.

As of December 31, 2004, the Company recorded accrued officers' salaries totaling $198,333, which were subsequently paid in January 2005.

NOTE 14. NOTES AND LOANS PAYABLE

Loan Payable to Related Party - Charterhouse

In October 2002, the holders of two promissory notes agreed that in lieu of payment of principal and interest under the loans, each to accept six (6) million shares of common stock of GlobeTel as payment, which were paid to the note holders directly by the Company's primary customer during 2002, who was also a consultant (Charterhouse). Accordingly, the Company recorded the $300,000, plus interest of $11,960, as a loan payable to Charterhouse. In January 2003 Charterhouse loaned an additional $50,000, for total loans payable of $361,960. As of December 31, 2004, these amounts, as well as $135,000 payable for consultancy services rendered in 2002, were settled for Series B preferred stock. See Note 9 above and Note 23 below.

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

Both notes dated November 25, 2002 were from the same investor, and in July 2003, the holder exercised the right to convert the debt into shares of the Company's common stock in accordance with the terms of the note. The conversion rate was determined to be $.022 and accordingly, the holder retained 11,111,112 shares and returned 18,888,888 to the Company.

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

In May 2003, the holder and the Company agreed that the balance of $210,528 be converted into shares of the Company's common stock and as a result the collateralized shares were then issued to the holder. In addition, it was agreed upon that the holder's 15 million shares are non-dilutable for 18 months from April 1, 2003. Further, the holder of the note is comprised of three (3) owners, one of whom is Timothy M. Huff who owns 40% of the entity. Timothy Huff is the CEO of the Company.

Unsecured Loans and Notes Payable

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

In February 2003, the Company executed a $40,000 promissory note payable to another party, due on demand with interest payable at 2.5% per annum.

In June 2003, the Company executed a $200,000 promissory note payable to Commercebank, N.A., due in June 2004, with interest payable at a rate of one percent over the prime rate, currently 4%. In August 2004, the Company repaid its $200,000 loan with Commercebank, N.A. in full.

Letter of Credit and Bank Loan Payable

As of December 31, 2002, the Company had a $500,000 letter of credit with Commercebank, N.A., guaranteed by Florida Export Finance Corporation (FEFC). a $200,000 letter of credit was issued to the Mexican telecom provider that provides local connectivity. In March 2003, the Company issued another $100,000 to the same Mexican telecom provider. The remaining $200,000 was used by the Company as collateral for its $200,000 loan with Commercebank, N.A., the funds of which were used to purchase the telecom equipment used in the Brazil operations.

The letters of credit issued to the Mexican telecom provider have been cancelled by the provider and have been returned. The Company is in the process of negotiating with their bank to renew the letters of credit for use in future transactions

The Company presently does not have any existing letters of credit but has the option of reopening the letter of credit with Commercebank, N.A. should the needs for it arise.

NOTE 15. RELATED PARTY TRANSACTIONS

Related party payables

As of December 31, 2004 and 2003, related party payables were $117,500 and $57,500, respectively. The balances represent short-term, non-interest bearing loans by officers of the Company, due on demand.

Notes Payable - Stockholder

As of December 31, 2002, the Company was obligated under a convertible promissory note payable to a stockholder and former director for $55,000, principally representing advances to the Company. In fiscal 2003, the Company issued 4 million shares in complete settlement of the balance due.

NOTE 16 - AGREEMENTS

Consulting, Investment Advisory and Investment Banking Agreements

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

In January 2003, Fordham Financial Management, Inc. (Fordham Financial), an investment banking firm, based in New York City, assumed all functions and responsibilities of Charles Morgan Securities to provide consulting services. Under the agreement, the Company was obliged to pay a monthly fee of $10,000. In June 2003, the firm and the Company agreed to suspend the monthly fee until both parties agree it should resume. The Company paid total fees of $40,000 during the six months ended June 30, 2003. Pursuant to agreement, the Company issued
4.9 million restricted shares of the Company's common stock as payment for services rendered. The Company charged $51,250 to expense during the three months ended September 30, 2003, based on an amount equal to one-half of the average bid and asked price of the Company's shares on the date of issuance. No further payments were made in the fourth quarter of 2003 as it relates to this investment banking agreement.

In October 2003, the Company entered into an agreement with Fordham Financial to raise $2,500,000 resulting in issuance of circular offering dated October 17, 2003 (Preferred Stock, Series A). Fordham Financial agreed to receive 10% commission for the raising of the investments. In addition to the commissions totaling $250,000, Fordham Financial also received 57,500 Preferred Stock, Series A as additional compensation. Fordham Financial had subscriptions of $1,092,140 as of December 31, 2003 and had raised the full $2,500,000 as of January 31, 2004.

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

No operations or activities were conducted during 2004 and through the date of this report.

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

Several other agreements, letters of intent, and memorandums of understanding regarding stored value cards and other telecommunications programs, as well as the for the Sanswire project, were entered into during 2004 and through the date of this report, none of which required the recording of any assets, liabilities, revenues or expenses.

NOTE 17. COMMITMENTS AND CONTINGENCIES

Mexico Associate and Customer Litigation

GlobeTel is in the process of taking legal actions against its associate and customer in Mexico, GTCC Qualnet Mexico, for non-payment of amounts owed and non-payment to carrier (supplier / vendor) in Mexico. The customer, however, has been cooperating and continues to work with the Company. The customer has Mexican tax refunds receivable and the Company has filed a motion to be the first assigned payee to receive the tax refunds which the customer expects to receive in 2005. The customer also has telecommunications equipment and existing working networks and customers, which the Company is taking over its operations. The Company and its associate / customer, through the court system, are working towards continuing the operations together reaping the full benefits of the working network until the balance due has been paid in full.

As a result of the non-payment and because the outcome of the motion cannot be determined, the Company wrote off $938,792 of accounts receivables as bad debts.

Former Consultants Litigation

The Company is presently in a dispute with two former consultants who resigned as consultants to the Company prior to December 31, 1998. The remaining balance of a loan payable of $15,000 originally advanced by the consultants was written-off based on the belief that such loans had been satisfied based in part on the consideration given in the consulting agreement. The Company has taken the position that it owes no further compensation to the consultants, and further that the loans from these two individuals have been satisfied, as a result of the consideration given to the consultants, the consultants' resignation and their failure to provide services required under the consulting agreement. The agreement provided for the arbitration in the event of any dispute. As of the date of this report, the Company cannot predict the outcome of any legal proceeding or arbitration, or whether, as a result of any such proceeding or arbitration, the Company will be required to issue additional common stock as consideration or repay any loans. The $15,000 awarded was accrued by the Company but unpaid as of December 31, 2004 and as of the date of this report.

Patent Infringement Litigation

In September 2004 a case was filed against the Company for patent infringement, alleging the stored value card and service we are planning to offer infringes one or more of U.S. Patents allegedly owned by an unrelated party (Plaintiff). The lawsuit was dismissed in January 2005. In February 2005, the Company filed suit against the Plaintiff and related parties, seeking a declaratory judgment from the court that the referenced patents are invalid, not enforceable and will not be infringed by the Company's stored value card offering. The Company is also seeking recovery of damages for breach of confidential disclosure and trust; intentional interference with business advantage; and for unfair competition under Sec. 501.204 of the Florida Statutes. The Company is currently engaged in settlement discussions with the opposing parties and has not yet formally served any of the parties. At this stage of the proceeding, the Company does not believe an unfavorable outcome to this action is likely.

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

The Company recognized revenues of $2,147,119 and $2,923,981 for December 31, 2004 and 2003, respectively. The cost of sales, substantially all of which was paid directly to third-party suppliers, was $1,996,635 in 2004 and of $1,993,737 in 2003.

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

Since Qualnet already had points of presence in several cities in Mexico had an established customer base, installation of the equipment and ramping up of the traffic required substantially less time than if the network was to be built from the ground up. As a result, the venture was able to operate within several weeks and was able to fill the network near capacity.

The network continued to operate at capacity throughout the year and it was subsequently determined that each party would be better served by continuing to do business with Qualnet as a service provider. Both parties agreed not to proceed with the joint venture, and accordingly, the LLC was never formed and the parties signed an agreement not to pursue the joint venture agreement as contemplate in the memorandum of agreement dated June 26 2002.

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

The Company recognized revenues of $4,774,657 for the year ended December 31, 2004 and $8,052,143 for 2003. The cost of sales substantially all of which was paid directly to third-party suppliers were $4,556,912 in 2004 and $6,159,401 in 2003.

The network is currently still operating at or near capacity and the relationship continues as that of a service provider. However, as described above, the Company is in the process of taking over the operations of the network and if successful, will control all income and expenses of the operations.

Joint Venture Agreement - TrueSpeed Wireless

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

The venture had not been able to secure contracts in targeted countries and as of December 2003, both companies agreed to dissolve the joint venture. No revenues or expenses were ever generated from the joint venture, nor were there any asset, liability, or equity transactions requiring recording in the financial statements during the existence of the joint venture.

Joint Venture Agreement - Englewood Corporation

On May 3, 2004, the Company entered into a Joint Venture Agreement and Stock Option Plan with Englewood Corporation and respectively with Joseph Seroussi an individual (Agreement). This Agreement replaces in its entirety a Memorandum of Understanding signed among the parties on October 21, 2002. Under the Agreement Englewood gives to the Company all of its current and new products and services in the telephony, financial and non financial services fields all market contacts and relationships and existing and future telecommunications, non financial and financial contracts and to develop the processing capabilities for transactions on networks in conjunction with ATM, debit and credit cards including but not limited to the financial networks of MasterCard, MasterCard International, VISA and private banking ATM networks along with the ability to market such products and services through strategic partners in various countries around the world. Subject to the terms and conditions of the Agreement the Company will earn 100% of all revenues and profits. During the three-year term of this Agreement Englewood at its sole discretion may elect to have a third party independent appraiser, mutually agreed to by both parties, determine the fair market value of the Joint Venture. The Englewood portion of the value of the Joint Venture will be equal to 20% of the fair market value of the Joint Venture.

At Englewood's sole discretion Englewood may elect in whole or in part to exchange in whole or a portion of its interest in the Joint Venture for cashless options granted by the Company. The options granted by the company shall be at ..02 cents per share of the Company's common stock, as established on the date that the original Memorandum of Understanding was signed in October of 2002. Once exercised, the options shall be distributed to Englewood over a three-year period in 12 equal parts. Englewood will have piggy back registration rights for a period of two years following the grant of each block of options.

Additionally, at the time of the Agreement, Seroussi will continue to serve as a consultant to the Company for a minimum period of three years. Subsequently Seroussi and the Company have entered in an Agreement whereby Seroussi has given up his consulting contract and on October 1, 2004, joined the Company as its Chief Technical Officer. All of the terms and conditions of the Agreement with Englewood remain the same.

Through the date of this report their were no transactions requiring recording in the financial statements related to this joint venture, other than 3 million restricted shares of the Company's common stock issued for consulting services, valued at $135,000, based on one-half of the closing price of the stock on date of issuance. See Note 21.

Use of Proceeds from Preferred Stock Subscriptions Receivable

During 2005, the Company anticipates receiving Series B Preferred Stock subscriptions of $11.75 million, of which approximately $10 million is committed to capital expenditures for equipment for our stored value program.

Leases and Rents

The Company leases office facilities at 9050 Pines Blvd., Suite 110, Pembroke Pines, Florida 33024, as of April 1, 2004. This lease will expire in June 2009, and has an initial monthly rent of $5,462 with increases of 4% per year.

In November 2004, the Company leased additional adjacent space at the Pembroke Pines, Florida location under the same terms and period as the existing lease, bring the total monthly rent to $9,186.

GlobeTel formerly leased facilities at 444 Brickell Avenue, Suite 522, Miami, Florida 33131. The Company was under a five-year lease expiring April 2005, with a monthly rent of $3,463. In January of 2005 the Company satisfied its lease obligation related to this office.

In January 2005, GlobeTel signed a lease agreement with the San Bernardino International Airport Authority for hangar space at the airport in San Bernardino, California for the purpose of assembling and storing the Stratellite prototype. The term of the agreement is from January 15, 2005 through March 31, 2005, at a monthly lease rate of $9,767. Three months prepaid rent totaling $29,302 was paid in December 2004. The agreement provides that with the consent of the lessor we may remain on a month-to-month basis, and we do intend to remain in the space for the near term.

Sanswire Technologies, Inc., the company from which we purchased our Sanswire, LLC intangible assets, had an office space lease in Dekalb County, Georgia. The lease term was from April 1, 2004 through March 31, 2005, with monthly rent of $2,628. Although not directly obligated on this lease, the Company paid the monthly rent from May 2004 through March 2005, whereas employees of our subsidiary, Sanswire, LLC, utilized the premises. The employees have since vacated the premises.

Effective November 2001, the Company signed a sub-lease agreement for the Jersey City facility with a customer /consultant of the Company. Pursuant to the sublease agreement, the customer/consultant has maintained the obligation of the monthly rent of $1,600, and at January 31, 2003, the lease expired and the Company has no further obligation to the lessee.

Future minimum rental payments required under the above operating leases subsequent to the year ended December 31, 2004 are as follows:

2005                                                       $   154,472
2006                                                           115,771
2007                                                           120,401
2008                                                           125,217
2009 and thereafter                                             88,617
                                                           -----------
                                                           $   604,478
                                                           ===========

Rent expense for 2004 and 2003 was $126,624 and $48,607, respectively.

NOTE 18 - NET GAINS ON SETTLEMENT OF LIABILITIES AND DISCONTINUED OPERATIONS

During the year ended December 31, 2004 and 2003 the Company recorded net gains on settlement of debts totaling $268,397and $26,274, respectively, as discussed below.

Equipment Vendor

At December 2003, the Company settled with one its vendors to pay a lesser amount for the purchase of equipment that ultimately did not function as purported. Likewise, the Company wrote off other long-term outstanding liabilities for purchase of equipment that also did not function properly. The settlement and write-off resulted in a gain of $26,274 in 2003.

Accounts Payable

The Company had included in accounts payable certain disputed amounts payable to creditors totaling $14,823. The Company does not believe it has obligations to pay the recorded balances, and the vendors have not sought collection from the Company for over one year, and, accordingly, recognized a gain in 2004.

Professional Services Provider and Note Holder

In addition, the Company has recorded accounts payables to a former provider of professional services totaling $333,060 and a note payable of $50,000 to an individual, a principal of the professional services firm. The Company entered into an arrangement with the parties, which states that upon payment of a total of $200,000, all of which was paid prior to December 31, 2004, the remaining balance of the above obligations referred to above will be considered fully satisfied without the necessity of further payments. The balance of $183,060 was written off and a gain recorded in 2004 whereas the amounts due under the settlement are paid in full and all conditions fulfilled.

Capital Lease Obligations

As of December 31, 2003, the Company had a balance due of $53,311 of principal on capital lease obligation and $15,924 in accrued interest. The equipment securing the obligation was abandoned prior to the 2003, after the lessee's refusal to accept return of the equipment in settlement of the obligation. The Company does not believe it has an obligation to repay the recorded balance, and neither the original lessee nor assigns have sought collection from the Company for over one year, and, accordingly the Company has recorded a gain of $69,235 in 2004.

Former Employees of Discontinued Operating Division

In June 2003, the Company ceased operations of its St. Louis, Missouri office. As part of the termination agreement with the employees of the St. Louis office, the employees were authorized to maintain and service the existing clients and keep the property and equipment of that office. The Company agreed to return the customer deposits made by the St. Louis clients. The Company recorded a gain of $55,842 in 2003 in connection with these transactions, based on the excess of the liabilities extinguished over the assets given up by the Company.

Three terminated employees were issued a total of 1.2 million free-trading shares of the Company's stock as severance pay. The Company charged $36,000 to expense in 2003 based on an amount equal to the average bid and asked price of the Company's shares on the date of issuance. The Company had a recorded balance due of $16,279 to terminated employees. However, during the three months ended September 30, 2004, the Company determined, and the former employees agreed, that any and all amounts due to or payable on behalf of the employees had been satisfied and no additional amounts were owed.

Former Consultants

Certain former consultants of the Company were granted a judgment in the sum of $15,000, as described in Note 17 above. All disputed amounts allegedly payable to the consultants were written off and a gain was reported in prior periods. A loss on settlement of liabilities was recorded during 2004, for the $15,000 subsequently determined payable.

NOTE 19 - LOSS ON PROPERTY AND EQUIPMENT DISPOSITIONS

As of September 30, 2004, the Company evaluated its property and equipment, including telecommunications equipment, located both within and outside of the United States, and office furniture and equipment ascribed to our various domestic office locations maintained from 2000 through September 30, 2004. Certain assets were abandoned, based on management's determination that such assets have no economic value, due to such factors as technological obsolescence, non-functioning of assets, lack of salvage in excess of costs to dispose, and non-recoverability of assets located in geographical markets and areas in which we are no longer active. During 2004 we recorded a loss on disposition of property and equipment of $56,804.

Similarly, in 2003, a loss of $42,301 was recorded in connection with abandoned obsolete equipment.

NOTE 20. INCOME TAXES

Deferred income taxes and benefits for 2004 and 2003 are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. The tax effects (computed at 15%) of these temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                            Current
                                                            Period
                                             2003           Changes            2004
                                             ----           -------            ----
Deferred tax assets:
Accrued officers' compensation         $   137,005      $  (107,255)     $    29,750
Allowance for doubtful accounts             56,818          169,042          225,860
Consulting services elected
  as start-up costs under
  IRC Sec. 195 (b)                         851,257         (425,628)         425,629
Reincorporation expenses amortized
  under IRC Sec. 248                        25,975               --           25,975
Accumulated depreciation                  (376,829)         136,806         (240,023)
Net operating loss carryforwards         2,410,423        1,651,429        4,061,852
                                       -----------      -----------      -----------
                                         3,104,649        1,424,394        4,529,043
Valuation allowance                     (3,104,649)      (1,424,394)      (4,529,043)
                                       -----------      -----------      -----------
Net deferred tax asset                 $        --      $        --       $       --
                                       ===========      ===========      ===========

A reconciliation of income benefit provided provided at the federal statutory rate of 15% to income tax benefit is as follows:

                                                2004             2003
                                                ----             ----
Income tax benefit computed at federal
statutory rate                             $  (930,379)     $(1,975,030)
Accrued officers' salaries                      27,505           29,750
Allowance for doubtful accounts               (107,345)         169,042
Depreciation                                    (7,179)          (4,497)
Losses not benefited                         1,017,398        1,780,735
                                           -----------      -----------
                                           $        --      $        --
                                           ===========      ===========

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

At the end of 2004, the Company had net operating loss carryforwards (of its successor due to accounting for the reincorporation as an "F" reorganization under the Internal Revenue Code) of approximately $27,079,011, which expire at various dates through 2021.

NOTE 21. COMMON STOCK TRANSACTIONS

During the year ended December 31, 2003, the Company issued the following shares of Common stock:

Date Issued               Shares        Consideration                Valuation      Relationship
-----------               ------        -------------                ---------      ------------
March 14, 2003           2,200,000      Consulting services         $    22,000     Consultant

March 14, 2003           1,800,000      Investment banking               18,000     Consultant

May 7, 2003              1,100,000      Consulting services              11,550     Consultant

May 7, 2003                900,000      Investment banking                9,450     Consultant

May 22, 2003             2,500,000      Loan Collateral                      --     Note Holder

May 22, 2003             2,500,000      Loan Collateral                      --     Note Holder

May 22, 2003            15,000,000      Conversion of debt              239,206     Investor

May 29, 2003             4,000,000      Satisfaction of debt             55,000     Shareholder/Former director

July 18, 2003              200,000      Severance pay                     6,000     Employee

July 18, 2003              500,000      Severance pay                    15,000     Employee

July 18, 2003              500,000      Severance pay                    15,000     Employee

July 18, 2003              450,000      Legal services                   13,500     Legal counsel/former corporate secretary

July 18, 2003              800,000      Consulting services              24,000     Consultant/employee

July 18, 2003           12,844,000      Conversion of debt              256,880     Investor

August 5, 2003          20,080,321      Sale of stock                   500,000     Investor/consultant

August 5, 2003                  --      Marketing services              100,402     Investor/consultant

August 8, 2003           3,400,000      Consulting services             102,000     Consultant/employee

August 28, 2003        (42,916,666)     Return of shares issued              --     Note Holders
                                          for loan collateral

August 28, 2003                 --      Conversion of debt              125,000     Investor

August 28, 2003                 --      Conversion of debt              250,000     Investor/consultant

August 28, 2003                 --      Conversion of debt              125,000     Investor

August 28, 2003                 --      Conversion of debt              250,000     Investor

September 3, 2003          944,444      Consulting services              11,806     Consultant

September 3, 2003          900,000      Consulting services              11,250     Consultant

September 3, 2003        1,100,000      Consulting services              13,750     Consultant

September 3, 2003        3,847,222      Consulting services              49,090     Consultant

September 29, 2003         656,687      Consulting services               8,211     Consultant

October 9, 2003          4,281,333      Additional shares due                --     Investor
                                          For Conversion of debt

October 9, 2003          3,650,000      Consulting services              73,000     Consultant/employee

October 9, 2003          2,000,000      Officer's salary                 40,000     Chief Financial Officer

December 31, 2003        7,500,000      Officer's salary                112,500     Chief Executive Officer

December 31, 2003        1,166,667      Officer's salary                 17,500     Chief Financial Officer

December 31, 2003       (4,000,000)     Return of shares issued              --     Note Holder
                                          for loan collateral



During the year ended December 31, 2004, the Company issued the following shares of Common stock:

Date Issued               Shares        Consideration                Valuation      Relationship
-----------               ------        -------------                ---------      ------------
January 15, 2004         4,500,000      Exercised Stock Options     $        --     Chief Executive Officer/Director

January 15, 2004         5,166,666      Exercised Stock Options              --     Chief Financial Officer

January 15, 2004         2,000,000      Exercised Stock Options              --     Director/Former President

January 15, 2004         9,000,000      Exercised Stock Options              --     Chief Operating Officer/Director

January 15, 2004         1,000,000      Exercised Stock Options              --     President/Director/Former Consultant

January 15, 2004         2,666,667      Exercised Stock Options              --     Vendor

February 3, 2004         3,202,180      Exercised Stock Options              --     Chief Executive Officer/Director

February 3, 2004         1,243,847      Exercised Stock Options              --     Chief Financial Officer

February 3, 2004         2,003,106      Exercised Stock Options              --     Chief Operating Officer/Director

February 3, 2004         6,410,513      Exercised Stock Options              --     Employee

February 3, 2004         1,458,333      Exercised Stock Options              --     Accountant

February 4, 2004        20,796,483      Exercised Stock Options              --     Director/Former President

February 4, 2004        16,500,000      Investment in Unconsolidated         --     Investee
                                          Foreign Subsidiary

February 5, 2004         3,500,000      Investment in Unconsolidated         --     Creditor of Investee
                                          Foreign Subsidiary

February 17, 2004        9,100,000      Consulting Services             425,000     Director (COB)/Former Consultant

May 11, 2004               108,333      Marketing Services                6,500     Consultant

May 12, 2004            28,000,000      Sanswire Assets Acquisition   2,800,000     Shareholders of Selling Corporation

May 25, 2004             1,352,528      Investment Banking Fees          67,626     Investment Banker

May 25, 2004               676,264      Investment Banking Fees          33,813     Investment Banker

May 25, 2004             1,352,528      Investment Banking Fees          67,626     Investment Banker

July 29, 2004            1,500,000      Compensation                    144,000     Employee

July 29, 2004              500,000      Compensation                     48,000     Employee

July 29, 2004              500,000      Compensation                     48,000     Employee

August 12, 2004          2,000,000      Consulting Services             192,000     President/Former Consultant (as Nominee)

August 12, 2004          2,000,000      Consulting Services             192,000     Chief Technology Officer/Former Consultant
                                                                                      (as Nominee)

August 12, 2004            175,000      Compensation                      7,000     Employee

Sept. 28, 2004           2,000,000      Stratodyne Assets Acquisition        --     Shareholder of Selling Corporation

November 4, 2004         7,800,000      Convert Pfd. Ser. A                  --     Preferred Series-A Shareholder/
                                          (received as broker fee).                 Investment Banker

November 4, 2004         5,200,000      Convert Pfd. Ser. A                  --     Preferred Series-A Shareholders

November 17, 2004       26,000,000      Convert Pfd. Ser. A                  --     Preferred Series-A Shareholder/Investment Banker

November 17, 2004       20,800,000      Convert Pfd. Ser. A                  --     Preferred Series-A Shareholders

November 17, 2004       10,920,000      Convert Pfd. Ser. A             157,500     Preferred Series-A Shareholders

November 18, 2004        1,560,000      Convert Pfd. Ser. A              22,500     Preferred Series-A Shareholders

November 19, 2004        9,360,000      Convert Pfd. Ser. A             135,000     Preferred Series-A Shareholders

November 23, 2004        7,800,000      Convert Pfd. Ser. A             112,500     Preferred Series-A Shareholders

November 24, 2004        1,560,000      Convert Pfd. Ser. A              22,500     Preferred Series-A Shareholders

November 30, 2004        9,360,000      Convert Pfd. Ser. A             135,000     Preferred Series-A Shareholders

December 1, 2004        31,200,000      Convert Pfd. Ser. A             450,000     Preferred Series-A Shareholders

sDecember 3, 2004         1,560,000     Convert Pfd. Ser. A              22,500     Preferred Series-A Shareholders

December 8, 2004         6,240,000      Convert Pfd. Ser. A              90,000     Preferred Series-A Shareholders

December 10, 2004       12,480,000      Convert Pfd. Ser. A             180,000     Preferred Series-A Shareholders

December 28, 2004        6,240,000      Convert Pfd. Ser. A              90,000     Preferred Series-A Shareholders

December 30, 2004        1,560,000      Convert Pfd. Ser. A              22,500     Preferred Series-A Shareholders

December 31, 2004      (28,000,000)     Return of shares             (2,800,000)    Shareholders of Selling Corporations
                                          originally issued for
                                          Sanswire and
                                          Stratodyne Assets

December 31, 2004       26,000,000      Reissuance of shares for      2,600,000     Shareholders of Selling Corporation
                                          Sanswire Assets

December 31, 2004        2,000,000      Reissuance of shares for        200,000     Shareholder of Selling Corporation
                                          Stratodyne Assets

December 31, 2004        3,000,000      Consulting Services             135,000     Consultant

December 31, 2004        3,000,000      Consulting Services             135,000     Consultant

December 31, 2004          500,000      Consulting Services              22,500     Consultant

December 31, 2004          500,000      Consulting Services              22,500     Consultant

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

Shares issued (retired) for loan collateral were recorded at par value.

NOTE 22. STOCK OPTIONS

During the year ended December 31, 2003, the Company issued the following options to acquire Common stock:

During the year ended December 31, 2003, the Company issued the following options to acquire Common stock:

Date Issued               Shares        Consideration                Valuation      Relationship
-----------               ------        -------------                ---------      ------------
September 26, 2003       2,206,667      Satisfaction of debt             33,100     Former President

September 26, 2003      17,600,000      Accrued salary                  264,200     Former President

September 26, 2003       8,944,467      Accrued salary                  134,167     Chief Executive Officer

September 26, 2003       7,444,467      Accrued salary                  111,667     Chief Operating Officer


September 26, 2003       7,444,467      Accrued salary                  111,667     Chief Financial Officer

September 26, 2003       4,111,133      Accrued salary                   61,667     Controller

December 18, 2003        6,666,667      Officer salary                  100,000     Former President

December 18, 2003        5,333,333      Officer salary                   80,000     Chief Operating Officer

December 18, 2003        3,333,333      Salary                           50,000     Former Controller

December 18, 2003        1,000,000      Officer salary                   15,000     President

December 18, 2003        1,666,667      Accounting services              25,000     Accountants

December 18, 2003        2,666,667      Network services                 40,000     Vendor

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

All of the above stock options were subsequently exercised in January 2004.

During the year ended December 31, 2004, the Company issued the following options to acquire Common stock:



Date Issued               Shares        Consideration                Valuation      Relationship
-----------               ------        -------------                ---------      ------------
December 31, 2004          479,778      Accrued Board Member Stipends    18,750     Chief Executive Officer/Director

December 31, 2004          479,778      Accrued Board Member Stipends    18,750     Director (COB)/Former Consultant

December 31, 2004          479,778      Accrued Board Member Stipends    18,750     Chief Operating Officer/Director

December 31, 2004          479,778      Accrued Board Member Stipends    18,750     Director/Former President

December 31, 2004          479,778      Accrued Board Member Stipends    18,750     President/Director/Former Consultant

December 31, 2004          479,778      Accrued Board Member Stipends    18,750     Director/Former President of Subsidiary

December 31, 2004          479,778      Accrued Board Member Stipends    18,750     Director

December 31, 2004          359,833      Accrued Board Member Stipends    14,065     Chief Financial Officer

December 31, 2004        4,444,444      Bonus                           200,000     Chief Executive Officer/Director

December 31, 2004        3,888,889      Bonus                           175,000     Chief Financial Officer

December 31, 2004        3,888,889      Bonus                           175,000     Chief Operating Officer/Director

December 31, 2004          694,444      Bonus                            31,250     Chief Technology Officer/Former Consultant

December 31, 2004          833,333      Bonus                            37,500     Senior Vice-President

December 31, 2004        2,777,778      Bonus                           125,000     President/Director/Former Consultant

December 31, 2004        1,444,444      Bonus                            65,000     Employee

December 31, 2004        2,444,444      Bonus                           110,000     Employee

December 31, 2004          670,556      Bonus                            30,175     Employee

December 31, 2004          530,556      Bonus                            23,875     Employee

December 31, 2004          500,000      Bonus                            22,500     Employee

December 31, 2004          412,720      Bonus                            18,572     Employee

December 31, 2004          523,144      Bonus                            23,541     Employee

December 31, 2004           88,040      Bonus                             3,962     Employee

December 31, 2004          281,250      Bonus                            12,656     Employee

December 31, 2004           61,040      Bonus                             2,747     Employee

December 31, 2004           68,000      Bonus                             3,060     Employee

December 31, 2004           20,000      Bonus                               900     Employee

December 31, 2004          550,922      Bonus                            24,791     Employee of Subsidiary

December 31, 2004           83,333      Bonus                             3,750     Former Employee of Subsidiary

December 31, 2004          374,078      Bonus                            16,834     Employee of Subsidiary

December 31, 2004          574,533      Bonus                            25,854     Employee of Subsidiary

December 31, 2004          397,456      Bonus                            17,886     Former Employee of Subsidiary

December 31, 2004          277,778      Bonus                            12,500     Employee of Subsidiary

December 31, 2004          133,333      Bonus                             6,000     Employee of Subsidiary

December 31, 2004          116,667      Bonus                             5,250     Employee of Subsidiary

December 31, 2004          185,189      Bonus                             8,334     Employee of Subsidiary

December 31, 2004          222,222      Amount owed for services         10,000     Accountant

December 31, 2004       31,519,878      Officer Stock Option Grant    1,418,394     Chief Executive Officer / Director

December 31, 2004       21,013,252      Officer Stock Option Grant      945,596     Chief Operating Officer / Director

December 31, 2004       15,759,939      Officer Stock Option Grant      709,197     Chief Financial Officer

December 31, 2004       10,506,626      Officer Stock Option Grant      472,798     Director/Former President

December 31, 2004       10,506,626      Officer Stock Option Grant      472,798     President / Director / Former Consultant

December 31, 2004       10,506,626      Officer Stock Option Grant      472,798     Chief Technology Officer / Former Consultant


2004 Stock Options Issued

In May 2004, the board of directors approved an Officers' Stock Option Grant Plan, pursuant to which certain officers are entitled to receive stock options, for each of three years, beginning in 2004 (Year 1). The annual number of option shares to be issued will be equal to amounts that, after the exercise of such options, would affect ownership of various percentages of the total shares then issued and outstanding. The following officers received options for restricted shares in the following percentages: CEO - 3% in each of the three years (total 9%); COO - 2% in each of the three years (total 6%), CFO - 1.5% in Year 1 and 1% in each of the following years (total 3.5%), Director and former President - 1.0% in Year 1 and .5% in each of the following years (total 2%), current President - 1% in each of the three years (total 3%), and CTO - 1% in each of the three years (total 3%). The recipient's rights to the options will vest after continued service at the completion of each year. The total of 99,812,946 option shares are to be issued for 2004. The stock options are exercisable at the lower of $.045 per share, based on one-half of the average closing market price for the shares during the ten day period prior to the vesting date of December 31, 2004, or 50% of the closing market price on the date of exercise.

In December 2004, we established our 2004 Stock Option Bonus Plan, wherein the board of directors authorized the issuance of stock options for restricted shares totaling 26,487,483 shares to the officers and employees of the company as payment of accrued bonuses through December 31, 2004. The stock options are exercisable at the lower of $.045 per share, based on one-half of the average closing market price for the shares during the ten-day period prior to the vesting date of December 31, 2004, or 50% of the closing market price on the date of exercise.

In December 2004, the board of directors authorized the issuance of stock options for restricted shares totaling 3,718,279 shares to the directors of the company as payment of accrued board members' stipends through December 31, 2004. The stock options are exercisable at the lower of $.0391 per share or 50% of the closing market price on date of exercise.

2004 Stock Options Exercised in 2005

As of the date of this report an aggregate of 30,000,000 shares were exercised and issued pursuant to the 2004 Stock Option Bonus Plan, the Officers' Stock Option Grant Plan, and for accrued board members' stipends, and, furthermore, these shares were registered by the Company's filing a Form S-8 registration statement. The number of shares registered were allocated to the individuals exercising the options based a ratio of the number of options held by each individual to the total number of options held by all individuals.

Options Pursuant to Convertible Promissory Notes

On December 16, 2002, the Company filed an SB-2 registration statement to register shares pursuant to the convertible promissory notes as described in
Note 14. During 2003, the Company and its lenders decided to wait until the waiting period is over, thereby eliminating the need to file the SB-2 registration statement.

NOTE 23 - PREFERRED STOCK

Series A

In October 2003, the Company entered into an agreement with Fordham Financial Management Inc. to raise funds. In accordance with the agreement, the investors will receive preferred shares convertible into common stock upon investment. An Offering Circular was made available to investors on October 17, 2003.

The offering was for maximum of 150,000 shares ("Shares") of Series A Convertible Redeemable Preferred Stock, par value $.001 per share ("Series A Preferred"). The shares have a liquidation preference of $16.67 per share and each share is convertible into a number of shares of Common Stock determined by dividing the number of shares of Common Stock outstanding as of the date of conversion by three, and dividing the result of that calculation by 250,000. The Company may redeem the Shares at $.001 per share at any time after the second anniversary of the date of issuance. Such redemption would effectively require the investor to convert his shares at that time or lose the entire amount of his investment.

As part of the offering, the Company agreed to pay its investment banking consultant, Fordham Financial Management, Inc. a 10% commission, plus 100,000 Shares.

The Company had $1,200,000 subscribed as of December 31, 2003, and had received $717,140 ($1,200,000 less related expenses of $107,860 and $375,000 of subscriptions receivable). The full amount of $2,500,000 had been subscribed as of January 31, 2004, and the $2,250,000 ($2,500,000 total less 10% commission) had been received as of February 6, 2004.

During 2004, preferred shareholders converted a total 153,500 shares into 159,640,000 of the Company's common stock, based on conversation ratio of 1,040 common shares for each preferred share owned, in accordance with the formula described above. The Company had remaining 96,500 Series A Preferred Shares issued and outstanding, representing $697,500 subscribed, as of December 31, 2004.

In 2005, through the date of this report, preferred shareholders converted a total of an additional 46,000 shares into 59,020,000 of the Company's common stock, based on conversation ratio of common shares for each preferred share owned, in accordance with the formula described above. As of the date of the report, the Company had remaining 50,500 Series A Preferred Shares issued and outstanding, representing $270,000 subscribed.

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

Series B

On April 27, 2004, the Company agreed to sell 1,000 shares of Series B Preferred Stock of GlobeTel Communications Corp. (GTEL) to Caterham Financial Management, Ltd., a Malaysian company (Caterham), for a total investment of $15 million. The Company intends to use $5 million of this investment for working capital and $10 million to purchase two Stored Value Card Data switches.

The agreement was later modified so that the total number of shares is 35,000 for the same investment convertible into the same amount of common stock as agreed upon on April 27, 2004.

With respect to the $5 million in working capital, Caterham has agreed to advance $1 million to GTEL on May 7, July 1, September 1, November 1 and December 31 of 2004. The Agreement provides that Caterham has a 10 day grace period, in which to make any scheduled payments. With respect to the Master Card Data switches, Caterham has agreed to advance an aggregate of $5 million to GTEL to purchase a Stored Value Card Data Switch, which will be located in Miami, Florida and subsequently a second switch will be installed in the Company's Hong Kong operations.

The Certificate of Designation for the Series B Preferred Stock was filed with the State of Delaware on July 30, 2004.

Except for voting rights and conversion rights, each share of Series B Preferred Stock shall have rights that are identical to shares of the Company's common stock. The Series B Preferred Stock issued to Caterham and its nominees will have voting rights equal to 50% plus one share of the Company's authorized shares of common stock for a period of three years beginning on the first closing date an ending three years thereafter, provided that Caterham and/or its nominee have not converted more than 15% of their Series B Preferred Stock into the Company's common stock during this time period. In March 2005 the Company and Caterham amended the agreement to revise voting rights to specify that provided at least 85% of the Series B Preferred Stock remains outstanding, the holders of the Series B Preferred Stock, voting as a group, will have voting rights equal to 50% plus one shares of the Company's authorized shares of common stock for a period up to and including April 30, 2005. Thereafter the holders shall have one vote for each share of common stock for which the Series B Preferred Stock may be converted, regardless of the percentage of Series B Preferred Stock outstanding.

Beginning on the first anniversary after the first closing date and expiring two years thereafter, Caterham and its nominees may convert (in whole or in part) its Series B Preferred Stock into GlobeTel common stock. Each 1,000 share increment of Series B Preferred Stock, as a class, issued to Caterham and its nominees shall be convertible into that number of shares of the Company's common stock equal to 1% of GlobeTel then issued and outstanding shares (the "Aggregate Conversion Shares") as determined on the date in which Caterham, or one of its nominees, first converts its Series B Preferred Stock into the Company's common stock (the "First Conversion Date"). In March 2005 the Company and Caterham amended the agreement to revise conversion rights to provide issuance of 5,542,000 shares of GlobeTel common stock. Each holder of the Series B Preferred Stock will receive shares of GlobeTel aggregate conversion shares based on his pro-rata ownership of the Series B Preferred Stock. Three years after the first closing date, all of the shares of GlobeTel's Series B Preferred Stock which have not converted into GTEL common stock will be automatically converted into shares of GlobeTel's common stock.

The Company had subscribed and received $3,350,000 as of December 31, 2004 (net of $11.5 million of subscriptions receivable). A total of $2,850,000 was received from Caterham; an amount representing $500,000 was issued to Charterhouse in settlement of outstanding obligations (see Note 14 above). In addition an amount representing $150,000, was issued as a broker's fee.

In January 2005 an additional $250,000 was received from Caterham. The remaining amount of the subscription receivable, is expect to be received during 2005, including the $10 million to finance the data switch in connections with the Stored Value Card program.

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

Tim Ingram agreed to advance $1 million to GTEL on or before June 25, August 25, October 25 and December 25, 2004. Mr. Ingram advanced $250,000 to the Company on June 25, 2004 as agreed, and 250 shares of Series C Preferred Stock were issued. Subsequently, Mr. Ingram notified the Company that he will not be funding the remaining $750,000 and instead agreed to assign the remaining amount to other groups wanting to invest in the Company. In December 2004, Mr. Ingram converted his preferred shares into 2,272,727 common shares, recorded at the then current market price of $ .11 per common share, for a total of $250,000.

On August 20, 2004, the Company agreed to sell 500 shares of Series C Preferred Stock of GlobeTel Communications Corp. ("GTEL") to Paul E. Taboada for a total investment of $500,000. Mr. Taboada, an individual investor, has also been providing consulting services for the Company for over four years. The Company is using this $500,000 investment for working capital and purchase of equipment for Sanswire, LLC, necessary to launch the prototype of the Stratellite.

The purchase price is payable in five (5) installments of $100,000, payable no later than August 30, 2004, September 30, 2004, October 30, 2004, November 30, 2004, and December 30, 2004. The Purchaser has a three-day cure period to remit the monthly payments. As of December 31, 2004, the Company has received the full $500,000 as agreed upon.

On October 22, 2004, the Company agreed to sell 250 shares of Series C Preferred Stock of GlobeTel Communications Corp. ("GTEL") to Lawrence Lynch for a total investment of $250,000. Mr. Lynch, an individual investor, is also the current Chief Operating Officer of the Company. The Company used this $250,000 investment for working capital and purchase of equipment necessary to expand the Company's stored value card programs.

As of December 31, 2004, the there were no subscriptions receivable for Series C preferred stock, and the Company does not anticipate issuing any additional shares in connection with this preferred stock series.

Series D

On July 28, 2004, the Company agreed to sell 1,000 shares of Series D Preferred Stock of GlobeTel Communications Corp. ("GTEL") to Mitchell A. Siegel, Chief Operating Officer of the Company. The Company intends to use $1 million of this investment for working capital and purchase of equipment necessary to expand the Company's stored value card programs.

Mitchell A. Siegel agreed to advance $1 million to GTEL in four (4) quarterly installments beginning August 2004. The agreement was subsequently modified for the installment period to be semi-annual and to begin in October 2004. Mr. Siegel has remitted the initial $250,000 and expects to remit the remaining amounts within the established timetable.

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

NOTE 24 - SUBSEQUENT EVENTS

Financing

During the first quarter of 2005, through the date of this report, the Company received additional investments totaling over $4 million. Convertible promissory notes with face values totaling $1.8 million were issued, and, after commissions, fees and costs, a net of $1,579,487 was received in January 2005. In February 2005 the notes were converted into a total of 23,574,615 shares of the Company's common stock. In March 2005 the investors exercised warrants to purchase a total of 35,366,285 additional shares of common stock for an additional $2,625,025, including amount due under a redemption buyout of the warrant shares.

On February 5, 2005 GlobeTel filed a registration statement with the Securities and Exchange Commission on Form SB-2 to register shares offered by shareholders who may convert, and eventually did as discussed above, their convertible notes, and additional shares to ensure sufficient number of shares are available for conversion. Further, additional shares totaling 75% of the underlying convertible notes and warrants to ensure that shares are available for conversion under all contingencies.

Sanswire Subsidiaries

On March 8, 2005, we announced a global strategy for its Sanswire Networks Corporation subsidiary. We signed a Letter of Intent to immediately establish Sanswire Europe S.A., its first regional operating subsidiary. Sanswire Europe will be a joint venture between GlobeTel's wholly-owned operating subsidiary, Sanswire Networks, LLC and Strato-Wireless Ltd. (SWL), in which GlobeTel will own 55% and Strato-Wireless will own 45% of the shares of the European Venture. The new operation will be managed jointly by J. Randolph Dumas and John A. Jensen, Jr., both former senior managing directors at global investment banking firms. Both principals have decades of business experience throughout Europe and the Middle East.

NOTE 25. SEGMENTS AND RELATED INFORMATION

During the prior year 2001, the Company adopted FASB Statement No. 131 (SFAS No.
131), "Disclosures about Segments of an Enterprise and Related Information," which changes the way the Company reports information about its operating segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment sales prices are market based. The Company evaluates performance based on operating earnings of the respective business units, segregated into telecommunications services (international wholesale carrier traffic, networks, prepaid calling services, internet telephony, stored value services and Super Hubs (TM)) and the Sanswire Stratellite project. The "Unallocated" column includes expenses incurred by and net other income realized by the parent corporation, GlobeTel, including corporate operating expenses, not specifically allocated to either operating segment.

                                                    Telecom           Sanswire         Unallocated         Totals
                                                  ------------      ------------      ------------      ------------
Revenues Earned                                   $ 28,996,213      $         --      $         --      $ 28,996,213
Costs of Revenues Earned                            29,187,414                --                --        29,187,414
                                                  ------------      ------------      ------------      ------------
Gross Margin (Loss)                                   (191,201)               --                --          (191,201)
Expenses                                               901,076           746,827        11,202,347        12,850,250
                                                  ------------      ------------      ------------      ------------
Loss Before Other Income (Expense) and Income
Taxes                                               (1,092,277)         (746,827)      (11,202,347)      (13,041,451)
Other Income (Expense)                                (379,511)               --           254,093          (125,418)
                                                  ------------      ------------      ------------      ------------
Loss Before Income Taxes                            (1,471,788)         (746,827)      (10,948,254)      (13,166,869)
Income Taxes                                                --                --                --                --
                                                  ------------      ------------      ------------      ------------
Net Loss                                          $ (1,471,788)     $   (746,827)     $(10,948,254)     $(13,166,869)
                                                  ============      ============      ============      ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2004, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

For the year ended December 31, 2003, the Company's independent auditors, Dohan and Company, CPA's, P.A. ("Dohan") advised management and the Board of Directors by a letter dated March 30, 2004, that in connection with its audit of the Company's consolidated financial statements for the year ended December 31, 2003, it noted certain matters involving internal control and its operation that it considered to be a material weakness under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent auditors' attention that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. Further, a material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Dohan advised management and the Board of Directors that it considered the following to constitute material weaknesses in internal control and operations: (i) the Company's failure to adequately staff its finance group to effectively control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities and (ii) the Company's current monthly close process does not mitigate the risk that material errors could occur in the books, records and financial statements, and does not ensure that those errors would be detected in a timely manner by the Company's employees in the normal course of performing their assigned functions. Dohan noted that these matters were considered by them during its audit and did not modify the opinion expressed in its independent auditor's report dated March 30, 2004.

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

Changes in Internal Control Over Financial Reporting

As the Company moves successfully forward along its various product lines, new people have joined the Company while others have been assigned new and expanding responsibilities. In addition to establishing up-to-date financial controls throughout the Company to reflect this new organization and expanding market development, GlobeTel has updated various standards and compliance measures to reflect its emerging global presence.

This includes a strict adherence to the Foreign Corrupt Practices act, an updated and enhanced Code of Conduct and Business Ethics as well as its Corporate Governance Statement. As an integral component of the financial controls foundation, GlobeTel has established a Financial Reporting and Controls Committee that addresses all financial control issues on an on-going basis and makes its recommendations directly to the CEO. This Committee, headed by the CFO, includes information technology (IT), both internal as well as external procedures for all security and integrity issues, and their relationship to enhancing the overall financial reporting, controls and back-up systems as needed.

There have been no other significant changes in the Company's internal controls, other than the improvements discussed above, or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

ITEM 8b. OTHER INFORMATION

NONE

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name                       Age   Position                             Term

Przemyslaw L. Kostro       42    Chairman                             One Year

Timothy M. Huff            40    Chief Executive Officer & Director   One Year

Jerrold R. Hinton, PhD     63    Director                             One Year

Leigh A. Coleman           56    President & Director                 One Year

Mitchell A. Siegel         58    Chief Operating Officer & Director   One Year

Thomas Y. Jimenez          46    Chief Financial Officer              One Year

Michael Molen              48    Director                             One Year

Kyle McMahan               47    Director                             One Year

Laina Raveendran Greene    40    Director                             One Year

All directors hold office until the next annual meeting of our stockholders and until their successors have been elected and shall qualify. Officers serve at the discretion of our Board of Directors. Przemyslaw L. Kostro, Chairman, was first elected to the Board of Directors in November 2001. From November 2001 to April 2002, Mr. Kostro also served as the CEO of GlobeTel before relinquishing the position to our current CEO. Over the past five years, Mr. Kostro has been an attorney engaged in international law, and has been providing professional and consulting services to several large and mid-sized entities in Europe. During the past two years, he has been providing services to assist us in expanding our business and services worldwide and in obtaining funding for us.

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

Jerrold R. Hinton, Director, has served on the Board of Directors since March 1995. He had previously served as Chief Executive Officer, President and Chairman of the Board from March 1995 to November 2001. Dr. Hinton, a graduate of Florida State University, holds bachelors, masters and doctorate degrees in management, engineering and real estate. From 1992 to early 1995, prior to joining the company, Dr. Hinton served as an officer of United Biomedical, Inc., a private company. In February 2005, Mr. Hinton resigned as a Director.

Mitchell A. Siegel, Director, Chief Operating Officer, has served in this capacity and as a member of the Board of Directors since May 2002. Since 1996, he was a consultant to Global Transmedia Communications Corporation and was instrumental in defining our role as a licensed telecommunications company. Mr. Siegel graduated from American University, holding a Bachelors Degree in Business Administration and has completed Masters Degree courses in finance at City College of New York - Bernard Baruch School of Finance.

Thomas Y. Jimenez, CPA, Chief Financial Officer, has served as our CFO since joining the Company in October 1999. For the three years prior to joining the Company, Mr. Jimenez was a consultant to various telecommunications companies, running their financial department and assisted in building networks in different countries. Previously, Mr. Jimenez was a partner in certified public accounting firm in the New York City area. Mr. Jimenez graduated from Cleveland State University with a degree in Business Administration.

Michael Molen has served on our Board of Directors since May 2004. Since 1995, he has served in various capacities for Sanswire Technologies, Inc., including Chairman, Chief Executive Officer and Director. He currently serves as Chief Executive Officer of Sanswire Technologies, Inc. He was nominated to serve on the Company's Board of Directors in accordance with the terms of the Company's asset purchase agreement with Sanswire Technologies, Inc.

Kyle McMahan has served on our Board of Directors since May 2004. From 1989 to 2003, Mr. McMahan served as Chief Executive Officer of Southern Mortgage Reporting, Inc., a credit-reporting agency. From April 2001 through September 2003, he served as chairman of INFO 1 Co., Inc., a company that organized, planned and financed the startup of new businesses in the credit reporting industry. Mr. McMahan has served as a board member of The Mortgage Bankers Association of Georgia and The National Credit Reporting Association. He has been nominated to serve on the Company's Board of Directors in accordance with the terms of the Company's asset purchase agreement with Sanswire Technologies, Inc.

Ms. Laina Raveendran Greene joined the Board of Directors of the Company in February 2005. Since 1998, Ms. Greene has been the CEO of GetIT Multimedia Pte. Ltd., a Silicon Valley company based in Singapore. GetIT Multimedia is a content development and delivery company providing solutions for e-learning and e-communications. Ms. Greene has also worked as Business Development Manager for Singapore Telecommunications Limited; an adjunct lecturer at the National University of Singapore; worked with the Singapore delegation during the 1990 GATT-Uruguay Rounds; and acted as a legal consultant and advisor to the International Telecommunications Union (ITU).

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

We have one audit committee financial expert, Kyle McMahan, who is independent of management. We have a separately designated audit committee. In addition to Mr. McMahan, Jerrold R. Hinton was a member of the audit committee through date of his resignation in February 2005.

ITEM 10. EXECUTIVE COMPENSATION.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Long Term Compensation
                                                   Annual Compensation                       Awards            Payouts
          (a)                      (b)      (c)            (d)          (e)            (f)           (g)          (h)       (i)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Securites
                                                                                     Restricted    Underlying     LTIP     All Other
                                                                     Other Annual   Stock Awards  Options/SARs   Payouts    Comp.
Name and Principal Position        Year   Salary ($)    Bonus ($)   Compensation ($)    ($)           (#)          ($)       ($)
------------------------------------------------------------------------------------------------------------------------------------
Przemyslaw L. Kostro Chairman      2004         0             0       443,750 (d)           0             0         0         0
Przemyslaw L. Kostro Chairman      2003         0             0             0               0             0         0         0
Przemyslaw L. Kostro Chairman      2002         0             0             0               0             0         0         0
Timothy M. Huff, CEO               2004   200,000 (a)   200,000 (b)    18,750 (d)   1,418,394 (e)                             0
Timothy M. Huff, CEO               2003   175,000 (a)         0             0               0             0         0         0
Timothy M. Huff, CEO               2002   150,000 (a)         0             0               0             0         0         0
Jerrold R. Hinton, Director/
  Former President                 2004                       0        18,750 (d)     472,798 (e)         0         0         0
Jerrold R. Hinton, Director/
  Former President                 2003   100,000 (a)         0             0               0             0         0         0
Jerrold R. Hinton, Director/
  Former President                 2002   100,000 (a)         0             0               0             0         0         0
Leigh A. Coleman President
  Since June 2004                  2004    70,780 (a)   125,000 (b)    50,031 (d)     472,798 (e)         0         0         0
Mitchell A. Siegel, COO            2004   175,000 (a)   175,000 (b)    18,750 (d)     945,596 (e)         0         0         0
Mitchell A. Siegel, COO            2003   150,000 (a)         0             0               0             0         0         0
Mitchell A. Siegel, COO            2002   125,000 (a)         0             0               0             0         0         0
Thomas Y. Jimenez, CFO             2004   175,000 (a)   175,000 (b)    14,063 (d)     709,197 (e)         0         0         0
Thomas Y. Jimenez, CFO             2003   150,000 (a)         0             0               0             0         0         0
Thomas Y. Jimenez, CFO             2002   125,000 (a)         0             0               0             0         0         0
Lawrence E. Lynch
  Sr. VP Since August 2004         2004    37,500 (a)    37,500 (b)         0               0             0         0         0
Joseph Seroussi, CTO
  Since November 2004              2004    25,000 (a)    31,250 (b)         0         472,798 (e)         0         0         0
Vivian Manevich, CAO
  Through Dec. 2002                2004           (c)         0             0               0             0         0         0
Vivian Manevich, CAO
  Through Dec. 2002                2003           (c)         0             0               0             0         0         0
Vivian Manevich, CAO
  Through Dec. 2002                2002    75,000 (c)         0             0               0             0         0         0
Michael Molen, Director
  Since April 2004                 2004         0 (c)         0        18,750 (d)           0             0         0         0
Kyle McMahan, Director
  Since May 2004                   2004         0 (c)         0        18,750 (d)           0             0         0         0

(a) Effective January 1, 2002, GlobeTel entered into a three-year employment agreements with its key management. For the year 2002, the agreements provided for annual compensation of $150,000 for its Chief Executive Officer (CEO), $125,000 each for its Chief Financial Officer (CFO) and Chief Operating Officer
(COO) and $75,000 each for its Chief Administrative Officer (CAO) and VP of Network Operations. Further, there remained an employment contract with its former President, as described below, which called for a salary of $100,000 per annum through 2003.

In 2003, the base compensation increased to $175,000 for its CEO, $150,000 each for its CFO and COO, $90,000 each for its CAO and VP of Network Operations.

In 2004, the base compensation increases to $200,000 for its CEO, $175,000 each for its CFO and COO, $120,000 for the Controller (formerly the CAO) and $110,000 for its VP of Network Operations. Also, GlobeTel hired a new President at an annual compensation of $125,000 in June 2004, a Senior Vice President (Sr. VP) at an annual compensation of $100,000 in August 2004, and a Chief Technology Officer (CTO) at an annual compensation of $125,000 in November 2004.

Accrued but unpaid base compensation of $82,500 for the CEO, $57,500 for the CFO and $58,333 for the COO (a total of $198,333) were owed as of December 31, 2004. These amounts were paid in January 2005.

(b) In addition to the base compensation, the employment agreements provide for payment of bonuses that at a minimum equal the executives' base compensation, unless otherwise agreed to by the executives. As of December 31, 2003 and 2002, the executives all agreed not to receive bonuses they are entitled to pursuant to the employment agreements. For 2004, the executives did receive the bonuses as entitled to under the agreements. The President received a bonus equal to his gross annual base compensation, the Sr. VP received a bonus equal to his amount of gross compensation received during 2004, and the CTO received a bonus equal to his amount of gross compensation received during 2004. All executive bonuses for 2004 were included in the 2004 Stock Options Plan (see Note 22 to financial statements) and paid with stock options.

(c) Vivian Manevich served as the CAO through 2002. Thereafter, Ms. Manevich accepted a non-executive position in the Company, and, accordingly, any and all compensation for 2003 and 2004 was included in employee payroll and none of her compensation was included in executive compensation.

(d) The Company's Directors received stipends of $6,250 per quarter, beginning the second quarter of 2004, for a total of $18,750 per director for 2004. The CFO, who functioned as treasurer reporting to the Board, received stipends equal to 75% of the directors' stipends, or $4,688 per quarter, beginning the second quarter of 2004, for a total of $14,063. All Directors' stipends were paid with stock options (see Note 22 to financial statements).

In addition, the Chairman received additional stock compensation of $425,000, for services rendered providing assistance in expanding our business and services world-wide and in obtaining funding for us.

(e) Pursuant to an Officers' Stock Option Grant plan approved by the Board (see
Note 22 to financial statements), certain officers are entitled to receive stock options in amounts which, after the exercise of such options, would effect ownership of various percentages of the total shares then issued and outstanding. The following officers received options for restricted shares in the following percentages: CEO - 3%, COO - 2%, CFO - 1.5%, Director and former President - 1.0%, current President - 1%, and CTO - 1%.

All of the stock options issued to executives in 2003 were subsequently exercised in January and February 2004. The schedule below indicates the date issued, number of shares received upon exercise and the aggregate dollar value realized upon exercise.

Shares Exercised   Name             Valuation     Relationship
----------------   ---------------  ----------    --------------------------------------
 7,702,180         Timothy Huff      $658,918     Chief Executive Officer / Director

 6,410,513         Thomas Jimenez     625,168     Chief Financial Officer

22,796,483         Jerrold Hinton   1,339,010     Director/Former President

11,003,106         Mitchell Siegel  1,080,168     Chief Operating Officer / Director

 1,000,000         Leigh Coleman      108,000     President / Director / Former Consultant


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Common Stock

At the date of this report, we had 1,080,320,931 common shares issued and outstanding. The table below sets forth the share ownership of our executive officers and directors, individually and as a group. No other person is the beneficial owner of more than 5% of our issued and outstanding common shares

Title of Class     Name and Address of Beneficial Owner                          Amount and Nature of      Percentage
                                                                                 Beneficial Ownership      of Class (1)
Common Stock       Przemyslaw L. Kostro Chairman                                9,211,385        shares        0.85%
                   9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024

Common Stock       Timothy M. Huff, CEO                                        34,244,467        shares        3.17%
                   9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024

Common Stock       Jerrold R. Hinton, Director/ Former President               25,160,506   (2)  shares        2.33%
                   9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024

Common Stock       Leigh A. Coleman President Since June 2004                   5,176,003        shares        0.48%
                   9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024

Common Stock       Mitchell A. Siegel, COO                                     26,592,598   (3)  shares        2.46%
                   9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024

Common Stock       Thomas Y. Jimenez, CFO                                      13,720,879   (4)  shares        1.27%
                   9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024

Common Stock       Lawrence E. Lynch Sr. VP Since August 2004                     193,461        shares        0.02%
                   9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024

Common Stock       Joseph Seroussi, CTO Since November 2004                     4,580,969        shares        0.42%
                   9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024

Common Stock       Michael Molen, Director Since April 2004                       130,728        shares        0.01%
                   9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024

Common Stock       Kyle McMahan, Director Since May 2004                          111,382        shares        0.01%
                   9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024

                   Total of all Officers and Directors as a Group             119,122,378                     11.03%


(1) Based on 1,080,320,931 shares issued and outstanding on March 22, 2005.

(2) The shares beneficially owned by Jerrold R. Hinton include 50,000 shares owned of record by Higher Ground, a corporation controlled by Mr. Hinton, which may be deemed beneficially owned by Mr. Hinton.

(3) The shares beneficially owned by Mitchell A. Siegel include 8,614,798 shares owned of record by Mr. Siegel's spouse, Mrs. Vivian Manevich-Siegel, a former company officer, which are deemed beneficially owned by Mr. Siegel.

(4) The shares beneficially owned by Thomas Y. Jimenez, include 10,000 shares owned of record by Mr. Jimenez's spouse.

Series C Preferred Stock

At the date of this report, we had 750 shares of Series C Preferred Stock issued and outstanding. The table below sets forth the share ownership of our executive officers and directors, individually and as a group. No other person is the beneficial owner of more than 5% of our issued and outstanding Series C Preferred Stock shares

Title of Class     Name and Address of Beneficial Owner                        Amount and Nature of      Percentage
                                                                               Beneficial Ownership       of Class
Series C           Lawrence E. Lynch Sr. VP Since August 2004                  250          shares        33.33%
Preferred Stock    9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024

                   Total of all Officers and Directors as a Group              250                        33.33%

Series D Preferred Stock

At the date of this report, we had 1,000 shares of Series D Preferred Stock issued and outstanding. The table below sets forth the share ownership of our executive officers and directors, individually and as a group. No other person is the beneficial owner of more than 5% of our issued and outstanding Series D Preferred Stock shares

Title of Class     Name and Address of Beneficial Owner                        Amount and Nature of      Percentage
                                                                               Beneficial Ownership       of Class
Series D
Preferred Stock     Mitchell A. Siegel, COO                                    1,000        shares        100.00%
                    9050 Pines Blvd. Suite 110
                    Pembroke Pines, FL 33024

                    Total of all Officers and Directors as a Group             1,000                      100.00%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Item 7, Notes 22 and 23 Common Stock Transactions and Stock Option, respectively, to the Notes to Consolidated Financial Statements.


ITEM 13. EXHIBITS

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

------------------------------------------------------------------------------------------------------------------------------
              Material Contracts-Consulting Agreements and Employment Agreements
              (filed as Exhibits to Registration 10.1 Statements on Form S-8 and
              post-effective amendments thereto and incorporated herein by reference)
------------------------------------------------------------------------------------------------------------------------------
10.1          Asset Purchase Agreement between the Company and Sanswire, Inc.(incorporated by reference)
------------------------------------------------------------------------------------------------------------------------------

10.2          Asset Purchase Agreement between the Company and Stratodyne,Inc. (incorporated by reference)
------------------------------------------------------------------------------------------------------------------------------
10.3          Subscriptions Agreements between the Company and Preferred Series A,B,C, and D shareholders
              (incorporated by reference)
------------------------------------------------------------------------------------------------------------------------------
31.1          Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)
------------------------------------------------------------------------------------------------------------------------------
31.2          Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a)
------------------------------------------------------------------------------------------------------------------------------
32.1          Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------------------------------------------------
32.2          Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------------------------------------------------
99.1          Safe Harbor Compliance Statement for Forward-Looking Statements filed herewith
------------------------------------------------------------------------------------------------------------------------------


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Dohan and Company CPA's billed approximately $74,024 for professional services rendered for the audit of our annual financial statements for fiscal year 2003, the reviews of the financial statements included in our Forms 10-QSB for that fiscal year and assistance in filing various proxy statements. For fiscal year 2004, we estimate the amount billed and/or accrued for the same services to be $75,530.

The above fees were pre-approved by the audit committee based on estimated budgets presented to the audit committee.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBETEL COMMUNICATIONS CORP.


                        By: /s/ Timothy M. Huff
                        Timothy M. Huff, CEO
                        Miami, Florida
                        Dated: March 23, 2005


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBETEL COMMUNICATIONS CORP.
Registrant


                        By: /s/ Timothy Huff
                        Timothy Huff, Chief Executive Officer and Director
                        Dated: March 23, 2005


                        By: /s/ Thomas Y. Jimenez
                        Thomas Y. Jimenez, Chief Financial Officer
                        Dated: March 23, 2005


                        By: /s/ Leigh A. Coleman
                        Leigh Coleman, President and Director
                        Dated: March 23, 2005


                        By: /s/ Mitchell A. Siegel
                        Mitchell A. Siegel, Chief Operating Officer and Director
                        Dated:  March 23, 2005