Form 10QSB
period 2005-03-31
GLOBETEL COMMUNICATIONS CORP
filed 2005-05-16
CIK 919742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
                                   (Mark one)
   |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                       OR
      |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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


               9050 Pines Blvd. Suite 110 Pembroke Pines Fl 33024
                    (Address of principal executive offices)

                                  954-241-0590
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 12, 2005, we had issued and outstanding 1,101,045,657 (73,403,044 after 1 to 15 reverse stock split) shares of 71,688,676 common stock,

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                       PART I - FINANCIAL INFORMATION Page

Item 1. Financial Statements.                                             3
Item 2. Management's Discussion and Analysis of Financial
        Condition And Results of Operations.                             17
Item 3. Quantitative and Qualitative Disclosures About Market Risk.      20
Item 4. Controls and Procedures.                                         20

                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                               21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.     22
Item 3. Defaults Upon Senior Securities.                                 22
Item 4. Submission of Matters to a Vote of Security Holders.             22
Item 5. Other Information.                                               22
Item 6. Exhibits.                                                        22

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        Consolidated Balance Sheets - March 31, 2005 (unaudited)
        and December 31, 2004 (audited)                                   4
        Consolidated Statements of Operations (Unaudited)                 5
        Consolidated Statements of Cash Flows (Unaudited)                 6
        Notes to Consolidated Financial Statements (Unaudited)            7

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                             March 31,       December 31,
                                                                                              2005              2004
                                                                                           (Unaudited)
                                                                                         --------------    --------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                           $    3,604,441    $      601,559
     Accounts receivable, less allowance for doubtful accounts of $1,599,822
       and $1,505,731                                                                         2,575,932         1,740,883
     Loans to employees                                                                           1,344             6,885
     Prepaid expenses                                                                            49,307            58,900
     Inventory                                                                                   60,976            63,976
     Deposits on equipment purchase                                                              88,994            88,994
     Deferred tax asset, less valuation allowance of $5,069,551 and $4,529,043                       --                --
                                                                                         --------------    --------------
        TOTAL CURRENT ASSETS                                                                  6,380,994         2,561,197
                                                                                         --------------    --------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $306,006 and $270,002              5,561,031           445,756
                                                                                         --------------    --------------
OTHER ASSETS
     Investment in unconsolidated foreign subsidiary - Consolidated Global
       Investments, Ltd.                                                                        352,300           352,300
     Intangible assets - Sanswire                                                             2,778,000         2,778,000
     Deposits                                                                                    52,063            50,712
     Prepaid expenses                                                                                --             8,012
                                                                                         --------------    --------------
        TOTAL OTHER ASSETS                                                                    3,182,363         3,189,024
                                                                                         --------------    --------------
TOTAL ASSETS                                                                             $   15,124,388     $    6,195,97
                                                                                         ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
     Accounts payable                                                                    $      521,754    $      456,248
     Signing bonuses payable to Sanswire employees with GlobeTel stock                          300,000                --
     Current portion of capital lease obligations                                                 2,903             2,846
     Due to related payable - Carrier Services, Inc.                                            481,363                --
     Advances from unconsolidated foreign subsidiary - CGI, for Sanswire
       licensing rights                                                                       1,163,786                --
     Accrued officers' salaries                                                                  88,516           198,333
     Accrued expenses and other liabilities                                                      68,347            93,436
     Deferred revenues                                                                           17,007            46,319
     Related party payables                                                                     117,500           117,500
                                                                                         --------------    --------------
        TOTAL CURRENT LIABILITIES                                                             2,761,176           914,682
                                                                                         --------------    --------------
LONG-TERM LIABILITIES
     Capital lease obligations                                                                    3,970             4,718
                                                                                         --------------    --------------
        TOTAL LONG-TERM LIABILITIES                                                               3,970             4,718
                                                                                         --------------    --------------
        TOTAL LIABILITIES                                                                     2,765,146           919,400
                                                                                         --------------    --------------
COMMITMENTS AND CONTINGENCIES (Note 4)                                                               --                --

STOCKHOLDERS' EQUITY
     Series A Preferred stock, $.001 par value, 10,000,000 shares authorized;
        32,500 and 96,500 shares issued and outstanding:                                             33                97
         Additional paid-in capital - Series A Preferred stock                                  112,467           697,403
     Series B Preferred stock, $.001 par value, 35,000 shares authorized;
        35,000 shares issued and outstanding:                                                        35                35
         Additional paid-in capital - Series B Preferred stock                               14,849,965        14,849,965
     Series C Preferred stock, $.001 par value, 5,000 shares authorized;
        750 shares issued and outstanding:                                                            1                 1
         Additional paid-in capital - Series C Preferred stock                                  749,999           749,999
     Series D Preferred stock, $.001 par value, 5,000 shares authorized;
        1,000 shares issued and outstanding:                                                          1                 1
         Additional paid-in capital - Series D Preferred stock                                  999,999           999,999
     Common stock, $.00001 par value, 1,500,000,000 shares authorized;
        73,331,636 and 63,389,976 shares issued and outstanding                                     733               634
     Additional paid-in capital                                                              46,071,898        39,889,479
     Stock subscriptions receivable:
        Series B Preferred Stock                                                             (6,414,800)      (11,500,000)
        Series D Preferred Stock                                                               (750,000)         (750,000)
     Accumulated deficit                                                                    (43,261,089)      (39,661,036)
                                                                                         --------------    --------------
        TOTAL STOCKHOLDERS' EQUITY                                                           12,359,242         5,276,577
                                                                                         --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $   15,124,388    $    6,195,977
                                                                                         ==============    ==============

See accompanying notes.

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     For the Three Months Ended March 31,

                                                                            2005             2004
                                                                       ------------    ------------
REVENUES EARNED                                                        $ 18,010,643    $  3,210,333
COST OF REVENUES EARNED                                                  17,283,963       3,164,741
                                                                       ------------    ------------
         GROSS MARGIN                                                       726,680          45,592
                                                                       ------------    ------------
EXPENSES
     Payroll and related taxes                                              570,591          76,288
     Consulting and Professional fees                                     1,283,458         194,405
     Officers' and Directors' compensation                                  309,550         516,667
     Bad debts                                                               94,092         398,748
     Investment banking and financing fees                                  439,715              --
     Investor and public relations                                           25,730              --
     Commissions expense - Carrier Services, Inc.                           724,513              --
     Research and development - Sanswire                                    443,924              --
     Other operating expenses                                               107,542          48,691
     Telephone and communications                                            21,947          15,876
     Travel and related expenses                                            126,180          43,893
     Rents                                                                   69,958          13,991
     Insurance and employee benefits                                         63,416          21,184
     Depreciation and amortization                                           18,402          11,716
                                                                       ------------    ------------
         TOTAL EXPENSES                                                   4,299,018       1,341,459
                                                                       ------------    ------------
LOSS BEFORE OTHER INCOME (EXPENSE) AND INCOME TAXES                      (3,572,338)     (1,295,867)
                                                                       ------------    ------------
OTHER INCOME (EXPENSE)
     Net gains on settlement of liabilities                                      --           3,515
     Interest income                                                          6,195             736
     Interest expense                                                       (33,910)         (6,951)
                                                                       ------------    ------------
         NET OTHER EXPENSE                                                  (27,715)         (2,700)
                                                                       ------------    ------------

LOSS BEFORE INCOME TAXES                                                 (3,600,053)     (1,298,567)

INCOME TAXES
     Provision for income taxes                                                  --              --
     Tax benefit from utilization of net operating loss carryforward             --              --
                                                                       ------------    ------------
         TOTAL INCOME TAXES                                                      --              --
                                                                       ------------    ------------
NET LOSS                                                               $ (3,600,053)   $ (1,298,567)
                                                                       ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
         BASIC                                                           66,121,945      45,549,650
         DILUTED                                                         66,664,411      45,549,650
                                                                       ============    ============

NET LOSS PER SHARE
         BASIC                                                         $      (0.05)   $      (0.03)
         DILUTED                                                       $      (0.05)   $      (0.03)
                                                                       ============    ============

See accompanying notes.

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                For the Three Months Ended March 31,
                                                                                       2005               2004
                                                                                  --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                                    $   (3,600,053)   $   (1,298,567)
    Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                                    35,902            52,854
         Bad debt expense                                                                 94,092           398,748
         Common stock exchanged for services                                           1,166,400           425,000
    (Increase) decrease in assets:
         Accounts receivable                                                            (929,141)         (239,052)
         Loans to employees                                                                5,541                --
         Prepaid expenses                                                                  9,593          (174,300)
         Inventory                                                                         3,000           (12,600)
         Deposits                                                                         (1,351)          (10,924)
         Prepaid expenses - other assets                                                   8,012                --
    Increase (decrease) in liabilities:
         Accounts payable                                                                 65,504          (278,562)
         Signing bonuses payable to Sanswire employees with GlobeTel stock               300,000                --
         Due to related payable - Carrier Services, Inc.                                 481,363                --
         Accrued officers' salaries and bonuses                                         (109,817)               --
         Accrued expenses and other liabilities                                          (25,089)               --
         Deferred revenues                                                               (29,312)               --
                                                                                  --------------    --------------
         NET CASH USED BY OPERATING ACTIVITIES                                        (2,525,356)       (1,137,403)
                                                                                  --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                                             (5,151,177)           (3,792)
    Deposit on equipment                                                                      --           (50,000)
                                                                                  --------------    --------------
         NET CASH USED BY INVESTING ACTIVITIES                                        (5,151,177)          (53,792)
                                                                                  --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of preferred stock - Series A                                                        --         1,132,060
    Sale of preferred stock - Series B                                                 5,085,200                --
    Sale of common stock                                                               2,631,120                --
    Proceeds from convertible notes payable                                            1,800,000                --
    Proceeds from loan payable to unconsolidated foreign subsidiary - CGI              1,223,786                --
    Payments on loan payable to unconsolidated foreign subsidiary - CGI                  (60,000)               --
    Payments on capital lease financing                                                     (691)           (1,195)
    Proceeds from notes and loans payable                                                     --           375,000
    Payments on notes and loans payable                                                       --          (200,000)
    Payments on related party payables                                                        --            (5,747)
                                                                                  --------------    --------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                    10,679,415         1,300,118
                                                                                  --------------    --------------

NET INCREASE IN CASH AND EQUIVALENTS                                                   3,002,882           108,923

CASH AND EQUIVALENTS - BEGINNING                                                         601,559           224,994
                                                                                  --------------    --------------

CASH AND EQUIVALENTS - ENDING                                                     $    3,604,441    $      333,917
                                                                                  --------------    --------------

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
       Interest                                                                   $        6,537    $        6,951
       Income taxes                                                               $           --    $           --

In addition to amounts reflected above, common stock was issued for:
       Shares issued for services                                                 $    1,166,400    $           --
       Shares issued for convertible notes payable                                $    1,800,000    $           --
       Conversion of Series A preferred stock to common stock                     $      585,000    $           --
       Payment of Series B preferred stock subscriptions receivable equipment     $    4,835,200    $           --

Non-cash Financing Activities:

       On April 27, 2004, $15,000,000 of Series B preferred stock was issued. A stock subscription receivable of $6,414,800 was outstanding as of March 31, 2005

       On April 27, 2004, $1,000,000 of Series C preferred stock was issued. No stock subscription receivable was outstanding as of March 31, 2005.

       On July 28, 2004, $1,000,000 of Series D preferred stock was issued. A stock subscription receivable of $750,000 was outstanding as of March 31, 2005.

See accompanying notes.

                 GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements

The accompanying unaudited financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

Certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which are not required for interim reporting purposes, have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 2004. The accompanying financial statements should be read in conjunction with the financial statements and notes. However, to assist the users of these financial statements, accounting policies for certain significant accounts and transactions are repeated below, notwithstanding the absence of any significant changes in any policies since the last reported period.


Basis of Presentation

The financial statements include the accounts of GlobeTel Communication Corp. and its wholly-owned subsidiaries, Sanswire, LLC and Centerline Communications, LLC, and its wholly-owned subsidiaries, EQ8, LLC, EnRoute Telecom, LLC, G Link Solutions, LLC, Volta Communications, LLC, and Lonestar Communications, LLC, as well as the accounts GTCC de Mexico, S.A. de C.V, which is owned 99% by GlobeTel.

All material intercompany balances and transactions were eliminated in the consolidation.

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

On May 6, 2005, by written consent of the majority vote of its shares, the Board of Directors approved a reverse split of our shares of common stock on a one for fifteen (1:15) basis, in anticipation of our stock moving to the American Stock Exchanges on or about May 19, 2005. All common stock amounts in this report have been retroactively restated to account for the reverse stock split, unless otherwise noted.

Accounts Receivable and Allowance for Doubtful Accounts

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers and, in connections with our Mexico network, Mexican tax refunds receivable. The Company estimates doubtful accounts on an item-to-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally balances that are ninety-days overdue. Bad debt expense for the years three months ended March 31, 2005 and 2004 were $94,092 and $398,748.

Inventory

Inventories consist of IP (Internet Protocol) Phones and ancillary items purchased wholesale and held for resale.

Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains a substantial portion of its day-to-day operating cash balances at a single financial institution. The Company had cash balances of $3,553,688 and $601,449 as of March 31, 2005 and December 31, 2004,
respectively, which are in excess of federally insured limit. As of March 31, 2005 and December 31, 2004, the Company had $3,450,705 and $462,690,
respectively, in excess of federally insured limits.

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

Use of Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles in the United States requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. Significant estimates include our allowance for doubtful accounts and our intangible assets, discussed below. If our present carrying values of such accounts are changed, we may recognize additional losses.

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

When compensation cost for the Company's stock option plans are determined based on the fair value at the grant date for awards under those plans, consistent with the measurement provisions of SFAS 123 and SFAS 148, the Company's net loss and basic loss per share would have to be adjusted. In such cases the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model utilizing appropriate assumptions.

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

It is the Company's policy to test for impairment no less than quarterly, or when conditions occur, which may indicate an impairment. The Company's Sanswire intangible assets, which consist primarily of intellectual property, including technology and know-how, were evaluated by management, initially and as of March 31, 2005 and determined to have an indefinite useful life and are not subject to amortization. The Company also tested the assets for impairment and determined that no adjustment for impairment was necessary as of March 31, 2005 whereas the fair value of the intangible assets exceed its carrying amount.


NOTE 2 - ACCOUNTS RECEIVABLE AND SALES - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

As of March 31, 2005, four customers accounted for 94% of our accounts receivable, including 48% attributable to the Philippines network customer, 12% related to our Brazil network customer, and 34% related to our Mexico network.

Two customers accounted for 36% of the Company's sales for the three months ended March 31, 2005, including 19% attributable to our Philippines network and 17% to Mexico (none related to our Mexico network).

Sales attributable to foreign operations for the three months ended March 31, 2005 were $17,751,449 or 99% of total sales. Revenue is attributable to various foreign countries, since calls either originate or terminate in these countries. All transactions were accounted for in U.S. currency, and no gain or loss was recorded on fluctuations in foreign currency.

NOTE 3 - INVESTMENT IN AND ADVANCES FROM UNCONSOLIDATED FOREIGN SUBSIDIARY - CGI

Notwithstanding the Company's 73.15% ownership interest and control of Consolidated Global Investments (CGI)'s Board of Directors, the Company has not consolidated CGI into its accounts, whereas CGI is a foreign subsidiary of the Company, with no current operations. Furthermore, the primary asset of CGI as of March 31, 2005, consists of the 10.5 million shares of the Company's stock. Such consolidation is not required by generally accepted accounting principles in the United States.

The Company's stock issuances to acquire its interest in CGI, as described in our December 31, 2004, Form 10-KSB, were recorded at par value, and the carrying value of the Company's investment in the unconsolidated foreign subsidiary is $352,000, representing the sum of cash advanced by the Company to CGI through March 31, 2005.

As of March 31, 2005, CGI's shares were not trading on the Australian Stock Exchange, or any other exchange. However, CGI expects the shares to be relisted in the near-term. The Company intends to make CGI into an operating company, with operations in Telecommunications and Sanswire projects, expanding the Company's presence in the Asian market, and resulting in the marketability of CGI's stock and potential income from the subsidiary. Upon the occurrence of such events, the Company may adjust the carrying value of and/or consolidate the subsidiary in accordance with generally accepted accounting principles used in the United States.

In addition, the Company has agreed with the Liquidator of CGI's former UK subsidiary to acquire telecommunication equipment owned by that former subsidiary valued by the Company at $128,210.

Through March 31, 2005, CGI sold a total of 6 million shares of GlobeTel stock, resulting in total net proceeds of $1,223,786. These proceeds were advanced to GlobeTel. CGI had acquired the shares during its course of business prior to becoming an affiliate of GlobeTel. GlobeTel repaid $60,000 to CGI, resulting in a net balance advanced from CGI of $1,163,786 as of March 31, 2005. An additional 1 million shares were sold in April 2005 resulting in additional net proceeds of $330,229, which were advanced to GlobeTel. The amounts advanced from CGI to GlobeTel are to be applied towards CGI's pending acquisition of certain licensing rights for Sanswire, the terms of which the parties are currently negotiating.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

As a result of the non-payment and because the outcome of the motion cannot be determined, the Company wrote off $1,251,710 of accounts receivables as bad debts.

Former Consultants Litigation

The Company is presently in a dispute with two former consultants who resigned as consultants to the Company prior to December 31, 1998. The remaining balance of a loan payable of $15,000 originally advanced by the consultants was written-off based on the belief that such loans had been satisfied based in part on the consideration given in the consulting agreement. The Company has taken the position that it owes no further compensation to the consultants, and further that the loans from these two individuals have been satisfied, as a result of the consideration given to the consultants, the consultants' resignation and their failure to provide services required under the consulting agreement. The agreement provided for the arbitration in the event of any dispute. As of the date of this report, the Company cannot predict the outcome of any legal proceeding or arbitration, or whether, as a result of any such proceeding or arbitration, the Company will be required to issue additional common stock as consideration or repay any loans. The $15,000 awarded was accrued by the Company but unpaid as of March 31, 2005, and as of the date of this report.

Patent Infringement Litigation

In September 2004, a case was filed against the Company for patent infringement, alleging the stored value card and service we are planning to offer infringes one or more U.S. Patents allegedly owned by an unrelated party (Plaintiff). The lawsuit was dismissed in January 2005. In February 2005, the Company filed suit against the Plaintiff and related parties, seeking a declaratory judgment from the court that the referenced patents are invalid, not enforceable and will not be infringed by the Company's stored value card offering. The Company is also seeking recovery of damages for breach of confidential disclosure and trust; intentional interference with business advantage; and for unfair competition under Sec. 501.204 of the Florida Statutes. The Company is currently engaged in settlement discussions with the opposing parties and has not yet formally served any of the parties. At this stage of the proceeding, the Company does not believe an unfavorable outcome to this action is likely.


Contingent Consideration - Sanswire Asset Acquisition

In accordance with the Sanswire and Stratodyne agreements a total of 28 million shares (before the 1:15 reverse stock split) were issued, as discussed in our December 31, 2004 Form 10-KSB. On February 5, 2005, GlobeTel filed a registration statement to register shares associated with these agreements. An additional 200 million (13,333,333 after 1:15 reverse stock split) shares were to be issued pursuant to the terms and conditions of the "successful commercial launch" of a commercial communications platform aboard an airship developed by Sanswire and Stratodyne by the December 31, 2005 closing date. The Stratodyne agreement provides that 50 million (3,333,333 after 1:15 reverse stock split) of the 200 million (13,333,333 after 1 to 15 reverse stock split) additional shares will be issued to Stratodyne or its assignee(s) and the remaining 150 million (10 million after 1:15 reverse stock split) shares to Sanswire Technologies, Inc.

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

An amended agreement modified the definition of a "successful" commercial launch by eliminating the CPE cost provisions described in (ii) above, and eliminated all of the provisions of (iii) above, except that it is assumed that the cost of each airship used in the Stratellite service will not exceed $3 million. The other provisions above remain the same in the Stratodyne agreement.

As of to date the conditions precedent to the entitlement to the issuance of the additional shares have not yet been fulfilled.


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


Signing Bonuses Payable To Sanswire Employees with GlobeTel Stock

In March 2005, Sanswire entered into employment agreements with certain Sanswire personnel. In order to attract key employees, and in connection with these employment agreements, the Company recorded $300,000 in signing bonuses payable with GlobeTel stock.

Due To Related Party - Carrier Services, Inc.

As described in the Company's December 31, 2004 Form 10-KSB, the Company entered into an agreement with Carrier Services, Inc. (CSI) in 2004 whereby CSI upon the Company's subsidiary, Centerline, achieving in 25 million in profitable revenues, CSI will receive 5 million (333,333 after 1:15 reverse stock split) shares of the company's publicly traded stock.

The required revenues were achieved in January 2005 and CSI became entitled to the shares. The Company and CSI mutually decided to conclude their joint business operations as of February 6, 2005, and thereafter completed reconciling and agreeing upon the final amount due to CSI. The parties agreed that the payment source for the shares compensation due to CSI was the proceeds from the sale of 5 million shares of the Company stock by sold by CGI and advanced to GlobeTel, as described above. The net proceeds from the 5 million shares (333,333 after 1:15 reverse stock split) for CSI were $1,063,686.

After offsetting amounts due to CSI against amounts due from CSI, consisting of the amounts due for accounts receivable collected by CSI on behalf of the Centerline and for accounts receivable, pre-paid expenses and accounts payable assumed by CSI, and payments made by the Company on behalf of CSI, net of any payments made by CSI on behalf of the Company and paying CSI approximately $178,000, the balance due to CSI was $481,363 as of March 31, 2005.

In connection with the CSI agreement, the Company recorded commission expenses of $724,513 for the three months ended March 31, 2005.

Sanswire - Australian Project

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

No operations or activities were conducted through the date of this report.

Service Provider Agreement - Brazil Network

Under the service provider agreement, for services provided, Trans Global Ventures, Inc (TGV) was entitled to receive 20% of the project income, defined as: the revenues from the Brazil network, less direct costs of sales for operating this network, less other costs allocated to this project (based on multiplying total operating expenses by the percentage of Brazil network sales to total Company revenues for the year).

However, the Company and TGV are currently in the process of winding-down their joint operations. Accordingly, the Company is not currently utilizing the service provider, and, instead is utilizing the services of various other service providers with the ability to produce higher gross margin. Although the Brazil network is not presently operating, the Company intends to utilize the network in connection with its Stored Value program.

The Company recognized revenues of $101,368 for the three months ended March 31, 2005. The cost of sales, substantially all of which was paid directly to third-party suppliers, was $105,768 during the period.


Service Provider Agreement - Mexico Network

Under the service provider agreement for the Mexico network, for services provided, Qualnet Telecom, LLC (Qualnet) was entitled to receive 20% of the project income, defined as: the revenues from the Mexico network, less direct costs of sales for operating this network, less other costs allocated to this project (based on multiplying total operating expenses by the percentage of Mexico network sales to total Company revenues for the year).

The Company is not currently utilizing the service provider, and, instead is utilizing the services of various other service providers with the ability to produce higher gross margin.

Although the Mexico network is not presently operating, the network is expected to resume operating at or near capacity in the near term and the relationship continues not as that of a service provider. Instead, as described above, the Company is in the process of taking over the operations of the network and if successful, will control all income and expenses of the operations. The 20% of the project income that Qualnet was entitled to, shall now be applied against the balance it owes to GlobeTel.

The Company recognized no revenues from the Mexico network during the three months ended March 31, 2005.

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

At Englewood's sole discretion Englewood may elect in whole or in part to exchange in whole or a portion of its interest in the Joint Venture for cashless options granted by the Company. The options granted by the company shall be at ..02 cents per share (.30 after consideration of the 1:15 stock split) of the Company's common stock. Once exercised, the options shall be distributed to Englewood over a three-year period in 12 equal parts. Englewood will have piggy back registration rights for a period of two years following the grant of each block of options.

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

For the three months ended March 31, 2005, there were no transactions requiring recording in the financial statements related to this joint venture.

Use of Proceeds from Preferred Stock Subscriptions Receivable

During the three months ended March 31, 2005, $250,000 and equipment totaling $4,835,000 was received in payment of Series B Preferred Stock subscriptions receivable for a total of $5,085,000.

During the remainder of 2005, the Company anticipates receiving the balance due from the stock subscriptions of $6,414,800 million, of which substantially all is committed to capital expenditures for equipment for our stored value program.


Leases and Rents

The Company leases office facilities at 9050 Pines Blvd., Suite 110, Pembroke Pines, Florida 33024, as of April 1, 2004. This lease will expire in June 2009, and has an initial monthly rent of $5,462 with increases of 4% per year.

In November 2004, the Company leased additional adjacent space at the Pembroke Pines, Florida location under the same terms and period as the existing lease, which increased the total monthly rent to $9,186.

In January 2005, GlobeTel signed a lease agreement with the San Bernardino International Airport Authority for hanger space at the airport in San Bernardino, California for the purpose of assembling and storing the Stratellite prototype. The term of the agreement is from January 15, 2005 through March 31, 2005, at a monthly lease rate of $9,767. Three months prepaid rent totaling $29,302 was paid in December 2004. The agreement provides that with the consent of the lessor we may remain on a month-to-month basis, and the Company intends to remain in the space for the near term.

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


NOTE 5 - STOCKHOLDERS' EQUITY

Convertible Notes Payable

In January 2005, the Company entered into financing agreements for convertible promissory notes payable totaling $1.8 million. Net proceeds of $1,579,487 were received, after deducting costs and expenses related to the transaction. Under the agreements the notes were convertible into common stock of the Company at $.08 (or $1.20 after 1:15 reverse stock split) per share. Prior to any notice of conversion, the Company had the right to redeem the note(s) at a premium, subject to a 3-day right to convert by the investor.

In addition, there were two types of warrants to purchase additional shares of common stock. There were 12,500,000 Class A Warrants exercisable at $.12 (or $1.80 after 1:15 reverse stock split) per share and Redemption Warrants were to be provided in the event that the Company sought to redeem more than 50% of the principal of the note. They were given on the basis of 1,111 warrants for each $1,000 in principal the Company sought to redeem over $900,000. These Warrants are identical to the Class A Warrants except that they have an exercise price of $ .11 (or $1.65 after 1:15 reverse stock split) per share.

In February 2005, the note holders elected to convert all of the notes in the amount of $1.8 million, plus accrued interest of $5,969. Pursuant to the conversion, total shares issued were 23,074,615(or 1,538,308 after 1:15 reverse stock split) , including 500,000 (or 33,333 after 1:15 reverse stock split) shares as commission to a promoter.

At the same time in February 2005, the 12,500,000 Class A Warrants were exercised at $ .11 (or $1.65 after 1:15 reverse stock split) per share, except for one million shares at $ .1227 (or $1.84 after 1:15 reverse stock split) as agreed by the parties. Total proceeds of $1,442,650 were received and commissions totaling $80,208 were paid.

Upon agreement of the parties, in lieu of the Company exercising its redemption rights, an additional $1,237,500 was received in connection with the conversion, increasing the per share price to $ .19 (or $2.85 after 1:15 reverse stock split).

On February 5, 2005, GlobeTel filed a registration statement with the Securities and Exchange Commission on Form SB-2 to register shares offered, plus an additional shares totaling 75% of the underlying convertible notes and warrants to ensure that shares are available for conversion under all contingencies.


Stock for Services

In March 2005, the Company issued a total of 2.4 million (or 160,000 after 1:15 reverse stock split) shares for consulting and professional services, valued at $716,400, based on $ .2985 (or $4.4775 after 1 to 15 reverse stock split) per share, the closing price of the shares on the date of issuance.

Also in March 2005, the Company issued 3 million (or 200,000 after 1:15 reverse stock split) shares to a vendor for costs of sales valued at $450,000 based on $ ..30 (or $4.50 after 1 to 15 reverse stock split) per share, the closing price of the shares on the date of issuance.


Registration Statement

A registration statement Form S-8 for 32,400,000 (or 2,160,000 after 1:15 reverse stock split) shares was filed in March 2005, registering 27 million (or
1.8 million after 1:15 reverse stock split) of the options issued in 2004 (allocated pro-rata among the holders of the 129,225,064 (or 8,615,004 after 1 to 15 reverse stock split) total option shares issued in 2004), plus the 5.4 million (or 360,000 after 1:15 reverse stock split) share issued for services above.

NOTE 6 - PREFERRED STOCK

Conversion of Series A Preferred Shares

During the three months ended March 31, 2005, Series A Preferred Shareholders converted a total of 82,420,000 (or 5,494,667 after 1:15 reverse stock split) shares with a recorded value totaling $585,000.

Series B Preferred Stock Conversion Rights

Except for voting rights and conversion rights, each share of Series B Preferred Stock shall have rights that are identical to shares of the Company's common stock. The Series B Preferred Stock issued to Caterham and its nominees will have voting rights equal to 50% plus one share of the Company's authorized shares of common stock for a period of three years beginning on the first closing date and ending three years thereafter, provided that Caterham and/or its nominee have not converted more than 15% of their Series B Preferred Stock into the Company's common stock during this time period. In March 2005 the Company and Caterham amended the agreement to revise voting rights to specify that provided at least 85% of the Series B Preferred Stock remains outstanding, the holders of the Series B Preferred Stock, voting as a group, will have voting rights equal to 50% plus one shares of the Company's authorized shares of common stock for a period up to and including April 30, 2005. Thereafter the holders shall have one vote for each share of common stock for which the Series B Preferred Stock may be converted, regardless of the percentage of Series B Preferred Stock outstanding.

Beginning on the first anniversary after the first closing date and expiring two years thereafter, Caterham and its nominees may convert (in whole or in part) its Series B Preferred Stock into GlobeTel common stock. Each 1,000 share increment of Series B Preferred Stock, as a class, issued to Caterham and its nominees shall be convertible into that number of shares of the Company's common stock equal to 1% of GlobeTel then issued and outstanding shares (the "Aggregate Conversion Shares") as determined on the date in which Caterham, or one of its nominees, first converts its Series B Preferred Stock into the Company's common stock (the "First Conversion Date"). In March 2005, the Company and Caterham amended the agreement to revise conversion rights to provide issuance of 5,542,000 (or 369,467 after 1:15 reverse stock split) shares of GlobeTel common stock. Each holder of the Series B Preferred Stock will receive shares of GlobeTel aggregate conversion shares based on his pro-rata ownership of the Series B Preferred Stock. Three years after the first closing date, all of the shares of GlobeTel's Series B Preferred Stock which have not converted into GTEL common stock will be automatically converted into shares of GlobeTel's common stock.

No Series B Preferred shares were converted through the date of this report.

Series C Preferred Stock Conversion Rights


The Series C Preferred Stock subscription agreement provided that the preferred shares have not been converted, the holders of the Series C Preferred Stock, voting as a group, will have voting rights equal to the current conversion share amount at the time of the vote of GTEL's authorized shares of common stock for a period of three years from the first closing date.

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

In April 2005, the parties agree to modify the conversion terms above as follows: For a period of one year after the first closing date, the Series C Preferred Stock shall not be convertible into shares of GTEL common stock. Beginning on the first anniversary of the first closing date and for a period of two years thereafter, the purchases may convert (in whole or part) its Series C Preferred Stock into GTEL common stock in at least 250 share increments. Each increment, at the time of conversion, will represent 7.5 million (or 500,000 shares after the 1:15 reverse stock split ) shares of GTEL common stock. On the third anniversary of the First Closing Date, all shares of Series C Preferred Stock will automatically be converted into GTEL common stock (to the extent such shares have not been converted into common stock prior to this date).

No Series C Preferred shares were converted through the date of this report.

Series D Preferred Stock Conversion Rights

On July 28, 2004, the Company agreed to sell 1,000 shares of Series D Preferred Stock of GlobeTel Communications Corp. ("GTEL") to Mitchell A. Siegel, Chief Operating Officer of the Company. The Company intends to use $1 million of this investment for working capital and purchase of equipment necessary to expand the Company's stored value card programs.

Mitchell A. Siegel agreed to advance $1 million to GTEL in four (4) quarterly installments beginning August 2004. The agreement was subsequently modified for the installment period to be semi-annual and to begin in October 2004. Mr. Siegel has remitted the initial $250,000 and expects to remit the remaining amounts.

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

In April 2005, the parties agreed to modify the conversion terms above as follows: For a period of two year after the first closing date, the Series C Preferred Stock shall not be convertible into shares of GTEL common stock. Beginning on the second anniversary of the first closing date and for a period of one year thereafter, the purchaser may convert (in whole or part) its Series C Preferred Stock into GTEL common stock in at least 250 share increments. Each increment, at the time of conversion, will represent 8.75 million (or 583,333 shares after the 1:15 reverse stock split) shares of GTEL common stock. On the third anniversary of the First Closing Date, all shares of Series C Preferred Stock will automatically be converted into GTEL common stock (to the extent such shares have not been converted into common stock prior to this date).

No Series D Preferred shares were converted through the date of this report.


NOTE 7 - EARNINGS (LOSS) PER SHARE

Per share information is computed based on the weighted average number (after the 1:15 reverse stock split) of common shares outstanding (basic and diluted) during the period.

NOTE 8 - SEGMENT INFORMATION

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment sales prices are market based. The Company evaluates performance based on operating earnings of the respective business units, segregated into telecommunications services (international wholesale carrier traffic, networks, prepaid calling services, internet telephony, stored value services and Super Hubs (TM)) and the Sanswire Stratellite project. The "Unallocated" column includes expenses incurred by and net other income realized by the parent corporation, GlobeTel, including corporate operating expenses, not specifically allocated to either operating segment. Segment information for the current period is as follows:

                                        Telecom       Sanswire      Unallocated       Totals
                                     ------------    -----------    -----------    ------------
Revenues Earned                      $ 18,010,643    $        --    $        --    $ 18,010,643


Costs of Revenues Earned               17,283,963             --             --      17,283,963
                                     ------------    -----------    -----------    ------------
Gross Margin (Loss)                       726,680             --             --         726,680

Expenses                                  841,783      1,018,669      2,438,566       4,299,018
                                     ------------    -----------    -----------    ------------

Loss Before Other Income (Expense)
  and Income Taxes                       (115,103)    (1,018,669)    (2,438,566)     (3,572,338)

Other Income (Expense)                         --             --        (27,715)        (27,715)
                                     ------------    -----------    -----------    ------------

Loss Before Income Taxes                 (115,103)    (1,018,669)    (2,466,281)     (3,600,053)

Income Taxes                                   --             --             --              --
                                     ------------    -----------    -----------    ------------

Net Loss                             $   (115,103)   $(1,018,669)   $(2,466,281)   $ (3,600,053)
                                     ============    ===========    ===========    ============

Segment reported was not applicable for the prior period.


NOTE 9 - SUBSEQUENT EVENTS

Private Placement

On May 9, 2005, the Company entered into a private placement with a number of accredited investors, whereby these investors have purchased $2,357,960 in our common shares at a price of $ .1924 ($ 2.886 after 1:15 reverse stock split), with warrants to purchase up to an additional 8,578,856 (571,924 after 1:15 reverse stock split) shares of common stock at an exercise price of $ .3395 ($
5.0925 after 1:15 reverse stock split).

The Company has entered into a Registration Rights Agreement with the investors and is obligated to register the shares purchased by investors and the shares underlying the investors' warrants.

Move To American Stock Exchange

The American Stock Exchange (Amex) granted approval for the exchange contingent upon our affecting a 1 for 15 reverse stock split. Further, this approval is contingent upon the Company remaining in compliance with all applicable listing standards on the date it begins trading on the Exchange, and during the interim period preceding trading, and may be rescinded if we are not in compliance with such standards.

The reverse split is pending and it is anticipated that the shares will begin trading (post reverse) on the Amex on or about May 19, 2005.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

Three months ended March 31, 2005, ("2005" or "the current period") compared to the three months ended March 31, 2004, ("2004" or "the prior period").

Results of Operations

Revenues. During the current period, our gross sales were $18,010,643, representing an increase of 461.1% over the prior period when our gross sales were $3,210,333. Our revenues increased primarily due to revenues from our subsidiary, Centerline and its subsidiaries, which recorded consolidated revenues of $13,399,726 (or 76.1% of total revenues), consisting primarily of wholesale traffic revenues (telecommunications minutes) and related network management fees. The remainder of our revenues continued to be predominantly from telecommunications minutes going through our Philippines and Brazil networks.

Philippines network generated $3,491,970 (or 20.2% of gross revenues) and our Brazil network generated $101,368 (or less than 1% of gross revenues). Other domestic and international wholesale traffic revenues were $14,417,305 (or 79.0% of gross revenues), including revenues $2,988,375 (or 16.6% of gross revenues) from Mexico (unrelated to our Mexico network). Our Mexico network generated no revenues.

Additional revenues generated included $700,000 from a network built for an international client (netting in $35,000 of gross profit, after costs of $665,000). Revenues from our Magic Money program were $39,585 and $2,976 from the sale of IP Phones. There were no sales from these programs in the prior year.

Cost of Sales. Our cost of sales consists primarily of the wholesale cost of buying bandwidth purchased by us for resale, collocations costs, technical services, wages, equipment leases, and the costs of telecommunications equipment. We had cost of sales of $17,283,963 for the current year, compared to $3,164,741 for the prior period. We expect cost of sales to increase in future periods to the extent that our sales volume increases.

Gross Margin (Loss). Our gross margin was $726,680 or 4.0% for the current period, compared to $45,592 or 1.4% of total revenues in the prior period, an increase of $681,088 or 767.9%. The increase is primarily due to the fact that there was lower margin on resale of wholesale minutes related to the increased cost of the minutes to terminate, especially the Mexico network, where our margin was less than two percent, and initial activities of Centerline, where our gross margin was minimal or zero in the prior period. We expect to derive higher margins once we formally take over the operations of our customer's Mexico network as described in Part II, Item 1 "Legal Proceedings," and commence sales directly to the retail market.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, bad debts, investment banking and financing fees, investor and public relations, research and development, sales commissions telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for the current period were $4,299,018 compared to prior period operating expenses of $1,341,459, an increase of $2,957,559 or 220%. The increase is primarily due to the following.

Consulting and professional fees increased to $1,238,458 (including non-cash compensation of $716,400), from $194,405 in the prior period. Investment banking and financing fees increased to $439,715 in the current period, related to obtaining funding of approximately $4.8 million, compared to none in the prior period

In addition, employee payroll and related taxes for the current period were $570,501 compared to $72,288, an increase of $494,303 or 637.9%. This increase was due to expansion of our operations, facilities and workforce, related to additional services required to develop and expand our geographical and product markets and projects, including our Stored Value Program, our Sanswire Project, and international markets, primarily in Asia and Australia, as well as increased professional fees in maintaining and expanding a public company.

We incurred $443,924 of research and development costs for our Sanswire project
- development of the Stratellite during the current period, compared to none in the prior year, whereas the Sanswire assets were acquired in April 2004.

We incurred $724,513 of sales commissions for our Centerline operations during the current period, compared to none in the prior year, whereas the Centerline operations began in after the prior period in 2004.

Income (Loss) from Operations. We had an operating loss of ($3,572,338) for the current period as compared to an operating loss of ($1,295,867) for the prior period, primarily due to increased operating expenses as described above, including the expansion of our various programs. We expect that we will continue to have higher operating costs as we increase our staffing and continue expanding operations, programs, projects and operating costs related to our newly acquired subsidiaries.


Other Income (Expense). We had net other expenses totaling $27,715 during the current period compared to $2,700 in the prior period.

Net Income (Loss). We had a net loss of ($3,600,053) in the current period compared to a net loss of ($1,298,567) in the prior period. The net loss is primarily attributable to the increase in the operating expenses as discussed above.

Liquidity and Capital Resources

Assets. At March 31, 2005, we had total assets of $15,124,388 compared to total assets of $4,292,220 as of March 31, 2004.

The current assets at March 31, 2005, were $6,390,994, compared to $3,877,848 at March 31, 2004. As of March 31, 2005, we had $3,604,441 of cash and cash equivalents compared to $333,917 as of March 31, 2004. The increase in cash and cash equivalents is primarily related to private placement funding during the current period.

Our net accounts receivable were $2,575,932 as of March 31, 2005, compared to $3,039,427 at the same point in 2004. Approximately 94% of the March 31, 2005, receivables were attributable to four customers, including 27% or $695,087 (net of allowance) related to the Mexico network, 19% or $485,800 (net of allowance) related to the Brazil network and 48% or $1,232,310 related to the Philippines network. We have increased our allowance for doubtful accounts by $94,095 for the year.

Other current assets included $49,307 in prepaid expense, primarily prepaid minutes with carriers, compared to $245,300 in 2004; $60,976 inventory of IP Phones, compared to none in the prior year; and deposits on equipment purchases and other current assets of $88,994 compared to none in 2004.

We had other assets totaling $3,181,363 as of March 31, 2005, compared to $27,057 as of March 31, 2004. The increase was attributable primarily to the acquisition of the Sanswire intangible assets valued at $2,778,000 and investment in CGI, our unconsolidated foreign subsidiary, totaling $352,300 as of March 31, 2005. Neither of these two items existed as of March 31, 2004.

Liabilities. At March 31, 2005, we had total liabilities of $2,765,146 compared to total liabilities of $1,423,180 as of March 31, 2004.

The current liabilities at March 31, 2005 were $2,761,176 compared to $1,423,180 at March 31, 2004, an increase of $1,337,996. The increase is principally due to $1,163,786 due to CGI, our unconsolidated foreign subsidiary, contractual obligations netting $481,363 due to CSI, and $300,000 in sign-on bonuses payable to Sanswire employees with GlobeTel stock. There were no significant long-term liabilities as of March 31, 2005 and 2004.


Cash Flows. Our cash used in operating activities was ($2,525,356) for the current period, compared to ($1,137,403) for the prior period. The increase was primarily due to the increased level of operations and operating activities and changes in our current assets and liabilities.

Our cash used in investing activities, including acquisitions of property and equipment totaling ($5,151,177), relating primarily to our expanding telecommunication program, compared to ($3,792) in the prior year.

Net cash provided by financing activities was $10,679,415, principally from proceeds from the sale of preferred stock of $5,085,200 for the current period, compared to $1,132,060 in the prior period; proceeds totaling $1,800,000 (before related costs) for convertible notes payable; $2,631,120 from sales of common stock, relating to the exercise of warrants by convertible note holders; and proceeds of $1,163,786 (net of repayments) from the loan payable to CGI.

In order for us to pay our operating expenses during 2005, including certain operating expenses of our wholly-owned subsidiaries, Sanswire and Centerline, and the overall expansion of our operations, we raised approximately $10.7 million during the current period. An additional, private placement funding approximately $3.5 million is expected to be received during the second quarter of 2005.

As detailed in the financial statements, we have stock subscriptions receivable for preferred shares that will raise a total of approximately $7 million in cash in 2005, primarily in the form of financing provided by Series B preferred shareholders. Of these funds, $5 million is committed to the purchases of equipment (two data switches) for our stored value program. With this funding, as well as the additional funding received to-date in 2005, we will have the existing capital resources necessary to fund our operations and capital requirements as presently planned over the next twelve months. However, if we do not receive the full amount, then we may not have the existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements and therefore we may have to pursue additional funds through the issuance of debt and/or equity instruments.

Furthermore, the capital markets have responded favorably to our growth and business strategies through to-date in 2005, particularly as a result of our Stratellite project, and increased investment is anticipated in the near term.

As reflected in the accompanying financial statements, during the period ended March 31, 2005, we had a net loss of ($3,600,053) compared to a net loss of ($1,298,567) during the prior period. Consequently, there is an accumulated deficit of ($43,261,089) at March 31, 2005, compared to ($27,792,733) at March
31, 2004.

This Form 10-Q and other statements issued or made from time to time by GlobeTel contain statements which may constitute "Forward-Looking Statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934 by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding our intent, belief or current expectations, our officers and directors and the officers and directors of our subsidiaries as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results and the timing of certain events may differ materially from those contemplated by such forward-looking statements.

Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. Words like "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions identify forward-looking statements.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2005, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

For the year ended December 31, 2004, the Company's independent auditors, Dohan and Company, CPA's, P.A. ("Dohan") advised management and the Board of Directors by a letter dated March 19, 2005 that, in connection with its audit of the Company's consolidated financial statements for the year ended December 31, 2004, it noted certain matters involving internal control and its operation that it considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent auditors' attention that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. Further, a material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Dohan advised management and the Board of Directors that it considered the items that constitute material weaknesses in internal control and operations. Dohan noted that these matters were considered by them during their audit and did not modify the opinion expressed in its independent auditor's report dated March 19, 2005.

The Company is in the process of assessing the findings of its independent auditors. As noted above, however, the Company has made and is continuing to make changes in its controls and procedures, including its internal control over financial reporting, aimed at enhancing their effectiveness and ensuring that the Company's systems evolve with, and meet the needs of, the Company's business. As further noted above, the Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company's controls and procedures, including its internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. We have established a financial reporting controls committee, which meets quarterly to address corporate financial issues and has added two more employees to its accounting staff, include an experienced full-time Controller. Furthermore, we are currently in the process of restructuring departmental responsibilities and instituting a budgeting process.


                           PART II - OTHER INFORMATION
Item 1. Legal Proceedings

Former Consultants

We are a defendant in two lawsuits filed by Matthew Milo and Joseph Quattrocchi, two former consultants, filed in the Supreme Court of the State of New York (Richmond County, Case no. 12119/00 and 12118/00). These matters were subsequently consolidated as a result of an Order of the court and now bear the singular index number 12118/00. The original lawsuits were for breach of contract. The complaint demands the delivery of 10,000,000 shares of ADGI stock to Milo and 10,000,000 to Quattrocchi. GlobeTel was entered into the action, as ADGI was the predecessor of the Company. The suit also requests an accounting for the sales generated by the consultants and attorneys fees and costs for the action.

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

In February 2005, the customer agreed that proceeds from the network operations will be paid totally to GlobeTel, including the customer's portion of the profit sharing, until the amount they owe us has been fully paid. Upon full payment, we will begin the sharing profits again in accordance with the contract.

As of the date of this report, we have taken possession and control of the network operations, along with the substantial portion of the related equipment, and we anticipate receiving positive cash flow from the network operations, as well as receipt of the Mexican tax refunds, later in 2005.

This situation with our customer has caused us to record an allowance for bad debt expense of $1,251,710 and $938,782 through March 31, 2005 and December 31, 2004, respectively. We are not certain of the amounts that, ultimately, we will realize from our Mexico associate.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds


In January 2005, the Company entered in financing agreements for convertible promissory notes payable totaling $1.8 million. Net proceeds of $1,579,487 were received, after deducting costs and expenses related to the transaction. Under the agreements the notes were convertible into common stock of the Company at $.08 (or $1.20 after 1:15 reverse stock split) per share. Prior to any notice of conversion, the Company had the right to redeem the note(s) at a premium, subject to a 3-day right to convert by the investor.

In addition, there were two types of warrants to purchase additional shares of common stock. There were 12,500,000 Class A Warrants exercisable at $.12 (or $1.80 after 1:15 reverse stock split) per share and Redemption Warrants were to be provided in the event that the Company sought to redeem more than 50% of the principal of the note. They were given on the basis of 1,111 warrants for each $1,000 in principal the Company sought to redeem over $900,000. These Warrants are identical to the Class A Warrants except that the have an exercise price of $ .11 (or $1.65 after 1:15 reverse stock split) per share.

In February 2005, the note holders elect to convert all of the notes in the amount of $1.8 million, plus accrued interest of $5,969. Pursuant to the conversion, total shares issued were 23,074,615(or 1,538,308 after 1:15 reverse stock split), including 500,000 (or 33,333 after 1:15 reverse stock split) shares as commission to a promoter.

At the same time in February 2005, the 12,500,000 Class A Warrants were exercised at $ .11 (or $1.65 after 1:15 reverse stock split) per share, except for 1 million share at $ .1227 (or $1.84 after 1:15 reverse stock split) as agreed by the parties. Total proceeds of $1,442,650 were received and commissions totaling $80,208 were paid.

Upon agreement of the parties, in lieu of the Company exercising its redemption rights, an additional $1,237,500 was received in connection with the conversion, increasing the per share price to $ .19 (or $2.85 after 1:15 reverse stock split).

On February 5, 2005 GlobeTel filed a registration statement with the Securities and Exchange Commission on Form SB-2 to register shares offered, plus an additional shares totaling 75% of the underlying convertible notes and warrants to ensure that shares are available for conversion under all contingencies.


Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters brought to a vote of security holders during the quarter ended March 31, 2005.

On May 6, 2005, by written consent of the majority vote of its shares, the Board of Directors approved reverse split of our shares of common stock on a one for fifteen (1:15) basis, in anticipation of our stock moving to the American Stock Exchanges on May 19, 2005

Item 5. Other Information

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

GLOBETEL COMMUNICATIONS CORP.

Registrant


/s/ Timothy Huff
Timothy Huff, Chief Executive Officer

Date: May 12, 2005


/s/ Thomas Y. Jimenez
Thomas Y. Jimenez, Chief Financial Officer

Date: May 12, 2005