Form 10-Q
period 2005-06-30
GLOBETEL COMMUNICATIONS CORP
filed 2005-08-12
CIK 919742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
                                   (Mark one)
   |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                       OR
      |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

          For the transition period from ____________ to _____________

                         Commission file number 0-23532

                          GLOBETEL COMMUNICATIONS CORP.

        (Exact name of small business issuer as specified in its charter)

           Delaware                                       88-0292161
----------------------------                  --------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
      of incorporation
      or organization)

               9050 Pines Blvd. Suite 110 Pembroke Pines Fl 33024
                    (Address of principal executive offices)

                                  954-241-0590
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 8, 2005, we had issued and outstanding 77,108,788 common stock,

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                       PART I - FINANCIAL INFORMATION Page

Item 1. Financial Statements                                              3
Item 2. Management's Discussion and Analysis of Financial
        Condition And Results of Operations                              20
Item 3. Quantitative and Qualitative Disclosures About Market Risk       25
Item 4. Controls and Procedures                                          25

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      28
Item 3. Defaults Upon Senior Securities                                  28
Item 4. Submission of Matters to a Vote of Security Holders              28
Item 5. Other Information                                                28
Item 6. Exhibits                                                         29

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        Consolidated Balance Sheets - June 30, 2005 (Unaudited)
        and December 31, 2004 (audited)                                   4
        Consolidated Statements of Operations (Unaudited)                 6
        Consolidated Statements of Cash Flows (Unaudited)                 8
        Notes to Consolidated Financial Statements (Unaudited)           10

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,      December 31,
                                                                                      2005            2004
---------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)       (Audited)
ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                                   $  3,536,535    $    601,559
       Restricted Cash                                                                  172,000              --
       Accounts receivable, less allowance for doubtful accounts of $1,867,628        1,076,232       1,740,883
            and $1,505,731
       Advances to employees                                                              1,500           6,885
       Prepaid expenses                                                                 130,074          58,900
       Inventory                                                                         60,976          63,976
       Deposits on equipment purchase                                                   104,993          88,994
       Deferred tax asset, less valuation allowance of $5,962,651 and $4,529,043             --              --
---------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                       5,082,310       2,561,197
---------------------------------------------------------------------------------------------------------------

 PROPERTY AND EQUIPMENT, net of accumulated depreciation of                           6,382,929         445,756
            $348,867 and $270,002
---------------------------------------------------------------------------------------------------------------

 OTHER ASSETS
       Investment in unconsolidated foreign subsidiary - Consolidated Global            352,300         352,300
             Investments, Ltd.
       Advances to related party - HotZone Wireless                                      21,658              --
       Intangible assets - Sanswire Networks, LLC                                     2,778,000       2,778,000
       Deposits                                                                          52,036          50,712
       Prepaid expenses                                                                      --           8,012
---------------------------------------------------------------------------------------------------------------
           TOTAL OTHER ASSETS                                                         3,203,994       3,189,024
---------------------------------------------------------------------------------------------------------------

 TOTAL ASSETS                                                                      $ 14,669,233    $  6,195,977
===============================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES

 CURRENT LIABILITIES
       Accounts payable                                                            $    783,776    $    456,248
       Current portion of capital lease obligations                                       2,960           2,846
       Due to related party - Carrier Services, Inc.                                    454,922              --
       Advances from unconsolidated foreign subsidiary - CGI, for Sanswire            1,454,015              --
             licensing rights
       Accrued officers' salaries                                                       171,704         198,333
       Accrued expenses and other liabilities                                           139,982          93,436
       Deferred revenues                                                                 13,984          46,319
       Related party payables                                                           117,500         117,500
---------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                                  3,138,843         914,682
---------------------------------------------------------------------------------------------------------------

 LONG-TERM LIABILITIES
       Capital lease obligations                                                             --           4,718
---------------------------------------------------------------------------------------------------------------
           TOTAL LONG-TERM LIABILITIES                                                       --           4,718
---------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                          3,138,843         919,400
---------------------------------------------------------------------------------------------------------------

          COMMITMENTS AND CONTINGENCIES (Note 4)

 STOCKHOLDERS' EQUITY
       Series A Preferred stock, $.001 par value, 10,000,000 shares authorized;
          18,000 and 96,500 shares issued and outstanding:                                   --              97
           Additional paid-in capital - Series A Preferred stock                             --         697,403
       Series B Preferred stock, $.001 par value, 35,000 shares authorized;
           35,000 and 0 shares issued and outstanding:                                       35              35
           Additional paid-in capital - Series B Preferred stock                     14,849,965      14,849,965
       Series C Preferred stock, $.001 par value, 5,000 shares authorized;
           750 shares issued and outstanding:                                                 1               1
           Additional paid-in capital - Series C Preferred stock                        749,999         749,999
       Series D Preferred stock, $.001 par value, 5,000 shares authorized;
           1,000 shares issued and outstanding:                                               1               1
           Additional paid-in capital - Series D Preferred stock                        999,999         999,999
       Common stock, $.00001 par value, 100,000,000 shares authorized;
           78,713,150 and 63,389,976 shares issued and outstanding                          787             634
       Additional paid-in capital                                                    51,123,240      39,889,479
       Stock subscriptions receivable:
           Series B Preferred Stock                                                  (6,414,800)    (11,500,000)
           Series D Preferred Stock                                                    (500,000)       (750,000)
           Common Stock                                                                 (60,364)             --
       Accumulated deficit                                                          (49,218,473)    (39,661,036)
---------------------------------------------------------------------------------------------------------------
           TOTAL STOCKHOLDERS' EQUITY                                                11,530,390       5,276,577
---------------------------------------------------------------------------------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 14,669,233    $  6,195,977
===============================================================================================================

See accompanying notes.

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            For the Six Months              For the Three Months
                                                               Ended June 30,                  Ended June 30,
                                                            2005             2004             2005             2004
-----------------------------------------------------------------------------------------------------------------------
REVENUES EARNED                                        $  37,711,175    $   7,000,419    $  19,700,531    $   3,790,085
COST OF REVENUES EARNED                                   37,066,480        6,814,712       19,782,516        3,688,110
-----------------------------------------------------------------------------------------------------------------------
     GROSS MARGIN (LOSS)                                     644,695          185,707          (81,985)         101,975
-----------------------------------------------------------------------------------------------------------------------

EXPENSES
Payroll and related taxes                                 1 ,473,956          185,965          903,365          109,677
Consulting and Professional fees                           4,346,320          477,608        3,062,862          245,063
Officers' and Directors' compensation                        555,488          682,260          245,938          165,594
Bad debts                                                    383,560          429,031          289,469           30,282
Investment banking and financing fees                        449,550          169,066            9,835          169,066
Investor and public relations                                193,597           73,904          167,867           73,904
Commissions expense - related party
    Carrier Services, Inc.                                   724,513               --               --               --
Research and development - Sanswire                          818,460           16,277          374,535           16,277
Other operating expenses                                     350,694           77,693          243,152           34,056
Telephone and communications                                  63,781           34,292           41,834           18,415
Travel and related expenses                                  281,266           93,873          155,086           49,981
Rents                                                        143,251           31,858           73,292           17,867
Insurance and employee benefits                              355,105           44,027          291,689           22,843
Depreciation and amortization                                 50,240           24,616           31,838           12,900
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
  TOTAL EXPENSES                                          10,189,781        2,340,470        5,890,762          965,925
-----------------------------------------------------------------------------------------------------------------------

LOSS BEFORE OTHER INCOME
(EXPENSE) AND INCOME TAXES                                (9,545,086)      (2,154,763)      (5,972,747)        (863,950)
-----------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
Net gains on settlement of liabilities                            --            3,515               --               --
Net gain on discontinued operations                               --               --               --               --
Interest income                                               21,813              971           15,618              235
Interest expense                                             (34,110)         (10,593)            (200)          (3,642)
-----------------------------------------------------------------------------------------------------------------------
NET OTHER INCOME (EXPENSE)                                   (12,297)          (6,107)          15,418           (3,407)
-----------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                                  (9,557,383)      (2,160,870)      (5,957,329)        (867,357)

INCOME TAXES
Provision for income taxes                                        --               --               --               --
Tax benefit from utilization of net
  operating loss carryforward                                     --               --               --               --
-----------------------------------------------------------------------------------------------------------------------
TOTAL INCOME TAXES                                                --               --               --               --
-----------------------------------------------------------------------------------------------------------------------

NET LOSS                                               $  (9,557,383)   $  (2,160,870)   $  (5,957,329)   $    (867,357)
-----------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                     BASIC                70,570,901       46,761,179       75,003,707       46,670,993

                                     DILUTED             116,114,729       46,761,179      120,547,535       46,670,993
=======================================================================================================================

NET LOSS PER SHARE
                                     BASIC             $       (0.14)   $       (0.05)   $       (0.08)   $       (0.02)

                                     DILUTED           $       (0.08)   $       (0.05)   $       (0.05)   $       (0.02)
=======================================================================================================================

See accompanying notes.

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   For the Six Months Ended June 30,
                                                                                        2005            2004
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                      $ (9,557,383)   $ (2,160,870)
      Adjustments to reconcile net loss to net cash used by operating activities:
              Depreciation and amortization                                               86,264         107,254
              Bad debt expense                                                          (383,560)        429,031
              Common stock exchanged for services                                      3,473,899         600,566
      (Increase) decrease in assets:
              Accounts receivable                                                      1,048,212        (450,360)
              Advances to employees                                                        5,385              --
              Prepaid expenses                                                          (243,175)       (138,358)
              Inventory                                                                    3,000         (86,060)
              Deposits                                                                    (1,324)        (33,714)
              Prepaid expenses - other assets                                            180,012
      Increase (decrease) in liabilities:
              Accounts payable                                                           327,475        (270,855)
              Due to related payable - Carrier Services, Inc.                            454,922              --
              Accrued officers' salaries and bonuses                                     (26,629)
              Accrued expenses and other liabilities                                      46,545           1,411
              Deferred revenues                                                          (32,335)        (13,863)
              Deferred revenues - related party                                               --         (10,744)
----------------------------------------------------------------------------------------------------------------
              NET CASH USED BY OPERATING ACTIVITIES                                   (4,618,692)     (2,026,562)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of property and equipment                                           (5,923,437)        (52,758)
      Advances to affiliate - HotZone Wireless                                           (21,658)             --
      Deposit on equipment                                                               (16,000)        (50,000)
----------------------------------------------------------------------------------------------------------------
              NET CASH USED BY INVESTING ACTIVITIES                                   (5,961,095)       (102,758)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Sale of preferred stock - Series A                                                      --       1,132,060
      Sale of preferred stock - Series B                                               5,085,200         850,000
      Sale of preferred stock - Series C                                                      --         125,000
      Sale of preferred stock - Series D                                                 250,000              --
      Sale of common stock                                                             5,102,152              --
      Proceeds from convertible notes payable                                          1,800,000              --
      Proceeds from loan payable to unconsolidated foreign subsidiary - CGI            1,514,015              --
      Payments loan payable to unconsolidated foreign subsidiary - CGI                   (60,000)             --
      Proceeds from capital lease financing                                                   --          (1,322)
      Payments on capital lease financing                                                 (4,604)             --
      Proceeds from notes and loans payable                                                   --         375,000
      Payments for Letters of Credit                                                    (172,000)
      Payments on notes and loans payable                                                     --        (200,000)
      Proceeds from related party payables                                                    --          60,000
----------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                               13,514,763       2,340,738
----------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND EQUIVALENTS                                                   2,934,976         211,418

CASH AND EQUIVALENTS - BEGINNING                                                         601,559         224,994
----------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS - ENDING                                                       $  3,536,535    $    436,412
================================================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
          Interest                                                                  $     34,110    $     10,540
          Income taxes                                                              $         --    $         --

In addition to amounts reflected above, common stock was issued for:
          Shares issued for services                                                $  3,473,899    $    600,566
          Shares issued for convertible notes payable                               $  1,800,000    $         --
          Shares issued for payment on equipment purchase                           $    100,000    $         --
          Conversion of Series A preferred stock to common stock                    $    697,500    $         --
          Payment of Series B preferred stock subscriptions receivable for          $  4,835,200    $         --
                equipment

           Additional shares issued to investors, pursuant to anti-dilutive provision in agreement; 291,317 shares issued and recorded at par value

Non-cash Financing Activities:

      On April 27, 2004, $15,000,000 of Series B preferred stock was issued. A stock subscription receivable of $6,414,800 was outstanding as of June 30, 2005.

      On April 27, 2004, $1,000,000 of Series C preferred stock was issued. No stock subscription receivable was outstanding as of June 30, 2005.

      On July 28, 2004, $1,000,000 of Series D preferred stock was issued. A stock subscription receivable of $500,000 was outstanding as of June 30, 2005
--------------------------------------------------------------------------------

See accompanying notes.

                 GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements

The accompanying unaudited financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

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

Basis of Presentation

The financial statements include the accounts of GlobeTel Communication Corp.(the "Company" or "Globetel") and its wholly-owned subsidiaries, Sanswire, LLC and Centerline Communications, LLC, and its wholly-owned subsidiaries, EQ8, LLC, EnRoute Telecom, LLC, G Link Solutions, LLC, Volta Communications, LLC, and Lonestar Communications, LLC, as well as the accounts GTCC de Mexico, S.A. de C.V, which is owned 99% by GlobeTel.

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

Nature of Operations

      GlobeTel Communications Corp. is engaged in the business of diversified Telecommunications and Financial Services Company. GlobeTel operates business units in Stored Value debit cards, as a certified MasterCard processor, the sale of Carrier grade VOIP of Long Distance to major Long Distance re-sellers, VOIP Technology, Wireless radio technology. These self-contained business units were developed to operate independently of each other. Operating on a global basis, GlobeTel has, historically focused its business development on markets outside of the United States. Current operations and business relationships exist in Asia, Europe, South America, Mexico and the Caribbean.

      In addition, its subsidiary, Sanswire Networks, LLC, is developing a National Wireless Broadband Network utilizing high-altitude airships called Stratellites that will be used to provide wireless voice, video, and data services.

      A Stratellite (TM) is a high-altitude airship that when in place in the stratosphere (approximately 65,000 feet) will provide a stationary platform for transmitting various types of wireless communications services currently transmitted from cell towers and satellites. The Stratellite (TM) is similar to a satellite in concept, but is stationed in the stratosphere rather than in orbit. The Stratellite (TM) will allow subscribers to easily communicate in "both directions" using readily available wireless devices.

Organization and Capitalization

On May 6, 2005, the Board of Directors approved a reverse split of the Company's shares of common stock on a one for fifteen (1:15) basis, in anticipation of the Company's move to the American Stock Exchange (Amex) on May 23, 2005. The reverse was subsequently approved by written consent of the majority vote of its common shares. All common stock amounts in this report have been retroactively restated to account for the reverse stock split, unless otherwise noted.

Move To American Stock Exchange

The American Stock Exchange (Amex) granted approval for the Company to list is shares on the exchange and the Company began trading on the Amex under the symbol GTE on May 23, 2005.

Accounts Receivable and Allowance for Doubtful Accounts

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers and, in connection with our Mexico network, Mexican tax refunds receivable. The Company estimates doubtful accounts on an item-to-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally balances that are ninety-days overdue. Bad debt expense for the six months ended June 30, 2005 and for the year 2004 were $383,560 and $429,031, respectively.

Concentration of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains a substantial portion of its day-to-day operating cash balances at a single financial institution. As of June 30, 2005 and December 31, 2004, the Company had $3,364,483 and $462,690, respectively, in excess of federally insured limits.

The Company had restricted cash of $172,000 as of June 30, 2005, for letters of credits to suppliers.

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

Intangible Assets

It is the Company's policy to test for impairment of intangible assets no less than quarterly, or when conditions occur, which may indicate an impairment. The Company's intangible assets, which consist primarily of intellectual property, including technology and know-how, were evaluated by management, initially and as of June 30, 2005 and determined to have an indefinite useful life and are not subject to amortization. The Company also tested the assets for impairment and determined that no adjustment for impairment was necessary as of June 30, 2005 whereas the fair value of the intangible assets exceed its carrying amount.

NOTE 2 - ACCOUNTS RECEIVABLE AND SALES - SIGNIFICANT CONCENTRATION OF CREDIT RISK AND ECONOMIC DEPENDENCE

As of June 30, 2005, three customers accounted for 87% of the Company's accounts receivable, including 56% attributable to the Brazil network customer, 24% related to the Mexico network customer, and 7% related to the Philippines network customer.

One customer accounted for 12% and 16% of the Company's sales for the three and six months ended June 30, 2005, respectively, attributable to our Philippines network (not related to the Mexico network).

Sales attributable to foreign operations for the three and six months ended June 30, 2005 were $19,700,532 or 100% and $37,451,981 or 99% of total sales, respectively. Revenue is attributable to various foreign countries, since calls either originate or terminate in these countries. All transactions were accounted for in U.S. currency, and no gain or loss was recorded on fluctuations in foreign currency.

NOTE 3 - INVESTMENT IN AND ADVANCES FROM UNCONSOLIDATED FOREIGN SUBSIDIARY - CGI

Notwithstanding the Company's 73.15% ownership interest and control of Consolidated Global Investments (CGI)'s Board of Directors, the Company has not consolidated CGI into its accounts, whereas CGI is a foreign subsidiary of the Company, with no current operations. Furthermore, the primary asset of CGI as of June 30, 2005, consists of the 10.5 (pre-split) million shares of the Company's stock. Such consolidation is not required by generally accepted accounting principles in the United States.

The Company's stock issuances to acquire its interest in CGI, as described in our December 31, 2004, Form 10-KSB, were recorded at par value, and the carrying value of the Company's investment in the unconsolidated foreign subsidiary is $352,000, representing the sum of cash advanced by the Company to CGI through June 30, 2005.

As of June 30, 2005, CGI's shares were not trading on the Australian Stock Exchange, or any other exchange. However, CGI expects the shares to be re-listed in the near-term. The Company intends to make CGI into an operating company, with operations in Telecommunications and Sanswire projects, expanding the Company's presence in the Asian market, and resulting in the marketability of CGI's stock and potential income from the subsidiary. Upon the occurrence of such events, the Company may adjust the carrying value of and/or consolidate the subsidiary in accordance with generally accepted accounting principles used in the United States.

In addition, the Company has agreed with the Liquidator of CGI's former UK subsidiary to acquire telecommunication equipment owned by that former subsidiary valued by the Company at $128,210.

Through June 30, 2005, CGI sold a total of 7 million shares (466,667 after consideration of the 1:15 stock split) of GlobeTel stock, resulting in total net proceeds of $1,553,961. These proceeds were advanced to GlobeTel. CGI had acquired the shares during its course of business prior to becoming an affiliate of GlobeTel. A net balance advanced from CGI of $1,454,015 as of June 30, 2005. The amounts advanced from CGI to GlobeTel are to be applied towards CGI's pending acquisition of certain licensing rights for Sanswire, the terms of which the parties are currently negotiating. An additional 20,000 shares (post-split) were sold in July 2005 for net proceeds of $53,184, which was also advanced to GlobeTel.

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

As a result of the non-payment and because the outcome of the motion cannot be determined, the Company wrote off as bad debt, accounts receivable of $938,792 for 2004 and $312,918 for the six months ended June 30, 2005, for a total write-off of $1,251,710.

Contingent Consideration - Sanswire Asset Acquisition

In accordance with the Sanswire and Stratodyne agreements a total of 28 million shares (before the 1:15 reverse stock split) were issued, as discussed in our December 31, 2004, Form 10-KSB. On February 5, 2005, GlobeTel filed a registration statement to register shares associated with these agreements. An additional 200 million (13,333,333 after 1:15 reverse stock split) shares were to be issued pursuant to the terms and conditions of the "successful commercial launch" of a commercial communications platform aboard an airship developed by Sanswire and Stratodyne by the December 31, 2005 closing date. The Stratodyne agreement provides that 50 million (3,333,333 after 1:15 reverse stock split) of the 200 million (13,333,333 after 1 to 15 reverse stock split) additional shares will be issued to Stratodyne or its assignee(s) and the remaining 150 million (10 million after 1:15 reverse stock split) shares to Sanswire Technologies, Inc.

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

Due To Related Party - Carrier Services, Inc.

As described in the Company's December 31, 2004, Form 10-KSB, the Company entered into an agreement with Carrier Services, Inc. (CSI) in 2004 whereby CSI, upon the Company's subsidiary, Centerline, achieving $25 million in revenues, will receive 5 million (333,333 after 1:15 reverse stock split) shares of the company's publicly traded stock.

The required revenues were achieved in January 2005 and CSI became entitled to the shares. The Company and CSI mutually decided to conclude their joint business operations as of February 6, 2005, and thereafter completed reconciling and agreeing upon the final amount due to CSI. The parties agreed that the payment source for the shares compensation due to CSI was the proceeds from the sale of 5 million shares of the Company stock sold by CGI and advanced to GlobeTel, as described above. The net proceeds from the 5 million shares (333,333 after 1:15 reverse stock split) for CSI were $1,063,686.

After offsetting amounts due to CSI against amounts due from CSI, consisting of the amounts due for accounts receivable collected by CSI on behalf of Centerline and for accounts receivable, pre-paid expenses and accounts payable assumed by CSI, and payments made by the Company on behalf of CSI, net of any payments made by CSI on behalf of the Company and paying CSI approximately $178,000, the balance due to CSI was $454,922 as of June 30, 2005.

In connection with the CSI agreement, the Company recorded commission expenses of $724,513 for the three months ended March 31, 2005 and $0 for the three months ended June 30, 2005.

In addition, GlobeTel purchased telecommunications equipment for its Centerline subsidiary from CSI for $500,000. As payment, 33,334 shares of GlobeTel common stock (post-split) valued at $100,000 were issued, and the balance was paid with cash. The purchase agreement also required GlobeTel to provide $150,000 for the reconstruction and establishment of a new telecom switch site in Los Angeles, CA. GlobeTel has complied with this provision.

Joint Venture Agreement - Englewood Corporation

On May 3, 2004, the Company entered into a Joint Venture Agreement and Stock Option Plan with Englewood Corporation and respectively with Joseph Seroussi an individual (Agreement). Under the agreement, Englewood gives to the Company all of its current and new products and services in the telephony, financial and non financial services fields; all market contacts and relationships and existing and future telecommunications; non financial and financial contracts; and to develop the processing capabilities for transactions on networks in conjunction with ATM, debit and credit cards including but not limited to, the financial networks of MasterCard, MasterCard International, VISA and private banking ATM networks; along with the ability to market such products and services through strategic partners in various countries around the world. Subject to the terms and conditions of the Agreement, the Company will earn 100% of all revenues and profits. During the three-year term of this Agreement Englewood at its sole discretion may elect to have a third party independent appraiser, mutually agreed to by both parties, determine the fair market value of the Joint Venture. The Englewood portion of the value of the Joint Venture will be equal to 20% of the fair market value of the Joint Venture.

At Englewood's sole discretion, Englewood may elect in whole or in part to exchange in whole or a portion of its interest in the Joint Venture for cashless options granted by the Company. The options granted by the company shall be at ..02 cents per share (.30 after consideration of the 1:15 stock split) of the Company's common stock. Once exercised, the options shall be distributed to Englewood over a three-year period in 12 equal parts. Englewood will have piggy back registration rights for a period of two years following the grant of each block of options.

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

For the three and six months ended June 30, 2005, there were no transactions requiring recording in the financial statements related to this joint venture.

Use of Proceeds from Preferred Stock Subscriptions Receivable

During the six months ended June 30, 2005, the Company received $250,000 and equipment totaling $4,835,000 in payment of Series B Preferred Stock subscriptions receivable for a total of $5,085,000.

During the remainder of 2005, the Company anticipates receiving the balance due from the stock subscriptions of the $6,414,800 of which substantially all is committed to capital expenditures for equipment for our stored value program.

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

In January 2005, GlobeTel signed a lease agreement with the San Bernardino International Airport Authority for hanger space at the airport in San Bernardino, California for the purpose of assembling and storing the Stratellite prototype. The term of the agreement is from January 15, 2005 through March 31, 2005, at a monthly lease rate of $9,767. Three months prepaid rent totaling $29,302 was paid in December 2004. The agreement provides that with the consent of the lessor we may remain on a month-to-month basis, and the Company remained in the space until moving to its new facility in Palmdale, California on June 1, 2005. The lease for the Palmdale facility is for a term of three months with a monthly rent of $19,990.

Sanswire Technologies, Inc., the company from which we purchased our Sanswire Networks, LLC intangible assets, had an office space lease in Dekalb County, Georgia. The lease term was from April 1, 2004 through March 31, 2005, with monthly rent of $2,628. Although not directly obligated on this lease, the Company paid the monthly rent from May 2004 through March 2005, whereas employees of our subsidiary, Sanswire Networks, LLC, utilized the premises. The employees have since vacated the premises and the lease expired as of March 2005.

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

In February 2005, the note holders elected to convert all of the notes in the amount of $1.8 million, plus accrued interest of $5,969. Pursuant to the conversion, total shares issued were 23,074,615 (or 1,538,308 after 1:15 reverse stock split) including 500,000 (or 33,333 after 1:15 reverse stock split) shares as commission to a promoter.

At the same time in February 2005, the 12,500,000 Class A Warrants were exercised at $ .11 (or $1.65 after 1:15 reverse stock split) per share, except for one million shares at $ .1227 (or $1.84 after 1:15 reverse stock split) as agreed by the parties. Total net proceeds of $1,442,650 were received and commissions totaling $80,208 were paid.

Upon agreement of the parties, in lieu of the Company exercising its redemption rights, an additional $1,237,500 was received in connection with the conversion, increasing the per share price to $ .19 (or $2.85 after 1:15 reverse stock split).

On February 5, 2005, GlobeTel filed a registration statement with the Securities and Exchange Commission on Form SB-2 to register shares offered, plus additional shares totaling 75% of the underlying convertible notes and warrants to ensure that shares are available for conversion under all contingencies.

Private Placements

On May 9, 2005, the Company entered into a private placement with a number of accredited investors, whereby these investors have purchased $2,357,960 of our common shares at a price of $ .1924 ($ 2.886 after 1:15 reverse stock split), with warrants to purchase up to an additional 8,578,856 (571,924 after 1:15 reverse stock split) shares of common stock at an exercise price of $ .3395 ($
5.0925 after 1:15 reverse stock split).

On May 23, 2005, the Company accepted an additional subscription from one of the initial investors increasing their investment by $250,000 on the same terms and conditions as all the other investors.

We received net proceeds of $2,328,481 from the above transactions, after fees and costs of $279,471 related to the issuance.

The Company entered into a Registration Rights Agreement with the investors and was obligated to register the shares purchased by investors and the shares underlying the investors' warrants. The Company subsequently registered those shares on Form S-3 which has been declared effective by the Securities and Exchange Commission.

In May 2005, the Company issued an additional 4,369,748 (291,317 after 1:15 reverse stock split) unrestricted shares to an institutional investor that received shares for cash in private placements during 2004, pursuant to an anti-dilutive provision in the original agreement. These shares were recorded at par value. As previously disclosed, Timothy M. Huff, CEO of GlobeTel, held a 40% interest in this investment, and accordingly received 1,747,899 shares (116,526 after 1:15 reverse stock split).

Stock for Services

In March 2005, the Company issued a total of 2.4 million (or 160,000 after 1:15 reverse stock split) shares for consulting and professional services, valued at $716,400, based on $ .2985 (or $4.4775 after 1 to 15 reverse stock split) per share, the closing price of the shares on the date of issuance.

Also in March 2005, the Company issued 3 million (or 200,000 after 1:15 reverse stock split) shares to a vendor for costs of sales in connection with our Philippines network, initially valued at $450,000 based on $ .30 (or $4.50 after 1 to 15 reverse stock split) per share, the closing price of the shares on the date of issuance. Subsequently the Company applied the $450,000 against accounts receivable also related to the Philippines network and reduced the value of the stock issued to par value.

In May 2005, the Company issued 250,000 (post-split) shares for consulting services, valued at $905,000, based on $3.62 per share, the closing price of the shares on the date of issuance. In June 2005, the Company issued an additional 350,000 (post-split) shares for consulting services, valued at $969,500, based on $2.77 per share, the closing price of the shares on the date of issuance.

Also in June 2005, the Company issued 170,000 (post-split) shares for professional services, valued at $493,000, based on $2.90 per share, the closing price of the shares on the date of issuance.

Registration of Stock Options per Employee Benefit Plan

A registration statement on Form S-8 for 32,400,000 (or 2,160,000 after 1:15 reverse stock split) shares was filed in March 2005, registering 27 million (or
1.8 million after 1:15 reverse stock split) of the options issued in 2004 (allocated pro-rata among the holders of the 129,225,064 (or 8,615,004 after 1 to 15 reverse stock split) total option shares issued in 2004), plus the 5.4 million (or 360,000 after 1:15 reverse stock split) share issued in March 2005 for services above.

Bonuses To Sanswire Employees Paid with GlobeTel Stock

In March 2005, Sanswire entered into employment agreements with certain Sanswire personnel. In order to attract key employees, and in connection with these employment agreements, the Company recorded $300,000 in signing bonuses payable with GlobeTel stock. In June 2005, a total of 82,541 (post-split) shares of common stock (restricted - Rule 144), at a recorded prices of $ 3.60 per share for 280,000 shares and $4.20 per share for 20,000 shares, were issued in payment of this obligation.

Also, in June 2005, the Company issued a total of 27,231 (post-split) shares of common stock (restricted - Rule 144), at a recorded prices averaging approximately of $3.30 per share, for a total of $90,000, to other Sanswire employees as a performance bonus.

NOTE 6 - PREFERRED STOCK

Conversion of Series A Preferred Shares

During the three and six months ended June 30, 2005, Series A Preferred Shareholders converted a total of 46,750,000 (or 3,116,667 after 1:15 reverse stock split) and 129,170,000 (or 8,611,334 after 1:15 reverse stock split) shares, respectively, with a recorded values totaling $112,500 and $697,000, respectively. . Series B Preferred Stock Conversion Rights

The Series B Preferred Stock subscription agreement originally provided that, beginning on the first anniversary after the first closing date and expiring two years thereafter, Caterham and its nominees may convert (in whole or in part) its Series B Preferred Stock into GlobeTel common stock. Each 1,000 share increment of Series B Preferred Stock, as a class, issued to Caterham and its nominees shall be convertible into that number of shares of the Company's common stock equal to 1% of GlobeTel then issued and outstanding shares (the "Aggregate Conversion Shares") as determined on the date in which Caterham, or one of its nominees, first converts its Series B Preferred Stock into the Company's common stock (the "First Conversion Date"). In March 2005, the Company and Caterham amended the agreement to revise conversion rights to provide issuance of 5,542,000 (or 369,467 after 1:15 reverse stock split) shares of GlobeTel common stock per 1,000 Series B Preferred Shares. Each holder of the Series B Preferred Stock will receive shares of GlobeTel aggregate conversion shares based on his pro-rata ownership of the Series B Preferred Stock. Three years after the first closing date, all of the shares of GlobeTel's Series B Preferred Stock which have not converted into GlobeTel common stock will be automatically converted into shares of GlobeTel's common stock.

No Series B Preferred shares were converted through the date of this report.

As per the original agreement, the Series B Preferred Stock issued to Caterham and its nominees will have voting rights equal to 50% plus one share of the Company's authorized shares of common stock for a period of three years beginning on the first closing date and ending three years thereafter, provided that Caterham and/or its nominee have not converted more than 15% of their Series B Preferred Stock into the Company's common stock during this time period. In March 2005 the Company and Caterham amended the agreement to revise voting rights to specify and provide that at least 85% of the Series B Preferred Stock remains outstanding, the holders of the Series B Preferred Stock, voting as a group, will have voting rights equal to 50% plus one shares of the Company's authorized shares of common stock for a period up to and including April 30, 2005. Thereafter the holders shall have one vote for each share of common stock for which the Series B Preferred Stock may be converted, regardless of the percentage of Series B Preferred Stock outstanding.

Series C Preferred Stock Conversion Rights

The Series C Preferred Stock subscription agreement provided that the preferred shares have not been converted, the holders of the Series C Preferred Stock, voting as a group, will have voting rights equal to the current conversion share amount at the time of the vote of GlobeTel's authorized shares of common stock for a period of three years from the first closing date.

For a period of one year after the first closing date, the Series C Preferred Stock shall not be convertible into shares of GlobeTel common stock. Beginning on the first anniversary of the first closing date and for a period of two years thereafter, holder may convert (in whole or part) its Series C Preferred Stock into GlobeTel common stock. Each 1,000 shares of Series C Preferred Stock will represent 2% of the GlobeTel common in their converted state. The Series C Preferred Stock shall be convertible in at least 100 share increments, each increment, at the time of conversion, will represent one tenth of 2% of the issued and outstanding shares of GlobeTel common stock. On the third anniversary of the First Closing Date, all shares of Series C Preferred Stock will automatically be converted into GlobeTel common stock (to the extent such shares have not been converted into common stock prior to this date). Except for the aforementioned voting rights and conversion rights, each share of Series C Preferred Stock shall have rights that are identical to that of GlobeTel's common stock.

In April 2005, the parties agree to modify the conversion terms above as follows: For a period of one year after the first closing date, the Series C Preferred Stock shall not be convertible into shares of GlobeTel common stock. Beginning on the first anniversary of the first closing date and for a period of two years thereafter, the purchases may convert (in whole or part) its Series C Preferred Stock into GlobeTel common stock in at least 250 share increments. Each increment, at the time of conversion, will represent 7.5 million (or 500,000 shares after the 1:15 reverse stock split ) shares of GlobeTel common stock. On the third anniversary of the First Closing Date, all shares of Series C Preferred Stock will automatically be converted into GlobeTel common stock (to the extent such shares have not been converted into common stock prior to this date).

No Series C Preferred shares were converted through the date of this report.

Series D Preferred Stock Conversion Rights

On July 28, 2004, the Company agreed to sell 1,000 shares of Series D Preferred Stock of GlobeTel Communications Corp. ("GTE") to Mitchell A. Siegel, Vice President of Business Development of the Company. The Company intends to use $1 million of this investment for working capital and purchase of equipment necessary to expand the Company's stored value card programs.

Mitchell A. Siegel agreed to advance $1 million to GlobeTel in four (4) quarterly installments beginning August 2004. The agreement was subsequently modified for the installment period to be semi-annual and to begin in October 2004. Mr. Siegel has remitted the initial $250,000 in 2004, an additional $250,000 in June 2005, and expects to remit the remaining amounts.

Provided that the preferred shares have not been converted, the Holders of the Series D Preferred Stock, voting as a group, will have voting rights equal to the current conversion share amount at the time of the vote of GlobeTel's authorized shares of common stock for a period of three years from the first closing date.

For a period of two years after the first closing date, the Series D Preferred Stock shall not be convertible into shares of GlobeTel common stock. Beginning on the second anniversary of the first closing date and for a period of one year thereafter, Mitchell A. Siegel may convert (in whole or part) its Series D Preferred Stock into GlobeTel common stock. The 1000 shares of Series D Preferred Stock will represent 2% of the GlobeTel common in their converted state. The Series D Preferred Stock shall be convertible in at least 100 share increments, each increment, at the time of conversion, will represent one tenth of 2% of the issued and outstanding shares of GlobeTel common stock. On the third anniversary of the first closing date, all shares of Series D Preferred Stock owned by Mitchell A. Siegel will automatically be converted into GlobeTel common stock (to the extent such shares have not been converted into common stock prior to this date). Except for the aforementioned voting rights and conversion rights, each share of Series D Preferred Stock shall have rights that are identical to that of GlobeTel's common stock.

In April 2005, the parties agreed to modify the conversion terms above as follows: For a period of two years after the first closing date, the Series D Preferred Stock shall not be convertible into shares of GlobeTel common stock. Beginning on the second anniversary of the first closing date and for a period of one year thereafter, the purchaser may convert (in whole or part) its Series D Preferred Stock into GlobeTel common stock in at least 250 share increments. Each increment, at the time of conversion, will represent 8.75 million (or 583,333 shares after the 1:15 reverse stock split) shares of GlobeTel common stock. On the third anniversary of the First Closing Date, all shares of Series D Preferred Stock will automatically be converted into GlobeTel common stock (to the extent such shares have not been converted into common stock prior to this date).

No Series D Preferred shares were converted through the date of this report.

NOTE 7 - NET LOSS PER SHARE

Basic net loss per common share has been computed based upon the weighted average number (after the 1:15 reverse stock split) of shares of common stock outstanding during each period. The basic net loss is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. The Company had 116,114,729 fully diluted shares as of June 30, 2005.

NOTE 8 - SEGMENT INFORMATION

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment sales prices are market based. The Company evaluates performance based on operating earnings of the respective business units, segregated into telecommunications services (international wholesale carrier traffic, networks, prepaid calling services, internet telephony, stored value services and Super Hubs (TM)) and the Sanswire Stratellite project. The "Unallocated" column includes expenses incurred by and net other income realized by the parent corporation, GlobeTel, including corporate operating expenses, not specifically allocated to either operating segment. Segment information for the six month period is as follows:

                                                Telecom       Sanswire      Unallocated       Totals
                                             ------------    ------------    ------------    ------------
      Revenues Earned                        $ 37,711,174    $         --    $         --    $ 37,711,174

        Costs of Revenues Earned               37,066,479              --              --      37,066,479
                                             ------------    ------------    ------------    ------------
        Gross Margin (Loss)                       644,695              --              --         644,695

        Expenses                                1,123,225       2,472,640       6,593,916      10,189,781
                                             ------------    ------------    ------------    ------------

        Loss Before Other Income (Expense)
        and Income Taxes                         (478,530)     (2,472,640)     (6,593,916)     (9,545,086)

        Other Income (Expense)                         --              --         (12,297)        (12,297)
                                             ------------    ------------    ------------    ------------

        Loss Before Income Taxes                 (478,530)     (2,472,640)     (6,606,213)     (9,557,383)

        Income Taxes                                   --              --              --              --
                                             ------------    ------------    ------------    ------------

        Net Loss                             $   (478,530)   $ (2,472,640)   $ (6,606,213)   $ (9,557,383)
                                             ============    ============    ============    ============

Segment reported was not applicable for the prior period.

NOTE 9 - SUBSEQUENT EVENTS

Joint Ventures

On July 12, 2005, the Company announced that they had entered into a joint venture that will lead to the deployment of the Company's high altitude communications platforms known as Stratellites, throughout Europe, the Middle East, Africa, and the countries of the former Soviet Union. The joint venture is between Sanswire Networks LLC, a wholly-owned subsidiary of GlobeTel, and a venture headed by Leo A. Daly III and J. Randolph Dumas, noted international businessmen. Sanswire will own 55% of the joint venture entity.

On July 14, 2005, the Company announced that their wholly-owned subsidiary, Sanswire Networks, LLC has entered into a Joint Venture Agreement to deploy Stratellites throughout the country of Colombia. The agreement with Florida-based Apogeo Enterprises Corporation calls for a total of five Stratellites to be launched over the Latin American country to build a wireless broadband network that would be the first of its kind in the world.

Cooperative Research and Development Agreement

On July 13, 2005, the Company announced that their wholly-owned subsidiary Sanswire Networks, LLC has signed a Cooperative Research and Development Agreement (CRDA) with Proton Energy Systems, Inc., a subsidiary of Distributed Energy Systems Corp. Pursuant to the agreement, Proton will provide assistance in developing a regenerative fuel cell energy storage system for Sanswire's high altitude Remotely Operated Airship (ROA), or Stratellite. Under the agreement, Proton will provide prototype regenerative fuel cell (RFC) equipment and specialized technical support to Sanswire for the Company's development and flight-testing of the Stratellite via a series of task agreements. Sanswire will provide the airship platform for testing and engineering inputs to tailor the RFC solution.

Licensing Agreement

On July 18, 2005, the Company announced that it has entered into a licensing agreement with RapidMoney Corporation that allows GlobeTel to use and modify the RapidMoney system. The Company, along with its venture partner, Grupo Ingedigit of Caracas, Venezuela (GI), will incorporate the current RapidMoney(R) funds transfer software applications for merchant Point of Sale (POS) terminals into the our Stored Value International Remittance Services. Furthermore, this license allows the Company and GI to develop additional applications based on the RapidMoney(R) system that will be deployed in the retail locations which are offering their Stored Value Card Program services. GlobeTel expects to test the new funds transfer services in August at over 2,500 merchant POS locations. Located in San Antonio, Texas, RapidMoney Corporation developed a system for personal money transfers on easy-to-use POS terminals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Update on Activities During the Three Months Ended June 30, 2005

American Stock Exchange

On May 23, 2005, we began trading our stock, after a 1:15 reverse split, on the American Stock Exchange under our new symbol, GTE. Concurrently, we appointed J. Streicher & Co. as specialist for GTE shares on the American Stock Exchange. Founded in 1910, J. Streicher & Co. LLC is a prominent, well capitalized, highly rated, old-line Specialist firm, which makes markets in securities listed on the American Stock Exchange. J. Streicher & Co. LLC is a founding member of the American Stock Exchange and currently makes markets in some 42 diverse equity securities, such as Crystallex International Corp., DHB Industries, Inc., Pain Care Holdings, Inc., and Pioneer Drilling Co.

Russell Indexes

On June 24, 2005, we joined the new Russell Microcap(TM) Index as well as the small-cap Russell 2000(R) Index when the Russell Investment Group reconstituted its family of U.S. indexes. Russell, a global leader in multi-manager investment services, provides investment products and services in more than 39 countries. Russell manages more than $135 billion in assets and advises clients worldwide representing $2.3 trillion. Founded in 1936, Russell is a subsidiary of Northwestern Mutual and is headquartered in Tacoma, Wash., with additional offices in New York, Toronto, London, Paris, Singapore, Sydney, Auckland and Tokyo.

Los Angeles Telecommunications Facility

On July 8, 2005, we announced that we have upgraded our telecommunications center in Los Angeles by acquiring additional state-of-the-art telecommunications equipment and that we have completed our move to a larger facility. The new facility has over 6,000 square feet and has the capability of terminating over 500 million VoIP/TDM minutes per month. In addition to the ability to accommodate the company's current wholesale carrier traffic, the Los Angeles network will accommodate the expected volume from the pre-paid calling card function of its Stored-Value Card program and IP phone operations and still has expansion capabilities to enable the handling of the wireless traffic from the Company's Stratellite and HotZone Wireless operations.

NASA Agreement and Stratellite Project

On June 13, 2005, we announced that we signed a formal agreement with the National Aeronautics and Space Administration (NASA). The terms of the agreement with NASA's Dryden Flight Research Center at Edwards Air Force Basis in California establish that NASA Dryden will provide assistance in our development and flight testing of the Stratellite, our high altitude Remotely Operated Airship (ROA). Under the agreement, NASA Dryden will provide specialized technical support to our subsidiary, Sanswire Networks LLC, for its development and flight testing of the Stratellite via a series of task agreements. It is expected that the first task agreement will call for NASA Dryden to develop piloted and unpiloted simulations of the Stratellite airship. The simulation would incorporate the airship's aerodynamics, propulsion and control features based upon data provided to NASA Dryden by Sanswire. We plan to provide NASA and other agencies access to the Stratellite for the installation, integration, and development of NASA-sponsored sensors and other projects. The agreement between NASA Dryden is authorized under the Space Act of 1958 under which NASA was established.

We have successfully completed our planned tests at our prior facility in San Bernardino, CA and on June 1, 2005, our wholly-owned subsidiary, Sanswire Networks LLC announced that it has finished its planned move from San Bernardino to Palmdale, California, which borders the air space at Edwards Air Force Base, in preparation for our high altitude tests that are planned to be carried out later this year at Edwards Air Force Base. Continued tests will be focused on the control systems, power systems and high altitude performance criteria. The new facilities are approximately 66,600 square feet.

HotZone Wireless, LLC Asset Acquisition

On June 6, 2005, we announced that we were acquiring the assets of HotZone Wireless, LLC (HotZone). HotZone is an advanced developer of WIMAX and extended range WIFI Systems with operations in the United States and Europe. The acquisition was paid primarily in our shares and cash. The agreement calls for certain performances by the sellers to achieve the full consideration. HotZone is currently developing WIMAX wireless systems for Sanswire's High Altitude Airship called a Stratellite(TM). This WIMAX system will provide radio technology for the wireless communications that will cover significant geographic areas up to 120,000 square miles. The acquisition of HotZone will provide advanced wireless products and services for terrestrial wide area networks covering rural and city areas. Upon deployment of the Stratellite(TM), on a region-by-region and country-by-country basis the communications technology will deliver high speed voice, data and rich streaming content, as well as other communications possibilities.

HotZone Wireless develops, manufactures, and installs wireless metropolitan systems. The main products are wireless routers and customer premises devices. HotZone networks are operational in several cities in Europe and in the United States. The HotZone product line includes wireless routers which cover complete metropolitan areas or regions with wireless services as WiFi (802.11), WIMAX (802.16), and wireless VoIP services using DECT and PHS Handsets. HotZone provides the only available integrated outdoor system covering all these protocols with a single system. HotZone also implements innovative DVB-RCT Technologies enabling wireless transmission of voice, data and real-time video. Primary consideration for the purchase is 666,667 GlobeTel common shares paid yearly for three years upon the successful completion of certain developmental milestones. Additionally, the HotZone staff are entering into employment agreements with us.

Forward-Looking Statements

Certain information included in this Form 10-Q and other materials filed or to be filed by GlobeTel Communications Corp. ("GlobeTel," "we" "us" or "ours") with the Securities and Exchange Commission as well as information included in oral or written statements made from time to time by us, may contain forward-looking statements about our current and expected performance trends, business plans, goals and objectives, expectations, intentions, assumptions and statements concerning other matters that are not historical facts. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as "believe", "plan", "will likely result", "expect", "intend", "will continue", "is anticipated", "estimate", "project", "may", "could", "would", "should" and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (SUPP.
1996), as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the "Act").

Those statements include statements regarding our intent, belief or current expectations, and those of our officers and directors and the officers and directors of our subsidiaries as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results and the timing of certain events may differ from those contemplated by such forward-looking statements.

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

General

Three months ended June 30, 2005, ("2005" or "the current period") compared to the three months ended June 30, 2004 ("2004" or "the prior period").

Results of Operations for the Three Months Ended June 30, 2005 and 2004

Revenues. During the current period, our gross sales were $19,700,531, representing an increase of 419.8% over the prior period when our gross sales were $3,790,085. Our revenues increased primarily due to revenues from our subsidiary, Centerline and its subsidiaries, which recorded consolidated revenues of $17,051,915 (or 86.6% of total revenues), consisting primarily of wholesale traffic revenues (telecommunications minutes) and related network management fees. The remainder of our revenues continued to be predominantly from telecommunications minutes going through our Philippines network, which generated $2,397,961 (or 12.2% of gross revenues).

Cost of Sales. Our cost of sales consists primarily of the wholesale cost of buying bandwidth purchased by us for resale, collocations costs, technical services, wages, equipment leases, and the costs of telecommunications equipment. We had cost of sales of $19,782,516 for the current year, compared to $3,688,110 for the prior period. We expect cost of sales to increase in future periods to the extent that our sales volume increases.

Gross Margin (Loss). Our gross loss was $81,985 or less than 1% for the current period, compared to gross margin of $101,975 or 2.7% of total revenues in the prior period, a decrease of $183,960 or 180.4%. The decrease is primarily due to the fact that there was lower margin on resale of wholesale minutes related to the increased cost of the minutes to terminate, especially the Mexico network, where our margin was less than two percent, and initial activities of Centerline, where our gross margin was minimal or zero in the prior period. We expect to derive higher margins once we formally take over the operations of our customer's Mexico network as described in Part II, Item 1 "Legal Proceedings," and commence sales directly to the retail market.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, bad debts, investment banking and financing fees, investor and public relations, research and development, sales commissions telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for the current period were $5,890,762 compared to prior period operating expenses of $965,925 an increase of $4,924,837 or 510%. The increase is primarily due to the following.

Consulting and professional fees increased to $3,062,862 (including non-cash compensation of $2,367,500), from $245,063 in the prior period.

In addition, employee payroll and related taxes for the current period were $903,365 compared to $109,677, an increase of $793,688 or 723.7%. This increase was due to expansion of our operations, facilities and workforce, related to additional services required to develop and expand our geographical and product markets and projects, including, primarily, our Sanswire Project, as well as our Stored Value Program, and international markets, primarily in Asia and Australia, as well as increased professional fees in maintaining and expanding a public company, including our move to the American Stock Exchange.

We incurred $374,535 of research and development costs for our Sanswire project
- development of the Stratellite during the current period, compared to $16,277 in the prior year, whereas the Sanswire assets were acquired in April 2004.

Loss from Operations. We had an operating loss of $5,972,747 for the current period as compared to an operating loss of $863,950 for the prior period, primarily due to increased operating expenses as described above, including the expansion of our various programs. We expect that we will continue to have higher operating costs as we increase our staffing and continue expanding operations, programs, projects and operating costs related to our newly acquired subsidiaries.

Net Loss. We had a net loss of $5,957,329 in the current period compared to a net loss of $867,357 in the prior period. The net loss is primarily attributable to the increase in the operating expenses as discussed above.

Results of Operations for the Six Months Ended June 30, 2005 and 2004

Revenues. During the current period, our gross sales were $37,711,175, representing an increase of 438.7% over the prior period when our gross sales were $7,000,419. Our revenues increased primarily due to revenues from our subsidiary, Centerline and its subsidiaries, which recorded consolidated revenues of $30,451,641 (or 80.8% of total revenues), consisting primarily of wholesale traffic revenues (telecommunications minutes) and related network management fees. The remainder of our revenues continued to be predominantly from telecommunications minutes going through our Philippines network, which generated $5,889,931 (or 15.7% of gross revenues).

Additional revenues generated included $700,000 from a network built for an international client (netting in $35,000 of gross profit, after costs of $665,000).

Cost of Sales. Our cost of sales consists primarily of the wholesale cost of buying bandwidth purchased by us for resale, collocations costs, technical services, wages, equipment leases, and the costs of telecommunications equipment. We had cost of sales of $37,066,480 for the current year, compared to $6,814,712 for the prior period. We expect cost of sales to increase in future periods to the extent that our sales volume increases.

Gross Margin. Our gross margin was $644,695 or 1.7% for the current period, compared to $185,707 or 2.7% of total revenues in the prior period, an increase of $458,988 or 247.2%. The added margin is primarily due to the increase in wholesale minutes that was passed. The decrease as a percentage of total revenue was a result of lower margins, especially the Mexico network, where our margin was less than two percent, and initial activities of Centerline, where our gross margin was minimal or zero in the prior period. We expect to derive higher margins once we formally take over the operations of our customer's Mexico network as described in Part II, Item 1 "Legal Proceedings," and commence sales directly to the retail market.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, bad debts, investment banking and financing fees, investor and public relations, research and development, sales commissions telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for the current period were $10,189,781 compared to prior period operating expenses of $2,340,470, an increase of $7,849,311 or 335.4%. The increase is primarily due to the following.

Consulting and professional fees increased to $4,346,320 (including non-cash compensation of $3,533,900), from $477,608 in the prior period. Investment banking and financing fees increased to $499,550 in the current period, related to obtaining funding of approximately $4.8 million, compared to $169,066 in the prior period, as well as increased professional fees in maintaining and expanding a public company.

In addition, employee payroll and related taxes for the current period were $1,473,956 (including non-cash compensation of $390,000) compared to $185,965, an increase of $1,287,991 or 692.6%. This increase was due to expansion of our operations, facilities and workforce, related to additional services required to develop and expand our geographical and product markets and projects, including our Stored Value Program, our Sanswire Project, and international markets, primarily in Asia and Australia,.

We incurred $818,460 of research and development costs for our Sanswire project
- development of the Stratellite during the current period, compared to $16,277 in the prior year, whereas the Sanswire assets were acquired in April 2004.

We incurred $724,513 of sales commissions for our Centerline operations during the current period, compared to none in the prior year, whereas the Centerline operations began after the prior period in 2004.

Loss from Operations. We had an operating loss of $9,545,086 for the current period as compared to an operating loss of $2,154,763 for the prior period, primarily due to increased operating expenses as described above, including the expansion of our various programs. We expect that we will continue to have higher operating costs as we increase our staffing and continue expanding operations, programs, projects and operating costs related to our newly acquired subsidiaries.

Net Loss. We had a net loss of $9,557,383 in the current period compared to a net loss of $2,160,870 in the prior period. The net loss is primarily attributable to the increase in the operating expenses as discussed above.

Liquidity and Capital Resources

Assets. At June 30, 2005, we had total assets of $14,669,233 compared to total assets of $7,437,614 as of June 30, 2004.

The current assets at June 30, 2005, were $5,082,310, compared to $3,843,586 at June 30, 2004. As of June 30, 2005, we had $3,536,535 of cash and cash equivalents compared to $436,412 as of June 30, 2004. The increase in cash and cash equivalents is primarily related to private placement funding during the current period.

Our net accounts receivable were $1,076,232 as of June 30, 2005, compared to $3,114,756 at the same point in 2004. Approximately 87% of the June 30, 2005, receivables were attributable to three customers, including 24% or $382,160 (net of allowance) related to the Mexico network, 56% or $607,251 (net of allowance) related to the Brazil network and 7% or $77,102 related to the Philippines network. We have increased our allowance for doubtful accounts by $383,560 for the year.

Other current assets included $130,074 in prepaid expense, primarily prepaid minutes with carriers, compared to $205,558_ in 2004; $60,976 inventory of IP Phones, compared to $86,060 in the prior year; and deposits on equipment purchases and other current assets of $104,993 compared to none in 2004.

Other assets were $3,203,994 as of June 30, 2005, compared to $3,180,149 as of June 30, 2004, reflecting no substantial changes. These amount, as of both periods, include of the Sanswire intangible assets valued at $2,778,000 and investment in CGI, our unconsolidated foreign subsidiary, totaling $352,300.

Liabilities. At June 30 2005, we had total liabilities of $3,138,844 compared to total liabilities of $1,480,314 as of June 30, 2004.

The current liabilities at June 30, 2005 were $3,138,843 compared to $1,480,314 at June 30, 2004, an increase of $1,658,530. The increase is principally due to $1,454,015 due to CGI, our unconsolidated foreign subsidiary, contractual obligations netting $454,922 due to CSI. There were no significant long-term liabilities as of June 30, 2005 and 2004.

Cash Flows. Our cash used in operating activities was $4,618,692 for the current period, compared to $2,026,562 for the prior period. The increase was primarily due to the increased level of operations and operating activities and changes in our current assets and liabilities.

Our cash used in investing activities includes acquisitions of property and equipment totaling $5,923,437, relating primarily to our expanding telecommunication program, compared to $52,758 in the prior year.

Net cash provided by financing activities was $13,514,763, principally from proceeds from the sale of preferred stock of $5,335,200 for the current period, compared to $2,107,060 in the prior period; proceeds totaling $1,800,000 (before related costs) for convertible notes payable; $5,102,152 from sales of common stock, relating to the exercise of warrants by convertible note holders and private placements; and proceeds of $1,514,015 from the loan payable to CGI.

In order for us to pay our operating expenses during 2005, including certain operating expenses of our wholly-owned subsidiaries, Sanswire and Centerline, and the overall expansion of our operations, we raised approximately $13.75 million during the current period.

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

As reflected in the accompanying financial statements, during the six month period ended June 30, 2005, we had a net loss of $9,557,383 compared to a net loss of $2,160,870 during the prior period. Consequently, there is an accumulated deficit of $49,218,473 at June 30, 2005, compared to $28,654,792 at June 30, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2005, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. We have established a financial reporting controls committee, which meets quarterly to address corporate financial issues and has added two more employees to its accounting staff, including an experienced full-time Controller. Furthermore, we are in the process of restructuring departmental responsibilities and instituting a budgeting process.

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

This situation with our customer has caused us to record an allowance for bad debt expense of $1,251,710 and $938,782 through June 30, 2005 and December 31, 2004, respectively. We are not certain of the amounts that, ultimately, we will realize from our Mexico associate.

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

On February 8, 2005, we filed suit against Alexsam and Robert Dorf (collectively the defendants) in the United States District Court for the Southern District of Florida, Civil Action No. 05-60201, seeking a declaratory judgment from the court that the 608 and 787 patents are invalid, not enforceable and will not be infringed by our stored value card offering. We are also seeking recovery for damages brought on us by Alexsam, the owners of Alexsam and Dorf for breach of confidential disclosure and trust; intentional interference with business advantage; and for unfair competition under Sec. 501.204 of the Florida Statutes. We are currently engaged in settlement discussions with the defendants and have not yet formally served any of the defendants. At this stage of the proceeding, our attorneys cannot predict the outcome or the range of possible loss or gain to us.

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

On May 23, 2005, the Company accepted an additional subscription form one of the initial investors increasing their investment by $250,000 on the same terms and conditions as all the other investors.

t 0 0 We received net proceeds of $2,328,481 from the above transactions, after fees and costs of $279,471 related to the issuance.

The Company entered into a Registration Rights Agreement with the investors and was obligated to register the shares purchased by investors and the shares underlying the investors' warrants. The Company filed a registration statement on Form S-3 pursuant to this obligation and the registration statement has been declared effective by the Securities and Exchange Commission.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On May 6, 2005, by written consent of the majority vote of its shares, the Board of Directors approved reverse split of our shares of common stock on a one for fifteen (1:15) basis, in anticipation of our stock moving to the American Stock Exchanges on May 23, 2005.

Item 5. Other Information

Form 8-K.

May 10, 2005 describing the private placement of company stock

May 25, 2005 updating the May 10, 2005 submission on Form 8-K with regard to acceptance of an additional subscription in the amount of $250,000.

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

GLOBETEL COMMUNICATIONS CORP.

Registrant

                                /s/ Timothy Huff
                                Timothy Huff, Chief Executive Officer

                                Date: August 11, 2005

                                /s/ Thomas Y. Jimenez
                                Thomas Y. Jimenez, Chief Financial Officer

                                Date: August 11, 2005