Form 10-Q
period 2005-09-30
GLOBETEL COMMUNICATIONS CORP
filed 2005-11-14
CIK 919742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
                                   (Mark one)
   |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2005
                                       OR
      |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

                                  954-241-0590
                           (Issuer's telephone number)

Indicate by check mark whether registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
                                 Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                 Yes |_| No |X|

As of November 11, 2005, we had issued and outstanding 80,702,281 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                       PART I - FINANCIAL INFORMATION Page

Item 1. Financial Statements                                              3
Item 2. Management's Discussion and Analysis of Financial
        Condition And Results of Operations                              22
Item 3. Quantitative and Qualitative Disclosures About Market Risk       29
Item 4. Controls and Procedures                                          29

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      31
Item 3. Defaults Upon Senior Securities                                  31
Item 4. Submission of Matters to a Vote of Security Holders              32
Item 5. Other Information                                                32
Item 6. Exhibits                                                         32

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        Consolidated Balance Sheets - September 30, 2005 (Unaudited)
        and December 31, 2004 (Audited)                                   4
        Consolidated Statements of Operations (Unaudited)                 6
        Consolidated Statements of Cash Flows (Unaudited)                 8
        Notes to Consolidated Financial Statements (Unaudited)           10

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

===================================================================================================================
                                                                                   September 30,      December 31,
                                                                                        2005              2004
-------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)        (Audited)
 ASSETS

 CURRENT ASSETS
       Cash and cash equivalents                                                    $  3,419,606       $    601,559
       Restricted cash                                                                 1,072,000                 --
       Accounts receivable, less allowance for doubtful accounts of
         $2,017,412 and $1,505,731                                                       927,217          1,740,883
       Prepaid expenses                                                                  317,737             58,900
       Inventory                                                                          60,976             63,976
       Deposits on equipment purchase                                                     44,800             88,994
       Loan to employees                                                                      --              6,885
       Deferred tax asset, less valuation allowance of
         $6,739,886 and $4,529,043                                                            --                 --
-------------------------------------------------------------------------------------------------------------------
                         TOTAL CURRENT ASSETS                                          5,842,336          2,561,197
-------------------------------------------------------------------------------------------------------------------

 PROPERTY AND EQUIPMENT, net of accumulated depreciation of
   $399,205 and $348,867                                                               6,837,031            445,756
-------------------------------------------------------------------------------------------------------------------

 OTHER ASSETS
       Investment in unconsolidated foreign subsidiary - Consolidated Global
      Investments, Ltd.                                                                  352,300            352,300
       Advances to related party - GlobeTel Wireless Europe, GmbH                         50,000                 --
       Advances to related party - Sanswire European joint venture                        18,377                 --
       Intangible assets                                                               5,002,424          2,778,000
       Deposits                                                                           52,036             50,712
       Prepaid expenses                                                                       --              8,012
-------------------------------------------------------------------------------------------------------------------
                         TOTAL OTHER ASSETS                                            5,475,137          3,189,024
-------------------------------------------------------------------------------------------------------------------

 TOTAL ASSETS                                                                       $ 18,154,504       $  6,195,977
===================================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES

 CURRENT LIABILITIES
       Current portion of capital lease obligations                                 $      2,844       $      2,846
       Current portion of long-term debt                                               2,250,000                 --
       Accounts payable                                                                  865,064            456,248
       Due to related party - Carrier Services, Inc.                                     481,363                 --
       Due to former employee payable in GTE stock                                       237,600                 --

       Due to related party, Hotzone Wireless, Inc., payable in GTE Stock              2,253,334                 --
       Advances from unconsolidated foreign subsidiary - CGI, for Sanswire
         licensing rights                                                              1,457,174                 --
       Accrued officers' and directors' compensation                                     195,691            198,333
       Accrued expenses and other liabilities                                            422,764             93,436
       Deferred revenues                                                                  13,984             46,319
       Related party payables                                                             57,500            117,500
-------------------------------------------------------------------------------------------------------------------
                         TOTAL CURRENT LIABILITIES                                     8,237,318            914,682
-------------------------------------------------------------------------------------------------------------------

                                                                                   September 30,      December 31,
                                                                                        2005              2004
-------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)        (Audited)
 LONG-TERM LIABILITIES
      Capital lease obligations                                                               --              4,718
      Convertible notes payable                                                        2,250,000                 --
-------------------------------------------------------------------------------------------------------------------
                         TOTAL LONG-TERM LIABILITIES                                   2,250,000              4,718
-------------------------------------------------------------------------------------------------------------------
                         TOTAL LIABILITIES                                            10,487,318            919,400
-------------------------------------------------------------------------------------------------------------------

                     COMMITMENTS AND CONTINGENCIES (NOTE 5)

 STOCKHOLDERS' EQUITY
      Series A Preferred stock, $.001 par value, 10,000,000 shares authorized;
            0 and 96,500 shares issued and outstanding:                                       --                 97
       Additional paid-in capital - Series A Preferred stock                                  --            697,403
      Series B Preferred stock, $.001 par value, 35,000 shares authorized;
            35,000 shares issued and outstanding:                                             35                 35
       Additional paid-in capital - Series B Preferred stock                          14,849,965         14,849,965
       Series C Preferred stock, $.001 par value, 5,000 shares authorized;
            750 shares issued and outstanding:                                                 1                  1
       Additional paid-in capital - Series C Preferred stock                             749,999            749,999
       Series D Preferred stock, $.001 par value, 5,000 shares authorized;
            1,000 shares issued and outstanding:                                               1                  1
      Additional paid-in capital - Series D Preferred stock                              999,999            999,999
      Common stock, $.00001 par value, 150,000,000 shares authorized;
           80,525,776 and 63,389,976 shares issued and outstanding                           805                634
      Additional paid-in capital                                                      53,210,048         39,889,479
      Stock subscriptions receivable:
          Series B Preferred Stock                                                    (6,414,800)       (11,500,000)
          Series D Preferred Stock                                                      (500,000)          (750,000)
      Common Stock                                                                       (45,205)                --
      Accumulated deficit                                                            (55,183,662)       (39,661,036)
-------------------------------------------------------------------------------------------------------------------
                         TOTAL STOCKHOLDERS' EQUITY                                    7,667,186          5,276,577
-------------------------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 18,154,504       $  6,195,977
===================================================================================================================

 See accompanying notes.

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

===================================================================================================================================
                                                               For the Nine Months Ended              For the Three Months Ended
                                                                      September 30,                         September 30,
                                                               2005                2004                2005                2004
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES EARNED                                           $  60,010,691       $  14,509,624       $  22,299,516       $   7,509,206
COST OF REVENUES EARNED                                      59,456,896          14,524,807          22,390,416           7,709,650
-----------------------------------------------------------------------------------------------------------------------------------
         GROSS MARGIN (LOSS)                                    553,795             (15,183)            (90,900)           (200,444)
-----------------------------------------------------------------------------------------------------------------------------------

EXPENSES
      Payroll and related taxes                               3,076,467             482,082           1,599,511             296,117
      Consulting and professional fees                        5,072,183           1,129,202             725,864             651,594
      Officers' and directors' compensation                   1,105,854           1,215,676             550,366             533,416
      Bad debts                                                 533,344           1,074,516             149,784             645,486
      Investment banking and financing fees                   2,028,820             169,066           1,579,270                  --
      Investor and public relations                             417,902             101,509             224,305              27,605
      Commissions expense - related party Carrier
         Services, Inc.                                         724,513                  --                  --                  --
      Research and development - Sanswire                       977,335              76,586             158,875              60,309
      Other operating expenses                                  577,332             116,872             226,638              39,125
      Telephone and communications                              121,875              54,565              58,095              20,273
      Travel and related expenses                               541,074             144,244             259,808              50,816
      Rents                                                     314,934              70,140             171,683              38,282
      Insurance and employee benefits                           403,646              80,148              51,540              36,120
      Depreciation and amortization                              81,554              39,733              31,315              15,117
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL EXPENSES                                      15,976,833           4,754,339           5,787,054           2,414,260
-----------------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE OTHER INCOME (EXPENSE) AND INCOME TAXES         (15,423,038)         (4,769,522)         (5,877,954)         (2,614,704)
-----------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
      Net gains on settlement of liabilities                         --              85,337                  --              81,823
      Gain (loss) on disposition of property
        and equipment                                                --             (56,804)                 --             (56,804)
      Loss on equipment deposit                                 (80,993)                 --             (80,993)
      Interest income                                            34,672               1,612              12,859                 641
      Interest expense                                          (53,267)            (10,540)            (19,156)                 --
-----------------------------------------------------------------------------------------------------------------------------------
         NET OTHER (EXPENSE) INCOME                             (99,588)             19,605             (87,290)             25,660
-----------------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                                    (15,522,626)         (4,749,917)         (5,965,244)         (2,589,044)

INCOME TAXES
      Provision for income taxes                                     --                  --                  --                  --
      Tax benefit from utilization of net operating
        loss carryforward                                            --                  --                  --                  --
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL INCOME TAXES                                          --                  --                  --                  --
-----------------------------------------------------------------------------------------------------------------------------------

===================================================================================================================================
                                                               For the Nine Months Ended              For the Three Months Ended
                                                                      September 30,                         September 30,
                                                               2005                2004                2005                2004
-----------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                  $ (15,522,626)      $  (4,749,917)      $  (5,965,244)      $  (2,589,044)
===================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
         BASIC                                               72,927,318          48,263,324          77,547,387          46,939,978
         DILUTED                                            121,279,889          48,263,324         125,899,969          46,939,978
===================================================================================================================================

NET LOSS PER SHARE
         BASIC                                            $       (0.21)      $       (0.10)      $       (0.08)      $       (0.06)
         DILUTED                                          $       (0.21)      $       (0.10)      $       (0.08)      $       (0.06)
===================================================================================================================================

 See accompanying notes.

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

===========================================================================================================
                                                                              For the Nine Months Ended
                                                                                    September 30,
-----------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                             $(15,522,626)      $ (4,749,917)
      Adjustments to reconcile net loss to net cash used by
        operating activities:
             Depreciation and amortization                                      136,549            133,002
             Commissions paid to investment bankers                             569,783                 --
             Net gains on settlement of liabilities                                  --            (85,337)
             Loss on disposition of property and equipment                           --             56,804
             Loss equipment deposit                                              80,993                 --
             Bad debt expense                                                   533,344          1,074,516
             Common stock exchanged for services                              5,385,722          1,231,567
             Options exchanged for services                                      55,000
      (Increase) decrease in assets:
             Restricted cash                                                 (1,072,000)                --
             Accounts receivable                                                280,322           (252,220)
             Due from related party - Carrier Services, Inc.                         --           (152,896)
             Loans to employees                                                   6,885                 --
             Prepaid expenses                                                  (258,837)          (441,061)
             Inventory                                                            3,000            (84,660)
             Deposits                                                            (1,324)           (33,829)
             Prepaid expenses - other assets                                      8,012             13,000
      Increase (decrease) in liabilities:
             Accounts payable                                                   408,816           (275,549)
             Due to related payable - Carrier Services, Inc.                    481,363                 --
             Due to former employee payable in GTE stock                        237,600                 --
             Accrued officers' salaries and bonuses                              (2,642)           150,833
             Accrued expenses and other liabilities                             329,328            (22,423)
             Deferred revenues                                                  (32,335)           (19,859)
             Deferred revenues - related party                                       --            (27,023)
-----------------------------------------------------------------------------------------------------------
             NET CASH USED BY OPERATING ACTIVITIES                           (8,373,047)        (3,485,052)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of property and equipment                                  (1,416,767)           (73,018)
      Acquisition of HotZone assets                                             (27,000)                --
      Advances to affiliates                                                    (68,377)                --
      Deposits on equipment                                                     (36,800)                --
-----------------------------------------------------------------------------------------------------------
             NET CASH USED BY INVESTING ACTIVITIES                           (1,548,944)           (73,018)
-----------------------------------------------------------------------------------------------------------

===========================================================================================================
                                                                              For the Nine Months Ended
                                                                                    September 30,
                                                                               2005               2004
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Sale of preferred stock - Series A                                             --          1,132,060
      Sale of preferred stock - Series B                                        250,000          1,850,000
      Sale of preferred stock - Series C                                             --            350,000
      Sale of preferred stock - Series D                                        250,000            250,000
      Sale of common stock                                                    5,117,311                 --
      Proceeds from convertible notes payable                                 5,730,217                 --
      Proceeds from advances made by unconsolidated foreign
       subsidiary - CGI                                                       1,607,174                 --
      Payments loan payable to unconsolidated foreign
       subsidiary - CGI                                                        (150,000)                --
      Proceeds from capital lease financing                                          --              9,554
      Payments on capital lease financing                                        (4,664)            (1,553)
      Proceeds from notes and loans payable                                          --            375,000
      Payments on notes payable and long-term debt                                   --           (398,701)
      Proceeds from related party payables                                           --             60,000
      Payments on related party payables                                        (60,000)                --
-----------------------------------------------------------------------------------------------------------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                       12,740,038          3,626,360
-----------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND EQUIVALENTS                                          2,818,047             68,290

CASH AND EQUIVALENTS - BEGINNING                                                601,559            224,994
-----------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS - ENDING                                              $  3,419,606       $    293,284
===========================================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
         Interest                                                          $      1,040       $     11,295
         Income taxes                                                      $         --       $         --
In addition to amounts reflected above, common stock was issued for:
         Shares issued for services                                        $  5,385,722       $  1,231,567
         Shares issued for convertible notes payable                       $  6,300,000       $         --
         Shares issued for payment on equipment purchase                   $    160,000       $         --
         Conversion of Series A preferred stock to common stock            $    697,500       $         --
         Payment of Series B preferred stock subscriptions
          receivable for equipment                                         $  4,835,200       $         --
         Additional shares issued to investors, pursuant to
          anti-dilutive provision in agreement; 291,317 shares issued
            and recorded at par value                                      $         --       $         --

Other non-cash transactions:
         Stock options issued for accrued officers' salaries               $     55,000       $         --

 Non-cash Financing Activities:

         On April 27, 2004, $15,000,000 of Series B preferred stock was issued.  A stock subscription receivable of $6,414,800 was outstanding as of September 30, 2005.

         On April 27, 2004, $1,000,000 of Series C preferred stock was issued.  No stock subscription receivable was outstanding as of September 30, 2005.

         On July 28, 2004, $1,000,000 of Series D preferred stock was issued.  A stock subscription receivable of $500,000 was outstanding as of September 30, 2005.
===========================================================================================================

 See accompanying notes.

                 GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                               September 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements

The accompanying unaudited financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

Certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which are not required for interim reporting purposes, have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 2004. The accompanying financial statements should be read in conjunction with those financial statements and notes. However, to assist the users of these financial statements, accounting policies for certain significant accounts and transactions are repeated below, notwithstanding the absence of any significant changes in any policies since the last reported period.

All material intercompany balances and transactions were eliminated in the consolidation.

Basis of Presentation

The financial statements include the accounts of GlobeTel Communication Corp.(the "Company" or "GlobeTel") and its wholly-owned subsidiaries, GlobeTel Wireless Corp., Sanswire Networks, LLC and Centerline Communications, LLC (and its wholly-owned subsidiaries, EQ8, LLC, EnRoute Telecom, LLC, G Link Solutions, LLC, Volta Communications, LLC, and Lonestar Communications, LLC), as well as the accounts GTCC de Mexico, S.A. de C.V, which is owned 99% by GlobeTel and 1% by a Mexican attorney associated with that entity.

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

Nature of Operations

GlobeTel Communications Corp. is engaged in the business of diversified telecommunications and financial services. GlobeTel operates business units in stored value debit cards, as a certified MasterCard processor, the sale of carrier grade VOIP of long distance to major long distance re-sellers, VOIP technology, and wireless radio technology. These self-contained business units were developed to operate independently of each other. Operating on a global basis, GlobeTel has historically focused its business development on markets outside of the United States. Current operations and business relationships exist in Asia, Europe, South America, Mexico and the Caribbean.

In addition, its subsidiary, Sanswire Networks, LLC, is developing high-altitude airships, called Stratellites(TM), which will be used to provide wireless voice, video, and data services.

A Stratellite(TM) is a high-altitude airship that when in placed in the stratosphere (approximately 65,000 feet) will provide a stationary platform for transmitting various types of wireless communications services currently transmitted from cell towers and satellites. The Stratellite(TM) is similar to a satellite in concept, but is stationed in the stratosphere rather than in orbit. The Stratellite(TM) will allow subscribers to easily communicate in "both directions" using readily available wireless devices.

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

Move to American Stock Exchange

The AMEX granted approval for the Company to list is shares on the exchange and the Company began trading on the AMEX under the symbol GTE on May 23, 2005.

Accounts Receivable and Allowance for Doubtful Accounts

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers and, in connection with our Mexico network and Mexican tax refunds receivable. The Company estimates doubtful accounts on an item-to-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally balances that are ninety-days or more overdue. Bad debt expense for the nine months ended September 30, 2005 and 2004 were $533,344 and $1,074,516, respectively.

Concentration of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains a substantial portion of its day-to-day operating cash balances at a single financial institution. As of September 30, 2005 and December 31, 2004, the Company had $3,277,260 and $462,690, respectively, in excess of federally insured limits.

The Company had restricted cash of $1,072,000 as of September 30, 2005, as letters of credits to vendors.

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

Intangible Assets

It is the Company's policy to test for impairment of intangible assets no less than quarterly, or when conditions occur that may indicate an impairment. The Company's intangible assets, which consist primarily of intellectual property, including technology and know-how, were evaluated by management, initially upon acquisition and as of September 30, 2005 and determined to have an indefinite useful life and are not subject to amortization. The Company also tested the assets for impairment and determined that no adjustment for impairment was necessary as of September 30, 2005 whereas the fair value of the intangible assets exceed its carrying amount.

NOTE 2 - ACCOUNTS RECEIVABLE AND SALES - SIGNIFICANT CONCENTRATION OF CREDIT RISK AND ECONOMIC DEPENDENCE

As of September 30, 2005, three customers accounted for 98% of the Company's accounts receivable, including 29% attributable to the Brazil network customer, 58% related to the Mexico network customer, and 11% related to the Philippines network customer.

Four customers accounted for 75% and 89% of the Company's sales for the three and nine months ended September 30, 2005, respectively. Of these amounts, the primary customers of Lonestar, Volta, CSI and GlobeTel (attributable to the Philippines Network) accounted for 37%, 24%, 6% and 8%, respectively, for the three months ended September 30, 2005, and 39%, 20%, 17% and 13%, respectively, for the nine months ended September 30, 2005.

Substantially, all of our sales were attributable to foreign operations for the three and nine months ended September 30, 2005. Revenue is attributable to various foreign countries, since calls either originate or terminate in these countries. All transactions were accounted for in U.S. currency, and no gain or loss was recorded on fluctuations in foreign currency.

Substantially all of the costs of sales (purchases of wholesale minutes) during the three and nine months ended September 30, 2005, for GlobeTel, Centerline, Lonestar, and Volta, were from one (each different) vendor for each of the four companies, and substantially all of such sales proceeds generated from customers were paid directly to the vendors from the customers.

NOTE 3 - INVESTMENT IN AND ADVANCES FROM UNCONSOLIDATED FOREIGN SUBSIDIARY - CGI

Notwithstanding the Company's 73.15% ownership interest of Consolidated Global Investments, Ltd. ("CGI") and control of CGI's Board of Directors, the Company has not consolidated CGI into its accounts, whereas CGI is a foreign subsidiary of the Company, with no current operations. Furthermore, the primary asset of CGI as of September 30, 2005, consists of 613,333 million shares (9,200,000 pre-split) of the Company's stock. Such consolidation is not required by generally accepted accounting principles in the United States.

The Company's stock issuances to acquire its interest in CGI, as described in our December 31, 2004 Form 10-KSB, were recorded at par value, and the carrying value of the Company's investment in the unconsolidated foreign subsidiary is $352,300 representing the sum of cash advanced by the Company to CGI through September 30, 2005.

As of September 30, 2005, CGI's shares were not trading on the Australian Stock Exchange, or any other exchange. The Company intends to make CGI into an operating company, with operations in telecommunications and Sanswire projects, expanding the Company's presence in the Asian market, and resulting in the marketability of CGI's stock and potential income from the subsidiary. Upon the occurrence of such events, the Company may adjust the carrying value of and/or consolidate the subsidiary in accordance with generally accepted accounting principles used in the United States.

In addition, the Company has agreed with the Liquidator of CGI's former UK subsidiary to acquire telecommunication equipment owned by that former subsidiary valued by the Company at $128,210.

Through June 30, 2005, CGI sold a total of 7 million shares (466,667 after consideration of the 1:15 stock split) of GlobeTel stock, and in July 2005 CGI sold additional 20,000 shares (after consideration of the 1:15 stock split) of GlobeTel stock, resulting in total net proceeds of $1,607,145 through September 30, 2005. These proceeds were advanced to GlobeTel. CGI had acquired the shares during its course of business prior to becoming an affiliate of GlobeTel. A net balance advanced from CGI of $1,457,174 as of September 30, 2005. The amounts advanced from CGI to GlobeTel are to be applied towards CGI's pending acquisition of certain licensing rights for Sanswire, the terms of which the parties are currently negotiating.

NOTE 4 - ASSET ACQUISITION - HOTZONE

On June 2, 2005, the Company entered into an agreement to acquire assets of HotZone Wireless, LLC ("HotZone"), an advanced developer of WIMAX and extended range WIFI Systems with operations in the United States and Europe. The acquisition transaction, which closed during the three months ended September 30, 2005, was paid with $27,000 cash and provides for a total of 2 million shares of the Company's common stock to be issued in increments of 666,667 shares on each of the first, second, and third anniversary dates of the agreement, assuming that certain milestones are achieved. Additionally, the HotZone staff is entering into employment agreements with the Company.

The assets acquired under the HotZone agreement consist primarily of intellectual property and proprietary rights in intellectual property. As of September 30, 2005, the Company has placed all of HotZone's tangible assets into GlobeTel Wireless Corp. (GlobeTel Wireless), its Florida-based, wholly-owned subsidiary.

Accounting for Purchase Price and Intangible Assets

Whereas the milestones for the first year are defined, and the Company believes that achievement of such milestones for the first year are probable and the amount payable (with GlobeTel common stock) is measurable, the Company recorded the amounts during the three months ended September 30, 2005. The purchase price for the assets acquired was recorded at $2,280,334 based on the $27,000 paid in cash, plus $2,253,334, which represents the present value of 666,667 shares of common stock payable on the first anniversary date. The shares were valued at $
3.38 per share, based on the value of the Company's free-trading stock on the agreement date. The Company allocated the purchase price based on the estimated fair market value of the asset acquired as follows: (a) HotZone tangible assets
- $55,910; and (b) HotZone intangible assets - $2,224,424.

Since the milestones to be achieved for the second and third years of the contract are presently undefined, it is unknown whether or not such milestones, even if defined, will be achieved. The Company has not recorded the additional consideration totaling 1,333,333 shares issuable after year one of the agreement (666,667 issuable for each of years two and three). The Company will record the additional contingent shares at fair value upon issuance of the shares or at such time that the Company may determine that the issuance of the shares is probable and the value ascribable to the shares is measurable. Accordingly, no amount for such contingent consideration was recorded as a liability or included in the allocation of the purchase price.

The Company tests the asset for impairment at each reporting period, and upon the occurrence of any significant event which may affect the carrying value of the assets. The Company tested the assets for impairment and determined that no impairment existed and no adjustment to the carrying value was required as of September 30, 2005, and through the date of this filing.

GlobeTel Wireless's assets, liabilities, results of operations and cash flows are consolidated in these financial statements.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

As a result of the non-payment and because the outcome of the motion cannot be determined, the Company wrote off as bad debt, accounts receivable of $938,782 for the year ended December 31, 2004 and $469,391 for the nine months ended September 30, 2005, for a total write-off of $1,408,173.

Contingent Consideration - Sanswire Asset Acquisition

In accordance with the Sanswire and Stratodyne agreements a total of 28 million shares (1,866,666 after the 1:15 reverse stock split) were issued, as discussed in our December 31, 2004, Form 10-KSB. On February 5, 2005, GlobeTel filed a registration statement to register shares associated with these agreements. An additional 200 million (13,333,333 after 1:15 reverse stock split) shares were to be issued pursuant to the terms and conditions of the "successful commercial launch" of a commercial communications platform aboard an airship developed by Sanswire and Stratodyne by the December 31, 2005 closing date. The Stratodyne agreement provides that 50 million (3,333,333 after 1:15 reverse stock split) of the 200 million (13,333,333 after 1:15 reverse stock split) additional shares will be issued to Stratodyne or its assignee(s) and the remaining 150 million (10,000,000 after 1:15 reverse stock split) shares to Sanswire Technologies, Inc.

For purposes of the Sanswire purchase agreement as amended, a "successful commercial launch" was to be deemed to have occurred if all the conditions in the agreement have been satisfied and all other conditions deemed material by GlobeTel are satisfied, as determined by GlobeTel in its sole discretion. "Successful Commercial Launch" means (a) a launch ("Launch") within (i) eighteen
(18) months after a successful launch by the Company or any of its affiliates of a prototype airship (dirigible) that was then under construction, by the Company or any of its affiliates of an airship (dirigible) that is able to (I) reach and maintain an altitude of at least 65,000 feet, (II) maintain a position in one GPS coordinate, (III) receive and transmit commercially acceptable two-way wireless voice and Internet transmissions (collectively, "Services"), and (b) there is at least one paying customer for the Services within one year of the Launch, but not later than 30 months from the date of the launch of the prototype airship then under construction.

As of the date of this report, the conditions precedent to the entitlement to the issuance of the additional shares have not yet been fulfilled.

Due to Related Party - Carrier Services, Inc.

As described in the Company's December 31, 2004, Form 10-KSB, the Company entered into an agreement with Carrier Services, Inc. ("CSI") in 2004 whereby CSI, upon the Company's subsidiary, Centerline, achieving $25 million in revenues, will receive 5 million (333,333 after 1:15 reverse stock split) shares of the company's publicly traded stock.

The required revenues were achieved in January 2005 and CSI became entitled to the shares. The Company and CSI mutually decided to conclude their joint business operations as of February 6, 2005, and thereafter completed reconciling and agreeing upon the final amount due to CSI. The parties agreed that the payment source for the shares compensation due to CSI was the proceeds from the sale of 5 million shares of the Company stock sold by CGI and advanced to CSI, as described above. The net proceeds from the 5 million shares (333,333 after 1:15 reverse stock split) for CSI were $1,063,686.

After offsetting amounts due to CSI against amounts due from CSI, consisting of the amounts due for accounts receivable collected by CSI on behalf of Centerline and for accounts receivable, pre-paid expenses and accounts payable assumed by CSI, and payments made by the Company on behalf of CSI, net of any payments made by CSI on behalf of the Company and paying CSI approximately $205,000, the balance due to CSI was $481,363 as of September 30, 2005.

In connection with the CSI agreement, the Company recorded commission expenses of $724,513 for the three months ended March 31, 2005, $0 for the three months ended June 30, 2005, and $0 for the three months ended September 30, 2005.

GlobeTel also purchased telecommunications equipment for its Centerline subsidiary from CSI for $500,000. As payment, 33,334 shares of GlobeTel common stock (post-split) valued at $100,000 were issued, and the balance was paid with cash. The purchase agreement also required GlobeTel to provide $150,000 for the reconstruction and establishment of a new telecom switch site in Los Angeles, CA. GlobeTel has complied with this provision.

In August 2005, GlobeTel purchased additional telecommunications equipment for Centerline from CSI for $160,000. As payment, 71,704 shares of GlobeTel common stock (post-split) valued at $120,000 were issued, and the balance was paid with cash.

Joint Venture Agreement - Englewood Corporation

On May 3, 2004, the Company entered into a joint venture agreement and stock option plan with Englewood Corporation ("Englewood") and respectively with Joseph Seroussi, an individual ("the agreement"). Under the agreement, Englewood gives to the Company all of its current and new products and services in the telephony, financial and non financial services fields; all market contacts and relationships and existing and future telecommunications; non financial and financial contracts; and to develop the processing capabilities for transactions on networks in conjunction with ATM, debit and credit cards including but not limited to, the financial networks of MasterCard, MasterCard International, VISA and private banking ATM networks; along with the ability to market such products and services through strategic partners in various countries around the world. Subject to the terms and conditions of the Agreement, the Company will earn 100% of all revenues and profits. During the three-year term of this agreement, Englewood at its sole discretion may elect to have a third party independent appraiser, mutually agreed to by both parties, determine the fair market value of the joint venture. The Englewood portion of the value of the joint venture will be equal to 20% of the fair market value of the Joint Venture.

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

For the three and nine months ended September 30, 2005, there were no transactions requiring recording in the financial statements related to this joint venture.

GlobeTel Wireless Network, Pilot Program

On August 7, 2005, the Company entered into an agreement to provide a wireless communication network for a pilot program in Shenzhen, China with Guangdong Tietong South Communication Co. Ltd, a group company of China Tietong Telecom Corporation, one of only 6 licensed telecom operators in China. Upon successful completion of the pilot program, GlobeTel Wireless and its local Chinese partners will commence a roll out of Wireless Communication Networks throughout China to deliver voice, data and video applications. The agreement was reached with Nessociet Inc., an organization working towards the development of next generation wireless telephony services and NGN Telecom Corporation, the partner to Guangdong Tietong South Communication Co. Ltd., in marketing VoIP services in China. The Company will also utilize Nessociet Inc. who has become a reseller of GlobeTel Wireless networks and equipment in Asia.

For the three months ended September 30, 2005, there were no transactions requiring recording in the financial statements related to these agreements.

Joint Venture Agreement - Leo A. Daly III and J. Randolph Dumas

On July 7, 2005, the Company entered into a joint venture agreement that will lead to the deployment of the Company's Stratellites(TM), throughout Europe, the Middle East, Africa, and the countries of the former Soviet Union. The joint venture is between Sanswire Networks LLC, a wholly-owned subsidiary of GlobeTel, and a venture headed by Leo A. Daly III and J. Randolph Dumas, noted international businessmen. Sanswire Networks, LLC will own 55% of the joint venture entity.

For the three months ended September 30, 2005, there were no transactions requiring recording in the financial statements related to these agreements.

Joint Venture Agreement - Apogeo Enterprises Corporation

On July 14, 2005, the Company's wholly-owned subsidiary, Sanswire Networks, LLC had entered into a joint venture agreement to deploy Stratellites(TM) throughout the country of Colombia. The agreement with Florida-based Apogeo Enterprises Corporation calls for a total of five Stratellites to be launched over the Latin American country to build a wireless broadband network that would be the first of its kind in the world.

For the three months ended September 30, 2005, there were no transactions requiring recording in the financial statements related to these agreements.

Licensing Agreement - RapidMoney Corporation

On July 7, 2005, the Company entered into a licensing agreement with RapidMoney Corporation that allows us to use and modify the RapidMoney system. GlobeTel, along with its venture partner, Grupo Ingedigit ("GI") of Caracas, Venezuela, will incorporate the current RapidMoney(R) funds transfer software applications for merchant Point of Sale ("POS") terminals into the Company's Stored Value international remittance services. Furthermore, this license allows GlobeTel and GI to develop additional applications based on the RapidMoney(R) system that will be deployed in the retail locations which are offering their Stored Value Card Program services.

For the three months ended September 30, 2005, there were no transactions requiring recording in the financial statements related to this agreement.

Altvater GmbH of Germany, Asset Acquisition

On July 7, 2005, GlobeTel entered into a letter of intent to acquire the assets and operations of Altvater GmbH of Germany (Altvater). Subsequently, an agreement was signed, but the acquisition has not yet closed as of the date of this report. Altvater is a wireless communications systems integrator for HotZone systems in Europe, with core operations in Germany. Altvater GmbH has existing sales partner relationships in Europe and North Africa. On September 15, 2005, GlobeTel Wireless Corp., through the acquisition of Altvater, formed a new division, GlobeTel Wireless Europe GmbH,

For the three months ended September 30, 2005, there were no transactions requiring recording in the financial statements related to this agreement.

GlobeTel Wireless, Germany Contract

On August 1, 2005, GlobeTel Wireless Corp., a wholly-owned subsidiary of the Company, was awarded a contract to install wireless networks in three German cities. The contract will provide high-speed wireless networks for internet connectivity starting with the town of Kaiserslautern, and continuing with nearby communities. Construction of the project is to begin in December 2005. GlobeTel Wireless will install these first wireless networks in Germany as part of the roll out plan to deploy wireless communication networks to non-DSL communities, in identified geographic markets.

For the three months ended September 30, 2005, there were no transactions requiring recording in the financial statements related to this agreement.

Use of Proceeds from Preferred Stock Subscriptions Receivable

During the nine months ended September 30, 2005, the Company received $250,000 and equipment totaling $4,835,200 in payment of Series B Preferred Stock subscriptions receivable for a total of $5,085,200.

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

The Company currently leases a 66,000 square foot space hanger in Palmdale, California. The initial lease, between Sanswire Networks, LLC and the City of Los Angeles World Airports, was for a term of three months, ended July 22, 2005 with a monthly rent of $19,990. On June 8, 2005 the lease term was amended for fifteen months, commencing June 8, 2005 through September 7, 2006, with two one-year options. Concurrently with the signing of the amended lease, the parties entered into a reimbursement agreement to share the cost of certain improvements.

In January 2005, GlobeTel signed a lease agreement with the San Bernardino International Airport Authority for hangar space at the airport in San Bernardino, California for the purpose of assembling and storing the Stratellite prototype. The term of the agreement was from January 15, 2005 through March 31, 2005, at a monthly lease rate of $9,767. The Company remained in the space on a month-to-month basis until moving to its new facility in Palmdale, California on June 1, 2005.

NOTE 6 - CONVERTIBLE DEBT AND STOCKHOLDERS' EQUITY

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

In addition, on August 31, 2005 the Company entered into subscription agreements with other investors for 5% convertible notes payable totaling $4.5 million, with 3 year Class A Warrants to purchase up to an additional $6,818,181 in common stock. Net proceeds of $4,150,730 were received, after deducting costs and expenses related to the transaction. The notes amortize at 12.5% per quarter through September 2007, payable each quarter in cash or common shares.

Under the agreements the notes are convertible into common stock of the Company at $ 1.65 per share (post-split). Prior to any notice of conversion, the Company had the right to redeem the note(s) at a premium for cash, subject to a 5-day right to convert by the investor. The Investors also received one Class A Warrant to purchase one share of common stock for each share that the notes would be convertible into had they been converted on the closing date (August 31, 2005) (a total of 2,727,273 shares). The per share exercise price of the Warrants is $2.50.

As of September 30, 2005 and as of the date of this report, no portion of the notes were converted, nor were any of the warrants exercised.

Private Placements

On May 9, 2005, the Company entered into a private placement with a number of accredited investors, whereby these investors have purchased $2,357,960 of our common shares at a price of $ .1924 ($ 2.886 after 1:15 reverse stock split), with warrants to purchase up to an additional 8,578,856 (571,924 after 1:15 reverse stock split) shares of common stock at an exercise price of $ .3395 ($
5.0925 after 1:15 reverse stock split). However, the subscription agreement with the investors allows for the price of the warrant to be adjusted should the Company offer equity securities at a lower price prior to the Warrants being exercised. As stated below the Company has entered into such an agreement and will be obligated to adjust the Warrant exercise price.

On May 23, 2005, the Company accepted an additional subscription from one of the initial investors increasing their investment by $250,000 on the same terms and conditions as all the other investors.

The Company received net proceeds of $2,328,481 from the above transactions, after fees and costs of $279,471 related to the issuance.

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

In September 2005, the Company issued a total of 1,005,185 (post-split) shares (unregistered, restricted stock) for consulting and investment banking services, valued at $1,505,926, based on the closing price of the shares on the dates of issuance.

Severance Agreements

In September 2005, the Company issued a total of 98,983 shares pursuant to a severance and settlement agreement with a former employee, valued at $177,400, based on $1.79 per share, the closing price of the shares on the date of the agreement and registration of the shares. An additional $237,600 of shares are issuable pursuant to the agreement of which $118,800 is due January 4, 2006 and $118,800 is due August 1, 2006. The former employee also received cash of $55,000 pursuant to the agreement.

Also in September 2005, the Company issued a total of 82,887 shares (restricted stock - Rule 144) pursuant to a severance agreement with the former President and Director, valued at $123,750, based on the closing price of the shares on the dates of issuance. In addition, a total of 81,481 options to purchase common shares, valued at $55,000 based on the option exercise price (adjusted for 1:15 reverse stock split) per the 2004 Employee Stock Bonus Plan.

Registration of Stock Options per Employee Benefit Plan

A registration statement on Form S-8 for 32,400,000 (or 2,160,000 after 1:15 reverse stock split) shares was filed in March 2005, registering 27 million (or
1.8 million after 1:15 reverse stock split) of the options issued in 2004 (allocated pro-rata among the holders of the 129,225,064 (or 8,615,004 after 1:15 reverse stock split) total option shares issued in 2004), plus the 5.4 million (or 360,000 after 1:15 reverse stock split) share issued in March 2005 for services above.

A registration statement on Form S-8 was filed in August 2005, registering 98,983 shares of common stock issued in a mutual release and separation agreement with the former employee discussed above. There were 55,000 shares in lieu of bonus for 2005 and the remaining amount was for settlement of $360,000 of shares as a settlement and separation payment.

Bonuses to Employees Paid with GlobeTel Stock

In March 2005, Sanswire entered into employment agreements with certain Sanswire personnel. In order to attract key employees, and in connection with these employment agreements, the Company recorded $300,000 in signing bonuses payable with GlobeTel stock. In June 2005, a total of 82,541 (post-split) shares of common stock (unregistered, restricted stock), at a recorded prices of $ 3.60 per share for 280,000 shares and $4.20 per share for 20,000 shares, were issued in payment of this obligation.

Also, in June 2005, the Company issued a total of 27,231 (post-split) shares of common stock (restricted - Rule 144), at a recorded prices averaging approximately of $3.30 per share, for a total of $90,000, to other Sanswire employees as a performance bonus.

In September 2005, the Company issued an additional 3,166 (post-split) shares of common stock (restricted - Rule 144) to a current Sanswire employee, valued at $4,750, based on the closing price of the shares on the dates of issuance .

Also, in September 2005, the Company issued a total of 133,334 (post-split) shares of common stock (restricted - Rule 144), at a recorded price of $1.50 per share, based on the closing price of the shares on the dates of issuance, for a total of $200,000, to a new GlobeTel employee.

NOTE 7 - PREFERRED STOCK

Conversion of Series A Preferred Shares

During the nine months ended September 30, 2005, Series A Preferred Shareholders converted a total of 136,611,615 (or 9,107,441 after 1:15 reverse stock split) with a recorded value totaling $697,500. In September 2005, the Company issued 1,881,317 shares payable in exchange for the remaining amount due on conversion of Preferred A Shares.

Series B Preferred Stock Conversion Rights

The Series B Preferred Stock subscription agreement originally provided that, beginning on the first anniversary after the first closing date and expiring two years thereafter, the preferred stockholder, Caterham and its nominees may convert (in whole or in part) its Series B Preferred Stock into GlobeTel common stock. Each 1,000 share increment of Series B Preferred Stock, as a class, issued to Caterham and its nominees shall be convertible into that number of shares of the Company's common stock equal to 1% of GlobeTel then issued and outstanding shares (the "Aggregate Conversion Shares") as determined on the date in which Caterham, or one of its nominees, first converts its Series B Preferred Stock into the Company's common stock (the "First Conversion Date"). In March 2005, the Company and Caterham amended the agreement to revise conversion rights to provide issuance of 5,542,000 (or 369,467 after 1:15 reverse stock split) shares of GlobeTel common stock per 1,000 Series B Preferred Shares. Each holder of the Series B Preferred Stock will receive shares of GlobeTel aggregate conversion shares based on his pro-rata ownership of the Series B Preferred Stock. Three years after the first closing date, all of the shares of GlobeTel's Series B Preferred Stock which have not converted into GlobeTel common stock will be automatically converted into shares of GlobeTel's common stock.

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

During the current year no Series B Preferred shares were converted.

Series C Preferred Stock Conversion Rights

The Series C Preferred Stock subscription agreement provided that the preferred shares that have not been converted, the holders of the Series C Preferred Stock, voting as a group, will have voting rights equal to the current conversion share amount at the time of the vote of GlobeTel's authorized shares of common stock for a period of three years from the first closing date.

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

In April 2005, the parties agree to modify the conversion terms above as follows: For a period of one year after the first closing date, the Series C Preferred Stock shall not be convertible into shares of GlobeTel common stock. Beginning on the first anniversary of the first closing date and for a period of two years thereafter, the purchases may convert (in whole or part) its Series C Preferred Stock into GlobeTel common stock in at least 250 share increments. Each increment, at the time of conversion, will represent 7.5 million (or 500,000 shares after the 1:15 reverse stock split) shares of GlobeTel common stock. On the third anniversary of the First Closing Date, all shares of Series C Preferred Stock will automatically be converted into GlobeTel common stock (to the extent such shares have not been converted into common stock prior to this date).

During the current year no Series C Preferred shares were converted.

Series D Preferred Stock Conversion Rights

On July 28, 2004, the Company agreed to sell 1,000 shares of Series D Preferred Stock to Mitchell A. Siegel, Vice President of Business Development of the Company. The Company intends to use $1 million of this investment for working capital and purchase of equipment necessary to expand the Company's stored value card programs.

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

During the current year no Series D Preferred shares were converted.

NOTE 8 - NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

NOTE 9 - SEGMENT INFORMATION

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment sales prices are market based. The Company evaluates performance based on operating earnings of the respective business units, segregated into telecommunications services (international wholesale carrier traffic, networks, prepaid calling services, internet telephony, stored value services and Super Hubs(TM)) and the Sanswire Stratellite(TM) project. The "Unallocated" column includes expenses incurred by and net other income realized by the parent corporation, GlobeTel, including corporate operating expenses, not specifically allocated to either operating segment.

Segment information for the nine-months ended September 30, 2005 is as follows:

                                      Telecom           Sanswire         Unallocated           Totals
                                   ------------       ------------       ------------       ------------
Revenues Earned                    $ 60,010,691       $         --       $         --       $ 60,010,691
Costs of Revenues Earned             59,456,896                 --                 --         59,456,896
                                   ------------       ------------       ------------       ------------
Gross Margin                            553,795                 --                 --            553,795
Expenses                              2,090,341          3,448,221         10,438,271         15,976,833
                                   ------------       ------------       ------------       ------------
Loss Before Other Income
   (Expense) and Income Taxes        (1,536,546)        (3,448,221)       (10,438,271)       (15,423,038)
Other Income (Expense)                       --                 --            (99,588)           (99,588)
                                   ------------       ------------       ------------       ------------
Loss Before Income Taxes             (1,536,546)        (3,448,221)       (10,537,859)       (15,522,626)
Income Taxes                                 --                 --                 --                 --
                                   ------------       ------------       ------------       ------------
Net Loss                           $ (1,536,546)      $ (3,448,221)      $(10,537,859)      $(15,522,626)
                                   ============       ============       ============       ============

NOTE 10 - SUBSEQUENT EVENTS

Services Agreement - Global Crossing, Ltd. (NASDAQ: GLBC)

On October 6, 2005, Global Crossing announced that GlobeTel had selected its integrated, global IP-based network to offer international cable companies and Internet Service Providers ("ISPs") a completely customizable VoIP solution for clients located in Latin America and the Caribbean. As of the date of this report no transactions have occurred that would require recording or disclosure in the Company's financial statements.

StrateVoIP Platform Launched

On October 7, 2005, GlobeTel announced the launch of private-label consumer VoIP platform designed and built specifically for service providers, a customizable solution known as StrateVoIP. As of the date of this report no transactions have occurred that would require recording or disclosure in the Company's financial statements.

Cooperative Technologies Agreement - University of Stuttgart, Germany

On October 12, 2005, GlobeTel announced that our wholly owned subsidiary, Sanswire Networks LLC, had signed an agreement with TAO-Technologies in cooperation with the University of Stuttgart in Germany. The agreement states that TAO-Technologies, in cooperation with the University of Stuttgart, will design several next-generation airships intended for multiple uses. As of the date of this report no transactions have occurred that would require recording or disclosure in the Company's financial statements.


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

Update on Activities During the Three Months Ended September 30, 2005

Joint Venture Agreement - Leo A. Daly III and J. Randolph Dumas

On July 7, 2005, we entered into a joint venture that will lead to the deployment of our Stratellites(TM), throughout Europe, the Middle East, Africa, and the countries of the former Soviet Union. The joint venture is between Sanswire Networks LLC, a wholly-owned subsidiary of GlobeTel, and a venture headed by Leo A. Daly III and J. Randolph Dumas, noted international businessmen. Sanswire will own 55% of the joint venture entity.

Joint Venture Agreement - Apogeo Enterprises Corporation

On July 14, 2005, we announced that our wholly-owned subsidiary, Sanswire Networks, LLC had entered into a joint venture agreement to deploy Stratellites throughout the country of Colombia. The agreement with Florida-based Apogeo Enterprises Corporation calls for a total of five Stratellites to be launched over the Latin American country to build a wireless broadband network that would be the first of its kind in the world.

Cooperative Research and Development Agreement

On July 13, 2005, we announced that our wholly-owned subsidiary Sanswire Networks, LLC had signed a Cooperative Research and Development Agreement (CRDA) with Proton Energy Systems, Inc., a subsidiary of Distributed Energy Systems Corp. Pursuant to the agreement, Proton will provide assistance in developing a regenerative fuel cell energy storage system for our high altitude Remotely Operated Airship (ROA), or Stratellite. Under the agreement, Proton will provide prototype regenerative fuel cell (RFC) equipment and specialized technical support to Sanswire for our development and flight-testing of the Stratellite via a series of task agreements. Sanswire will provide the airship platform for testing and engineering inputs to tailor the RFC solution.

Licensing Agreement - RapidMoney Corporation

On July 7, 2005, we announced we had entered into a licensing agreement with RapidMoney Corporation that allows us to use and modify the RapidMoney system. We, along with our venture partner, Grupo Ingedigit of Caracas, Venezuela ("GI"), will incorporate the current RapidMoney(R) funds transfer software applications for merchant Point of Sale ("POS") terminals into the our Stored Value International Remittance Services. Furthermore, this license allows us and GI to develop additional applications based on the RapidMoney(R) system that will be deployed in the retail locations which are offering their Stored Value Card Program services. Located in San Antonio, Texas, RapidMoney Corporation developed a system for personal money transfers on easy-to-use POS terminals.

Altvater GmbH of Germany, Asset Acquisition

On July 7, 2005, we announced that we had entered into a letter of intent to acquire the assets and operations of Altvater GmbH of Germany (Altvater). Subsequently, an agreement was signed, but the acquisition has not yet closed as of the date of this report. Altvater is a wireless communications systems integrator for HotZone systems in Europe, with core operations in Germany. Altvater GmbH has existing sales partner relationships in Europe and North Africa. The assets of Altvater will be put into Globetel Wireless Europe GmbH, a wholly-owned subsidiary of GlobeTel Wireless Corp., a wholly-owned subsidiary of the Company.

GlobeTel Wireless, Germany Contract

The Company, through GlobeTel Wireless, is utilizing the HotZone assets and technology in developing WIMAX wireless systems for deployment in areas the Company identifies and markets to. Future considerations include the use of the Company's Stratellites(TM), which will provide radio technology for the wireless communications that will cover significant geographic areas up to 120,000 square miles, and, in addition, provide advanced wireless products and services for terrestrial wide area networks covering rural and city areas. Upon deployment of the Stratellite(TM), on a region-by-region and country-by-country basis the communications technology will deliver high speed voice, data and rich streaming content, as well as other communications possibilities.

On August 1, 2005, we announced that our new division (a subsidiary), GlobeTel Wireless, had been awarded a contract to install wireless networks in three German cities. The contract will provide high-speed wireless networks for internet connectivity starting with the town of Kaiserslautern, and continuing with nearby communities. Kaiserslautern is a city of 100,000 people, located 100 miles South West of Frankfurt. Construction of the project is to begin in December 2005. GlobeTel Wireless will install these first Wireless Networks in Germany as part of the roll out plan to deploy wireless communication networks to non-DSL communities, in identified geographic markets.

GlobeTel Wireless Network, Pilot Program

On August 7, 2005, we announced an agreement to provide a GlobeTel Wireless communication network for a pilot program in Shenzhen, China with Guangdong Tietong South Communication Co. Ltd, a group company of China Tietong Telecom Corporation, one of only 6 licensed telecom operators in China. Upon successful completion of the pilot program, GlobeTel Wireless and its local Chinese partners will commence a roll out of wireless communication networks throughout China to deliver voice, data and video applications. The agreement was reached with Nessociet Inc., an organization working towards the development of next generation wireless telephony services and NGN Telecom Corporation, the partner to Guangdong Tietong South Communication Co. Ltd., in marketing VoIP services in China. We also announced that Nessociet Inc. has become a reseller of GlobeTel Wireless networks and equipment in Asia.

Cooperative Research and Development Agreement - Center for Solar Energy and Hydrogen Research Baden-Wuerttemberg

On September 6, 2005, we announced that our subsidiary, Sanswire Networks LLC (Sanswire), had signed a Letter of Intent (LOI) with the Center for Solar Energy and Hydrogen Research Baden-Wuerttemberg (ZSW). The LOI states that ZSW will provide research and development engineering support under a Cooperative Research and Development Agreement for the development of a state-of-the-art solar-electric propulsion system for our Stratellite airship.

Joint Venture Agreement - Kashiwabara Token Corporation

On September 8, 2005, we announced that our subsidiary, Sanswire Networks LLC, has signed a Letter of Intent (LOI) with Kashiwabara Token Corporation of Iwakuni City, Japan, to enter a joint venture in the establishment of a terrestrial ground-based wireless broadband and communications system, a prelude to the deployment of the Sanswire Stratellite Airship broadband network in Japan. Kashiwabara Token Corporation holds a controlling interest of a major cell phone system in the Hiroshima and Yamaguchi prefectures as well as the ICAN Cable television system in Japan.

Services Agreement - Global Crossing Ltd. (NASDAQ: GLBC)

On October 6, 2005, Global Crossing announced that we selected its integrated, global IP-based network to offer international cable companies and Internet Service Providers (ISPs) a completely customizable Voice over IP (VoIP) solution for clients located in Latin America and the Caribbean. Starting in October 2005, we will use Global Crossing IP Transit(TM), Global Crossing VoIP Local Service(TM) and Global Crossing VoIP Outbound(TM) to provide international service providers with end-to-end VoIP from anywhere in the United States to Argentina, Brazil, Bolivia, Colombia, Mexico, Peru and the entire Caribbean. We selected Global Crossing to launch our turnkey VoIP solution for international service providers because of its network's extensive reach, as well as its reputation for industry-leading technology, reliability and security. Global Crossing VoIP Local Service will provide GlobeTel's customers local numbers in the United States that end-users can dial at no charge. With Global Crossing IP Transit, calls to these numbers will be routed to Global Crossing's VoIP network through an IP-based connection. Global Crossing VoIP Outbound will then transport the packet-based voice traffic to Latin America and the Caribbean and complete the call. Global Crossing has built one of the world's most extensive integrated voice networks. By providing a dedicated connection and transporting calls across a secure, private backbone, the company ensures its voice traffic receives maximum protection. VoIP packets are given highest priority in Global Crossing's IP backbone, which translates into reliable, carrier-quality service with minimized latency, packet loss and jitter, as well as call quality that is even and predictable.

StrateVoIP Platform Launched

On October 7, 2005, we announced the launch of the most flexible, private-label consumer VoIP platform designed and built specifically for service providers. The completely customizable solution known as StrateVoIP provides everything required to turn an existing service provider into a leader in VoIP technology without the usual obstacles involved in building out a carrier-class VoIP platform. StrateVoIP is a private-label solution designed for ISPs, cable companies, telcos, and all other providers desiring to offer VoIP services to their local markets. The StrateVoIP platform is operated by our proprietary VoIP software package, which allows clients to design and architect completely customized calling packages to fit the needs of their specific local markets. StrateVoIP's customizable platform provides real time, web-based functionality to set up custom calling plans by country or region with customized rate management for profitability control. The consumer experience is powered by Linksys VoIP hardware and is completely plug and play, while providing advanced calling features such as real-time accounting, web and email-based voicemail, and global "follow-me" services. We introduced this technology at the ISPCON conference Santa Clara, CA, October 18 - 20, 2005.

Cooperative Technologies Agreement - University of Stuttgart, Germany

On October 12, 2005, we announced that our wholly owned subsidiary, Sanswire Networks LLC, had signed an agreement with TAO-Technologies (TAO) in cooperation with the University of Stuttgart in Germany. The University of Stuttgart has been well known for the research and development of airships for decades, and has developed an excellent track record in the design, development and flight testing of numerous air vehicles. The agreement states that TAO-Technologies, in cooperation with the University of Stuttgart, will design several next-generation airships intended for multiple uses. These unique and proprietary designs are specific to certain customer demands and are intended to complement the suite of near-space vehicles currently being developed and built by our wholly owned subsidiary, Sanswire Networks, LLC.

Segment Highlights Sanswire Networks' Stratellite Airship

On October 20, 2005, we announced that on October 28, 2005 construction of the Sanswire One airship was to be featured on the Discovery's Science Channel. The segment had previously been aired on the Discovery Channel in Canada.

Financial Information

Three months ended September 30, 2005, ("2005" or "the current period") compared to the three months ended September 30, 2004 ("2004" or "the prior period"), unless otherwise noted.

Financial Condition as of September 30, 2005 and December 31, 2004

Assets. At September 30, 2005, we had total assets of $18,154,504 compared to total assets of $6,195,977 as of December 31, 2004.

The current assets at September 30, 2005, were $5,842,336, compared to $2,561,197 at December 31, 2004. As of September 30, 2005, we had $3,419,606 of
cash and cash equivalents compared to $601,559 as of December 31, 2004. The increase in cash and cash equivalents is primarily related to private placement funding during the current period. We also had restricted cash of $1,072,000 at September 30, 2005, compared to none as of December 31, 2004, relating to money on deposit and held as collateral for our MasterCard program ($1 million) and with a Sanswire vendor ($72,000).

Our net accounts receivable were $927,217 as of September 30, 2005, compared to $1,740,883 as of December 31, 2004. Approximately 98% of the September 30, 2005, receivables were attributable to three customers, including 58% or $538,623 (net of allowance) related to the Mexico network, 29% or $269,889 (net of allowance) related to the Brazil network and 11% or $103,872 related to the Philippines network. We have increased our allowance for doubtful accounts by $533,344 for the year.

Other current assets included $317,737 in prepaid expenses, primarily prepaid minutes with carriers and prepaid insurance, compared to $58,900 in 2004; $60,976 inventory of IP Phones, compared to $63,976 in the prior year; and deposits on equipment purchases and other current assets of $44,800 (after recording a loss on equipment deposit of $80,993 during the three months ended September 30, 2005) compared to $88,994 in 2004.

Fixed assets (net of accumulated depreciation) were $6,837,031 as of September 30, 2005, compared to $445,756 as of December 31, 2004, reflecting the acquisition of substantial assets in connection with our expanding telecommunications equipment, include "Switches" of approximately $5 million, as well as increases in office improvements, furniture and equipment.

Other assets were $5,475,137 as of September 30, 2005, compared to $3,189,024 as of December 31, 2004, reflecting the acquisition of the HotZone assets of approximately $2.2 million. These amounts also include, as of both periods, the Sanswire intangible assets valued at $2,778,000 and investment in CGI, our unconsolidated foreign subsidiary, totaling $352,300

Liabilities. At September 30 2005, we had total liabilities of $10,487,318 compared to total liabilities of $919,400 as of December 31, 2004.

The current liabilities at September 30, 2005 were $8,237,318 compared to $914,682 at December 31, 2004, an increase of $7,322,636. The increase is principally due to $1,457,174 advanced by CGI, our unconsolidated foreign subsidiary, current portion of long-term debt, including $2,250,000 current portion of convertible notes payables, contractual obligations netting $481,363 due to CSI, due to former employee of $237,600 payable in our stock, due to HotZone Wireless, Inc. for the assets acquisition of $2,253,334, payable in our stock, and accounts payable and accrued expenses of $865,064 and $422,764, respectively, relating to our increased level of business activities.

Long-term liabilities at September 30, 2005 include the portion of convertible notes payable due after one year of $2,250,000. There were no significant long-term liabilities as of December 31, 2004.

Results of Operations for the Three Months Ended September 30, 2005 and 2004

Revenues. During the current period, our gross sales were $22,299,516 representing an increase of 197% over the prior period when our gross sales were $7,509,206. Our revenues increased primarily due to revenues from our subsidiary, Centerline and its subsidiaries, which recorded consolidated revenues of $20,482,932 (or 92% of total revenues), consisting primarily of wholesale traffic revenues (telecommunications minutes) and related network management fees. The remainder of our revenues continued to be predominantly from telecommunications minutes going through our Philippines network, which generated $1,784,574 (or 8% of gross revenues).

Cost of Sales. Our cost of sales consists primarily of the wholesale cost of buying bandwidth purchased by us for resale, collocations costs, technical services, wages, equipment leases, and the costs of telecommunications equipment. We had cost of sales of $22,390,416 for the current year, compared to $7,709,650 for the prior period. We expect cost of sales to increase in future periods to the extent that our sales volume increases.

Gross Loss. Our gross loss was $90,900 or less than 1% for the current period, compared to gross loss of $200,444 or 2.7% of total revenues in the prior period, a decrease of $109,544 or 55%. The continued gross loss, reduced as compared to the prior period, is primarily due to lower margins on resale of wholesale minutes related to the increased cost of the minutes to terminate, especially the Philippines network, where our margin was less than two percent, and initial activities of Centerline, where our gross margin was minimal or zero as in the prior period. We expect to derive higher margins from our Centerline operations in the near term and commence sales directly to the retail market.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, bad debts, investment banking and financing fees, investor and public relations, research and development, sales commissions telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for the current period were $5,787,054 compared to prior period operating expenses of $2,414,260 an increase of $3,372,794 or 140%. The increase is primarily due to the following:

Consulting and professional fees increased to $725,864 from $651,594 in the prior period.

Employee payroll and related taxes for the current period were $1,599,511 compared to $296,117, an increase of $1,303,394 or 440%. This increase was due to expansion of our operations, facilities and workforce, related to additional services required to develop and expand our geographical and product markets and projects, including, primarily, our Sanswire Project, as well as our Stored Value Program, and international markets, primarily in Asia and Australia, as well as increased professional fees in maintaining and expanding a public company, including our move to the American Stock Exchange. In addition, expenses of approximately $470,000 were incurred in connection with a settlement and severance agreement with a former employee.

Investment banking and financing fees increased to $1,579,270 (including non-cash compensation of $1,230,000), from $0 in the prior period. This increase was due to costs and expenses related to $4.5 million in convertible notes payable received during the current period and amounts contractually payable as agreed with our investment banker.

Investor and public relations increased to $224,305 (including non-cash compensation of $100,000), from $27,605 in the prior period. This increase was due to costs and expenses related to our annual meeting , marketing and general corporate expenses.

We incurred $158,875 of research and development costs for our Sanswire project
- development of the Stratellite(TM) - during the current period, compared to $60,309 in the prior year.

Other operating expenses increased to $226,638 from $39,125 and rents increased to $171,683 from $38,282. These increases were due to our expanding facilities, personnel and general expenses in maintaining a growing organization, including our new Sanswire facilities in Palmdale, CA, our Centerline facilities in Los Angeles, CA and our corporate facilities in Pembroke Pines, FL.

Travel and related increased to $259,808 from $50,816. This increase was due to our expanding project and market development both domestically and internationally.

Loss from Operations. We had an operating loss of $5,877,954 for the current period as compared to an operating loss of $2,614,704 for the prior period, primarily due to increased operating expenses as described above, including the expansion of our various programs. We expect that we will continue to have higher operating costs as we increase our staffing and continue expanding operations, programs, projects and operating costs related to our newly acquired subsidiaries.

Net Loss. We had a net loss of $5,965,244 in the current period compared to a net loss of $2,589,044 in the prior period. The net loss is primarily attributable to the increase in the operating expenses as discussed above.

Results of Operations for the Nine Months Ended September 30, 2005 and 2004

Revenues. During the current period, our gross sales were $60,010,691, representing an increase of 314% over the prior period when our gross sales were $14,509,624. Our revenues increased primarily due to revenues from our subsidiary, Centerline and its subsidiaries, which recorded consolidated revenues of $50,941,997 (or 85% of total revenues), consisting primarily of wholesale traffic revenues (telecommunications minutes) and related network management fees. The remainder of our revenues continued to be predominantly from telecommunications minutes going through our Philippines network, which generated $7,674,615 (or 13% of gross revenues).

Additional revenues generated included $700,000 from a network built for an international client (netting $35,000 of gross profit, after costs of $665,000).

Cost of Sales. Our cost of sales consists primarily of the wholesale cost of buying bandwidth purchased by us for resale, collocations costs, technical services, wages, equipment leases, and the costs of telecommunications equipment. We had cost of sales of $59,456,896 for the current year, compared to $14,524,807 for the prior period, an increase of 309%. We expect cost of sales to increase in future periods to the extent that our sales volume increases.

Gross Margin (Loss). Our gross margin was $553,795 or about 1% for the current period, compared to a gross loss of ($15,183) or less than (1%) of total revenues in the prior period, an increase of $568,978. The added margin is primarily due to the increase in wholesale minutes that was passed, primarily with our Philippines network.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, bad debts, investment banking and financing fees, investor and public relations, research and development, sales commissions telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for the current period were $15,976,833 compared to prior period operating expenses of $4,754,339, an increase of $11,222,494 or 236%. The increase is primarily due to the following:

Consulting and professional fees increased to $5,072,183 (including non-cash compensation of $3,709,826), from $1,129,202 in the prior period. Investment banking and financing fees increased to $2,028,820 in the current period, related to obtaining funding of approximately $9.3 million, compared to $169,066 in the prior period, as well as increased professional fees in maintaining and expanding a public company, including amounts contractually payable as agreed with our investment banker.

In addition, employee payroll and related taxes for the current period were $3,076,476 (including non-cash compensation of $964,750) compared to $482,082, an increase of $2,594,394 or 538%. Insurance and employee benefits for the current period were $403,646 compared to $80,148, an increase $323,498. This increase was due to expansion of our operations, facilities and workforce, related to additional services required to develop and expand our geographical and product markets and projects, including our Stored Value Program, our Sanswire Project, and international markets, primarily in Asia and Australia. In addition, expenses of approximately $470,000 were incurred in connection with a settlement and severance agreement with a former employee.

Investor and public relations increased to $417,902 (including non-cash compensation of $100,000), from $101,509 in the prior period. This increase was due to costs and expenses related our annual meeting and marketing and general corporate expenses.

We incurred $977,335 of research and development costs for our Sanswire project
- development of the Stratellite(TM) - during the current period, compared to $76,586 in the prior year.

We incurred $724,513 of sales commissions for our Centerline operations during the current period, compared to none in the prior year, whereas the Centerline operations began after the prior period in 2004.

Other operating expenses increased to $577,332 from $116,872 and rents increased to $314,934 from $70,140. These increase was due to our expanding facilities, personnel and general expenses in maintaining a growing organization, including our new Sanswire facilities in Palmdale, CA, our Centerline facilities in Los Angeles, CA and our corporate facilities in Pembroke Pines, FL.

Loss from Operations. We had an operating loss of $15,423,038 for the current period as compared to an operating loss of $4,769,522 for the prior period, primarily due to increased operating expenses as described above, including the expansion of our various programs. We expect that we will continue to have higher operating costs as we increase our staffing and continue expanding operations, programs, projects and operating costs related to our newly acquired subsidiaries.

Net Loss. We had a net loss of $15,522,626 in the current period compared to a net loss of $4,749,917 in the prior period. The net loss is primarily attributable to the increase in the operating expenses as discussed above.

Liquidity and Capital Resources

Cash Flows. Our cash used in operating activities was $8,373,047 for the current period, compared to $3,485,052 for the prior period. The increase was primarily due to the increased level of operations and operating activities and changes in our current assets and liabilities.

Our cash used in investing activities includes acquisitions of property and equipment totaling $1,548,944, relating primarily to our expanding telecommunication program, compared to $73,018 in the prior year.

Net cash provided by financing activities was $12,740,038 as compared to $3,626,360 from the prior period, principally from proceeds from the sale of preferred stock of $500,000 for the current period, compared to $3,582,060 in the prior period; proceeds totaling $5,730,217 (after related costs) for convertible notes payable; $5,117,311 from sales of common stock, relating to the exercise of warrants by convertible note holders and private placements; and proceeds of $1,607,174 from the loan payable to CGI.

We raised approximately $18 million during the nine months ended September 30, 2005 which was used to pay our operating expenses during 2005, including certain operating expenses of our wholly-owned subsidiaries, Sanswire and Centerline, and the overall expansion of our operations,.

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

As reflected in the accompanying financial statements, during the nine month period ended September 30, 2005, we had a net loss of $15,522,626 compared to a net loss of $4,749,917 during the prior period. Consequently, there is an accumulated deficit of $55,183,662 at September 30, 2005, compared to $39,661,036 at December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2005, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

For the year ended December 31, 2004, the Company's independent auditors, Dohan and Company, CPA's, P.A. ("Dohan") advised management and the Board of Directors by a letter dated March 19, 2005 that, in connection with its audit of the Company's consolidated financial statements for the year ended December 31, 2004, it noted certain matters involving internal control and its operation that it considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent auditors' attention that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. Further, a material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Dohan advised management and the Board of Directors that it considers the items that constitute material weaknesses in internal control and operations. Dohan noted that these matters were considered by them during their audit and did not modify the opinion expressed in its independent auditor's report dated March 19, 2005.

As noted above and below, the Company has made and is continuing to make changes in its controls and procedures, including its internal control over financial reporting, aimed at enhancing their effectiveness and ensuring that the Company's systems evolve with, and meet the needs of, the Company's business. As further noted above, the Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company's controls and procedures, including its internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

We have made significant changes in the Company's internal controls that have affected the internal controls subsequent to the date of the evaluation. We have established a financial reporting controls committee, which meets quarterly to address corporate financial issues. We have purchased a financial reporting software tool to help analyze financial data and to expedite the consolidation and reporting process. We have purchased a new integrated accounting system which will be implemented during the first quarter of 2006. The Company hired a consultant to perform an internal control review for the purpose of evaluating the Company's internal controls. As a result, additional controls and procedures were implemented. The Company has also restructured departmental responsibilities and instituted a budgeting process.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Former Consultants

We are a defendant in two lawsuits filed by Matthew Milo and Joseph Quattrocchi, two former consultants, filed in the Supreme Court of the State of New York (Richmond County, Case no. 12119/00 and 12118/00). These matters were subsequently consolidated as a result of an Order of the court and now bear the singular index number 12118/00. The original lawsuits were for breach of contract. The complaint demands the delivery of 10,000,000 pre-split shares of ADGI stock to Milo and 10,000,000 to Quattrocchi. GlobeTel was entered into the action, as ADGI was the predecessor of the Company. The suit also requests an accounting for the sales generated by the consultants and attorneys fees and costs for the action.

The lawsuits relate to consulting services that were provided by Mr. Milo and Mr. Quattrocchi and a $50,000 loan advanced by these individuals, dated May 14, 1997, of which $35,000 has been repaid.

With regard to the issues related to original index number 12119/00, as a result of a summary judgment motion, the plaintiffs were granted a judgment in the sum of $15,000. The rest of the plaintiff's motion was denied. The court did not order the delivery of 24,526,000 pre-split shares of ADGI common stock as the decision on that would be reserved to time of trial.

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

Presently, we are continuing our defense and counterclaims in this matter. The matter is set for trial in December 2005.

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

As of the date of this report, we have taken possession and control of the network, along with the substantial portion of the related equipment, and we anticipate receipt of Mexican tax refunds, later in 2005.

This situation with our customer has caused us to record an allowance for bad debt expense of $469,391 and $938,782 through September 30, 2005 and December 31, 2004, respectively. We are not certain of the amounts that, ultimately, we will realize from our Mexico associate.

Patent Infringement Lawsuit

A case was filed against us for patent infringement. On or about September 1, 2004, Alexsam, Inc. (Alexsam) filed an action for patent infringement against us alleging the stored value card and service we are planning to offer infringes one or more of U.S. Patent No. 6,000,608 (the 608 patent) and U.S. Patent No. 6,189,787 (the 787 patent), allegedly owned by Alexsam. The actions were filed in the United States District Court, Eastern District of Texas, styled Alexsam, Inc. vs. Datastream Card Svc., et al. Case Number 2:03-cv-337. On January 14, 2005, the court dismissed the lawsuit against the company.

On February 8, 2005, we filed suit against Alexsam and Robert Dorf (collectively the defendants) in the United States District Court for the Southern District of Florida, Civil Action No. 05-60201, seeking a declaratory judgment from the court that the 608 and 787 patents are invalid, not enforceable and will not be infringed by our stored value card offering. We are also seeking recovery for damages brought on us by Alexsam, the owners of Alexsam and Dorf, for breach of confidential disclosure and trust, intentional interference with business advantage, and for unfair competition under Sec. 501.204 of the Florida Statutes.

We and Alexsam have subsequently settled our dispute. In exchange for granting a non-exclusive license to GlobeTel for the Patents, GlobeTel withdrew its motion for attorneys' fees in the Texas Lawsuit and dismissed the Florida Lawsuit. The License Agreement was made and entered into in September 2005. The license taken by us extends further to our customers, bank partners, third party financial processors and cardholders, and all those in privity with any of them, but only to the extent those entities' activities relate to us and its license.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 31, 2005 we entered into s subscription agreements with certain investors for 5% convertible notes payable totaling $4.5 million, with 3 year Class A Warrants to purchase up to an additional $6,818,181 in common stock. Net proceeds of $4,150,730 were received, after deducting costs and expenses related to the transaction. The notes amortize at 12.5% per quarter through September 2007, payable each quarter in cash or common shares.

Under the agreements the notes are convertible into common stock of the Company at $ 1.65 per share (post-split). Prior to any notice of conversion, the Company had the right to redeem the note(s) at a premium for cash, subject to a 5-day right to convert by the investor. The Investors also received one Class A Warrant to purchase one share of common stock for each share that the notes would be convertible into had they been converted on the closing date (August 31, 2005) (a total of 2,727,273 shares). The per share exercise price of the Warrants is $2.50. The proceeds were used primarily for working capital needs.

As of September 30, 2005 and as of the date of this report, no portion of the notes were converted, nor were any of the warrants exercised.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Annual Meeting

On August 11, 2005, by written consent of the majority vote of its shares at the Company's annual meeting, the shareholders re-elected the Company's directors and approved all proposals. Shareholders re-elected as directors include, Timothy Huff, Przemyslaw Kostro, Mitch Siegel, Kyle McMahan, Laina Raveendran Greene, and Leigh Coleman. Additionally, proposals to ratify Dohan & Co. CPA's PA as our auditors, increase the number of authorized common shares from 100 million to 150 million (subsequent to the reverse split authorized in the preceding quarter), and ratify the 2004 employee stock option plan were all approved.

Item 5. Other Information

Board Appointments and Resignations

On August 30, 2005, Leigh Coleman, a director of the Company, resigned effective August 18, 2005. There were no disputes with the Company. The Board of Directors appointed Jonathan Leinwand to the Board of Directors effective August 18, 2005. Mr. Leinwand is and continues to be our general Counsel.

On September 16, 2005, the Company announced it has named Sir Christopher Meyer, KCMG, as Chairman of its Board of Directors. The appointment of Sir Christopher, 61, increases the number of independent Directors to three among a total of seven Board members.

On October 7, 2005 Przemyslaw Kostro resigned as a director of the Company. Mr. Kostro had no disputes with the Company. The vacancy created by Mr. Kostro's resignation had not been filled by the date of this report.

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

GLOBETEL COMMUNICATIONS CORP.

Registrant

                                /s/ Timothy Huff
                                ----------------
                                Timothy Huff, Chief Executive Officer

                                Date: November 11, 2005

                                /s/ Thomas Y. Jimenez
                                ---------------------
                                Thomas Y. Jimenez, Chief Financial Officer

                                Date: November 11, 2005