Form 10-K
period 2005-12-31
GLOBETEL COMMUNICATIONS CORP
filed 2006-03-31
CIK 919742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 2005
    .....................................................

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from _______ to _______

Commission File Number: 0-23532

                          GLOBETEL COMMUNICATIONS CORP.

               (Exact name of registrant as specified in charter)


Delaware                                    88-0292161
--------                                    ----------

(State or other jurisdiction of             [I.R.S. Employer Identification No.]
incorporation or organization)

            9050  Pines Blvd. Suite 110 Pembroke Pines, Florida 33024
            ---------------------------------------------------------
           (Address of Principal Executive Offices) (Zip Code)

           Issuer's telephone number: (954) 241-0590

           Securities registered under Section 12 (b) of the Exchange Act:

Common Stock Par Value $.00001 per share    AMEX (American Stock Exchange)
----------------------------------------    ------------------------------
Title of each class                         Name of exchange on which registered

      Securities registered pursuant to Section 12 (g) of the Exchange Act:

          ___________________________________________________________
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. |X| No: |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

      Yes |_| No: |X|

State issuer's revenues for its most recent fiscal year ended December 31, 2005:
$81,143,838.

As of March 2, 2006, there were 102,808,081 shares of the issuer's common stock issued and outstanding. Affiliates of the issuer own 9,631,393 shares of the issuer's issued and outstanding common stock and the remaining 93,176,688 shares are held by non-affiliates. The aggregate market value of the shares held by non-affiliates at March 2, 2006, was $265,904,983.

DOCUMENTS INCORPORATED BY REFERENCE:

There are documents incorporated by reference in this Annual Report on Form 10-K, which are identified in Part III, Item 13.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

(*) Affiliates for the purposes of this Annual Report refer to the officers, directors of the issuer and subsidiaries and/or persons or firms owning 5% or more of issuer's common stock, both of record and beneficially.


                                TABLE OF CONTENTS

Item No.                                                            Page
------------------------------------------------------------------------

PART I

Item 1.    Business                                                    3

Item 1A.   Risk Factors                                               11

Item 2.    Properties                                                 12

Item 3.    Legal Proceedings                                          12

Item  4.   Submission of Matters to a Vote of Security Holders        13


PART II

Item 5.    Market for Registrant's Common Equity, Related
           Stockholder Matters and Issuer Purchases of
           Equity Securities                                          14

Item 6.    Management's Discussion and Analysis of
           Financial Condition and Results of Operation               16

Item 7.    Financial Statements and Supplementary Data                22

Item 8.    Changes in and Disagreements with
           Accountants on Accounting and Financial Disclosure         69

Item 8A.   Controls and Procedures                                    69

Item 8B.   Other Information.                                         70


PART III

Item 9.    Directors and Executive Officers of the Registrant         71

Item 10.   Executive Compensation                                     73

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                 75

Item 12.   Certain Relationships and Related Transactions             76

Item 13.   Principal Accountant Fees and Services                     76


PART IV

Item 14.   Exhibits and Financial Statement Schedules                 76

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

GlobeTel Communications Corp. (GlobeTel), a Delaware corporation established in July 2002, GlobeTel Communications Corp. ("Globetel") is engaged in the business of providing telecommunication services, primarily involving Internet telephony using Voice over Internet Protocol ("VoIP") technology and equipment, Stored Value services, and wireless communications both domestically and internationally, including Mexico and certain countries in South America, Europe and Asia. In addition, our subsidiary, Sanswire Networks, LLC, is developing a National Wireless Broadband Network utilizing high-altitude airships called Stratellites that will be used to provide wireless voice, video, and data services. Although through December 31, 2005, only the telecommunications activities produced revenues, all of our operations are considered to be of relatively equal importance, based on the anticipation of future revenue producing activities and substantial investment in assets related to all of our operations.

On May 6, 2005, by written consent of the majority vote of its shares, the Board of Directors approved a reverse split of our shares of common stock on a one for fifteen (1:15) basis, in preparation for our move to the American Stock Exchange, which occurred on May 23, 2005. All common stock amounts in this report have been retroactively restated to account for the reverse stock split, unless otherwise noted.

GlobeTel is authorized to issue up to 150,000,000 shares of Common Stock, par value $0.00001 per share, and 10,000,000 shares of Preferred Stock, par value $0.001. There were 1,500,000,000 authorized pre-split shares. Upon reverse split, they became 100,000,000 authorized shares, and subsequently increased to 150,000,000 in August 2005.

The preferred stock is a so-called "blank check" preferred, meaning that its terms such as dividends, liquidation and other preferences, are to be fixed by our Board of Directors at the time of issuance. The dividends, liquidation rights and other preferences for each class of Preferred Stock are explained in
Item 7, Financial Statements, Note 26.

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

We have a 99% ownership of GTCC de Mexico, S.A. de C.V., a Mexican company established to represent our interests in Mexico. The remaining 1% is owned by the Company's Mexican lawyer who is representing the Company in all matters of the operations in Mexico. GTCC de Mexico is utilized in connection with our operations in Mexico, including Banco Azteca and Marcatel, as discussed herein. GlobeTel is currently pursuing other opportunities with additional telecommunications partners in Mexico. In 2004, we formed wholly-owned subsidiaries: Sanswire Networks, LLC (Sanswire-FL) for our Stratellite project; and Centerline Communications, LLC, (Centerline or CLC) and its wholly-owned subsidiaries, EQ8, LLC, G Link Solutions, LLC, Volta Communications, LLC, and Lonestar Communications, LLC for the purpose of the recording and managing the sale of wholesale minutes and related network management functions. In 2005, we incorporated High Valley Property Ltd. to create a holding company for international businesses, as well as Globetel Wireless Corp. and Globetel Wireless Europe GmbH to enable a faster deployment of our wireless networks and activities across Europe and on a global scale.

In 2004, we acquired a 73.15% interest in Consolidated Global Investments,  Ltd.
(CGI), formerly known as Advantage Telecommunications, Ltd. (ATC), an Australian company. In December 2005, we sold our holdings back to CGI, returning all of our shares and options in CGI, and retaining a deposit of approximately $1.4 million that was held for CGI.

Business of GlobeTel

We are a telecommunications and financial services company with a broad and expanding range of both current and contemplated services, product lines, and projects as described below. Our core products and services are: telephony services that include international wholesale carrier traffic, networks, enhanced services - prepaid calling services and IP Telephony. Our non-telephony products and services include: Stored Value Card Programs and outsourced stored value services for the international banking and telecommunications community. Our Super Hub(TM) network is currently in development and it is our intention to deploy the Stratellites as the most efficient and cost effective means of interconnecting the Super Hub(TM) network.

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

Beginning in July 2004, we began to migrate these operations from GlobeTel, the parent company, to our subsidiary, Centerline and its subsidiaries. The migration was completed in the beginning of September 2004 and international carrier traffic immediately began to ramp up on the networks. In June of 2005, we consolidated all of the telecommunication equipment from our Hong Kong switch into our new switch in Los Angeles, California. Centerline's switch facility in Los Angeles is now fully operational. There is currently no anticipated expansion other than some necessary VoIP equipment that will be required. Centerline's TDM switch - a Nortel DMS-250 SuperNode - has sufficient capability to handle all of the capacity necessary to achieve $10 million in gross monthly revenues, or approximately 250 million minutes per month.

Networks

To provide our services, we interconnect with licensed carriers in each country we desire to provide calling services. In some countries, we place electronic equipment called a "hub" on the carrier's premises and then interconnect with their local network. In other countries, we connect directly to the carrier's hub, which is connected to the local telephone network in that country. We maintain hubs in Miami, Los Angeles, Monterrey-Mexico, and Sao Paulo-Brazil.

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

GlobeTel VoIP

On October 7, 2005, we announced the launch of our flexible, private-label consumer VoIP platform designed and built specifically for service providers. The completely customizable solution known as StrateVoIP provides everything required to turn an existing service provider into a leader in VoIP technology without the usual obstacles involved in building out a carrier-class VoIP platform. StrateVoIP is a private-label solution designed for ISPs, cable companies, telcos, and all other providers desiring to offer VoIP services to their local markets. The StrateVoIP platform is operated using our proprietary VoIP software package, which allows clients to design and architect completely customized calling packages to fit the needs of their specific local markets. With the StrateVoIP platform clients can utilize their own brand, deliver a single bill and provide direct customer support to its customers. StrateVoIP's web administered MIS platform provides each client with an integrated, tested and operational telephony service, which includes StrateVoIP's customized network operations support systems, managed switching platforms, live network interfaces, and IP and TDM carrier interconnects. StrateVoIP provides a unique sales and marketing strategy via the customizable platform which provides real time web-based functionality, enabling clients to set up custom calling plans by country or region with customized rate management for profitability control. The consumer experience is powered by a variety of devices including wireless and broadband based VoIP hardware which is completely plug and play, while providing advanced calling features such as real-time accounting, web and email-based voicemail, and global "follow-me" services. StrateVoIP has focused on the Latin American market and began initial testing and deployment in Brazil during the fourth quarter. Together with our Brazilian partners, the StrateVoIP platform is in late stages of testing. The retail service will be rolled out initially in Brazil followed by expansion into the Latin American region.

Stored Value Services

In late 2003, we began offering new products and services which we call the MagicMoney(R) program. The features of the MagicMoney(R) program allow telecommunications companies and financial institutions worldwide to add true stored value services to their existing products and create new products, while maintaining the convenience, security, and acceptability of a MasterCard or Visa. MagicMoney(R) stored value services include: prepaid long-distance and international calling services, debit card "electronic bank accounts" and funds sharing services.

We developed the MagicMoney(R) program as a stored value product to sell into specific ethnic communities around the world so that overseas foreign workers remain connected with their family members and friends in their country of origin. Some of the features that make our product unique are the combination of such stored value services as inexpensive prepaid calling services, funds sharing between linked cardholders, electronic banking services and a full complement of debit card services that are offered anywhere the Maestro and Cirrus logos are found, which covers between 5 - 8 million merchants and approximately 1 million ATMs around the world.

Currently, our programs are geared towards Latin American, Indian, Filipino and Asian market segments linking their overseas family members to home. One of our key goals is to tap into the multi-billion dollar money remittance market while providing all of the other financial and non-financial services not commonly available to these ethnic groups.

We are presently working on a number of MagicMoney(R) projects. By having developed a comprehensive stored value services platform and system infrastructure we are able to support a unique range of innovative solutions for telecommunications companies, financial institutions, credit card processors, retail outlets, nonprofit organizations and additional businesses in a range of vertical markets that already have their own existing card programs.

We are now recognized as "an enabler" of stored value applications and technology. Our suite of stored value applications aid firms with existing card programs and bring to them flexibility to add ancillary services to their cards. These ancillary services help firms create new profit centers from current products, drive new value added benefits for existing cardholders and create new marketing vehicles for firms to attract new cardholders and grow their businesses. These new stored value technology based solutions further define our paradigm shift.

We have developed a wireless access application to enable the cardholders in the United States to access all of the stored value features and functionally via their mobile phones using SMS technology.

Enhanced Services - PrePaid Calling Services

Our enhanced services use proprietary software that operates on our switch interconnected with various customer networks. Pre-paid calling services are the most widely used enhanced service. Our prepaid calling services allow carrier customers and reseller customers to sell their own branded prepaid calling cards in their markets and allows their customers to make both domestic and international calls.

We are focusing on prepaid calling services and outsourcing the use of our enhanced services switch. We are a provider and enabler of these services having expanded our market from telephone companies and prepaid calling card resellers to financial institutions who wish to create new revenue sources from their existing bank card customer base by introducing new value added services to their bank cards.

Agreement with Financial Software & Systems in India

On November 9, 2005, we announced that we have signed an agreement with Financial Software & Systems (P) Ltd ("FSS") based in Chennai, India. The purpose of the agreement is to establish a commercial relationship between GlobeTel and FSS that will enable the parties to work together to market stored value and money remittance programs, targeting tens of millions of existing banking customers in the $12 billion Indian remittance market. The Company is confident that partnership with FSS will provide significant advantages to both organizations.

FSS focuses its business in Electronic Funds Transfer ("EFT") solutions and outsourced services which power the majority of ATMs and Point-of-Sale ("POS") terminals in India, controlling most of the Electronic Funds Transfers in the country. FSS also provides third-party processing as an outsourced application services for many of the largest banks in India.

The company believes that its relationship with FSS will bring cutting edge technology solutions to banks and financial institutions in India and across the globe. FSS is leveraging its extensive domain knowledge in payment processing and transaction switching across various touch points with highly skilled software development and implementation resources, world-class IT infrastructure, and global partnerships.

GlobeTel Wireless, Russian Joint Venture Agreement

As of December 30, 2005, GlobeTel Wireless Corp. ("GTEW") had entered into a binding agreement to install wireless communications networks in 30 cities throughout the Russian Federation, providing broadband, VOIP and DECT technologies. GTEW had entered into an agreement with LLC Internafta
("Internafta") of Moscow, Russia, whereby Internafta will pay to GTEW a series of four construction payments totaling US$600 million for the installation of an array of proprietary networks to be installed in Russia's 30 largest cities, starting with Moscow and St. Petersburg. GTEW will both manage the completed network and will retain an ongoing 50% interest in the operations of the network, allowing the Company to enjoy the benefits of the recurring revenue stream. GlobeTel plans to roll out the network in 3 stages, comprising 10 cities each, over the next 27 months.

On March 2, 2006 the Company announced that Internafta had requested an additional delay in the closing of the funding until the week of March 6, 2006. The Company has provided Internafta and its banks with a significantly expanded business plan outlining, in detail, the company's program for equipment manufacturing, delivery, installation, testing, monitoring, staffing, progress payment requirements, and other pertinent information. Internafta advised the Company that its funding has been approved by its bank syndicate, subject only to the bank's final review and analysis of the business plan.

Internafta has informed GlobeTel that its bank recommends that smaller, more frequent, progress payments be established so that the necessary staged payments can be delivered to GlobeTel as and when the network is delivered and installed. These smaller, more frequent, staged payments do not reduce the total capital value of the agreement with GlobeTel Wireless or change any other terms of the agreement. GlobeTel will still receive $600 million for deployment of the network. The exact amount of the new proposed initial deposit, and the size and timing of the new proposed progress payments, will be discussed and agreed with GlobeTel once the bank has completed its due diligence and when the bank group formally accepts the terms of Internafta's proposed banking instrument.

On March 17, 2006, the Company announced that based upon differences between the Company and Internafta on the financing process, the parties have agreed to revise their agreement to more accurately reflect the timing of payments GlobeTel expects to receive for the build out of the 30 city wireless network in Russia and allow Internafta additional time to begin making payments.

Updates of Disclosed Stored Value Service Agreements & Programs

Banco Azteca Letter of Intent

In February 2005, we signed a Letter of Intent (LOI) with Banco Azteca, the fifth largest financial institution in Mexico. The agreement with Banco Azteca would have further cemented our position in Mexico serving the Latin American Market Segment. The company was working with Banco Azteca to initiate a stage development that would have enabled 2.5 million existing Banco Azteca debit cards to be used for prepaid calling. However, based on the business terms presented, the company has decided not to move forward with this deal.

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

We are working with Bankcard on technical and systems integration. Creative and program development is now underway for the co-branded card design, program and marketing development. Having had the opportunity to address and resolve certain legal issues relating to Philippine law and United States legal and regulatory compliance, we were slated to perform the initial launch of this program during the first quarter of 2006, however, due to additional regulatory requirements, the launch as been rescheduled for second quarter of 2006.

Globe Telecom Memorandum of Agreement

In October 2004, we signed a Memorandum of Agreement (MOA) with Philippine mobile giant Globe Telecom (Globe) to jointly develop an integrated payment system that will combine the Company's stored value card payment processing capabilities with Globe's SMS applications technology. The purpose of this program is to allow the Company's stored value cardholders to send money directly to family and friends through their Globe Mobile Phone (G-Cash). With this new technology, the SMS/text recipient is then able to withdraw funds from major Filipino retail outlet chains. Globe Telecom is the second largest cellular phone operator in the Philippines with over 10 million subscribers. The Company is at the end stages of testing the software application to support G-Cash. Due to regulatory requirements, the project has experienced delays. The Company is currently in negotiations with several banks who are interested in participating in the program during fiscal year 2006.

Equitable Card Letter of Understanding

In August 2004, we signed a Letter of Understanding (LOU) with Equitable Card Network, Inc. for Equitable to enable the Company to issue GlobeTel branded VISA Electron Cards in the Philippines. We were working with Equitable to define the nature, type and scope of the relationship we will be forming to issue VISA Electron cards in the Philippines. However, based upon the business terms presented, we will not be moving forward with this deal.

Pier One Filipino Seafarers Union

In July 2004, we entered into an agreement with Pier One to develop our Stored Value Card Program for seafarers. The "Lighthouse Card" will allow Filipino seafarers to load and remit cash from overseas at special rates. Corresponding Lighthouse cardholders in the Philippines can then withdraw money from any ATM in the Philippines and access their account from most locations throughout the world. This program has been put on hold pending further research of requirements under Maritime Law.

First Class Professional Agreement

In August 2004, we entered into an agreement with First Class Professional Human Resources, Inc. (FC Professional), a Philippines corporation based in Manila, to develop our Stored Value Program for use by its members in Japan. FC Professional represents approximately 40,000 Filipino workers in Japan. Because of the difficulty in providing this service in Japan, we have decided not to continue pursuing this opportunity at this time.

OnQ Program

In July 2004, we announced the launching of our Stored Value Card Program in Australia, Bill Express, through the Australian distributor, OnQ, with over 8,000 points of sale throughout Australia. The new prepaid debit style product was designed to provide a customer with a convenient alternative to cash that is secure and easy to manage. Due to unfavorable business conditions, we have decided to pursue other POS solutions with another vendor.

Timesofmoney.com Memorandum of Understanding

In September 2004, we entered into a Memorandum of Understanding ("MOU") with Times of Money in which Timesofmoney.com would provide direct deposit facilities to 54 banks and issue prepaid cards in India for GTEL cardholders. TimesofMoney.com is a comprehensive, online financial super mall, founded by The Times of India Group, the largest media group in India. It hosts the offerings of best-in-class banks and financial institutions and its product portfolio spans credit cards, loans, mutual funds, tax filing and NRI services. The company is a leading financial portal and has emerged as the backbone of the Banking Industry for online remittances. Based upon our recent agreement with FSS, we will not be going forward with this program.

Englewood Agreement

In May of 2004, we signed a joint venture agreement with Englewood Corporation whereby ("Englewood") would provide all of its current and future business opportunities to GlobeTel. This included carrier customers, carrier termination networks, stored value products and services and value added ATM, debit and credit card products for both financial and non financial products and services and the processing capabilities for such transactions on ATM/debit card networks including but not limited to MasterCard Inc, MasterCard International, VISA and private banking ATM networks. Through Englewood and its subsidiaries carrier traffic, foreign termination and stored value card processing capabilities were underway. However, due to the migration of the wholesale carrier traffic business to our subsidiary Centerline Communications (switch facility in Los Angeles), we have decided not to pursue the carrier business aspect of this deal. Englewood has continued to assist the company in identifying potential clients on the debit card business and is providing support with the IP telephony business.

Processing Switch Agreement

In August 2004, through Englewood Corporation, we entered into an agreement to join with Grupo Ingedigit C.A. ("GI"), a certified MasterCard third-party transaction processor and the leading electronic financial transactions services backbone provider for the banking industry in Venezuela, establishing a new venture in Miami, Florida providing domestic and worldwide financial transaction processing services. This domestic venture combined with GI's current international processing capabilities will support on its own network all the Magic Money and other private label GTE stored value card programs around the world, as well as other third party cards. Both parties will contribute equally to the operation of the Miami switch. The switch is expected to be certified to process MasterCard, Visa, Cirrus, and other independent ATM network transactions. The switch will be installed and integrated by Englewood Corporation. Operations were expected to begin by the first quarter of 2006, but due to regulatory requirements, operations have been rescheduled to begin in the second quarter 2006.

On July 7, 2005, we announced we had entered into a licensing agreement with RapidMoney(R) Corporation that allows us to use and modify the RapidMoney(R) system. We, along with our venture partner, GI, will incorporate the current RapidMoney(R) funds transfer software applications for merchant Point of Sale ("POS") terminals into the our Stored Value International Remittance Services. Furthermore, this license allows us and GI to develop additional applications based on the RapidMoney(R) system that will be deployed in the retail locations which are offering their Stored Value Card Program services. Located in San Antonio, Texas, RapidMoney(R) Corporation developed a system for personal money transfers on easy-to-use POS terminals.

SANSWIRE NETWORKS, LLC ("SANSWIRE")

Sanswire is developing high-altitude airships called Stratellites that support wireless broadband network, which in turn, will be used to provide wireless voice, video, and data services. These Stratellites will form strategic nodes for the Super Hub(TM) Network. A Stratellite is similar to a satellite, but is stationed in the stratosphere rather than in orbit. At an altitude of only 13 miles, each Stratellite will have clear line-of-site to an entire major metropolitan area and should allow subscribers to communicate in "both directions" using readily available wireless devices. Each Stratellite will be powered by a series of solar powered hybrid electric motors and other state-of-the-art energy storage technologies.

In   addition   to   Sanswire's    Wireless    Broadband    Network,    proposed
telecommunications uses include cellular, 3G/4G mobile, MMDS, paging, fixed wireless telephony, HDTV and others.

We believe that we will be able to use the Stratellites as the most efficient and cost-effective means of interconnecting our Super Hubs(TM).

The Stratellite is being designed to operate at an altitude of between 55,000 and 65,000 feet using GPS coordinates to achieve its on-station position. Testing of the second Stratellite prototype began in the first quarter of 2006 and will continue through the second quarter. In parallel, we are planning to develop the Sanswire 3 commercial prototype.

We have had on-going discussions with several groups within the U.S. government and military concerning the rollout and use of the Stratellite. Further, we are in discussions with the other corporate and private groups, as well as foreign governments, all of whom have expressed interest in the development and commercial viability of the Stratellite.

Sanswire has been contacted by the U.S. Army's Space and Missile Defense Command
(SMDC), which expressed its desire to be involved in the sharing of technology and information as well as possible involvement in the development of the Stratellite. In addition to the commercial applications being developed by us, the SMDC sees several military intelligence gathering and operational applications for Stratellite-type systems.

On January 18, 2005, we signed a Letter of Intent ("LOI") with the National Aeronautics and Space Administration ("NASA"). The agreement with NASA's Dryden Flight Research Center at Edwards Air Force Base in California positions us for future governmental associations and business development ventures. The LOI will create a framework for creation of a Space Act Agreement between GTEL, the developer and provider of the Stratellite, a High Altitude Platform (HAP) Airship, and NASA Dryden Research Center. The company is currently working with NASA for flight test support and is also working with the Glenn Research Center working with subcomponents Photovoltaic Solar cells.

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

On March 8, 2005, we announced a global strategy for Sanswire. We signed a Letter of Intent to immediately establish Sanswire Europe S.A., its first regional operating subsidiary. Sanswire Europe will be a joint venture between GlobeTel's wholly-owned operating subsidiary, Sanswire Networks, LLC and Strato-Wireless Ltd. (SWL), in which GlobeTel will own 55% and Strato-Wireless will own 45% of the shares of the European Venture. The new operation is being managed by J. Randolph Dumas, a former senior Managing Director at global investment banking firms. Mr. Dumas provides GlobeTel with decades of business experience throughout Europe and the Middle East. Mr. Dumas is a member of the Board of Directors of Globetel.

Sanswire Europe was formed to generate government, military and corporate contracts for Sanswire's Stratellite platforms within Europe. Sanswire Europe will extend the Sanswire operations into Europe, the Middle East and Africa. Eventually, other regional Sanswire entities will be created to develop opportunities in other regions including Asia and Latin America.

On September 6, 2005, Sanswire signed a Letter of Intent ("LOI") with the Center for Solar Energy and Hydrogen Research Baden-Wuerttemberg (ZSW). The LOI states that ZSW will provide research and development engineering support under a Cooperative Research and Development Agreement for the development of a state-of-the-art solar-electric propulsion system for Sanswire's Stratellite airship.

On March 1, 2006, we announced that our Sanswire Networks LLC subsidiary had successfully floated the Sanswire II Technology Demonstrator Airship in Palmdale, California. This initial testing phase marked the first test of many currently planned for the program. This first phase will test the integrated subsystems within the Stratellite. The Sanswire float test followed our streamlined test procedure in order to validate the envelope integrity with the Sanswire proprietary lifting system and carbon composite structure. The testing process was governed by test procedures through a strict Quality Management System, which ensures both the safety and success of this demonstration.

COMPETITIVE BUSINESS CONDITIONS - SANSWIRE PROJECT

We are aware of other companies that are also developing high altitude platforms similar in nature to our Stratellite project. However, we currently believe that the research, development, and, ultimately, the production process to produce and market the Stratellite are proceeding at a faster rate than our known competitors. Furthermore, since the Sanswire technology and Stratellite project are currently in the development stage, there can be no assurance that the project will successfully complete the development stage and result in a commercially viable product. Even if a properly functioning, commercially viable product is established there can be no assurance that revenues will be achieved from the sales of Stratellites or that the costs to produce such revenues will not exceed the revenues or that the project will otherwise be profitable. However, we do believe that the technology and other intangible assets associated with this project currently have a realizable fair value in excess of the recorded value of approximately $2.8 million. While the Company is confident as to the outcome of the project, there can be no assurance that we will be able to successfully achieve the results we anticipate with this project.

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

Our use of IP technology and our proprietary systems and products enables us to provide customers with competitive pricing for telecommunications and stored value services. Nonetheless, there can be no assurance that we will be able to successfully compete with major carriers and financial services companies in present and prospective markets. We are dependent upon local independent affiliates or associates partners in each market for sales and marketing, customer service and technical support. This marketing strategy should minimize our dependency on any single market and/or group of customers and lessen our costs and expedite our entry into markets. While there can be no assurances, we believe that we will be able to compete in our present and prospective markets.

SOURCES AND AVAILABILITY OF HARDWARE AND SOFTWARE

All equipment used by us is provided by major suppliers and is readily available. Software to operate the networks is commercially available from software suppliers and equipment suppliers, and GlobeTel has developed in-house proprietary software for network applications and stored value products. We are dependent upon many suppliers of hardware and software. However, we use equipment from prime manufacturers of equipment including Cisco, Motorola, SUN, HP and Newbridge Networks, among others.

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

DEPENDENCE ON A FEW CUSTOMERS

As discussed below in Item 6, Management Discussion and Analysis and Plan of Operation, we are currently dependent on a limited number of customers. As we expand our products, services, and markets, we expect to substantially broaden our customer base and reduce our dependence upon just a few customers.

TRADEMARKS / REGISTRATIONS

GlobeTel is the owner of the following trademarks:
MAGIC MONEY, GLOBETEL and STRATELLITE are internationally registered under the Madrid Protocol. GLOBETEL and MAGIC MONEY have been filed in the United States, Brazil and Canada.

GLOBETEL was registered in Mexico by Globe Tel, S.A. de C,V. of Juarez, Mexico on October 31, 2002.

STRATELLITE has been filed in the United States, Peru, Canada, Mexico, and Colombia.

SANSWIRE, INVADER and SKYBOT have been filed in the United States; SANSWIRE logo registration has been filed in the United States, under the Madrid Protocol, Bahrain, Canada, Mexico, Brazil, Argentina, Chile, Colombia and Peru.

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

RESEARCH AND DEVELOPMENT

Research and development (R&D) costs for 2005 and 2004 in connection with our Sanswire project were $2,338,120 and $260,085, respectively. Since our acquisition of the Sanswire assets in April 2005, increasing amounts of time and resources are devoted to Sanswire, and time and resources are expected to continue increasing in the near team as our Stratellite project continues and expands. In 2005, GlobeTel's Wireless R&D expenses amounted to $26,553.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

At present we have 65 full-time employees, including our executive officers and employees of our subsidiaries. We do not believe that we will have difficulty in hiring and retaining qualified individuals in the fields of Internet telephony and other communications projects although the market for skilled technical personnel is highly competitive. Through our Sanswire subsidiary, we hired four highly skilled engineers in connection with our Stratellite project during 2005.

ITEM 1A.   RISK FACTORS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain information included in this Form 10-K and other materials filed or to be filed by GlobeTel Communications Corp. ("GlobeTel," "we" "us" or "ours") with the Securities and Exchange Commission (as well as information included in oral or written statements made from time to time by us, may contain forward-looking statements about our current and expected performance trends, business plans, goals and objectives, expectations, intentions, assumptions and statements concerning other matters that are not historical facts. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as "believe", "plan", "will likely result", "expect", "intend", "will continue", "is anticipated", "estimate", "project", "may", "could", "would", "should" and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (SUPP.
1996), as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the "Act").

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

The following risk factors may affect our operating results and the environment within which we conduct our business. If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements. These risk factors include, but are not limited to:

      o     Changes in general  economic,  demographic,  geopolitical  or public safety conditions which affect consumer behavior and spending, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response to those attacks, including the armed conflict in Iraq or other potential countries;
      o Increasing competition in the VoIP segment of the telecommunications industry;
      o Adverse Internet conditions which impact customer traffic on our Company's networks in general and which cause the temporary underutilization of available bandwidth;
      o Various factors which increase the cost to develop and/or affect the number and timing of the openings of new networks, including factors under the influence and control of government agencies and others;
      o Fluctuations in the availability and/or cost of local minutes or other resources necessary to successfully operate our Company's networks;
      o Our Company's ability to raise prices sufficiently to offset cost increases, including increased costs for local minutes;
      o The feasibility and commercial viability of our Stratellite project; related contemplated funding from third parties to finance the project, and necessary cooperation with various military and non-military agencies of the United States government, and similar agencies of foreign government and telecommunication companies;
      o Depth of management and technical expertise and source of intellectual and technological resources; o Adverse publicity about us and our business;
      o     Our current dependence on affiliates in our overseas markets;
      o The rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our Company's growing operations;
      o Political and economic risks of doing business outside the United States, relations between our Company and its employees; legal claims and litigation against the Company;
      o The availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures;
      o Changes in, or any failure to comply with, governmental regulations; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; and other risks and uncertainties referenced in this Annual Report on Form 10-K.

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

In June 2005, we negotiated with the landlord to lease an additional 5,000 square feet office on the second floor of our present facility, 9050 Pines Blvd., Pembroke Pines, Florida 33024. The Company will begin occupancy of this office in April 2006 and the lease expires in June 2009 with a monthly rent of $9,186 (including sales tax).

In January 2005, we satisfied our lease obligation at 444 Brickell Avenue, Suite 522, Miami, Florida 33131 and have no further obligation in the property.

We have leased a 66,000 square foot space hanger in Palmdale, California. The initial lease, between Sanswire Networks, LLC and the City of Los Angeles World Airports, was for a term of three months, ended July 22, 2005 with a monthly rent of $19,990. On June 8, 2005 the lease term was amended for fifteen months, commencing June 8, 2005 through September 7, 2006, with two one-year options. Concurrently with the signing of the amended lease, the parties entered into a reimbursement agreement to share the cost of certain improvements.

In  January  2005,  we  signed  a  lease   agreement  with  the  San  Bernardino
International  Airport  Authority  for  hangar  space  at  the  airport  in  San
Bernardino, CA for the purpose of assembling and storing the Stratellite prototype. The term of the agreement was January 15, 2005 through March 31, 2005, at a monthly lease rate of $9,767. Three months prepaid rent totaling $29,302 was paid in December 2004.

Sanswire Technologies, Inc., the company from which we purchased our intangible assets, had an office space lease in Dekalb County, GA. The lease term was from April 1, 2004 through March 31, 2005, with monthly rent of $2,628. Although not directly obligated on this lease, the company paid the monthly rent from May 2004 through March 2005, whereas employees of our subsidiary, Sanswire Networks, LLC, utilized the premises. The employees have since vacated the premises. The lease was terminated.

In September 2005, we leased a 2,919 square foot office in Naples, Florida. The initial lease, between Globetel Wireless Corp., and Decaster Capnole Joint Venture, is for a term of three years, ending on September 21, 2008 with a monthly rent of $4,628.33 with increases of 4% per year.

Furthermore, due to our expected growth, including the addition of new subsidiaries and operations, additional space may be required in various locations in the United States and abroad in the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

FORMER CONSULTANTS LITIGATION

We are defendant in two lawsuits filed by Matthew Milo and Joseph Quattrocchi, two former consultants, filed in the Supreme Court of the State of New York (Richmond County, Case no. 12119/00 and 12118/00). These matters were subsequently consolidated as a result of an order of the court and now bear the singular index number 12118/00. The original lawsuits were for breach of contract. The complaint demands the delivery of 10,000,000 pre-split shares of ADGI stock to Milo and 10,000,000 to Quattrocchi. GlobeTel was entered into the action, as ADGI was the predecessor of the Company. The suit also requests an accounting for the sales generated by the consultants and attorneys fees and costs for the action.

The lawsuits relate to consulting services that were provided by Mr. Milo and Mr. Quattrocchi and a $50,000 loan advanced by these individuals, dated May 14, 1997, of which $35,000 had been repaid.

With regard to the issues related to original index number 12119/00, as a result of a summary judgment motion, the plaintiffs were granted a judgment in the sum of $15,000, which has since been paid. The rest of the plaintiff's motion was denied. The court did not order the delivery of 24,526,000 pre-split shares of ADGI common stock as the decision on that would be reserved to time of trial.

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

Presently, we are continuing our defense and counterclaims in this matter. A jury was selected on March 3, 2006 in anticipation for a trial; however, the parties entered into an agreement to proceed before a Judicial Hearing Officer for a non-jury trial. This case is expected to be assigned to a Judicial Hearing Officer on or before March 31, 2006 and a new hearing date will be set at that time.

MEXICO ASSOCIATE AND CUSTOMER LITIGATION

We had a legal action against our associate and customer in Mexico for non-payment of the amount they owe us. This customer has substantial assets, including telecommunications equipment, existing working networks and Mexican tax refunds which they have proposed to turn over to us. We filed a motion in the Mexican courts which was necessary to formally request that we become the assigned payee of the tax refund receivable and formally secure the equipment and to take over the operations of the existing networks.

In February 2005, the customer agreed that proceeds from the network operations were to be paid totally to GlobeTel, including the customer's portion of the profit sharing, until the amount they owe us has been fully paid. Upon full payment, we will begin the sharing profits again in accordance with the contract.

The Company received a Judgment on February 14, 2005 in the amount of $330,000. It is not certain of the amounts that, ultimately, will be realized from the Mexico associate.

This situation with the customer has caused the recording of an allowance for bad debt against this receivable, for $625,855 in fiscal year 2005 and $938,782 for fiscal year 2004. In addition, during fiscal year 2005, the company was informed by its lawyers that due to negligence on the part of our customer, we would not be able to collect an anticipated Mexican sales tax refund of $382,160. Based on this, we recorded an additional allowance for bad debt for this amount as of December 31, 2005. However, the Company will pursue litigation against this customer for the full amount of the Mexican sales tax refund and believes that it can be successful in its efforts.

PATENT INFRINGEMENT LAWSUIT

A case was filed against the Company for patent infringement. On or about September 1, 2004, Alexsam, Inc. (Alexsam) filed an action for patent infringement against us alleging the stored value card and service, the Company is planning to offer infringes one or more of U.S. Patent No. 6,000,608 (the 608 patent) and U.S. Patent No. 6,189,787 (the 787 patent), allegedly owned by Alexsam. The actions were filed in the United States District Court, Eastern District of Texas, styled Alexsam, Inc. vs. Datastream Card Svc., et al. Case Number 2:03-cv-337. On January 14, 2005, the court dismissed the lawsuit against us.

On February 8, 2005, the Company filed suit against Alexsam and Robert Dorf (collectively the defendants) in the United States District Court for the Southern District of Florida, Civil Action No. 05-60201, seeking a declaratory judgment from the court that the 608 and 787 patents are invalid, not enforceable and will not be infringed by our stored value card offering. The Company is also seeking recovery for damages brought on us by Alexsam, the owners of Alexsam and Dorf, for breach of confidential disclosure and trust, intentional interference with business advantage, and for unfair competition under Sec. 501.204 of the Florida Statutes.

The Company and Alexsam have subsequently settled the dispute. In exchange for granting a non-exclusive license to GlobeTel for the Patents, GlobeTel withdrew its motion for attorneys' fees in the Texas Lawsuit and dismissed the Florida Lawsuit. The License Agreement was made and entered into in September 2005. The license taken by us extends further to GlobeTel customers, bank partners, third party financial processors and cardholders, and all those in privity with any of them, but only to the extent those entities' activities relate to us and its license.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ANNUAL MEETING

On August 11, 2005, by written consent of the majority vote of its shares at the Company's annual meeting, the shareholders re-elected the Company's directors and approved all proposals. Shareholders re-elected as directors include, Timothy Huff, Przemyslaw Kostro, Mitchell Siegel, Kyle McMahan, Laina Raveendran Greene, and Leigh Coleman. Additionally, proposals to ratify Dohan & Co. CPA's PA as our auditors, increase the number of authorized common shares from 100 million to 150 million (subsequent to the reverse split authorized in the preceding quarter), and ratify the 2004 employee stock option plan were all approved.

The following table lists the number of votes cast for each matter, including a separate tabulation with respect to each nominee for office. There were no votes against and no abstentions. The total number of voting shares was 62,559,026.

     Przemyslaw Kostro                                            62,047,431
     Timothy Huff                                                 62,019,756
     Laina Raveendran Greene                                      62,182,817
     Leigh Coleman                                                62,126,151
     Mitchell A. Siegel                                           62,043,609
     Kyle McMahan                                                 62,217,392
     Ratify the Company's appointment of Dohan and Company,
     CPAs, PA as  independent  auditors  of the  Company
     for  the  fiscal  year  ending December 31, 2005             61,865,684
     Increase the number of authorized common shares from
     100,000,000 (One Hundred Million) to                         58,335,831
     150,000,000 (One Hundred Fifty Million)
     Proposal to approve the 2004 Employee Stock Option Plan       8,164,899(1)

(1) This represents a majority the votes cast on this issue. There were 50,799,309 broker non-votes.

There were no other matters brought to a vote of security holders 2005.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) MARKET PRICE

Our shares of common stock were quoted on the Over-the-Counter Bulletin Board (OTCBB) quotation system under the symbol "GTEL." Effective May 6, 2005, by written consent of the majority vote of its shares, the Board of Directors approved a reverse split of our shares of common stock on a one for fifteen (1:15) basis, in preparation for our move to the American Stock Exchange, which occurred on May 23, 2005. All common stock amounts in this report have been retroactively restated to account for the reverse stock split, unless otherwise noted. Since its move to AMEX, GlobeTel stock has been traded under the symbol of "GTE". As of the date of this report, there are approximately 39 market makers in our common shares.

The following information sets forth the high and low bid price of our common stock during fiscal 2003, 2004 and 2005 and was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

*Value of shares recalculated based on the 1:15 reverse split effective May 25, 2005

CALENDAR 2003                                    HIGH                           LOW
                  Quarter Ended March 31         $0.6600 ($0.0440 pre-split)    $0.3000 ($0.0200 pre-split)
                  Quarter Ended June 30          $0.4350 ($0.0290 pre-split)    $0.2265 ($0.0151 pre-split)
                  Quarter Ended September 30     $0.6000 ($0.0400 pre-split)    $0.2850 ($0.0190 pre-split)
                  Quarter Ended December 31      $1.9650 ($0.1310 pre-split)    $0.3750 ($0.0250 pre-split)

CALENDAR 2004
                  Quarter Ended March 31         $2.9400 ($0.1960 pre-split)    $0.7500 ($0.0500 pre-split)
                  Quarter Ended June 30          $1.9500 ($0.1300 pre-split)    $1.2000 ($0.0800 pre-split)
                  Quarter Ended September 30     $1.9200 ($0.1280 pre-split)    $1.0500 ($0.0700 pre-split)
                  Quarter Ended December 31      $2.1000 ($0.1400 pre-split)    $0.1500 ($0.0100 pre-split)

CALENDAR 2005
                  Quarter Ended March 31         $5.5500 ($0.3700 pre-split)    $0.4500 ($0.0300 pre-split)
                  Quarter Ended June 30          $4.0500                        $2.2500 ($0.1500 pre-split)
                  Quarter Ended September 30     $2.8800                        $1.1400
                  Quarter Ended December 31      $4.3400                        $1.2500


(b) HOLDERS

As of the date of this report, there were approximately 36,000 beneficial owners and 1,400 registered holders of our common stock.

(c) DIVIDENDS

We have never paid a dividend and do not anticipate that any dividends will be paid in the near future. We currently have no funds from which to pay dividends and as of December 31, 2005, our accumulated deficit was $71,614,431. We do not expect that any dividends will be paid for the foreseeable future.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In September 2003, the board of directors authorized the issuance of stock options totaling 3,183,414 (47,751,200 pre-split) shares to the officers of the company in return for the forgiveness of $683,168 in accrued salaries and $33,100 in other accrued expenses through December 31, 2002. The stock options were exercisable at the lower of $.225 ($.015 pre-split) or 50% of the closing market price.

In December 2003, the board of directors authorized the issuance of stock options totaling 1,088,889 (16,333,333 pre-split) shares to the officers of the company in return for the forgiveness of $245,000 in accrued salaries through December 31, 2003. The stock options were exercisable at the lower of $.225 ($.015 pre-split) per share or 50% of the closing market price.

On January 8, 2004, the officers exercised their rights to convert the stock options into common stock at $.225 ($.015 pre-split) and as a result, we issued 4,272,303 (64,084,533 pre-split) shares of common stock in January 2004, in accordance with the stock option agreements.

In May 2004, the board of directors approved an Officers' Stock Option Grant Plan, pursuant to which certain officers are entitled to receive stock options, for each of three years, beginning in 2004 (Year 1). The annual number of option shares to be issued will be equal to amounts that, after the exercise of such options, would affect ownership of various percentages of the total shares then issued and outstanding. The following officers received options for shares in the following percentages: CEO - 3.0% in each of the three years (total 9.0%); COO - 2.0% in each of the three years (total 6.0%), CFO - 2.0% in Year 1.5% and 1.5% in each of the following years (total 5.0%), former President - 1.0% in Year 1.0 and 0.5% in each of the following years (total 2.0%), current President
- 1% in each of the three years (total 3.0%), and CTO - 1.0% in each of the three years (total 3.0%). The recipient's rights to the options are fully vested, as of December 31, 2004, although compensation expense is recorded at the completion of each year. The total of 6,654,197 (99,812,946 pre-split) option shares were issued for 2004. The stock options are exercisable at the lower of $.675 ($0.045 pre-split) per share.

In December 2004, we established our 2004 Stock Option Bonus Plan, wherein the board of directors authorized the issuance of stock options totaling 1,765,833 (26,487,483 pre-split) shares to the officers and employees of the company as payment of accrued bonuses through December 31, 2004. The stock options are exercisable at the lower of $.675 ($0.045 pre-split) per share or 50% of the closing market price at the date of exercise.

In December 2004, the board of directors authorized the issuance of stock options totaling 247,886 (3,718,279 pre-split) shares to the directors of the company as payment of accrued board members' stipends through December 31, 2004. The stock options are exercisable at the lower of $.5865 ($0.0391 pre-split) per share or 50% of the closing market price on date of exercise.

In January 2005, the option holders exercised their rights to convert a portion of the stock options pursuant to the Officers Stock Grant Plan, the 2004 Stock Option Bonus Plan, and the options for accrued directors' stipends into common stock at $.675 ($0.045 pre-split), and, as a result, we issued 2,000,000 (30,000,000 pre-split) shares of common stock in January 2005, in accordance with the stock option agreements.

In November 2005, the Company established its 2005 Stock Option Bonus Plan, wherein the board of directors authorized the issuance of stock options for restricted shares totaling 1,509,180 (post-split) shares to the officers and employees of the company as payment of accrued bonuses through December 31, 2005. The stock options are exercisable at $2.12, based on the closing market price of the Company's free-trading shares on the date the options were granted. Through the date of this report, none of these options have been exercised.

During 2005, the board of directors authorized the issuance of stock options for restricted shares totaling 199,490 (pos-split) shares to the directors of the company as board members' compensation for services through December 31, 2005. The stock options are exercisable at various amounts, ranging from $1.99 to $4.35 per share, based on the closing market price of the Company's free-trading shares on the date the options were granted, except for a now former director who was issued 37,500 and 30,000 (post-split) options shares at $1.49 and $0.99, respectively. Through the date of this report, none of these options have been exercised.

In addition to the above parties, the corporate Secretary / general counsel and the Senior Vice-President were awarded 1% and 2%, respectively, of the total shares outstanding, at the fair market value of the Company's stock on the date the options were granted. Also, a board member, Randolph Dumas, was awarded 2.5% of the total shares outstanding, exercisable at $1.79 per share. A total of 13,992,374 and 6,654,196 (post-split) options shares were granted for 2005.

2004 STOCK OPTIONS EXERCISED IN 2005

During 2005, a total of 1,785,490 (26,782,350 post-split) of stock options shares were exercised and issued (net of shares used to pay for "cashless" options"), with payment in cash and common stock subscriptions receivable totaling $92,906, pursuant to the 2004 Stock Option Bonus Plan, the Officers' Stock Option Grant Plan, and for accrued board members' stipends, and, furthermore, these shares were registered by the Company's filing a Form S-8 registration statement. The number of shares registered were allocated to the individuals exercising the options based a ratio of the number of options held by each individual to the total number of options held by all individuals.

In addition, certain employees, vendors, professionals and consultants were paid with common stock (see Note 24 to financial statements) and with stock options (see Note 25 to financial statements) and certain investment banking and broker's fees were paid with preferred stock (see Note 26 to financial statements) in lieu of cash compensation.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Twelve months ended December 31, 2005 ("Fiscal 2005" or "2005" or "the current year") compared to twelve months ended December 31, 2004 ("Fiscal 2004" or "2004" or "the prior year").

RESULTS OF OPERATIONS

REVENUES. During fiscal 2005, our gross sales were $81,143,838, representing an increase of 179.8% over the prior year when our gross sales were $28,996,213. Our revenues increased primarily due to revenues from our subsidiary, Centerline and its subsidiaries, which recorded consolidated revenues of $71,968,367 (or 88.7% of total revenues), consisting primarily of wholesale traffic revenues (telecommunications minutes) and related network management fees. The remainder of our revenues continued to be predominantly from telecommunications minutes going through our Philippines network through September 2005. Thereafter substantially all of our wholesale traffic revenues were produced through Centerline.

Our Philippines network generated $7,674,615 (or 9.5% of gross revenues). Other domestic and international wholesale traffic revenues were $1,388,679 (or 1.7% of gross revenues).

Additional revenues generated included $109,023 from our Magic Money program as compared to $69,845 in the prior year and $3,154 from the sale of IP Phones for the current year as compared to $7,717 in the prior year. No revenues were generated from our Store Value Card program for the current year as compared to $9,515 in the prior year.

COST OF SALES. Our cost of sales consists primarily of the wholesale cost of buying bandwidth purchased by us for resale, collocations costs, technical services, wages, equipment leases, and the costs of telecommunications equipment. We had cost of sales of $80,730,141 for fiscal 2005, compared to $29,187,414 for fiscal 2004. We expect cost of sales to increase in future periods to the extent that our sales volume increases.

GROSS MARGIN (LOSS). Our gross margin was $413,697 or .5% for fiscal 2005, compared to a gross loss of ($191,201) or (-0.7%) of total revenues in fiscal 2004, an increase of $604,898 or 316.4%. The increase is primarily due to the fact that there were higher margins on resale of wholesale minutes related to the decreased cost of the minutes to terminate.

OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, bad debts, investment banking and financing fees, investor and public relations, research and development, sales commissions, telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for fiscal 2005 were $30,626,495 compared to fiscal year 2004 operating expenses of $12,850,250 an increase of $17,776,245 or 138.3%.

The increase is primarily due to an increase in officers' and directors' compensation to $12,082,809 (including non-cash compensation), from $6,520,206 in the prior year. During fiscal 2005, total officers' and directors' compensation, included non-cash equity compensation (stock and stock options) of $10,799,267, compared to $5,805,046 in non-cash compensation during fiscal 2004.

In addition, employee payroll and related taxes for fiscal 2005 were $3,118,676 compared to $1,248,562 compared, an increase of $1,870,114 or 149.8%. This increase was due to expansion of our operations, facilities and workforce from 30 total employees to 65 during 2005, and included in non-cash equity compensation (stock and stock options) for employees was $439,818 in fiscal 2005 compared to $438,187 in fiscal 2004.

We incurred  $6,200,054  of  consulting  and  professional  fees, an increase of
$3,993,817  or  181.0%  for  2005  (including   $4,288,867  in  non-cash  equity
compensation) compared to $2,206,237 in 2004 (including $325,000 in non-cash equity compensation). These increases are related to additional services required to develop and expand our geographical and product markets and projects, including our Stored Value Program and international markets (such as Australia, India and Philippines) as well as increased professional fees in maintaining and expanding a public company, including our move to the American Stock Exchange. Our consulting and professional fees include such expenses as computer consulting, technical consulting, accounting and legal fees.

We incurred $2,364,673 of research and development costs for our Sanswire project and our GlobeTel Wireless business during 2005, compared to $260,085 in 2004, an increase of $2,104,588 or 809.2%. During 2005, 89% of these costs represent direct expenses of development and building of the airship, as compared to 60% of direct expenses during 2004. This is due mainly to the fact that the first prototype airship was completed during 2005.

We incurred $848,880 of sales commission for our Centerline operations during 2005, compared to $404,747 during fiscal 2004, an increase of $444,133 or 109.7%.These commissions are based on the agreement between Carrier Services, Inc. ("CSI") and the Company where Centerline is to build telecommunication revenues and a client base, utilizing each party's network and financial resources and to engage in any other business or activity that is necessary and proper. Pursuant to the agreement, the Company was responsible for all costs associated with the operation and maintenance of the Prepaid Calling Card Platform, all expenses related to funding, staffing, technical support, customer service, equipment, and credit facilities. CSI was responsible for all costs and responsibilities associated with operation of the termination network, providing network facilities for the termination of carrier traffic, administer and operate the termination network, including subscriber accounts and tracking of minutes, all training and salary expenses of its sales personnel, all marketing expenses connected with the sale of the calling services and all other organizations related expense in any foreign base operation in which the LLC is operating.

The agreement provided for minimum selling requirements of $50 million per year in revenues for the LLC. If the LLC brought in $50 million in revenues at the end of the first year of operation, CSI will receive $1 million of the company's publicly traded stock. If CSI repeats the $50 million in revenues in year two, CSI would receive another $1 million of the company's publicly traded stock. The initial term of the agreement was for two years and automatically renewable for another two years. The parties subsequently modified the agreement to provide for minimum selling requirements of $25 million in revenues for the LLC. Upon the LLC achieving in $25 million in revenues, CSI will receive 333,333 (5 million pre-split) shares of the company's publicly traded stock.

During 2005, we incurred $788,985 of investment and broker fees as compared to $172,106 during 2004. The $616,879 increase is due to 2005 equity funding related to subscription agreements with investors for 5% convertible notes and from private placements executed (see note 17).

LOSS FROM OPERATIONS. We had an operating loss of ($30,212,798) for fiscal year 2005 as compared to an operating loss of ($13,041,451) for fiscal 2004, primarily due to increased operating expenses as described above, including higher operating costs and expansion of our various programs. We expect that we will continue to have higher operating costs as we increase our staffing and continue expanding operations, programs, projects and operating costs related to our newly acquired subsidiaries.

OTHER INCOME (EXPENSE). We had net other expenses totaling ($1,740,597) during fiscal year 2005 compared to ($125,418) during fiscal 2004. This variance was due primarily to a global settlement with a former officer of the company. In 2005 the company had a loss on the settlement of an agreement to deploy telecommunications in Asia with a related party, Sky China Limited, for ($1,256,873). Also during 2005, the company wrote-off its investment in CGI for ($352,300).

Fiscal year 2004 included $268,397 in net gains on the settlements of liabilities. Various liabilities, representing disputed obligations, were settled for amounts less than the previously recorded values, pursuant to agreements between us and the vendors. We had interest income of $44,368 in fiscal year 2005 compared to $2,067 in fiscal 2004. Other expense of ($56,804) in fiscal 2004 was a result of losses realized on the disposition of fixed assets.

Interest expense for fiscal year 2005 was $175,792 compared to $189,520 for the prior year. Interest expense decrease was primarily due to a reduction in accrual of contractual financing charges in connection with the operations of our Centerline subsidiary. This is also a result of our debt reduction strategy.

NET LOSS. We had a net loss of ($31,953,395) in fiscal year 2005 compared to a net loss of ($13,166,869) in fiscal 2004. The net loss is primarily attributable to the increase in the operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

ASSETS. At December 31, 2005, we had total assets of $20,319,072 compared to total assets of $6,195,977 as of December 31, 2004.

The current assets at December 31, 2005, were $3,330,778 compared to $2,561,197 at December 31, 2004. As of December 31, 2005, we had $1,228,180 of cash and cash equivalents compared to $601,559 at December 31, 2004.

The Company had restricted cash of $1,122,000 as of December 31, 2005 representing security for letters of credit to suppliers for MasterCard in the amount of $1,000,000 in support of the Store Value Card program, a rental deposit for Los Angeles World Airport related to the Palmdale Hanger occupied by Sanswire Networks, LLC in the amount of $72,000 and for a wholesale carrier in the amount of $50,000. No such letters of credit to vendors existed as of December 31, 2004. The Company anticipates replacing this security with its restricted stock within the next operating cycle.

Our net accounts receivable, which consisted of 22 customers, were $371,618 as of December 31, 2005 compared to $1,740,883 as of December 31, 2004. For 2004, the company wrote-off $1,096,631 of customer receivables deemed to be uncollectible. Approximately 92% of the December 31, 2004 receivables were attributable to three customers, including 63% or $773,319 (net of allowance) related to the Mexico network and 22% or $266,167 (net of allowance) related to the Brazil network. We have increased our allowance for doubtful accounts by $1,141,534 for the year, the substantial portion of which relates to two of these three customers.

Other current assets included $185,960 of prepaid expenses to a related party ISG Jet, LLC, and $184,434 in prepaid expenses, primarily prepaid minutes with carriers, compared to $58,900 in 2004; $67,525 inventory of IP Phones in 2005, compared to $63,976 in 2004, and deposits on equipment purchases and other current assets of $124,993 in 2005, compared to $88,994 in 2004 related to additional deposits made for the Mastercard Switch which was not operational as of December 31, 2005.

Property and Equipment as of December 31, 2005 was $7,028,422 as compared to $445,756 at December 31, 2004. The variance is due primarily to an increase in telecommunications equipment in the amount of $6,104,526, which was due primarily to the acquisition of the new Mastercard switch $5,267,526 and $837,000 for the acquisition of the new telecommunications switch acquired by our subsidiary Centerline Communications.

We had other assets totaling $9,959,872 as of December 31, 2005 compared to $3,189,024 as of December 31, 2004. The variance was attributable primarily to the acquisition of the Hotzone Wireless intangible assets valued at $7,129,550 (see note 8), and the disposition of the former unconsolidated subsidiary, CGI for $352,300 (see note 6).

LIABILITIES. At December 31, 2005, we had total liabilities of $9,906,933 compared to total liabilities of $919,400 as of December 31, 2004.

The current liabilities at December 31, 2005 were $5,198,766 compared to $914,682 at December 31, 2004, an increase of $4,284,084. The increase is principally due to the current portion of payments due to related party - Hotzone Wireless for $2,451,834 (see note 8) and to Carrier Services, Inc. for $901,606 and a payable due to former employee of $237,600 (see note 12)

Long-term liabilities increased to $4,708,167 due to the non-current portion of the due to a related party - Hotzone Wireless, (see note 8) as compared to $4,718 as of December 31, 2004, which represented the non-current portion of capital leases.

CASH FLOWS. Our cash used in operating activities was $12,610,149 compared to $4,474,874 for the prior year. The increase was primarily due to the increased level of operations and operating activities and changes in our current assets and liabilities.

Our cash used in investing activities was $2,084,559 which was mainly attributed to cash payments made towards the purchase of our Telecommunications switch in Centerline and the MasterCard Switch, compared to $349,685 in the prior year.

Net cash provided by financing activities was $15,321,329 principally from the sale of common stock and the conversion of notes and loan payables totaling $13,271,957, as compared to $5,201,124 in the prior year.

In order for us to pay our operating expenses during 2005 and 2004, including certain operating expenses for our wholly-owned subsidiaries, Centerline and Sanswire, and the overall expansion of our operations, we raised $500,000 in sales of preferred stock in 2005, compared to $5,157,500 in sales of preferred stock in 2004. We raised $13,271,957 from loans and notes payable related to the exercise of warrants by convertible note holders and private placements, compared to $375,000 in the prior year.

As detailed in the financial statements, we have stock subscriptions receivable for preferred shares that will raise a total of $500,000 in cash in 2006, primarily in the form of financing provided by Series D preferred shareholders. In January 2006, we received approximately $6.8 million from the exercise of warrants by certain investors. With this funding, as well as the additional funding, we will have the existing capital resources necessary to fund our operations and capital requirements as presently planned over the next twelve months.

The company anticipates increased cash flows from 2006 sales activities; however, additional cash will still be needed to support operations. Management believes it can continue to raise capital from various funding sources, which when added to budgeted sales and current working capital, will be sufficient to sustain operations at its current level through January 1, 2007. However, if budgeted sales levels are not achieved and/or if significant unanticipated expenditures occur, or if we are unable to obtain the necessary funding, the company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern through 2006.

Furthermore, the capital markets have responded favorably to our growth and business strategies through 2005, particularly as a result of our Stratellite project, and expected revenue from wireless communication projects and increased investment is anticipated in the near term.

As reflected in the accompanying financial statements, during the year ended December 31, 2005, we had a net loss of ($31,953,395) compared to a net loss of ($13,166,869) during 2004. Consequently, there is an accumulated deficit of ($71,614,431) at December 31, 2005 compared to ($39,661,036) at December 31,
2004.

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

COST OF SALES. Our cost of sales consists primarily of the wholesale cost of buying bandwidth purchased by us for resale, collocations costs, technical services, wages, equipment leases, and the costs of telecommunications equipment. We had cost of sales of $29,187,414 for fiscal 2005, compared to $8,840,872 for fiscal 2003. We expect cost of sales to increase in future periods to the extent that our sales volume increases.

GROSS MARGIN (LOSS). Our gross loss was ($191,201) or (0.66%) for fiscal 2004, compared to gross margin of $2,511,067 or 22.12% of total revenues in fiscal 2003, a decrease of $2,702,268 or (107.6%). The decrease is primarily due to the fact that there was lower margin on resale of wholesale minutes related to the increased cost of the minutes to terminate, especially the Mexico network, where our margin was less than two percent, and initial activities of Centerline, where our gross margin was minimal or zero. We expect to derive higher margins once we formally take over the operations of our customer's Mexico network as described in Part I, Item 3 "Legal Proceedings," and commence sales directly to the retail market.

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

In addition, employee payroll and related taxes for fiscal 2004 were $1,248,562 compared to $283,408, an increase of $965,154 or 340.6%. This increase was due to expansion of our operations, facilities and workforce from 15 total employees to 30 during 2004. Included in non-cash equity compensation (stock and stock options) for employees was $438,187 in fiscal 2004, compared to $86,000 in fiscal 2003. Consulting and professional fees increased by $1,487,250 or 206.9%, to $2,206,237 in 2004 (including $325,000 in non-cash equity compensation), compared to $718,987 in 2003 (including $203,607 in non-cash equity compensation). These increases are related to additional services required to develop and expand our geographical and product markets and projects, including our Stored Value Program, our Sanswire Project, and international markets, primarily in Asia and Australia, as well as increased professional fees in maintaining and expanding a public company.

We incurred $260,865 of research and development costs for our Sanswire project-development of the Stratellite during fiscal 2004, compared to none in the prior year, whereas the Sanswire assets were acquired in April 2004.

We incurred $404,747 of sales commissions for our Centerline operations during fiscal 2004, compared to none in the prior year, whereas the Centerline operations began in 2004.

LOSS FROM OPERATIONS. We had an operating loss of ($13,041,451) for fiscal 2004 as compared to an operating loss of ($1,294,321) for fiscal 2003, primarily due to the excess of costs of revenues earned over revenues earned and increased operating expenses as described above, including reduced margins and higher operating costs and expansion of our various programs. We expect that we will continue to have higher operating costs as we increase our staffing and continue expanding operations, programs, projects and operating costs related to our newly acquired subsidiaries.

OTHER INCOME (EXPENSE). We had net other expenses totaling ($125,418) during fiscal 2004 compared to ($4,908,205) during fiscal 2003.

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

Other expense of ($56,804) in fiscal 2004 was a result of losses realized on the disposition of fixed assets, compared to a loss of ($42,301) in fiscal 2003. Other expense of ($4,834,878) in fiscal 2003 was as a result of the write-off of assets and liabilities resulting from the transactions in Australia with IPW.

Interest expense for fiscal 2004 was ($189,520) compared to ($113,142) during fiscal 2003. Interest expense increase was primarily due to the accrual of contractual financing charges in connection with the operations of our Centerline subsidiary. Other interest charges actually decreased in 2004, as result in reduction of our total debts.

NET LOSS. We had a net loss of ($13,166,869) in fiscal 2004 compared to a net loss of ($6,202,526) in fiscal 2003. The net loss is primarily attributable to the increase in the operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

ASSETS. At December 31, 2004, we had total assets of $6,195,977 compared to total assets of $4,144,231 as of December 31, 2003.

The current assets at December 31, 2004, were $2,561,197, compared to $3,389,421 at December 31, 2003. As of December 31, 2004, we had $601,559 of cash and cash equivalents compared to $224,994 as of December 31, 2003.

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

Other current assets included $58,900 in prepaid expense, primarily prepaid minutes with carriers, compared to $71,000 in 2003; $63,976 inventory of IP Phones, compared to none in the prior year; and deposits on equipment purchases and other current assets of $88,994 compared to none in 2003.

We had other assets totaling $3,189,024 as of December 31, 2004, compared to $16,135 as of December 31, 2003. The increase was attributable primarily to the acquisition of the Sanswire intangible assets valued at $2,778,000 and additional investments of $50,000 in CGI, our unconsolidated foreign subsidiary, totaling $352,300 as of December 31, 2004.

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

CASH FLOWS. Our cash used in operating activities was $4,474,874 for 2004, compared to $1,389,102 for the prior year. The increase was primarily due to the increased level of operations and operating activities and changes in our current assets and liabilities.

Our cash used in investing activities, including acquisitions of property and equipment investment in CGI, and loans to employees for a total of $349,685 compared to $607,401 cash used in the prior year.

Net cash provided by financing activities was $5,201,124, principally from the sale of preferred stock, for 2004, as compared to $2,019,686 cash provided in the previous year, which was principally from the sale of preferred and common stock and proceeds from notes and loans payable.

In order for us to pay our operating expenses during 2004 and 2003, including certain operating expenses of our wholly-owned subsidiaries, Sanswire and Centerline, and the overall expansion of our operations, we raised $5,157,500 in sales of preferred stock in 2004, compared to $717,140 and $500,000 in sales of preferred stock and common stock, respectively in 2003. We also raised $60,000 and $144,194 from proceeds from related party payables in 2004 and 2003, respectively. We generated $375,000 and $784,259 from loans and notes payable in 2004 and 2003, respectively.

As reflected in the accompanying financial statements, during the year ended December 31, 2004, we had a net loss of ($13,166,869) compared to a net loss of ($6,202,526) during 2003. Consequently, there is an accumulated deficit of ($39,661,036) at December 31, 2004, compared to ($26,494,167) at December 31,
2003.

ITEM 7. FINANCIAL STATEMENTS

                 GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003
                                TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED FINANCIAL STATEMENTS                                       PAGE
                                                                        ----

         Consolidated Balance Sheets                                      23
         Consolidated Statements of Operations                            25
         Consolidated Statements of Cash Flows                            26
         Consolidated Statements of Stockholders' Equity                  28
         Notes to Consolidated Financial Statements                       33

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


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
GlobeTel Communications Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of GlobeTel Communications Corp. and Subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GlobeTel Communications Corp. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

Miami, Florida
March 13, 2006

Member:
Florida  Institute  of  Certified  Public  Accountants   American  Institute  of
Certified Public Accountants Private Companies and SEC Practices Sections National and worldwide associations through Accounting Group International

                 GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------
                                                                                           DEC. 31, 2005        DEC. 31, 2004
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                             $  1,228,180         $    601,559
      Restricted cash                                                                          1,122,000                   --
      Accounts receivable, less allowance for doubtful
        accounts of $409,100 and $1,505,731                                                      371,618            1,740,883
      Loans to employees                                                                          46,068                6,885
      Prepaid expenses                                                                           184,434               58,900
      Prepaid expenses - related party, ISG Jet, LLC                                             185,960                   --
      Inventory                                                                                   67,525               63,976
      Deposits on equipment purchase                                                             124,993               88,994
      Deferred tax asset, less valuation allowance of
        $9,828,700 and $5,163,407                                                                     --                   --
-----------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                                  3,330,778            2,561,197
-----------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET                                                                    7,028,422              445,756
-----------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
     Investment in unconsolidated foreign subsidiary -
       Consolidated Global Investments, Ltd.                                                          --              352,300
      Intangible assets                                                                        9,907,550            2,778,000
     Deposits                                                                                     52,322               50,712
     Prepaid expenses                                                                                 --                8,012
-----------------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER ASSETS                                                                    9,959,872            3,189,024
-----------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                $ 20,319,072         $  6,195,977
-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

COMMITMENTS AND CONTINGENCIES (NOTES 6, 7, 17, AND 18)                                                --                   --

LIABILITIES

CURRENT LIABILITIES
      Accounts payable                                                                      $    907,208         $    456,248
      Current portion of long-term debt                                                               --                2,846
      Due to related party - Carrier Services, Inc.                                              901,606                   --
      Due to former employee payable in GTE stock                                                237,600                   --
      Due to related party payable in GTE Stock -
        Hotzone Wireless, Inc. - short-term portion                                            2,451,834                   --
      Accrued officers' and directors' compensation                                               97,382              198,333
      Accrued expenses and other liabilities                                                     545,636               93,436
      Deferred revenues                                                                               --               46,319
      Related party payables                                                                      57,500              117,500
-----------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                             5,198,766              914,682
-----------------------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES
      Due to related party payable in GTE Stock -
        Hotzone Wireless, Inc.                                                                 4,708,167                   --
      Capital lease obligations                                                                       --                4,718
-----------------------------------------------------------------------------------------------------------------------------
         TOTAL LONG-TERM LIABILITIES                                                           4,708,167                4,718

-----------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                  $  9,906,933         $    919,400
-----------------------------------------------------------------------------------------------------------------------------


 STOCKHOLDERS' EQUITY
       Series A Preferred stock, $.001 par value, 10,000,000 shares authorized;
          0 and 96,500 shares issued and outstanding:                                                 --                   97
           Additional paid-in capital - Series A Preferred stock                                      --              697,403
       Series B Preferred stock, $.001 par value, 35,000 shares authorized;
          0 and 35,000 shares issued and outstanding:                                                 --                   35
           Additional paid-in capital - Series B Preferred stock                                      --           14,849,965
       Series C Preferred stock, $.001 par value, 5,000 shares authorized;
          500 and 750 shares issued and outstanding:                                                  --                    1
           Additional paid-in capital - Series C Preferred stock                                      --              749,999
       Series D Preferred stock, $.001 par value, 5,000 shares authorized;
          1,000 shares issued and outstanding:                                                         1                    1
           Additional paid-in capital - Series D Preferred stock                                 999,999              999,999
       Common stock, $.00001 par value, 150,000,000 shares authorized;
          98,192,101 and 63,389,976 shares issued and outstanding                                    982                  634
       Additional paid-in capital                                                             81,570,082           39,889,479
       Stock subscriptions receivable:
          Series B Preferred Stock                                                                    --          (11,500,000)
          Series D Preferred Stock                                                              (500,000)            (750,000)
          Common Stock                                                                           (44,494)                  --
       Accumulated deficit                                                                   (71,614,431)         (39,661,036)
-----------------------------------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                                          10,412,139            5,276,577
-----------------------------------------------------------------------------------------------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 20,319,072         $  6,195,977
-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

                 GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31


--------------------------------------------------------------------------------------------------------------------------
                                                                                  2005            2004            2003
--------------------------------------------------------------------------------------------------------------------------

 REVENUES EARNED                                                              $ 81,143,838    $ 28,996,213    $ 11,351,939
 COST OF REVENUES EARNED                                                        80,730,141      29,187,414       8,840,872
--------------------------------------------------------------------------------------------------------------------------
        GROSS MARGIN(LOSS)                                                         413,697        (191,201)      2,511,067
--------------------------------------------------------------------------------------------------------------------------

 EXPENSES
      Payroll and related taxes                                                  3,118,676       1,248,562         283,408
      Consulting and professional fees                                           6,200,054       2,206,237         718,987
      Officers' and directors' compensation                                     12,082,809       6,520,206         595,000
      Bad debts                                                                  1,373,458       1,141,534       1,409,994
      Investment banking and financing fees                                        788,985         172,106         223,886
      Investor and public relations                                                550,460         117,856         121,656
      Commissions expense - related party Carrier Services, Inc.                   848,880         404,747              --
      Research and development                                                   2,364,673         260,085              --
      Other operating expenses                                                     826,101         156,011          92,715
      Telephone and communications                                                 200,129          75,390          69,169
      Travel and related expenses                                                  882,557         240,862          95,213
      Rents                                                                        480,995         126,424          48,607
      Insurance and employee benefits                                              672,700         126,644         102,383
      Depreciation and amortization                                                236,018          53,586          44,370
--------------------------------------------------------------------------------------------------------------------------
        TOTAL EXPENSES                                                          30,626,495      12,850,250       3,805,388
--------------------------------------------------------------------------------------------------------------------------

 LOSS BEFORE OTHER INCOME (EXPENSE) AND INCOME TAXES                           (30,212,798)    (13,041,451)     (1,294,321)
--------------------------------------------------------------------------------------------------------------------------

 OTHER INCOME (EXPENSE)
      Net gains on settlement of liabilities                                            --         268,397          26,274
      Loss on disposition of property and equipment                                     --         (56,804)        (42,301)
      Loss on settlement                                                        (1,256,873)             --              --
      Loss on disposition of unconsolidated foreign subsidiary - CGI              (352,300)             --              --
      Loss on equipment deposit                                                         --        (149,558)             --
      Loss on discontinued operations                                                   --              --          55,842
      Loss on write-off of receivables and non-readily marketable securities            --              --      (4,834,878)
      Interest income                                                               44,368           2,067              --
      Interest expense                                                            (175,792)       (189,520)       (113,142)
--------------------------------------------------------------------------------------------------------------------------
        NET OTHER EXPENSE                                                       (1,740,597)       (125,418)     (4,908,205)
--------------------------------------------------------------------------------------------------------------------------

 LOSS BEFORE INCOME TAXES                                                      (31,953,395)    (13,166,869)     (6,202,526)

 INCOME TAXES
      Provision for income taxes                                                        --              --              --
      Tax benefit from utilization of net operating loss carryforward                   --              --              --
--------------------------------------------------------------------------------------------------------------------------
        TOTAL INCOME TAXES                                                              --              --              --
--------------------------------------------------------------------------------------------------------------------------

 NET LOSS                                                                     ($31,953,395)   ($13,166,869)   ($ 6,202,526)
--------------------------------------------------------------------------------------------------------------------------

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
        BASIC                                                                   75,072,487      49,892,551      41,854,325
        DILUTED                                                                 75,072,487      49,892,551      41,854,325
--------------------------------------------------------------------------------------------------------------------------


 NET LOSS PER SHARE
        BASIC                                                                 ($     0.426)   ($     0.264)   ($     0.148)
        DILUTED                                                               ($     0.426)   ($     0.264)   ($     0.148)
--------------------------------------------------------------------------------------------------------------------------

 See accompanying notes

                 GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


--------------------------------------------------------------------------------------------------------------------------------
                                                                                              2005           2004           2003
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                               ($31,953,395)  ($13,166,869)  ($ 6,202,526)
      Adjustments to reconcile net loss to net cash used by operating activities:
             Depreciation and amortization                                                 331,543        170,021        227,200
             Gain on settlement of liabilities                                                  --        (85,337)        26,274
             Gain on discontinued operations                                                    --             --         55,842
             Loss on settlement                                                          1,256,873             --             --
             Loss on disposition of unconsolidated foreign subsidiary - CGI                352,300             --             --
             Loss on disposition of fixed assets                                                --         56,804         42,301
             Loss on write-off of receivables and non-readily marketable securities             --             --      4,834,878
             Bad debt expense                                                            1,373,458      1,141,534      1,409,994
             Common stock exchanged for services                                         4,930,573      1,558,707        604,510
             Common stock exchanged for severence pay                                      177,397             --             --
             Options exchanged for services                                             10,499,842      5,828,833             --
      (Increase) decrease in assets:
             Accounts receivable                                                            (4,193)            --             --
             Restricted cash                                                            (1,122,000)       211,010     (2,755,602)
             Loans to employees                                                            (39,183)            --             --
             Prepaid expenses                                                             (117,522)         4,088        (71,000)
             Prepaid expenses - related party, ISG Jets, LLC                              (185,960)            --             --
             Inventory                                                                      (3,549)       (63,976)            --
             Other current assets                                                               --             --             --
             Deposits                                                                       (1,610)       (34,977)        74,486
      Increase (decrease) in liabilities:
             Accounts payable                                                              451,141       (309,867)     1,111,960
             Accounts payable, to be satified with non-readily marketable securities            --             --       (974,951)
             Due to former employee with GTE stock                                         237,600             --
             Due to related party - Carrier Services and company principal                 901,606             --
             Accrued officers' salaries and bonuses                                       (100,951)       198,333             --
             Accrued expenses and other liabilities                                        452,200         29,054        426,460
             Deferred revenues                                                             (46,319)        14,791        (46,106)
             Deferred revenues - related party                                                  --        (27,023)      (152,822)
--------------------------------------------------------------------------------------------------------------------------------
             NET CASH USED BY OPERATING ACTIVITIES                                     (12,610,149)    (4,474,874)    (1,389,102)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of property and equipment                                             (2,021,559)      (204,206)      (305,101)
      Acquisition of Hotzone assets                                                        (27,000)            --             --
      Advances to related party - Sanswire European joint venture                               --             --             --
      Deposit on equipment                                                                 (36,000)      (145,479)      (302,300)
--------------------------------------------------------------------------------------------------------------------------------
             NET CASH USED BY INVESTING ACTIVITIES                                      (2,084,559)      (349,685)      (607,401)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Sale of preferred stock - Series A                                                        --      1,057,500        717,140
      Sale of preferred stock - Series B                                                   250,000      2,850,000             --
      Sale of preferred stock - Series C                                                   250,000      1,000,000             --
      Sale of preferred stock - Series D                                                        --        250,000             --
      Sale of common stock                                                               6,903,931             --        500,000
      Sale of common stock - exercises of options                                           48,412             --             --
      Proceeds from unconsolidated foreign subsidiary - CGI                              1,568,524             --             --
      Proceeds from capital lease financing                                                     --          9,554             --
      Payments on capital lease financing                                                   (4,718)        (2,229)       (29,674)
      Proceeds from notes and loans payable                                              6,368,026        375,000        784,259
      Payments on notes and loans payable                                                   (2,846)      (398,701)            --
      Proceeds from related party payables                                                      --         60,000        144,194
      Payments on related party payables                                                   (60,000)            --        (96,053)
--------------------------------------------------------------------------------------------------------------------------------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                                  15,321,329      5,201,124      2,019,866
--------------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND EQUIVALENTS                                                       626,621        376,565         23,363
CASH AND EQUIVALENTS - BEGINNING                                                           601,559        224,994        201,631

--------------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS - ENDING                                                         $  1,228,180   $    601,559   $    224,994
--------------------------------------------------------------------------------------------------------------------------------

                 GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,



SUPPLEMENTAL DISCLOSURES                                                                  2005           2004           2003
--------------------------------------------------------------------------------------------------------------------------------
Cash paid during the period for:
         Interest                                                                     $        730   $     11,071   $     95,736
         Income taxes                                                                 $         --   $         --   $         --

In addition to amounts reflected above, common stock was issued for:
         Options issued for services                                                  $ 10,499,842   $  5,828,833   $     10,000
         Options issued for settlement of obligations                                 $  1,256,873   $         --   $  2,447,732
         Shares issued for services                                                   $  4,930,573   $  1,546,568   $         --
         Shares issued for broker's fees (66,667 shares, recorded at par)             $         --   $         --   $         --
         Shares issued for intangible assets                                          $         --   $  2,800,000   $         --
         Conversion of Series A preferred stock to common stock                       $    697,500   $  1,452,140   $         --
         Conversion of Series B preferred stock to common stock                       $  8,435,200   $         --   $         --
         Conversion of Series C preferred stock to common stock                       $    750,000   $    250,000   $         --
         Conversion of notes payable to common stock                                  $  6,368,026   $         --   $         --

In addition to amounts reflected above, preferred stock was issued for:
         Series A preferred stock issued for broker's fees (7,167 shares,
           recorded at par)                                                           $         --   $         --   $         --
         Series B preferred stock issued for broker's fees                            $         --   $    150,000   $         --
         Series B preferred stock issued for settlement of debt                       $         --   $    500,000   $         --
         Series B preferred stock issued for equipment                                $  4,835,200   $         --   $         --

NON-CASH FINANCING ACTIVITIES:

         On July 28, 2004, $1,000,000 of Series D preferred stock was issued. A stock subscription receivable of $500,00 was outstanding as of December 31, 2005


 See accompanying notes.

                  GLOBETEL COMMUNICATIONS CORP. & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003


                                                                       COMMON STOCK
                                                 --------------------------------------------------------
                                                                                ADDITIONAL       STOCK
                                                                                  PAID-IN    SUBSCRIPTIONS
Description                                           SHARES         AMOUNT       CAPITAL      RECEIVABLE
----------------------------------------------------------------------------------------------------------
 Balance, Dec. 31, 2002                           40,354,686            404     24,450,106             --
 Shares issued for services                        1,583,236             16        568,494             --
 Options issued for services                              --             --         10,000             --
 Shares issued for severence pay                      80,000              1         35,999             --
 Shares issued for extinguishment of debt          2,986,133             29      1,431,055             --
 Options issued for extinguishment of debt                --             --      1,016,468             --
 Shares issued for cash                            1,338,688             13        499,987             --
 Shares issued for loan collateral                   333,333              3             (3)            --
 Shares returned for loan collateral              (3,127,778)           (31)            31             --
 Preferred Series A shares issued for cash
  and stock subscriptons receivable                       --             --             --             --
 Net loss                                                 --             --             --             --
                                                 -----------    -----------    -----------    -----------
 Balance, Dec. 31, 2003                           43,548,298            435     28,012,137             --
                                                 -----------    -----------    -----------    -----------
 Shares issued for options exercised               3,963,186             39            (39)            --
 Shares issued to / for unconsolidated
   foreign subsidiary                              1,333,333             13            (13)            --
 Shares issued for services                        1,750,977             18      1,546,550             --
 Shares issued for Sanswire assets                 1,866,667             19      2,799,981             --
 Shares issued for Stratodyne assets                 133,333              1             (1)            --
 Preferred Series A shares issued for cash
  and stock subscriptions receivable                      --             --             --             --
 Preferred Series A shares issued for
   broker's fees                                          --             --             --             --
 Shares issued for conversion of Preferred                --
  Series A shares                                 10,642,667            107      1,452,033             --
 Preferred Series B shares issued for cash
  and stock subscriptions receivable                      --             --             --             --
 Preferred Series B shares issued for
  extinguishment of debt                                  --             --             --             --
 Preferred Series B shares issued for
  broker's fees                                           --             --             --             --
 Preferred Series C shares issued for cash                --
  and stock subscriptions receivable                      --             --             --             --
 Shares issued for conversions of
  Preferred Series C shares                          151,515              2        249,998             --
 Preferred Series D shares issued for cash                --             --             --             --
 Options issued for Board member stipends                 --             --        145,313             --
 Options issued for services, per 2004
   Stock Option Plan                                      --             --      1,191,937             --
 Options issued for services, per Executives %
   Stock Option Grant Plan                                --             --      4,491,583             --
 Net loss                                                 --             --             --             --
                                                 -----------    -----------    -----------    -----------
 Balance, Dec. 31, 2004                           63,389,976            634     39,889,479             --
                                                 -----------    -----------    -----------    -----------
 Shares issued for options excercised              1,785,490             18         92,888        (44,494)
 Shares issued for services                        2,232,215             22      4,930,729             --
 Shares issued for convertible note payable        4,269,876             43      6,367,983             --
   and accrued interest
 Shares issued for cash                            3,177,916             32      6,903,901             --
 Shares issued for brokers fees                       66,667              1             (1)            --
 Shares issued for severence pay                     106,977              1        177,396             --
 Conversion of amount due to unconsolidated
   subsidiary to equity per buy-back agreement            --             --      1,568,524             --
 Shares issued for conversion of Preferred
  Series A shares                                  8,911,651             89        697,411             --
 Preferred Series B stock subscriptions
  receivable paid for with cash and equipment             --             --             --             --
 Shares issued for conversion of Preferred
  Series B shares                                 12,931,334            129      8,435,070             --
 Shares issued for conversion of Preferred
  Series C shares                                  1,320,000             13        749,987             --
 Preferred Series D stock subscriptions
  receivable paid for with cash                           --             --             --             --
 Options issued for Board member stipends                 --             --         85,575             --
 Options issued for executive compensation                --             --         55,000             --
 Options issued for services, per Executives %
   Stock Option Grant Plan                                --             --     10,359,267             --
 Options issued for settlement of obligations             --             --      1,256,873             --
 Net loss                                                 --             --             --             --
                                                 -----------    -----------    -----------    -----------
 BALANCE, DEC. 31, 2005                           98,192,102            982     81,570,082        (44,494)
                                                 ===========    ===========    ===========    ===========

                                                                         SERIES A
                                                 --------------------------------------------------------
                                                                                ADDITIONAL      STOCK
                                                                                  PAID-IN   SUBSCRIPTIONS
Description                                           SHARES         AMOUNT       CAPITAL     RECEIVABLE
----------------------------------------------------------------------------------------------------------
 Balance, Dec. 31, 2002                                   --             --             --             --
 Shares issued for services                               --             --             --             --
 Options issued for services                              --             --             --             --
 Shares issued for severence pay                          --             --             --             --
 Shares issued for extinguishment of debt                 --             --             --             --
 Options issued for extinguishment of debt                --             --             --             --
 Shares issued for cash                                   --             --             --             --
 Shares issued for loan collateral                        --             --             --             --
 Shares returned for loan collateral                      --             --             --             --
 Preferred Series A shares issued for cash
  and stock subscriptons receivable                   72,000             72      1,092,068       (375,000)
 Net loss                                                 --             --             --             --
                                                 -----------    -----------    -----------    -----------
 Balance, Dec. 31, 2003                               72,000             72      1,092,068       (375,000)
                                                 -----------    -----------    -----------    -----------
 Shares issued for options exercised                      --             --             --             --
 Shares issued to / for unconsolidated
   foreign subsidiary                                     --             --             --             --
 Shares issued for services                               --             --             --             --
 Shares issued for Sanswire assets                        --             --             --             --
 Shares issued for Stratodyne assets                      --             --             --             --
 Preferred Series A shares issued for cash
  and stock subscriptions receivable                  70,500             71      1,057,429        375,000
 Preferred Series A shares issued for
   broker's fees                                     107,500            107           (107)            --
 Shares issued for conversion of Preferred
  Series A shares                                   (153,500)          (153)    (1,451,987)            --
 Preferred Series B shares issued for cash
  and stock subscriptions receivable                      --             --             --             --
 Preferred Series B shares issued for
  extinguishment of debt                                  --             --             --             --
 Preferred Series B shares issued for
  broker's fees                                           --             --             --             --
 Preferred Series C shares issued for cash
  and stock subscriptions receivable                      --             --             --             --
 Shares issued for conversions of
  Preferred Series C shares                               --             --             --             --
 Preferred Series D shares issued for cash                --             --             --             --
 Options issued for Board member stipends                 --             --             --             --
 Options issued for services, per 2004
   Stock Option Plan                                      --             --             --             --
 Options issued for services, per Executives %
   Stock Option Grant Plan                                --             --             --             --
 Net loss                                                 --             --             --             --
                                                 -----------    -----------    -----------    -----------
 Balance, Dec. 31, 2004                               96,500             97        697,403             --
                                                 -----------    -----------    -----------    -----------
 Shares issued for options excercised                     --             --             --             --
 Shares issued for services                               --             --             --             --
 Shares issued for convertible note payable               --             --             --             --
   and accrued interest
 Shares issued for cash                                   --             --             --             --
 Shares issued for brokers fees                           --             --             --             --
 Shares issued for severence pay                          --             --             --             --
 Conversion of amount due to unconsolidated
   subsidiary to equity per buy-back agreement            --             --             --             --
 Shares issued for conversion of Preferred
  Series A shares                                    (96,500)           (97)      (697,403)            --
 Preferred Series B stock subscriptions
  receivable paid for with cash and equipment             --             --             --             --
 Shares issued for conversion of Preferred
  Series B shares                                         --             --             --             --
 Shares issued for conversion of Preferred
  Series C shares                                         --             --             --             --
 Preferred Series D stock subscriptions
  receivable paid for with cash                           --             --             --             --
 Options issued for Board member stipends                 --             --             --             --
 Options issued for executive compensation                --             --             --             --
 Options issued for services, per Executives %
   Stock Option Grant Plan                                --             --             --             --
 Options issued for settlement of obligations             --             --             --             --
 Net loss                                                 --             --             --             --
                                                 -----------    -----------    -----------    -----------
 BALANCE, DEC. 31, 2005                                   --             --             --             --
                                                 ===========    ===========    ===========    ===========

                                                                         SERIES B
                                                  -------------------------------------------------------
                                                                                ADDITIONAL      STOCK
                                                                                  PAID-IN   SUBSCRIPTIONS
Description                                           SHARES         AMOUNT       CAPITAL     RECEIVABLE
----------------------------------------------------------------------------------------------------------
 Balance, Dec. 31, 2002                                   --             --             --             --
 Shares issued for services                               --             --             --             --
 Options issued for services                              --             --             --             --
 Shares issued for severence pay                          --             --             --             --
 Shares issued for extinguishment of debt                 --             --             --             --
 Options issued for extinguishment of debt                --             --             --             --
 Shares issued for cash                                   --             --             --             --
 Shares issued for loan collateral                        --             --             --             --
 Shares returned for loan collateral                      --             --             --             --
 Preferred Series A shares issued for cash
  and stock subscriptons receivable                       --             --             --             --
 Net loss                                                 --             --             --             --
                                                 -----------    -----------    -----------    -----------
 Balance, Dec. 31, 2003                                   --             --             --             --
                                                 -----------    -----------    -----------    -----------
 Shares issued for options exercised                      --             --             --             --
 Shares issued to / for unconsolidated
   foreign subsidiary                                     --             --             --             --
 Shares issued for services                               --             --             --             --
 Shares issued for Sanswire assets                        --             --             --             --
 Shares issued for Stratodyne assets                      --             --             --             --
 Preferred Series A shares issued for cash
  and stock subscriptions receivable                      --             --             --             --
 Preferred Series A shares issued for
   broker's fees                                          --             --             --             --
 Shares issued for conversion of Preferred
  Series A shares                                         --             --             --             --
 Preferred Series B shares issued for cash
  and stock subscriptions receivable                  35,000             35     14,999,965    (12,150,000)
 Preferred Series B shares issued for
  extinguishment of debt                                  --             --             --        500,000
 Preferred Series B shares issued for
  broker's fees                                           --             --       (150,000)       150,000
 Preferred Series C shares issued for cash
  and stock subscriptions receivable                      --             --             --             --
 Shares issued for conversions of
  Preferred Series C shares                               --             --             --             --
 Preferred Series D shares issued for cash                --             --             --             --
 Options issued for Board member stipends                 --             --             --             --
 Options issued for services, per 2004
   Stock Option Plan                                      --             --             --             --
 Options issued for services, per Executives %
   Stock Option Grant Plan                                --             --             --             --
 Net loss                                                 --             --             --             --
                                                 -----------    -----------    -----------    -----------
 Balance, Dec. 31, 2004                               35,000             35     14,849,965    (11,500,000)
                                                 -----------    -----------    -----------    -----------
 Shares issued for options excercised                     --             --             --             --
 Shares issued for services                               --             --             --             --
 Shares issued for convertible note payable               --             --             --             --
   and accrued interest
 Shares issued for cash                                   --             --             --             --
 Shares issued for brokers fees                           --             --             --             --
 Shares issued for severence pay                          --             --             --             --
 Conversion of amount due to unconsolidated
   subsidiary to equity per buy-back agreement            --             --             --             --
 Shares issued for conversion of Preferred
  Series A shares                                         --             --             --             --
 Preferred Series B stock subscriptions
  receivable paid for with cash and equipment             --             --             --      5,085,200
 Shares issued for conversion of Preferred
  Series B shares                                    (35,000)           (35)   (14,849,965)     6,414,800
 Shares issued for conversion of Preferred
  Series C shares                                         --             --             --             --
 Preferred Series D stock subscriptions
  receivable paid for with cash                           --             --             --             --
 Options issued for Board member stipends                 --             --             --             --
 Options issued for executive compensation                --             --             --             --
 Options issued for services, per Executives %
   Stock Option Grant Plan                                --             --             --             --
 Options issued for settlement of obligations             --             --             --             --
 Net loss                                                 --             --             --             --
                                                 -----------    -----------    -----------    -----------
 BALANCE, DEC. 31, 2005                                   --             --             --             --
                                                 ===========    ===========    ===========    ===========

                                                                      SERIES C
                                                 ---------------------------------------------------------
                                                                                ADDITIONAL       STOCK
                                                                                  PAID-IN    SUBSCRIPTIONS
Description                                           SHARES         AMOUNT       CAPITAL      RECEIVABLE
----------------------------------------------------------------------------------------------------------
 Balance, Dec. 31, 2002                                   --             --             --              --
 Shares issued for services                               --             --             --              --
 Options issued for services                              --             --             --              --
 Shares issued for severence pay                          --             --             --              --
 Shares issued for extinguishment of debt                 --             --             --              --
 Options issued for extinguishment of debt                --             --             --              --
 Shares issued for cash                                   --             --             --              --
 Shares issued for loan collateral                        --             --             --              --
 Shares returned for loan collateral                      --             --             --              --
 Preferred Series A shares issued for cash
  and stock subscriptons receivable                       --             --             --              --
 Net loss                                                 --             --             --              --
                                                 -----------    -----------    -----------      ----------
 Balance, Dec. 31, 2003                                   --             --             --              --
                                                 -----------    -----------    -----------      ----------
 Shares issued for options exercised                      --             --             --              --
 Shares issued to / for unconsolidated
   foreign subsidiary                                     --             --             --              --
 Shares issued for services                               --             --             --              --
 Shares issued for Sanswire assets                        --             --             --              --
 Shares issued for Stratodyne assets                      --             --             --              --
 Preferred Series A shares issued for cash
  and stock subscriptions receivable                      --             --             --              --
 Preferred Series A shares issued for
   broker's fees                                          --             --             --              --
 Shares issued for conversion of Preferred
  Series A shares                                         --             --             --              --
 Preferred Series B shares issued for cash
  and stock subscriptions receivable                      --             --             --              --
 Preferred Series B shares issued for
  extinguishment of debt                                  --             --             --              --
 Preferred Series B shares issued for
  broker's fees                                           --             --             --              --
 Preferred Series C shares issued for cash
  and stock subscriptions receivable                   1,000              1        999,999              --
 Shares issued for conversions of
  Preferred Series C shares                             (250)            --       (250,000)             --
 Preferred Series D shares issued for cash                --             --             --              --
 Options issued for Board member stipends                 --             --             --              --
 Options issued for services, per 2004
   Stock Option Plan                                      --             --             --              --
 Options issued for services, per Executives %
   Stock Option Grant Plan                                --             --             --              --
 Net loss                                                 --             --             --              --
                                                 -----------    -----------    -----------      ----------
 Balance, Dec. 31, 2004                                  750              1        749,999              --
                                                 -----------    -----------    -----------      ----------
 Shares issued for options excercised                     --             --             --              --
 Shares issued for services                               --             --             --              --
 Shares issued for convertible note payable               --             --             --              --
   and accrued interest
 Shares issued for cash                                   --             --             --              --
 Shares issued for brokers fees                           --             --             --              --
 Shares issued for severence pay                          --             --             --              --
 Conversion of amount due to unconsolidated
   subsidiary to equity per buy-back agreement            --             --             --              --
 Shares issued for conversion of Preferred
  Series A shares                                         --             --             --              --
 Preferred Series B stock subscriptions
  receivable paid for with cash and equipment             --             --             --              --
 Shares issued for conversion of Preferred
  Series B shares                                         --             --             --              --
 Shares issued for conversion of Preferred
  Series C shares                                       (750)            (1)      (749,999)             --
 Preferred Series D stock subscriptions
  receivable paid for with cash                           --             --             --              --
 Options issued for Board member stipends                 --             --             --              --
 Options issued for executive compensation                --             --             --              --
 Options issued for services, per Executives %
   Stock Option Grant Plan                                --             --             --              --
 Options issued for settlement of obligations             --             --             --              --
 Net loss                                                 --             --             --              --
                                                 -----------    -----------    -----------      ----------
 BALANCE, DEC. 31, 2005                                   --             --             --              --
                                                 ===========    ===========    ===========      ==========

                                                                     SERIES D
                                                 --------------------------------------------------------
                                                                             ADDITIONAL      STOCK                        TOTAL
                                                                               PAID-IN   SUBSCRIPTIONS    ACCUMULATED  SHAREHOLDERS'
Description                                           SHARES        AMOUNT     CAPITAL     RECEIVABLE       DEFECIT       EQUITY
------------------------------------------------------------------------------------------------------------------------------------
 Balance, Dec. 31, 2002                                   --            --           --             --   (20,291,641)     4,158,869
 Shares issued for services                               --            --           --             --            --        568,510
 Options issued for services                              --            --           --             --            --         10,000
 Shares issued for severence pay                          --            --           --             --            --         36,000
 Shares issued for extinguishment of debt                 --            --           --             --            --      1,431,084
 Options issued for extinguishment of debt                --            --           --             --            --      1,016,468
 Shares issued for cash                                   --            --           --             --            --        500,000
 Shares issued for loan collateral                        --            --           --             --            --             --
 Shares returned for loan collateral                      --            --           --             --            --             --
 Preferred Series A shares issued for cash
  and stock subscriptons receivable                       --            --           --             --            --        717,140
 Net loss                                                 --            --           --             --    (6,202,526)    (6,202,526)
                                                 -----------   -----------  -----------     ----------   -----------     ----------
 Balance, Dec. 31, 2003                                   --            --           --             --   (26,494,167)     2,235,545
                                                 -----------   -----------  -----------     ----------   -----------     ----------
 Shares issued for options exercised                      --            --           --             --            --             --
 Shares issued to / for unconsolidated
   foreign subsidiary                                     --            --           --             --            --             --
 Shares issued for services                               --            --           --             --            --      1,546,568
 Shares issued for Sanswire assets                        --            --           --             --            --      2,800,000
 Shares issued for Stratodyne assets                      --            --           --             --            --             --
 Preferred Series A shares issued for cash
  and stock subscriptions receivable                      --            --           --             --            --      1,432,500
 Preferred Series A shares issued for
   broker's fees                                          --            --           --             --            --             --
 Shares issued for conversion of Preferred
  Series A shares                                         --            --           --             --            --             --
 Preferred Series B shares issued for cash
  and stock subscriptions receivable                      --            --           --             --            --      2,850,000
 Preferred Series B shares issued for
  extinguishment of debt                                  --            --           --             --            --        500,000
 Preferred Series B shares issued for
  broker's fees                                           --            --           --             --            --             --
 Preferred Series C shares issued for cash
  and stock subscriptions receivable                      --            --           --             --            --      1,000,000
 Shares issued for conversions of
  Preferred Series C shares                               --            --           --             --            --             --
 Preferred Series D shares issued for cash             1,000             1      999,999       (750,000)           --        250,000
 Options issued for Board member stipends                 --            --           --             --            --        145,313
 Options issued for services, per 2004
   Stock Option Plan                                      --            --           --             --            --      1,191,937
 Options issued for services, per Executives %
   Stock Option Grant Plan                                --            --           --             --            --      4,491,583
 Net loss                                                 --            --           --             --   (13,166,869)   (13,166,869)
                                                 -----------   -----------  -----------     ----------   -----------     ----------
 Balance, Dec. 31, 2004                                1,000             1      999,999       (750,000)  (39,661,036)     5,276,577
                                                 -----------   -----------  -----------     ----------   -----------     ----------
 Shares issued for options excercised                     --            --           --             --            --         48,412
 Shares issued for services                               --            --           --             --            --      4,930,751
 Shares issued for convertible note payable               --            --           --             --            --      6,368,026
   and accrued interest
 Shares issued for cash                                   --            --           --             --            --      6,903,932
 Shares issued for brokers fees                           --            --           --             --            --             --
 Shares issued for severence pay                          --            --           --             --            --        177,397
 Conversion of amount due to unconsolidated
   subsidiary to equity per buy-back agreement            --            --           --             --            --      1,568,524
 Shares issued for conversion of Preferred
  Series A shares                                         --            --           --             --            --             --
 Preferred Series B stock subscriptions
  receivable paid for with cash and equipment             --            --           --             --            --      5,085,200
 Shares issued for conversion of Preferred
  Series B shares                                         --            --           --             --            --             --
 Shares issued for conversion of Preferred
  Series C shares                                         --            --           --             --            --             --
 Preferred Series D stock subscriptions
  receivable paid for with cash                           --            --           --        250,000            --        250,000
 Options issued for Board member stipends                 --            --           --             --            --         85,575
 Options issued for executive compensation                --            --           --             --            --         55,000
 Options issued for services, per Executives %
   Stock Option Grant Plan                                --            --           --             --            --     10,359,267
 Options issued for settlement of obligations             --            --           --             --            --      1,256,873
 Net loss                                                 --            --           --             --   (31,953,395)   (31,953,395)
                                                 -----------   -----------  -----------     ----------   -----------     ----------
 BALANCE, DEC. 31, 2005                                1,000             1      999,999       (500,000)  (71,614,431)    10,412,139
                                                 ===========   ===========  ===========     ==========   ===========     ==========

                 GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

NATURE OF OPERATIONS

GlobeTel Communications Corp. ("Globetel") is engaged in the business of providing telecommunications and financial services. GlobeTel operates business unites in stored value cards, as a certified MasterCard processor, the sale of Internet telephony using Voice over Internet Protocol ("VoIP") technology and equipment, and wireless communications both domestically and internationally, including Mexico and certain countries in South America, Europe and Asia. In addition, our subsidiary, Sanswire Networks, LLC, is developing a National Wireless Broadband Network utilizing high-altitude airships called Stratellites that will be used to provide wireless voice, video, and data services. Although through December 31, 2005, only the telecommunications activities produced revenues, all of our operations are considered to be of relatively equal importance, based on the anticipation of future revenue producing activities and substantial investment in assets related to all of our operations.

ORGANIZATION AND CAPITALIZATION

GlobeTel was organized in July 2002, under the laws of the State of Delaware. Upon its incorporation, GlobeTel was a wholly-owned subsidiary of American Diversified Group, Inc. (ADGI). ADGI was organized January 16, 1979, under the laws of the State of Nevada. ADGI had two other wholly-owned subsidiaries, Global Transmedia Communications Corporation (Global), a Delaware corporation, and NCI Telecom, Inc. (NCI), a Missouri corporation.

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

In July 2002, pursuant to the reincorporation, the Company authorized the issuance of up to 1,500,000,000 (pre-split) shares of common stock, par value of $0.00001 per share and up to 10,000,000 shares of preferred stock, par value of $0.001 per share.

In May 2005, GlobeTel approved a reverse split of shares of common stock on a one for fifteen (1:15) basis and changed the number of shares authorized to 100,000,000. In the Company's annual shareholders meeting on August 1, 2005, the shareholders voted to increase the shares authorized from 100,000,000 to 150,000,000.

All common stock amounts in this report have been retroactively restated to account for the reverse stock split, unless otherwise noted.

BASIS OF PRESENTATION

The financial statements include the accounts of GlobeTel Communications Corp. and its wholly-owned subsidiaries: Sanswire Networks, LLC; GlobeTel Wireless Corp.; GlobeTel Wireless Europe GmbH, a German corporation, and Centerline Communications, LLC, and its wholly-owned subsidiaries, EQ8, LLC, EnRoute Telecom, LLC, G Link Solutions, LLC, Volta Communications, LLC, and Lonestar Communications, LLC; High Valley Property Ltd., a British Virgin Islands corporation; as well as the accounts GTCC de Mexico, S.A. de C.V, which GlobeTel owns 99% of.

All material inter-company balances and transactions were eliminated in the consolidation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities as of December 31, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming variable interest entities are applicable in the future.

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

In  December  2004,  the FASB issued SFAS No.  153,  "Exchanges  of  Nonmonetary
Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2005. Management does not expect adoption of SFAS No. 153 to have any impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2005) "Share-Based Payments", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

The adoptions of these new pronouncements have not and, other than as noted above, are not expected to have a material effect on the Company's consolidated financial position or results of operations.

MOVE TO AMERICAN STOCK EXCHANGE

On May 6, 2005, the Board of Directors approved a reverse split of the Company's shares of common stock on a one for fifteen (1:15) basis, in anticipation of the Company's move to the American Stock Exchange (AMEX) on May 23, 2005. The AMEX granted approval for the Company to list is shares on the exchange and the Company began trading on the AMEX under the symbol GTE on May 23, 2005. All common stock amounts in this report have been restated to account for the reverse stock split, unless otherwise noted.

RECLASSIFICATIONS

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current year presentation. There were no material changes in classifications made to previously issued financial statements.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Restricted cash represents letters of credit to suppliers for MasterCard in the amount of $1,000,000 in support of the Stored Value Card program, rental deposit for Los Angeles World Airport related to the Palmdale Hanger occupied by Sanswire Networks, LLC in the amount of $72,000 and for a wholesale carrier in the amount of $50,000.

The company anticipates increased cash flows from 2006 sales activities; however, additional cash will still be needed to support operations. Management believes it can continue to raise capital from various funding sources, which when added to budgeted sales and current working capital, will be sufficient to sustain operations at its current level through January 1, 2007. However, if budgeted sales levels are not achieved and/or if significant unanticipated expenditures occur, or if we are unable to obtain the necessary funding, the company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern through 2006.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers and, in connections with our Mexico network, Mexican tax refunds receivable. The Company estimates doubtful accounts on an item-to-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally accounts that are ninety-days or more overdue. When accounts are deemed uncollectible, the account receivable is charged off and the allowance account is reduced accordingly. Bad debt expense for the years ended December 31, 2005, 2004 and 2003 were $1,373,458, $1,141,534, and $1,409,994, respectively.

INVENTORY

Inventory is recorded at lower-of-cost-or-market, first-in first-out (FIFO) basis. Inventory at December 31, 2005 consisted primarily of communications equipment and component parts related to our wireless operations. Inventory at December 31, 2004 consisted of IP (Internet Protocol) phones held for resale.

As of December 31, 2005, the Company wrote-off $60,976 of IP phones inventory considered obsolete and charged this amount against costs of sales.

PROPERTY AND EQUIPMENT

Property and equipment consists of primarily telecommunications equipment, computer and related equipment and office furniture and fixtures, which are stated at cost less depreciation and amortization. Depreciation is based on the estimated useful lives of the assets, ranging from seven years for office furniture and equipment to five years for telecommunications equipment, using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. Gains and losses on disposition of property and equipment are included in income as realized.

INTANGIBLE ASSETS

Intangible assets are recorded under the provisions of the Financial Accounting Standards Board (FASB) Statement No.142 (FAS 142), Goodwill and Other Intangible Assets. FAS 142 requires that an intangible asset that is acquired either individually or with a group of other assets (but not those acquired in a business combination) shall be initially recognized and measured based on its fair value. Costs of internally developing, maintaining and restoring intangible assets (including goodwill) that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as a whole, are recognized as an expense when incurred.

An intangible asset with a definite useful life is amortized; an intangible asset with an indefinite useful life is not amortized until its useful life is determined to be no longer indefinite. The remaining useful lives of intangible assets not being amortized are evaluated every reporting period to determine whether events and circumstance continue to support an indefinite useful life.

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

It is the Company's policy to test for impairment no less than quarterly. The Company's intangible assets, which consist primarily of intellectual property, including technology and know-how, were evaluated by management, initially and as of December 31, 2005, and determined to have an indefinite useful life and are not subject to amortization. The Company also tested the assets for impairment and determined that no adjustment for impairment was necessary as of December 31, 2005, whereas the fair value of the intangible assets exceed its carrying amount.

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

INCOME TAXES

Income taxes are  computed  under the  provisions  of the  Financial  Accounting
Standards Board (FASB) Statement No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

ADVERTISING AND MARKETING COSTS

Advertising and marketing costs are charged to operations in the period incurred. Advertising and marketing expense for the years ended December 31, 2005, 2004 and 2003, were $265,283, $19,160 and $105,314, respectively, and are included in "Investor and public relations" in the consolidated statements of income (loss).

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments, including cash, receivables, securities, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.

CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains a substantial portion of its day-to-day operating cash balances at a single financial institution. The Company had cash balances of $1,098,802, $562,760 (restated from Book to Bank) and $224,994 as of December 31, 2005, 2004 and 2003, respectively, which are in excess of federally insured limit. As of December 31, 2005, 2004 and 2003, the Company had $898,701, $462,760 and $124,994, respectively, in excess of federally insured limits.

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

The company anticipates increased cash flows from 2006 sales activities; however, additional cash will still be needed to support operations. Management believes it can raise capital from various funding sources, which when added to budgeted sales and current working capital, will be sufficient to sustain operations at its current level through January 1, 2007. However, if budgeted sales levels are not achieved and / or if significant unanticipated expenditures occur, or if we are unable to obtain the necessary funding, the company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern through 2006.

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

NET LOSS PER COMMON SHARE

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during each period. The basic net loss is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the year ended December 31, 2005:


NET LOSS PER COMMON SHARE
                                                                     INCOME           SHARES         PER-SHARE
                                                                   (NUMERATOR)    (DENOMINATOR)        AMOUNT
--------------------------------------------------------------------------------------------------------------

BASIC NET LOSS PER SHARE:

Income (loss) available to common stockholders                    ($31,953,395)     75,072,487   $     (.4260)

Effect of Dilutive Convertible Preferred Stock and Option                   --              --             --

DILUTED NET INCOME (LOSS) PER SHARE:

Income (loss) available to common stockholders plus,
assumed conversions and exercises                                 ($31,953,395)     75,072,487   $     (.4260)

Available stock options at December 31, 2005, 2004 and 2003, were anti-dilutive and therefore were excluded from the net income (loss) per common share calculation. If all outstanding options, warrants and convertible shares were to be converted or exercised as of the date of this report, the weighted average fully diluted shares outstanding would be 95,841,094.

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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans, consistent with the measurement provisions of SFAS 123 and SFAS 148, the Company's net loss and basic loss per share would have been adjusted as follows:

                                                                             2005            2004
                                                                        ------------    ------------
Net Loss for the year - as reported                                     ($31,953,395)   ($13,166,869)
ADD: Total stock-based compensation
included in net loss, as reported determined under
APB 25, net of related tax effects                                        10,499,842       5,828,833

DEDUCT: Total Stock-based compensation expense
determined under fair value based method for all awards
net of related tax effects                                               (14,429,334)     (5,323,319)
                                                                        ------------    ------------
Net loss for the year- pro forma                                        ($35,882,887)   ($12,661,355)
                                                                        ============    ============

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                        2005          2004         2003
                                      -------       -------       ------
Expected dividend yield                    --            --           --
Expected stock price volatility            50%          300%         150%
Risk-free interest rate                   5.0%          2.0%         2.0%
Expected life of options              2 years       2 years       3 years
Block discount applied                     --            --           --

In December 2005, the FASB issued SFAS No. 123 (revised 2005), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Effective for the years on or after December 15, 2005, the Company will recognize all share-based payments to employees, including grants of employee stock options, in the statement of operations based on their fair values.

NOTE 2. ACCOUNTS RECEIVABLE AND SALES - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

In 2005 we had approximately 22 customers of which one accounted for 10% of the Company's sales for 2005, all of which related to the Philippines network. Eight customers accounted for 98% of sales for 2004 and two customers accounted for 97% of sales for 2003, including 7% attributable to the Brazil network, 41% to the Mexico (including 17% related to our Mexico network and 24% unrelated to our network), and 11% to the Philippines network. Four of the customers for the international networks account for 92% of accounts receivable as of December 31, 2004.

Sales attributable to foreign operations for the year ended December 31, 2005 were $80,182,465 or 99% of total sales; for December 31, 2004, were $28,783,098 or 99% of total sales; and for December 31, 2003 were $11,256,907 or 99% of total sales The amounts include $71,562,620 or 88% of totals sales and $7,782,541 or 10% for 2005 for Mexico and the Philippines, respectively. For prior years, revenues of $2,147,119 or 7% for 2004 and $2,923,981 or 26% for 2003 from Brazil and $11,892,643 or 41% for 2004 and $8,052,143 or 71% from
Mexico. Revenue is attributable to these countries, since calls either originate or terminate in these countries. All transactions were accounted for in U.S. currency, and no gain or loss was recorded on fluctuations in foreign currency.

In connection with the Brazil network, $1,903,264 and $1,955,818 during years ended December 31, 2004 and 2003, respectively, was paid by our Brazilian network customer directly to a local provider of network termination services, and, accordingly, the accounts receivable due from the customer was reduced by the same amounts. There were no such transactions during 2005.

In connection with the Mexico network, $4,485,030 and $5,609,939 during the years ended December 31, 2004 and 2003, respectively, was paid by our Mexico network customer directly to a local provider of network termination services, and, accordingly, the accounts receivable due from the customer was reduced by the same amounts. There were no such transactions during 2005.

During the year ended December 31, 2005, the Company increased its allowance for doubtful accounts by $1,373,458, predominantly for the receivables from the Mexico and Brazil networks, representing all of the amounts receivable, which have not been received as of the date of this report. The Company also charged off the accounts receivable and decreased its allowance account by $2,374,304, related to the receivables from Mexico and Brazil, resulting in an allowance for doubtful accounts of $409,100 as of December 31, 2005 primarily attributable to the portion of the Mexico receivables that are not considered uncollectible as of the date of this report.


NOTE 3. PREPAID EXPENSES AND EXPENSE-RELATED PARTY

PREPAID EXPENSES

Prepaid expenses include primarily $117,678 of payments made to telecom carriers for prepaid minutes. For the 2004 the balance was for prepaid leases and prepayments to telecom carriers.

PREPAID EXPENSE - RELATED PARTY - ISG JET, LLC

On October 11, 2005, the company entered into an arrangement with ISG Jet, LLC for travel services. The agreement provides the Company with the ability to utilize executive air travel services at a reduced rate over a two-year period. The Company made a payment of $185,960, which includes $60,960 in cash and 81,168 shares of the company's common stock, which was valued at $125,000 (valued at $1.54 per share). The Company maintains a prepaid balance that is being reduced over the term of the agreement, which ends in September 2007. The Parent company of ISG Jet, LLC is owned by Investor Source Group, LLC, which is owned 100% by Steven King, Executive Vice President of GlobeTel.

LOANS TO EMPLOYEES

This represents advances made by the Company to non-officer employees for payment of payroll taxes on stock options exercised during 2005. The company will recover this amount from the employees during the first quarter of 2006.

NOTE 4. DEPOSITS ON EQUIPMENT PURCHASES

This represent payments made for the new MasterCard Switch for $124,993 as of December 31, 2005, as compared to $88,994 as of December 31, 2004.


NOTE 5. PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT CONSISTED OF THE FOLLOWING:       2005           2004
                                                     -----------    -----------
Telecommunications equipment                         $ 1,356,966    $   566,226
Assets not yet placed in service                       5,267,526          - 0 -
Computer and related equipment                           468,916        143,802
Office furniture and fixtures                            531,972          5,730
                                                     -----------    -----------
TOTAL PROPERTY AND EQUIPMENT                           7,625,380        715,758
Accumulated depreciation                                (596,958)      (270,002)
                                                     -----------    -----------
Property and equipment, net book value               $ 7,028,422    $   445,756
                                                     ===========    ===========

Depreciation expense for the years ended December 31, 2005, 2004 and 2003, amounted to $236,018, $53,586 and $44,370, respectively, as reflected in the Consolidated Statement of Operations. Depreciation expense included in cost of sales was $95,525 in 2005, $116,435 in 2004 and $182,774 in 2003.

The total assets above include $5,267,526 of assets not yet placed into service as of December 31, 2005, primarily consisting of telecommunications equipment for our Stored Value activities, and, accordingly, no depreciation was recorded for these assets. These assets are expected to be placed into service during 2006, at which time depreciation will begin to be recognized.


NOTE 6 - INVESTMENT IN AND LOSS ON DISPOSITION OF UNCONSOLIDATED FOREIGN SUBSIDIARY - CGI

In September 2003, the Company entered into an agreement with Advantage Telecommunications Ltd. (ATC), n/k/a Consolidated Global Investments, Ltd. (CGI) an Australian telecommunications corporation where, for a strategic investment of $1.2 million, the Company would own up to 50% of the stock of CGI, and would have control of the board of directors of CGI. CGI had operations in England and Hong Kong and had points of presence in over 15 countries. The agreement was subsequently modified to where our investment of $1.2 million would be for purchase of the CGI's telecommunication equipment and network operations in Hong Kong and England. Subsequently, CGI deconsolidated its subsidiaries and suspended operations.

As of December 31, 2003, the Company had remitted $302,300 to CGI and CGI's assignee. The Company remitted an additional $25,000 in February and $25,000 in March 2004 for a total of $352,300 and as of December 31, 2004 as partial payment towards the completion of the transaction.

Pursuant to additional modifications of the agreement, the Company issued 1,100,000 (16,500,000 pre-split) restricted shares of the Company's common stock to CGI to complete the transaction as follows: (a) 666,667 (10,000,000 pre-split) shares, valued at $847,700, were issued to bring the investment balance to $1.2 million, and (b) an additional 433,333 (6,500,000 pre-split) shares, valued at $520,000 were issued to bring the investment balance to $1,720,000. These amounts were agreed to by the Company and CGI.

The investment was structured by the parties and recorded by CGI as a secured convertible note payable to the Company, bearing interest at a rate of 12%, convertible, at the option of the Company, at a conversion rate of AUD$ 0.005 per share. However, as agreed by the parties, neither the Company nor CGI received or paid, respectively, nor accrued such interest.

In May 2004, ATC changed its name to Consolidated Global Investments, Ltd. (CGI) and all reports and filings were under the name of Consolidated Global Investments, Ltd., thereafter.

On June 30, 2004, the Company exercised its option to convert the note and was issued 467,327,745 shares of CGI stock. In addition, the Company took an assignment from CGI of a note payable to a CGI bank creditor in the amount of approximately AUD$ 750,000 (US $518,000) for a purchase price of 233,334 (3,500,000 pre-split) restricted shares of the Company's stock, in full payment of the balance due. Pursuant to an agreement between the Company and CGI, the Company converted the balance to CGI shares, at a conversion rate of AUD$.005 and on June 30, 2004, the Company was issued 147,968,635 shares of CGI stock.

As a result of the conversions, the Company held a total of 615,296,380 shares representing an ownership interest in CGI of 73.15%. In addition, as a result of and pursuant to the terms of conversion, the Company received options to acquire an additional 467,327,809 shares by June 30, 2007, at AUD$ 0.005 per share.

Notwithstanding the Company's 73.15% ownership interest and control of CGI's Board of Directors, the Company did not consolidate CGI into its accounts, whereas CGI is a foreign subsidiary of the Company, with no current operations. Furthermore, the primary asset of CGI as of December 31, 2004, consisted of the
16.5 million shares of the Company's stock. Such consolidation is not required by generally accepted accounting principles in the United States.

The Company's stock issuances described above were recorded at par value, and the carrying value of the Company's investment in the unconsolidated foreign subsidiary is $352,300, representing the sum of cash advanced by the Company to CGI through December 31, 2004.

As of December 31, 2005 and 2004, and CGI's shares were not trading on the Australian Stock Exchange, or any other exchange. As of December 31, 2004, the Company was advised that CGI expected the shares to be relisted in the near-term. The Company intended to make CGI into an operating company, with operations in telecommunications and Sanswire projects, expanding the Company's presence in the Asian market, and resulting in the marketability of CGI's stock and potential income from the subsidiary. Upon the occurrence of such events, the Company planned to adjust the carrying value of and/or consolidate the subsidiary in accordance with generally accepted accounting principles used in the United States.

In addition, the Company had agreed with the Liquidator of CGI's former UK subsidiary to acquire telecommunication equipment owned by that former subsidiary valued by the Company at $128,210. Such agreement was nullified upon the divestiture described below.

During 2005, CGI sold a total of 610,000 (9,150,000 pre-split) of the GlobeTel shares it owned, and, from the proceeds, CGI advanced to GlobeTel a net of $1,449,509 ($1,607,174, less repayments of $157,665) for Sanswire licensing rights. In consideration of its movement to the American Stock Exchange, the Company decided to not proceed with its goals to list a company on the Australian Stock Exchange and decided to divest itself of its interests in CGI.

In December 2005, the parties agreed that: (1) GlobeTel would return all shares and warrants it held in CGI to CGI, resulting in complete elimination of any ownership interest in CGI; (2) GlobeTel would not be required to return the $1,449,509 advanced from CGI; (3) CGI would retain 333,334 (5,000,000 pre-split) shares of GlobeTel common stock; and (4) CGI would return to GlobeTel 280,000 (4,200,000 pre-split) shares of GlobeTel common stock. As of the date of this report, a total of 256,666 shares were received from CGI. The Company is expected to receive the remaining 23,334 shares from CGI during 2006. The shares returned are to be utilized to satisfy the obligation with CSI (see Note 11).

During 2005, the Company recorded a loss of $352,300 upon disposition of the former unconsolidated foreign subsidiary, representing the cash invested in CGI through December 31, 2004. The $1,449,509 retained by the Company was reclassified to additional paid-in capital, because it represents monies derived from the sale of the Company stock.


NOTE 7 - ASSET ACQUISITION AND INTANGIBLE ASSETS - SANSWIRE

ASSET PURCHASE AGREEMENT -SANSWIRE TECHNOLOGIES, INC.

In March 2004, the Company entered into a binding letter of intent to purchase certain assets of Sanswire Technologies, Inc. and its subsidiary, Sanswire, Inc., a company that is developing a National Wireless Broadband Network utilizing high-altitude airships called Stratellites that will be used to provide wireless voice, video, and data services. The definitive purchase agreement was signed and effective on April 15, 2004.

ASSET PURCHASE AGREEMENT - STRATODYNE, INC.

The Company entered into a purchase agreement, effective August 23, 2004, with Sanswire Technologies, Inc., Stratodyne, Inc. and its principal shareholder, Vern Koenig, for certain assets of Stratodyne and under substantially the same terms, conditions and consideration as the original Sanswire purchase agreement. The "Stratodyne" agreement supplements the original Sanswire Technologies, Inc. agreement. Stratodyne was the primary contractor for Sanswire Technologies, Inc.

The assets acquired under the Sanswire Technologies, Inc. and Stratodyne agreements consist primarily of intellectual property and proprietary rights in intellectual property. The Stratellite, which is presently in the development stage, is similar to a satellite, but it is stationed in the stratosphere rather than in orbit. As of September 30, 2004, the Company has placed all of Sanswire Technologies Inc.'s and Stratodyne's assets into Sanswire Networks, LLC, its Florida-based, wholly-owned subsidiary ("Sanswire").

As consideration for the purchase, the Company issued 1,866,667 (28 million pre-split) shares of its common stock to Sanswire Technologies, Inc. In November 2004, all the final documents were delivered and the relationship was consummated. In September 2005, pursuant to the Stratodyne agreement, 133,333 (2 million pre-split) shares of the Company's common stock were issued directly to Stratodyne's principal shareholder. These shares are included in the 1,866,667 (28 million pre-split) shares originally issued to Sanswire Technologies, Inc., and, accordingly, the Sanswire Technologies, Inc. shareholders retain only 1,733,334 (26 million pre-split) shares issued and returned the 133,334 (2 million pre-split) of the previously issued shares to the Company. On February 5, 2005, GlobeTel filed a registration statement to register shares associated with these agreements.

CONTINGENT CONSIDERATION

In accordance with the Sanswire and Stratodyne agreements, a total of 1.9 million shares (28 million pre-split) were issued, as discussed in our December 31, 2004, Form 10-KSB. On February 5, 2005, GlobeTel filed a registration statement to register shares associated with these agreements. An additional
13.3 million (200 million pre-split) shares were to be issued pursuant to the terms and conditions of the "successful commercial launch" of a commercial communications platform aboard an airship developed by Sanswire and Stratodyne by the December 31, 2005 closing date. The Stratodyne agreement provides that
3.3 million (50 million pre-split) of the 13.3 million (200 million pre-split) additional shares will be issued to Stratodyne or its assignee(s) and the remaining 10 million (150 million pre-split) shares to Sanswire Technologies, Inc.

For purposes of the Sanswire Technologies, Inc. purchase agreement as amended, a "successful commercial launch" was to be deemed to have occurred if all the conditions in the agreement have been satisfied and all other conditions deemed material by GlobeTel are satisfied, as determined by GlobeTel in its sole discretion. "Successful Commercial Launch" means (a) a launch ("Launch") within
(i) eighteen (18) months after a successful launch by the Company or any of its affiliates of a prototype airship (dirigible) that was then under construction, by the Company or any of its affiliates of an airship (dirigible) that is able to (I) reach and maintain an altitude of at least 65,000 feet, (II) maintain a position in one GPS coordinate, (III) receive and transmit commercially acceptable two-way wireless voice and Internet transmissions (collectively, "Services"), and (b) there is at least one paying customer for the Services within one year of the Launch, but not later than 30 months from the date of the launch of the prototype airship then under construction.

As of the date of this report, the conditions precedent to the entitlement to the issuance of the additional shares have not yet been fulfilled.

ACCOUNTING FOR PURCHASE PRICE OF INTANGIBLE ASSETS

The purchase price for the assets acquired was $2,800,000, based on a value of $1.50 ($ .10 pre-split) per share for the 1,866,667 (28 million pre-split) Company shares issued in the transaction. The Company allocated the purchase price based on the estimated fair market value of the asset acquired as follows:
(a) Sanswire equipment - $32,000; and (b) Sanswire and Stratodyne intangible assets - $2,768,000. In addition, the Company recorded an additional $10,000 to the purchase price to account for estimated cost of issuing and registering the shares for public sale in connection with this transaction.

Since it is presently unknown whether or not Sanswire and Stratodyne will achieve the above referenced results required to be entitled to the contingent consideration, no amount for such contingent consideration was recorded as a liability or included in the allocation of the purchase price. The Company will record the 13,333,334 (200 million pre-split) contingent shares at fair value upon issuance of the shares or at such time that the Company may determine that the issuance of the shares is probable and the value ascribable to the shares is estimable.

The intangible assets include technology-based, marketing-related, and contract-related assets. The Company determined that the Sanswire intangible assets have an indefinite life, and, accordingly, are not subject to amortization. Instead, the Company tests the asset for impairment at each reporting period, and upon the occurrence of any significant event that may affect the carrying value of the assets. The Company tested the assets for impairment and determined that no impairment existed and no adjustment to the carrying value was required as of December 31, 2005, and through the date of this filing. Sanswire-FL's research, development, testing of, and cooperation with governmental and commercial entities regarding, the Stratellite technology is continuing, and no event occurred or circumstances known to management exist to indicate impairment.

The results of operations of Sanswire Networks, LLC for the year ended December 31, 2005, which are consolidated in the Company's results of operations, included expenses of $4,300,866 with no sales or costs of sales.

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

The Company has provided amounts to or on behalf of Sanswire Networks, LLC in excess of the above amounts, including approximately $5,027,550 through December 31, 2005, and at total of approximately $5,814,457 through the date of this report.

EMPLOYMENT AGREEMENTS

In connection with the Sanswire Technologies, Inc. asset purchase agreement, the Company also entered into three-year employment agreements with five former Sanswire Technologies, Inc. executives. Michael Molen, Jairo Rivera, Brian Keith, Keith Sistrunk and Jane Molen were to serve as the Chief Executive Officer, Chief Financial Officer; Chief Operating Officer, Chief Technology Officer and Comptroller of Sanswire-FL, respectively. Mr. Molen was to receive an earn-out based on value of Sanswire-FL compared to the Company (exclusive of Sanswire-FL). If the value of Sanswire-FL was less than 24% of the value of the Company, Mr. Molen would be entitled to receive stock equal to 10% of GlobeTel common stock outstanding on the date of valuation. Mr. Molen had the right to select the valuation date and a mutually agreeable third party will evaluate the value of Sanswire-FL compared to GlobeTel.

During the three months ended September 30, 2004, the Company decided to restructure the operations of Sanswire Networks, LLC and eliminate redundant positions. As a result, Mr. Molen accepted the appointment as Chairman of Sanswire Networks, LLC and was a member of GlobeTel's Board of Directors and stepped down as CEO of Sanswire Networks, LLC. Effective in 2005, Mr. Molen is no longer a member of Globetel's Board of Directors. The Company closed the Sanswire Technologies, Inc. offices in Atlanta and Mr. Sistrunk and Ms. Molen have separated from the Company.

In connection with the Stratodyne agreement, the Company had entered into a three-year key employment agreement with Vernon Koenig, Stratodyne's principal shareholder, to perform services including, but not limited to, telecommunications services and other services that Mr. Koenig serves as Sanswire-FL's Chief Design Engineer, and is responsible for development of the Stratellite. Mr. Koenig received a salary of no less than $75,000 per year, plus grants of stock options based on performance evaluations given annually by the Company. During the first quarter 2005, Mr. Koenig resigned from his position in the Company and new key employees were employed.

In March 2005, Sanswire entered into employment agreements with certain Sanswire personnel. In order to attract these key employees, and in connection with these employment agreements, the Company recorded $300,000 in signing bonuses payable with GlobeTel stock. However, upon agreement with the Company, the employees returned the shares and elected to receive stock options for the same number in shares that would have been issued for the $300,000 at the dates of the agreements. None of the shares have been exercised as of the date of this report.


NOTE 8 - ASSET ACQUISITION AND INTANGIBLE ASSETS - HOTZONE

In September 2004, the Company entered into an independent contractor agreement with Hotzone Wireless, LLC (HotZone), a service provider for consulting/engineering services related to the Sanswire Stratellite project. The non-exclusive service provider provided engineering / consulting services, transmission equipment, and installation and testing of equipment. The term of the agreement was for six (6) months and was automatically renewable for additional one (1) year terms after the initial term unless terminated by either party. As initial compensation, Company paid the service provider $10,000 per month. This agreement was terminated during fiscal year 2005.

On June 2, 2005, the Company entered into an agreement to acquire assets of HotZone, an advanced developer of WIMAX and extended range WIFI Systems with operations in the United States and Europe. The acquisition transaction, which closed during the three months ended September 30, 2005, was paid with $27,000 cash and provides for a total of 2 million (post split) shares of the Company's common stock to be issued in increments of 666,667 shares on each of the first, second, and third anniversary dates of the agreement, assuming that certain milestones are achieved. Additionally, the HotZone staff is entering into employment agreements with the Company.

The assets acquired under the HotZone agreement consist primarily of intellectual property and proprietary rights in intellectual property. As of September 30, 2005, the Company had placed all of HotZone's tangible assets into GlobeTel Wireless Corp. (GlobeTel Wireless), its Florida-based, wholly-owned subsidiary.

ACCOUNTING FOR PURCHASE PRICE AND INTANGIBLE ASSETS

Whereas the milestones for the first year were defined, and the Company believed that achievement of such milestones for the first year are probable and the amount payable (with GlobeTel common stock) is measurable, the Company recorded the amounts during the three months ended September 30, 2005. The purchase price for the assets acquired was recorded at $2,280,334 based on the $27,000 paid in cash, plus $2,253,334, which represents the value of 666,667 (post split) shares of common stock payable on the first anniversary date. The shares were valued at $ 3.38 per share, based on the value of the Company's free-trading stock on the agreement date. The Company allocated the purchase price based on the estimated fair market value of the asset acquired as follows: (a) HotZone tangible assets $55,910; and (b) HotZone intangible assets - $2,224,424.

Initially, since the milestones to be achieved for the second and third years of the contract were undefined and it is unknown whether or not such milestones, even if defined, will be achieved, the Company had not recorded the additional consideration totaling 1,333,333 (post-split) shares issuable after year one of the agreement (666,667 issuable for each of years two and three).

Subsequently and as of December 31, 2005, the Company and HotZone agreed that any and all milestones, previously undefined, were in fact achieved. The Company recorded the additional contingent shares at fair value upon, since the Company has determine that the issuance of the shares is probable and the value ascribable to the shares is measurable. Accordingly, as of December 31, 2005, the Company recorded the additional 1,333,334 (post-split) shares payable, which were valued at $4,909,665, which represents a based share of 1,333,334
(post-split) shares, value at $3.68 per share, based on the value of the Company's free-trading stock as of December 31, 2005, and increased the HotZone intangible asset value accordingly. As of the date of this report, none of the shares payable to HotZone have been issued. The Company intends to issue the first tranche of 666,667 shares in the near-term and the remaining shares will be issued as scheduled.

As of December 31, 2005, the HotZone intangible assets were valued at $7,129,550. The Company determined that the HotZone intangible assets have an indefinite life, and, accordingly, are not subject to amortization. (Instead, the Company tests the asset for impairment at each reporting period, and upon the occurrence of any significant event that may affect the carrying value of the assets.) The Company tested the assets for impairment and determined that no impairment existed and no adjustment to the carrying value was required as of December 31, 2005, and through the date of this filing. GlobeTel Wireless, which utilizes the intangible assets acquired, has current and pending contracts and anticipates receiving revenues in the near-term, and no event occurred or circumstances known to management exist to indicate impairment.


NOTE 9. NON-READILY MARKETABLE AVAILABLE-FOR-SALE EQUITY SECURITIES

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

The above agreements and transactions were facilitated by and through Charterhouse Consultancy Service, Ltd, a Nevis corporation, and its successor corporation, Charterhouse Investment Holdings Ltd., a Malaysian corporation (collectively known as "Charterhouse"), and Global VoIP (GVoIP), a Delaware Corporation, of which Timothy Huff, the Company's current CEO was a 99% owner and officer. Although Mr. Huff, by and through GVoIP, originally functioned as consultant to Charterhouse, neither Mr. Huff nor GVoIP were directly compensated for participating in the agreements and transactions described above and below. Instead, Mr. Huff became an officer and a Director of the Company and assigned any and all interest GVoIP had to the Company without compensation. GVoIP was dissolved immediately thereafter.

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


NOTE 10 - LOANS AND ACCOUNTS PAYABLE TO RELATED PARTY - CHARTERHOUSE

In October 2002, the holders of two promissory notes agreed that in lieu of payment of principal and interest under the loans, each to accept six (6) million shares (400,000 post-split) of common stock of GlobeTel as payment, which were paid to the note holders directly by the Company's primary customer during 2002, who was also a consultant (Charterhouse). Accordingly, the Company recorded the $300,000, plus interest of $11,960, as a loan payable to Charterhouse. In January 2003 Charterhouse loaned an additional $50,000, for total loans payable of $361,960. As of December 31, 2004, these amounts, as well as $135,000 payable for consultancy services rendered in 2002, were settled for Series B preferred stock. See Note 26 below.


NOTE 11 - CENTERLINE COMMUNICATIONS, LLC AND DUE TO RELATED PARTY - CSI

CENTERLINE COMMUNICATIONS, LLC.

On June 30, 2004, the Company entered into an operating agreement with Carrier Services, Inc. ("CSI") a Nevada corporation, also a telecommunications company, to operate Centerline Communications, LLC, a wholly-owned subsidiary of the Company.

The purposes of Centerline and its subsidiaries are to build telecommunications revenue and client base, utilizing each party's network and financial resources and to engage in any other business or activity that is necessary and proper to accomplish the above purposes.

Pursuant to the agreement, the Company was responsible for all costs associated with the operation and maintenance of the Prepaid Calling Card Platform, all expenses related to funding, staffing, technical support, customer service, equipment, and credit facilities. CSI was responsible for all costs and responsibilities associated with operation of the termination network, providing network facilities for the termination of carrier traffic, administer and operate the termination network, including subscriber accounts and tracking of minutes, all training and salary expenses of its sales personnel, all marketing expenses connected with the sale of the calling services and all other organizations related expense in any foreign base operation in which the LLC is operating.

The agreement provided for minimum selling requirements of $50 million per year in revenues for the LLC. If the LLC brought in $50 million in revenues at the end of the first year of operation, CSI will receive $1 million of the Company's publicly traded stock. If CSI repeats the $50 million in revenues in year two, CSI would receive another $1 million of the Company's publicly traded stock. The initial term of the agreement was for two years and automatically renewable for another two years.

The parties subsequently modified the agreement to provide for minimum selling requirements of $25 million in revenues for the LLC. Upon the LLC achieving in $25 million in revenues, CSI will receive 333,333 (5 million pre-split) shares of the Company's publicly traded stock.

"PARTNER INCENTIVE AND FINANCING AGREEMENTS"

The Company uses the term "partner" in a sense different than the strict legal definition. Herein, the term "partner" is equivalent to "business associate." During 2004, the Company, Centerline Communications ("Centerline") and its subsidiaries entered in "Partner Incentive and Financing Agreements" with various parties ("Partners") in the business of providing the transmission of wholesale voice and/or data communications services to domestic and international destinations utilizing a proprietary call processing platform, technologies, software and other equipment ("Calling Services") to produce profitable revenues utilizing the Calling Services of the partners for an initial term of two (2) years.

The "Partners" were to be compensated on a semi-annual basis with a grant of equity and cash commissions. These grants and commissions were to be paid out by Centerline, utilizing cash generated by the operations and stock given by the Company as part of the original agreement between CSI and the Company, based on reaching certain revenue and profitability milestones. Upon cessation of the prior joint business operations of the Company and CSI in February 2005, the Partner Incentive and Financing Agreements were terminated and no amounts were paid, due or owing by the Company in connection with these agreements.

DUE TO RELATED PARTY - CSI

The required revenues of $25 million were achieved in January 2005 and CSI became entitled to the 333,333 (5 million pre-split) shares. As of December 31, 2004, the Company recorded $404,707 due to CSI, computed by applying a ratio, based on the revenues achieved through December 2004 (approximately $18.4 million) compared to the required $25 million, to the number of shares to be issued recorded at a price $1.65 ($ .11 pre-split) per share, the closing market value of the Company's stock as of December 31, 2004.

CSI owed the Company a total of $401,723 as of December 31, 2004, consisting of the amounts due for accounts receivable collected by CSI on behalf of the LLC and for accounts receivable, pre-paid expenses and accounts payable assumed by CSI, and payments made by the Company on behalf of CSI, net of any payments made by CSI on behalf of the Company. The Company offset the $404,707 due to CSI against the $401,723 due from CSI, to result in a net amount due to CSI of $3,024 as of December 31, 2004, which was included in accounts payable.

In February 2005, the Company received $516,093 from proceeds of the sales of 3 million pre-split shares (200,000 post split) of the Company's common stock which was sold by CGI and advanced to GlobeTel (see Note 5 above), from which $100,000 was paid to CSI and the remaining amounts were held by the Company to collateralize the amounts due to the Company from CSI. Subsequently, the Company and CSI agreed to offset the $401,723 owed to GlobeTel against the shares owed by GlobeTel to CSI.

The Company and CSI mutually decided to conclude and restructure their joint business operations as of February 6, 2005. Upon completion of the parties reconciling and agreeing upon the final amount due from CSI, CSI and the Company agreed that the remaining amount due to CSI will be paid by the Company with remaining 133,334 (2 million pre-split) shares due to CSI, and the parties entered into new agreements.

In addition, the Company agreed to issue a total 66,667 (1 million pre-split) additional shares to CSI for additional revenues of approximately $10 million generated during the three months ended March 31, 2005. Commissions in the amount of $162,335 were recorded, based on the value of the Company's free-trading stock on the dates of issuance of the shares.

The Company entered into two asset purchase agreements with CSI to acquire telecommunication equipment totaling $837,836. The parties agreed that the purchase price for this equipment would be paid with (1) 233,333 (3,500,000 pre-split) shares of GlobeTel's common stock; and (2) $286,136 in cash. In addition, the purchase agreement also required GlobeTel to provide $150,000 for the reconstruction and establishment of a new telecom switch site in Los Angeles, CA. GlobeTel has complied with this provision.

The Company also acquired from CSI additional telecommunications equipment valued at $58,206 and paid with 38,730 (580,950 pre-split) shares of GlobeTel's common stock.

As partial payment for the above shares, in December 2005, the Company received $111,325 from proceeds of the sales of 30,000 (450,000 pre-split) shares of the Company's common stock which was sold by CGI and advanced to GlobeTel (see Note 5 above), which was in turn paid to CSI.

Based on the above transactions, as of December 31, 2005 the balance owed to CSI includes (1) 336,667 (5,050,000 pre-split) shares of GlobeTel common stock; and
(2) $106,231, related to the asset purchase agreements.

Subsequent to December 31, 2005, and as of the date of this report, the $106,231 cash balance was paid in full, and 226,666 (3,400,000 pre-split) shares of GlobeTel stock were transferred to CSI (from the GlobeTel shares returned by CGI; see Note 5 above), and 110,001 (1,650,000 pre-split) shares are currently owed.

In connection with these CSI arrangements, the Company recorded commission expenses of $848,880 and $404,747, respectively, for 2005 and 2004.


NOTE 12 - DUE TO FORMER EMPLOYEE IN GTE STOCK

In September 2005, the Company issued a total of 98,983 shares pursuant to a severance and settlement agreement with a former employee, valued at $177,400, based on $1.79 per share, the closing price of the shares on the date of the agreement and registration of the shares. An additional $237,600 of shares are issuable pursuant to the agreement of which $118,800 is due January 4, 2006 (and was paid as agreed) and $118,800 is due August 1, 2006. The former employee also received cash of $55,000 pursuant to the agreement.


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

In 2003, the base compensation increased to $175,000 for its CEO, $150,000 each for its CFO and COO, $90,000 each for its CAO and VP of Network Operations. In 2005, the base compensation increases to $200,000 for its CEO, $175,000 each for its CFO and COO, $120,000 for its CAO and $110,000 for its VP of Network Operations. Bonuses for each year will also be equal to the base salaries as a minimum, unless otherwise agreed to by the executives.

From October 1, 1996, through December 31, 2003, the Company had an employment agreement with its President wherein the Company agreed to pay compensation of $100,000 annually. In September 2003, the Company's president resigned effective December 31, 2003, but remained as a member of the board of directors of the Company throughout 2005.

In September 2003, the officers agreed to forego their accrued salaries in exchange for stock options at $.225 (0.015 pre-split) per share or 50% of the market price as of the exercise date. The officers subsequently exercised their stock options in January 2004.

As of December 31, 2003, the Company recorded accrued officers' salaries totaling $245,000. The officers again agreed to forego their accrued salaries in exchange for stock options at $.225 (0.015 pre-split) per share or 50% of the market price as of the exercise date. The officers subsequently exercised their stock options in January 2004.

As of December 31, 2005, the Company recorded accrued officers' salaries totaling $97,382 compared to $198,333 for year ending December 31, 2004, which were subsequently paid in January 2006 and 2005, respectively.


NOTE 14. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

                                                              2005      2004
                                                             -------   -------
Interest                                                       3,105     3,436
Payroll Liabilities                                          238,243     - 0 -
Rent                                                          22,467     - 0 -
Professional Fees                                            281,821    90,000
                                                             -------   -------
ACCRUED EXPENSES AND OTHER LIABILITIES                       545,636    93,436
                                                             -------   -------


NOTE 15. CAPITAL AND OPERATING EQUIPMENT LEASE OBLIGATIONS

Capital lease obligations as of December 31, 2003, consisted of an amount payable for telecommunications equipment, which was abandoned prior to 2003, and the liability was subsequently written off in 2004. See Note 21 below regarding disposition of this obligation.

In March 2005, the Company entered into a lease agreement for office equipment, under which the Company must pay $279 per month, plus sales tax, for a period of 39 months. The Company expects to have use of the equipment for the substantial portion of its useful life and the lease provides for a bargain purchase option, wherein the Company may acquire ownership of the asset at the end of the lease for 10% of its fair market value. Accordingly, the lease transaction was recorded as a capital lease obligation and ascribed an initial value to the asset and principal amount due on the lease of $9,554, based on the present value of the monthly payments with an imputed interest rate of 8%. The balance on this obligation had been paid by the Company and there were no lease obligations recorded as payable as of December 31, 2005.

Interest expense recorded on all capital lease obligations of the Company amounted to $480, $2,561 and $15,924 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

NOTE 16. NOTES AND LOANS PAYABLE

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

CONVERTIBLE SUBORDINATED NOTES

On August 21, 2002, the Company executed a $125,000 convertible subordinated promissory note payable to an unrelated third party, due August 21, 2003, with interest payable monthly at a rate of 12% per annum. The note is collateralized with 500,000 post-split (7.5 million - pre-split) shares of the Company's common stock, which were issued by the Company and held in escrow under the agreement. The Company recorded the issuance of these shares at par value. The note is convertible into shares of the Company's common stock at the option of the holder in whole or in part, in accordance with the terms of the note. The conversion price for this note in effect on any conversion date shall be the lesser of $3.75 post-split ($.25 pre-split) or 75% of the per share market value price as of the close of business on the conversion date. Any conversion pursuant to this agreement shall be for a minimum principal of $10,000 and until the first day of the month preceding the maturity date of this note, the holder may not, during any 30-day period, convert more than the greater of $100,000 of the principal amount of this note, or 10% of the preceding month's trading value of the common stock as reported by the principal market in which the common stock is traded.

In July 2003, the holder exercised his right to convert the debt into shares of the Company's common stock in accordance with the terms of the note. The conversion rate was determined to be $0.6 post-split ($.04 pre-split) and accordingly, the holder retained / 203,704 (3,055,556 pre-split) shares and returned 296,297 (4,444,444 pre-split) to the Company.

On August 27, 2002, the Company executed a $125,000 convertible subordinated promissory note payable to an unrelated third party, due August 27, 2003, with interest payable monthly at a rate of 12% per annum. The note is collateralized with 500,000 (7.5 million - pre-split) shares of the Company's common stock, which were issued by the Company and held in escrow under the agreement. The Company recorded the issuance of these shares at par value. The note is convertible into shares of the company's common stock at the option of the holder in whole or in part, in accordance with the terms of the note. The conversion price for this note in effect on any conversion date shall be the lesser of $3.75 post-split ($.25 pre-split) or 75% of the per share market value price as of the close of business on the conversion date. Any conversion pursuant to this agreement shall be for a minimum principal of $10,000 and until the first day of the month preceding the maturity date of this note, the holder may not, during any 30-day period, convert more than the greater of $100,000 of the principal amount of this note, or 10% of the preceding month's trading value of the common stock as reported by the principal market in which the common stock is traded.

In December 2003, the holder exercised his right to convert the debt into shares of the Company's common stock in accordance with the terms of the note. The conversion rate was determined to be $0.525 ($.035 pre-split) and accordingly, the holder retained 233,333 (3,500,000 pre-split) shares and returned 266,667 (4,000,000 pre-split) shares to the Company.

On October 22, 2002, the Company executed a $125,000 convertible subordinated promissory note payable to an unrelated third party, due October 22, 2003, with interest payable monthly at a rate of 12% per annum. The note is collateralized with 1 million post-split / 15 million pre-split shares of the Company's common stock, which were issued by the Company and held in escrow under the agreement. The Company recorded the issuance of these shares at par value. The note is convertible into shares of the Company's common stock at the option of the holder in whole or in part, in accordance with the terms of the note. The conversion price for this note in effect on any conversion date shall be the lesser of $3.00 post-split / ($.20 pre-split) or 75% of the per share market value price as of the close of business on the conversion date. Any conversion pursuant to this agreement shall be for a minimum principal of $10,000 and until the first day of the month preceding the maturity date of this note, the holder may not, during any 30-day period, convert more than the greater of $100,000 of the principal amount of this note, or 10% of the preceding month's trading value of the common stock as reported by the principal market in which the common stock is traded.

On November 18, 2002, the Company executed a $125,000 convertible subordinated promissory note payable to an unrelated third party, due November 18, 2003, with interest payable monthly at a rate of 12% per annum. The note is collateralized with 1 million (15 million pre-split) shares of the Company's common stock, which were issued by the Company and held in escrow under the agreement. The Company recorded the issuance of these shares at par value. The note is convertible into shares of the Company's common stock at the option of the holder in whole or in part, in accordance with the terms of the note. The conversion price for this note in effect on any conversion date shall be the lesser of $3.00 ($.20 pre-split) or 75% of the per share market value price as of the close of business on the conversion date. Any conversion pursuant to this agreement shall be for a minimum principal of $10,000 and until the first day of the month preceding the maturity date of this note, the holder may not, during any 30-day period, convert more than the greater of $100,000 of the principal amount of this note, or 10% of the preceding month's trading value of the common stock as reported by the principal market in which the common stock is traded.

The October 22 and November 18 notes were from the same investor, and in July 2003, the holder exercised the right to convert the debt into shares of the Company's common stock in accordance with the terms of the note. The conversion rate was determined to be $.36 ($.024 pre-split) and accordingly, the holder retained 694,444 (10,416,666 pre-split) shares and returned 1,305,556 (19,583,334 pre-split) shares to the Company.

On November 25, 2002, the Company executed a $125,000 convertible subordinated promissory note payable to an unrelated third party, due November 25, 2003, with interest payable monthly at a rate of 12% per annum. The note is collateralized with 1 million (15 million pre-split) shares of the Company's common stock, which were issued by the Company and held in escrow under the agreement. The Company recorded the issuance of these shares at par value. The note is convertible into shares of the Company's common stock at the option of the holder in whole or in part, in accordance with the terms of the note. The conversion price for this note in effect on any conversion date shall be the lesser of $3.00 ($.20 pre-split) or 75% of the per share market value price as of the close of business on the conversion date. Any conversion pursuant to this agreement shall be for a minimum principal of $10,000 and until the first day of the month preceding the maturity date of this note, the holder may not, during any 30-day period, convert more than the greater of $100,000 of the principal amount of this note, or 10% of the preceding month's trading value of the common stock as reported by the principal market in which the common stock is traded.

Also on November 25, 2002, the Company executed a second $125,000 convertible subordinated promissory note payable to an unrelated third party, due November 25, 2003, with interest payable monthly at a rate of 12% per annum. The note is collateralized with 1 million (15 million pre-split) shares of the company's common stock, which were issued by the Company and held in escrow under the agreement. The company recorded the issuance of these shares at par value. The note is convertible into shares of the company's common stock at the option of the holder in whole or in part, in accordance with the terms of the note. The conversion price for this note in effect on any conversion date shall be the lesser of $3.00 ($.20 pre-split) or 75% of the per share market value price as of the close of business on the conversion date. Any conversion pursuant to this agreement shall be for a minimum principal of $10,000 and until the first day of the month preceding the maturity date of this note, the holder may not, during any 30-day period, convert more than the greater of $100,000 of the principal amount of this note, or 10% of the preceding month's trading value of the common stock as reported by the principal market in which the common stock is traded.

Both notes dated November 25, 2002 were from the same investor, and in July 2003, the holder exercised the right to convert the debt into shares of the Company's common stock in accordance with the terms of the note. The conversion rate was determined to be $0.33 ($.022 pre-split) and accordingly, the holder retained 740,741 (11,111,112 pre-split) shares and returned 1,259,259 (18,888,888 pre-split) shares to the Company.

On November 5, 2002, the Company executed a second $125,000 convertible subordinated promissory note payable to an unrelated third party, due November 5, 2003, with interest payable monthly at a rate of 12% per annum. The note is collateralized with 1 million (15 million pre-split) shares of the Company's common stock, which were issued by the Company and held in escrow under the agreement. The Company recorded the issuance of these shares at par value. The note is convertible into shares of the Company's common stock at the option of the holder in whole or in part, in accordance with the terms of the note. The conversion price for this note is of $0.375 ($.025 pre-split) per share. The note holder also received a common stock purchase warrant giving them the right to purchase 5 million shares of the Company's common stock at the price of $0.45 ($.03 pre-split) per share. Subsequent to the execution of this note, additional amounts of $85,528 were received from the note holder, bringing the total balance to $210,528.

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

UNSECURED LOANS AND NOTES PAYABLE

In February 2003, the Company executed two unsecured promissory notes payable, each for $100,000 (to fund operations and pay operating expenses), to an unrelated third party, which is also a secured promissory note holder. Each note was originally due in May 2003, and included interest payable monthly at a rate of 25% per annum. The Company and the note holder subsequently agreed to extend due dates of the loans on a month-to-month basis under the same interest rate. In February 2005, the Company paid both notes.

In February 2003, the Company executed a $40,000 promissory note payable to another party, due on demand with interest payable at 2.5% per annum. The Company repaid its $40,000 note payable during 2003.

In June 2003, the Company executed a $200,000 promissory note payable to Commercebank, N.A., due in June 2005, with interest payable at a rate of one percent over the prime rate, currently 4%. In August 2005, the Company repaid its $200,000 loan with Commercebank, N.A. in full.

LETTER OF CREDIT AND BANK LOAN PAYABLE

As of December 31, 2002, the Company had a $500,000 letter of credit with Commercebank, N.A., guaranteed by Florida Export Finance Corporation (FEFC) and $200,000 letter of credit was issued to the Mexican telecom provider that provides local connectivity. In March 2003, the Company issued another $100,000 to the same Mexican telecom provider. The remaining $200,000 was used by the Company as collateral for its $200,000 loan with Commercebank, N.A., the funds of which were used to purchase the telecom equipment used in the Brazil operations. The letters of credit issued to the Mexican telecom provider have been cancelled by the provider and have been returned.

The Company presently does not have any existing letters of credit but has the option of reopening the letter of credit with Commercebank, N.A. should the needs for it arise.


NOTE 17 - CONVERTIBLE DEBT AND PRIVATE PLACEMENTS

CONVERTIBLE NOTES PAYABLE

In January 2005, the Company entered into financing agreements for convertible promissory notes payable totaling $1.8 million. Net proceeds of $1,579,487 were received, after deducting costs and expenses related to the transaction. Under the agreements the notes were convertible into common stock of the Company at $1.20 ($.08 pre-split) per share. Prior to any notice of conversion, the Company had the right to redeem the note(s) at a premium, subject to a 3-day right to convert by the investor.

In addition, there were two types of warrants to purchase additional shares of common stock. There were 12,500,000 Class A Warrants (187,500,000 pre-split) exercisable at $1.80 ($.12 pre-split) per share and Redemption Warrants were to be provided in the event that the Company sought to redeem more than 50% of the principal of the note. They were given on the basis of 1,111 warrants for each $1,000 in principal the Company sought to redeem over $900,000. These Warrants are identical to the Class A Warrants except that they have an exercise price of $1.65 ($ .11 pre-split) per share.

In February 2005, the note holders elected to convert all of the notes in the amount of $1.8 million, plus accrued interest of $5,969. Pursuant to the conversion, total shares issued were 1,538,308 (or 23,074,615 pre-split) including 33,333 (500,000 pre-split) shares as commission to a promoter.

At the same time in February 2005, the 12,500,000 Class A Warrants were exercised at $1.65 ($ .11 pre-split) per share, except for one million shares at $1.84 ($ .1227 pre-split) as agreed by the parties. Total net proceeds of $1,442,650 were received and commissions totaling $80,208 were paid.

Upon agreement of the parties, in lieu of the Company exercising its redemption rights, an additional $1,237,500 was received in connection with the conversion, increasing the per share price to $2.85 ($ .19 pre-split).

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

In December 2005, the note holders elected to convert all of the notes in the amount of $4.5 million, plus accrued interest of $62,029. Pursuant to the conversion, total shares issued were 2,764,883 (post-split). Also in December 2005, the investors exercised outstanding warrants to acquire a total of 272,727 common shares at $2.50 per share for proceeds of $681,818.

PRIVATE PLACEMENTS

On May 9, 2005, the Company entered into a private placement with a number of accredited investors, whereby these investors have purchased $2,357,960 of our common shares at a price of $ 2.886 ($ .1924 pre-split), with warrants to purchase up to an additional 571,924 (8,578,856 pre-split) shares of common stock at an exercise price of $ 5.0925 ($ .3395 pre-split). However, the subscription agreement with the investors allows for the price of the warrant to be adjusted should the Company offer equity securities at a lower price prior to the Warrants being exercised. As stated below the Company has entered into such an agreement and will be obligated to adjust the Warrant exercise price. The Company subsequently registered those shares on Form S-3 which has been declared effective by the Securities and Exchange Commission.

On May 23, 2005, the Company accepted an additional subscription from one of the initial investors increasing their investment by $250,000 on the same terms and conditions as all the other investors.

The Company received net proceeds of $2,328,489 from the above transactions, after fees and costs of $279,471 related to the issuance.

In November and December 2005, the investors exercised outstanding warrants to acquire a total of 702,108 common shares at $1.65 per share for proceeds of $1,158,478.

Also, in May 2005, the Company issued an additional 291,317 (4,369,748 pre-split) unrestricted shares to an institutional investor that received shares for cash in private placements during 2004, pursuant to an anti-dilutive provision in the original agreement. These shares were recorded at par value. As previously disclosed, Timothy M. Huff, CEO of GlobeTel, held a 40% interest in this investment, and accordingly received 116,526 (1,747,899 pre-split) shares.


NOTE 18 - AGREEMENTS

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

In addition to the shares described above, in August 2002, Charles Morgan received 180,000 (12.5 million pre-split) restricted shares (Rule 144) in connection with arranging for the convertible subordinated notes payable above. The Company valued the shares at $250,000, based on one-half of the closing bid price of the Company's shares on the date of issuance and charged this amount to consulting expense. Pursuant to the agreement, Charles Morgan received an additional 833,333 (12.5 million pre-split) restricted shares (Rule 144) for arranging additional financing of $500,000 during the quarter ending December 31, 2002.

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

In October 2003, the Company entered into an agreement with Fordham Financial to raise $2,500,000 resulting in issuance of circular offering dated October 17, 2003 (Preferred Stock, Series A). Fordham Financial agreed to receive 10% commission for the raising of the investments. In addition to the commissions totaling $250,000, Fordham Financial also received 57,500 Preferred Stock, Series A as additional compensation. Fordham Financial had arranged for subscriptions of $1,092,140 as of December 31, 2003 and had raised the full $2,500,000 as of January 31, 2004.

On August 16, 2004, the Company entered into an investment advisory agreement with Charles Morgan Securities, Inc. (CMS) for term ending on December 31, 2005. CMS would render consulting services related to business development, corporate planning, investment and securities matters, including the Company's applying for trading on a higher listed exchange. As compensation for services, the Company will pay a one-time fee of 500 shares of Preferred Class C stock, convertible into 1% of the common shares of the Company after a one year holding period. Pursuant to the agreement, the compensation is not considered earned until when and if the advisor accomplishes the moving of the Company's stock from trading on the OTCBB to another trading board of higher standing by December 31, 2005. In May 2005, the Company did in fact move to a trading board of higher standing - the American Stock Exchange (AMEX).

During 2005, the Company issued a total of 820,000 (post-split) shares valued at $1,230,000 in connection with its arrangements with CMS.

STORED VALUE, STRATELLITES, WIRELESS SERVICES AND OTHER TELECOMMUNICATIONS PROGRAMS AGREEMENTS

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

At Englewood's sole discretion, Englewood may elect in whole or in part to exchange in whole or a portion of its interest in the joint venture for cashless options granted by the Company. The options granted by the company shall be at $.30 ($.02 pre-split) per share of the Company's common stock. Once exercised, the options shall be distributed to Englewood over a three-year period in 12 equal parts. Englewood will have piggy back registration rights for a period of two years following the grant of each block of options.

Additionally, at the time of the Agreement, Seroussi will continue to serve as a consultant to the Company for a minimum period of three years. Subsequently, Seroussi and the Company entered in an Agreement whereby Seroussi has given up his consulting contract and on October 1, 2004, joined the Company as its Chief Technical Officer. All of the terms and conditions of the Agreement with Englewood remain the same.

During 2005 and as of the date of this report, no transactions have occurred that would require recording or disclosure in the Company's financial statements related to these agreements other than 3 million restricted shares of the Company's common stock issued for consulting services, valued at $135,000, based on one-half of the closing price of the stock on date of issuance, and recorded in 2004.

GLOBETEL WIRELESS NETWORK, PILOT PROGRAM

On August 7, 2005, the Company entered into an agreement to provide a wireless communication network for a pilot program in Shenzhen, China with Guangdong Tietong South Communication Co. Ltd, a group company of China Tietong Telecom Corporation, one of only 6 licensed telecom operators in China. Upon successful completion of the pilot program, GlobeTel Wireless and its local Chinese partners will commence a roll out of wireless communication networks throughout China to deliver voice, data and video applications. The agreement was reached with Nessociet Inc., an organization working towards the development of next generation wireless telephony services and NGN Telecom Corporation, the partner to Guangdong Tietong South Communication Co. Ltd., in marketing VoIP services in China. The Company will also utilize Nessociet Inc. who has become a reseller of GlobeTel Wireless networks and equipment in Asia. The Company is planning on initiating a test pilot in the region in the second quarter of 2006.

During 2005 and as of the date of this report, no transactions have occurred that would require recording or disclosure in the Company's financial statements related to this agreement.

JOINT VENTURE AGREEMENT - LEO A. DALY III AND J. RANDOLPH DUMAS

On July 7, 2005, the Company entered into a joint venture agreement that will lead to the deployment of the Company's Stratellites(TM), throughout Europe, the Middle East, Africa, and the countries of the former Soviet Union. The joint venture is between Sanswire Networks LLC, a wholly-owned subsidiary of GlobeTel, and a venture headed by Leo A. Daly III and J. Randolph Dumas, noted international businessmen. Sanswire Networks, LLC will own 55% of the joint venture entity. In September 2005, Mr. Dumas joined the Company's Board of Directors.

During 2005 and as of the date of this report, no transactions have occurred that would require recording or disclosure in the Company's financial statements related to this agreement.

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

The Joint Venture Agreement, signed on July 14, 2005, had a due date 90 days after signature. Within this timeframe, Apogeo was to provide Sanswire Networks, LLC with proof of funds. The company presented proof of funds after the 90 day period. Based on their efforts, Sanswire Networks, LLC decided to maintain a business relationship with Apogeo by signing a new Joint Venture Agreement on January 20, 2006. On February 17, 2006, the parties executed an addendum to this Agreement which states that Apogeo and Sanswire Networks, LLC will agree on the price per Stratellite to be paid by Apogeo upon execution of a letter of credit in the amount of no less than $15,000,000.

During 2005 and as of the date of this report, no transactions have occurred that would require recording or disclosure in the Company's financial statements related to this agreement.

LICENSING AGREEMENT - RAPIDMONEY(R) CORPORATION

On July 7, 2005, the Company entered into a licensing agreement with RapidMoney(R) Corporation that allows us to use and modify the RapidMoney(R) system. GlobeTel, along with its venture partner, Grupo Ingedigit ("GI") of Caracas, Venezuela, will incorporate the current RapidMoney(R) funds transfer software applications for merchant Point of Sale ("POS") terminals into the Company's Stored Value international remittance services. Furthermore, this license allows GlobeTel and GI to develop additional applications based on the RapidMoney(R) system that will be deployed in the retail locations which are offering their Stored Value Card Program services.

During 2005 and as of the date of this report, no transactions have occurred that would require recording or disclosure in the Company's financial statements related to this agreement.

ALTVATER GMBH OF GERMANY, ASSET ACQUISITION

On July 7, 2005, GlobeTel entered into a letter of intent to acquire the assets and operations of Altvater GmbH of Germany (Altvater). Subsequently, an agreement was signed, but the acquisition has not yet closed as of the date of this report. Altvater is a wireless communications systems integrator for HotZone systems in Europe, with core operations in Germany. Altvater GmbH has existing sales partner relationships in Europe and North Africa. On September 15, 2005, GlobeTel Wireless Corp., through the acquisition of Altvater, formed a new division, Total investment by Globetel Wireless Corp was $291,476 as of December 31, 2005. GlobeTel Wireless Europe GmbH financial statements, as of December 31, 2005 have been included in the consolidated results of the Company's operations.

GLOBETEL WIRELESS, GERMANY CONTRACT

The Company, through GlobeTel Wireless, is utilizing the HotZone assets and technology in developing WIMAX wireless systems for deployment in areas the Company identifies and markets to. Future considerations include the use of the Company's Stratellites(TM), which will provide radio technology for the wireless communications that will cover significant geographic areas up to 120,000 square miles, and, in addition, provide advanced wireless products and services for terrestrial wide area networks covering rural and city areas. Upon deployment of the Stratellite(TM), on a region-by-region and country-by-country basis the communications technology will deliver high speed voice, data and rich streaming content, as well as other communications possibilities. The Company has negotiated several contracts for the deployment of WIMAX wireless systems (See Globetel Wireless Germany Contract and Russian Joint Venture below).

COOPERATIVE RESEARCH AND DEVELOPMENT AGREEMENT

On July 13, 2005, the Company announced that Sanswire Networks, LLC had signed a Cooperative Research and Development Agreement (CRDA) with Proton Energy Systems, Inc., a subsidiary of Distributed Energy Systems Corp. Pursuant to the agreement, Proton will provide assistance in developing a regenerative fuel cell energy storage system for our high altitude Remotely Operated Airship (ROA), or Stratellite. Under the agreement, Proton will provide prototype regenerative fuel cell (RFC) equipment and specialized technical support to Sanswire for our development and flight-testing of the Stratellite via a series of task agreements. Sanswire will provide the airship platform for testing and engineering inputs to tailor the RFC solution.

GLOBETEL WIRELESS, GERMANY CONTRACT

On August 1, 2005, GlobeTel Wireless announced that it would install wireless networks in three German cities. GlobeTel Wireless will provide high-speed wireless networks for internet connectivity starting with the town of Kaiserslautern, and continuing with nearby communities. Kaiserslautern is a city of 100,000 people, located 100 miles South West of Frankfurt. Construction of the project is scheduled to begin in the 2nd quarter 2006. GlobeTel Wireless is installing these first Wireless Networks in Germany as part of the roll out plan to deploy wireless communication networks to non-DSL communities, in identified geographic markets.

During 2005 and as of the date of this report, no transactions have occurred that would require recording or disclosure in the Company's financial statements related to this agreement.

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

COOPERATIVE TECHNOLOGIES AGREEMENT - UNIVERSITY OF STUTTGART, GERMANY

On October 12, 2005, the Company announced that Sanswire Networks LLC had signed an agreement with TAO-Technologies in cooperation with the University of Stuttgart in Germany. The agreement states that TAO-Technologies, in cooperation with the University of Stuttgart, will design several next-generation airships intended for multiple uses. As of the date of this report no transactions have occurred that would require recording or disclosure in the Company's financial statements.

GLOBETEL WIRELESS, RUSSIAN JOINT VENTURE AGREEMENT

As of December 30, 2005, GlobeTel Wireless Corp. ("GTEW") has entered into a binding agreement to install wireless communications networks in 30 cities throughout the Russian Federation, providing broadband, VOIP and DECt technologies. GTEW has entered into an agreement with LLC Internafta
("Internafta") of Moscow, Russia, whereby Internafta will pay to GTEW a series of four construction payments totaling US$600 million for the installation of an array of proprietary networks to be installed in Russia's 30 largest cities, starting with Moscow and St. Petersburg. GTEW will both manage the completed network and will retain an ongoing 50% shareholding in the operations of the network, allowing the Company to enjoy the significant benefits of the recurring revenue stream. GlobeTel plans to roll out the network in 3 stages, comprising 10 cities each, over the next 27 months.

On March 2, 2006 the Company announced that Internafta had requested an additional delay in the closing of the funding until the week of March 6, 2006. The Company has provided Internafta and its banks with a significantly expanded business plan outlining, in detail, the company's program for equipment manufacturing, delivery, installation, testing, monitoring, staffing, progress payment requirements, and other pertinent information. Internafta advised the Company that its funding has been approved by its bank syndicate, subject only to the bank's final review and analysis of the business plan.

Internafta has informed GlobeTel that its bank recommends that smaller, more frequent, progress payments be established so that the necessary staged payments can be delivered to GlobeTel as and when the network is delivered and installed. These smaller, more frequent, staged payments do not reduce the total capital value of the agreement with GlobeTel Wireless or change any other terms of the agreement. GlobeTel will still receive $600 million for deployment of the network. The exact amount of the new proposed initial deposit, and the size and timing of the new proposed progress payments, will be discussed and agreed with GlobeTel once the bank has completed its due diligence and when the bank group formally accepts the terms of Internafta's proposed banking instrument.

On March 17, 2006, the Company announced that based upon differences between the Company and Internafta on the financing process, the parties have agreed to revise their agreement to more accurately reflect the timing of payments GlobeTel expects to receive for the build out of the 30 city wireless network in Russia and allow Internafta additional time to begin making payments.

During 2005, and as of the date of this report, no transactions have occurred that would require recording or disclosure in the Company's financial statements related to this agreement.


AGREEMENT WITH FINANCIAL SOFTWARE & SYSTEMS IN INDIA

On November 9, 2005, the Company signed an agreement with Financial Software & Systems (P) Ltd. ("FSS") based in Chennai, India. The purpose of the agreement is to establish a commercial relationship between GlobeTel and FSS that will enable the parties to work together to market stored value and money remittance programs, targeting tens of millions of existing banking customers in the $12 billion Indian remittance market.

FSS focuses its business in Electronic Funds Transfer ("EFT") solutions and outsourced services which power the majority of ATMs and Point-of-Sale ("POS") terminals in India, controlling most of the Electronic Funds Transfers in the country. FSS also provides third-party processing as an outsourced application services for many of the largest banks in India.

The Company believes that its relationship with FSS will bring cutting edge technology solutions to banks and financial institutions in India and across the globe. FSS is leveraging its extensive domain knowledge in payment processing and transaction switching across various touch points with highly skilled software development and implementation resources, world-class IT infrastructure, and global partnerships.

The Company is currently in the process of establishing an Indian company and setting up the operations. As of the date of this report, no transactions have occurred that would require recording or disclosure in the Company's financial statements related to this agreement.

OTHER AGREEMENTS

Several other agreements, letters of intent, and memorandums of understanding regarding stored value cards and other telecommunications programs, as well as the Sanswire project, were entered into during 2005 and through the date of this report, none of which require the recording of any assets, liabilities, revenues or expenses.


NOTE 19. COMMITMENTS AND CONTINGENCIES

MEXICO ASSOCIATE AND CUSTOMER LITIGATION

The Company has a legal action against our associate and customer in Mexico for non-payment of the amount they owe the Company. This customer has substantial assets, including telecommunications equipment, existing working networks and Mexican tax refunds which they have proposed to turn over to the Company. The Company filed a motion in the Mexican courts which was necessary to formally request that the Company become the assigned payee of the tax refund receivable and formally secure the equipment and to take over the operations of the existing networks.

In February 2005, the customer agreed that proceeds from the network operations were to be paid totally to GlobeTel, including the customer's portion of the profit sharing, until the amount owed has been fully paid. Upon full payment, the Company will begin the sharing profits again in accordance with the contract.

The Company received a judgment on February 14, 2005 in the amount of $330,000. It is not certain of the amounts that, ultimately, will be realized from the Mexico associate.

This situation with our customer has caused us to record an allowance for bad debt expense for the fiscal year ending 2004 in the amount of $938,782 and record an allowance for bad debt expense for the fiscal year ending 2005 in the amount of $625,855 and an allowance for bad debt expense for the fiscal year ending 2005 for a Mexican Tax Refund in the amount of $382,160.

FORMER CONSULTANTS LITIGATION

The Company is a defendant in two lawsuits filed by Matthew Milo and Joseph Quattrocchi, two former consultants, filed in the Supreme Court of the State of New York (Richmond County, Case no. 12119/00 and 12118/00). These matters were subsequently consolidated as a result of an Order of the court and now bear the singular index number 12118/00. The original lawsuits were for breach of contract. The complaint demands the delivery of 10,000,000 pre-split shares of ADGI stock to Milo and 10,000,000 to Quattrocchi. GlobeTel was entered into the action, as ADGI was the predecessor of the Company. The suit also requests an accounting for the sales generated by the consultants and attorneys fees and costs for the action.

The lawsuits relate to consulting services that were provided by Mr. Milo and Mr. Quattrocchi and a $50,000 loan advanced by these individuals, dated May 14, 1997, of which $35,000 had been repaid.

With regard to the issues related to original index number 12119/00, as a result of a summary judgment motion, the plaintiffs were granted a judgment in the sum of $15,000, which has since been paid. The rest of the plaintiff's motion was denied. The court did not order the delivery of 24,526,000 pre-split shares of ADGI common stock as the decision on that would be reserved to time of trial.

An Answer and Counterclaim had been interposed on both of these actions. The Answer denies many of the allegations in the complaint and is comprised of eleven affirmative defenses and five counterclaims alleging damages in the sum of $1,000,000. The counterclaims in various forms involve breach of contract and breach of fiduciary duty by the plaintiffs.

However, an outcome cannot be projected with any certainty. The Company has not entered into any settlement negotiations with Mr. Milo and Mr. Quattrocchi and does not believe that we will be materially adversely affected by the outcome of this proceeding.

Presently, the Company is continuing its defense and counterclaims in this matter. A jury was selected on March 3, 2006 in anticipation for a trial; however, the parties entered into an agreement to proceed before a Judicial Hearing Officer for a non-jury trial. This case is expected to be assigned to a Judicial Hearing Officer on or before March 31, 2006 and a new hearing date will be set at that time.

PATENT INFRINGEMENT LAWSUIT

A case was filed against the Company for patent infringement. On or about September 1, 2004, Alexsam, Inc. (Alexsam) filed an action for patent infringement against us alleging the stored value card and service the Company is planning to offer infringes one or more of U.S. Patent No. 6,000,608 (the 608 patent) and U.S. Patent No. 6,189,787 (the 787 patent), allegedly owned by Alexsam. The actions were filed in the United States District Court, Eastern District of Texas, styled Alexsam, Inc. vs. Datastream Card Svc., et al. Case Number 2:03-cv-337. On January 14, 2005, the court dismissed the lawsuit against the Company.

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

In connection with the Brazilian network operations, the Company recognized revenues of $136,937, $2,147,119 and $2,923,981 for years ended December 31, 2005, 2004 and 2003, respectively. The cost of sales, substantially all of which was paid directly to third-party suppliers, was $165,205, $1,996,635 and $1,993,737, respectively, in 2005, 2004 and 2003.

In June 2005, the Company and TGV discontinued the network operations and do not intend to recommence such operations in the near term.

SERVICE PROVIDER AGREEMENT - MEXICO NETWORK

On June 26, 2002, GlobeTel signed a memorandum of understanding with Qualnet Telecom, LLC for a joint venture to be known as GlobeTel Qualnet LLC, to be registered as an LLC (Limited Liability Company) in the State of Florida. The purpose of the venture was to build out a VoIP network in Mexico for call termination throughout the country that will have initial capacity to transport 8 million minutes per month. Qualnet had been operating in Mexico for several years and had contracts with various Mexican telecom companies. GlobeTel's role in the agreement was to provide financing and equipment to build the network. The agreement was for GlobeTel to have 80% ownership of the venture and Qualnet 20%, and accordingly GlobeTel committed 80% of the funding of the venture in the form of working capital, equipment and guarantees for the issuance of letters of credit as required by the Mexican telecom companies. Since Qualnet already had points of presence in several cities in Mexico had an established customer base, installation of the equipment and ramping up of the traffic required substantially less time than if the network was to be built from the ground up. As a result, the venture was able to operate within several weeks and was able to fill the network near capacity.

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

The Company recognized revenues of $4,774,657 and $8,052,143, respectively, for the years ended December 31, 2004 and 2003. The cost of sales substantially all of which was paid directly to third-party suppliers were $4,556,912 in 2004 and $6,159,401 in 2003. There were no activities in connection with the Mexico network in 2005 and through the date of this report.

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

In June 2005, we negotiated with the landlord to lease an additional 5,000 square feet office on the second floor of our present facility, 9050 Pines Blvd., Pembroke Pines, Florida 33024. The Company will begin occupancy of this office in April 2006 and the lease expires in June 2009 with a monthly rent of $9,186 (including sales tax).

In September 2005, the Company leased a 2,919 square foot office in Naples, Florida. The initial lease, between Globetel Wireless Corp., and Decaster Capnole Joint Venture, is for a term of three years, ending on September 21, 2008 with a monthly rent of $4,628 with increases of 4% per year.

Our wholly owned subsidiary, Centerline Communications, is leasing approximately 6,519 square feet of office space where the Telecommunications switch is residing. This facility is at 611 Wilshire Blvd, Suite 500, Los Angeles, CA. The lease agreement began on May 1, 2005 and runs for seven years until January 31, 2012 at a base rent of $7,497. In addition, our subsidiary is also leasing approximately 1,975 square feet of administrative office at 5515 Doyle Street, Suite 12, Emeryville, CA with a base rent of $2,307. The term of the agreement began on May 1, 2005 and runs until January 31, 2008.

The Company leases a 66,000 square foot space hanger in Palmdale, California. The initial lease, between Sanswire Networks, LLC and the City of Los Angeles World Airports, was for a term of three months, ended July 22, 2005 with a monthly rent of $19,990. On June 8, 2005 the lease term was amended for fifteen months, commencing June 8, 2005 through September 7, 2006, with two one-year options. Concurrently with the signing of the amended lease, the parties entered into a reimbursement agreement to share the cost of certain improvements.

In January 2005, GlobeTel signed a lease agreement with the San Bernardino International Airport Authority for hangar space at the airport in San Bernardino, California for the purpose of assembling and storing the Stratellite prototype. The term of the agreement is from January 15, 2005 through March 31, 2005, at a monthly lease rate of $9,767. Three months prepaid rent totaling $29,302 was paid in December 2005. The agreement provides that with the consent of the lessor we may remain on a month-to-month basis. The Company remained in the space on a month-to-month basis until moving to its new facility in Palmdale, California as described above.

GlobeTel formerly leased facilities at 444 Brickell Avenue, Suite 522, Miami, Florida 33131. The Company was under a five-year lease expiring April 2005, with a monthly rent of $3,463. In January of 2005 the Company satisfied its lease obligation related to this office.

Sanswire Technologies, Inc., the company from which we purchased our Sanswire Networks, LLC intangible assets, had an office space lease in Dekalb County, Georgia. The lease term was from April 1, 2005 through March 31, 2005, with monthly rent of $2,628. Although not directly obligated on this lease, the Company paid the monthly rent from May 2004 through March 2005, whereas employees of our subsidiary, Sanswire Networks, LLC, utilized the premises. The employees have since vacated the premises.

Effective November 2001, the Company signed a sub-lease agreement for the Jersey City facility with a customer /consultant of the Company. Pursuant to the sublease agreement, the customer/consultant has maintained the obligation of the monthly rent of $1,600, and at January 31, 2003, the lease expired and the Company has no further obligation to the lessee.

Future minimum rental payments required under the above operating leases subsequent to the year ended December 31, 2005 are as follows:

                2006                       $  515,022
                2007                          415,520
                2008                          427,486
                2009                          377,454
                2010 and thereafter           276,969
                                           ----------
                                           $2,012,451
                                           ==========

Rent  expense  for 2005,  2004 and 2003 were  $480,995,  $126,424  and  $48,607, respectively.


NOTE 20. RELATED PARTY TRANSACTIONS

Related party transactions, other than those discussed in the notes above and below, include the following.

RELATED PARTY PAYABLES

As of December 31, 2005 and 2004, related party payables were $57,500 and $117,500, respectively. The balances represent short-term, non-interest bearing loans by officers of the Company, due on demand.

NOTES PAYABLE - STOCKHOLDER

As of December 31, 2002, the Company was obligated under a convertible promissory note payable to a stockholder and former director for $55,000, principally representing advances to the Company. In 2003, the Company issued 266,667 (4 million pre-split) shares in complete settlement of the balance due.

SETTLEMENT WITH FORMER OFFICER AND DIRECTOR

In September 2005, the Company issued a total of 82,887 (1,243,305 pre-split) shares pursuant to a severance agreement with Leigh Coleman, a former President and Director, valued at $123,750, based on the closing price of the shares on the dates of issuance. In addition, a total of 81,481 options to purchase common shares, valued at $55,000 based on the option exercise price (adjusted for 1:15 reverse stock split) per the 2004 Employee Stock Bonus Plan.

LOSS ON SETTLEMENT WITH FORMER AFFILIATE

In September 2005, the Company entered into a settlement agreement with Sky China, Ltd., an Australian company that Mr. Coleman is affiliated with. Mr. Coleman was a former President and member of the Board of Directors for Globetel. The Company and Sky China, Ltd. entered into an agreement in 2004 to joint venture with the company for telecommunications services in Australia and Asia, and, in 2004, issued 200,000 (3 million pre-split) shares of common stock valued at $135,000. Pursuant to the settlement, the Company granted Sky China Ltd. options to acquire 1,543,176 (post-split) shares valued at $1,256,873, based on $0.8150 per share, the intrinsic value of the option share on the date of the agreement.


NOTE 21 - NET GAINS ON SETTLEMENT OF LIABILITIES AND DISCONTINUED OPERATIONS

During the years ended December 31, 2004 and 2003 the Company recorded net gains on settlement of debts totaling $268,397and $26,274, respectively, as discussed below. There were no similar material transactions recorded in 2005.

EQUIPMENT VENDOR

At December 2003, the Company settled with one its vendors to pay a lesser amount for the purchase of equipment that ultimately did not function as purported. Likewise, the Company wrote off other long-term outstanding liabilities for purchase of equipment that also did not function properly. The settlement and write-off resulted in a gain of $26,274 in 2003.

ACCOUNTS PAYABLE

During 2004, the Company had included in accounts payable certain disputed amounts payable to creditors totaling $14,823. The Company does not believe it has obligations to pay the recorded balances, and the vendors have not sought collection from the Company for over one year, and, accordingly, recognized a gain in 2004.

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

Three terminated employees were issued a total of 80,000 (1.2 million pre-split) free-trading shares of the Company's stock as severance pay. The Company charged $36,000 to expense in 2003 based on an amount equal to the average bid and asked price of the Company's shares on the date of issuance. The Company had a recorded balance due of $16,279 to terminated employees. However, during the three months ended September 30, 2005, the Company determined, and the former employees agreed, that any and all amounts due to or payable on behalf of the employees had been satisfied and no additional amounts were owed.

FORMER CONSULTANTS

Certain former consultants of the Company were granted a judgment in the sum of $15,000, as described in Note 19 above. All disputed amounts allegedly payable to the consultants were written off and a gain was reported in prior periods. A loss on settlement of liabilities was recorded during 2005, for the $15,000 subsequently determined payable.


NOTE 22 - LOSS ON PROPERTY AND EQUIPMENT DISPOSITIONS

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


NOTE 23. INCOME TAXES

Deferred income taxes and benefits for 2005 and 2004 are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. The tax effects (computed at 15%) of these temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                                      CURRENT
                                                                       PERIOD
                                                       2004           CHANGES              2005
                                                   -----------       -----------       -----------

Deferred tax assets:
Accrued compensation                               $   345,533       $   855,601       $ 1,201,134
Allowance for doubtful accounts                        171,254          (335,749)         (164,495)
Consulting services elected as start-up costs
under IRC Sec. 195(b)                                  671,758           598,370         1,270,128
Accumulated depreciation                               (10,521)              252           (10,269)
Net operating loss carryforwards                     3,985,383         3,546,818         7,532,201
                                                   -----------       -----------       -----------
                                                     5,163,407         4,665,292         9,828,699
Valuation allowance                                 (5,163,407)       (4,665,292)       (9,828,699)
                                                   -----------       -----------       -----------
Net deferred tax asset                             $        --       $        --       $        --
                                                   ===========       ===========       ===========

A reconciliation of income benefit provided at the federal statutory rate of 15% to income tax benefit is as follows:

                                                   2005              2004
                                               -----------       -----------

Income tax benefit at federal statuatory rate  $(3,546,818)      $  (930,379)
Accrued salaries                                 1,201,134            27,505
Allowance for doubtful accounts                   (164,495)         (107,345)
Depreciation                                       (10,269)           (7,179)
Losses not benefited                             2,520,448         1,017,398
                                               -----------       -----------
                                                        --                --
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

At the end of 2005, the Company had net operating loss carry-forwards (including those of its successor due to accounting for the reincorporation as an "F" reorganization under the Internal Revenue Code) of approximately $50,214,672, which expire at various dates through 2021.

NOTE 24. COMMON STOCK TRANSACTIONS

During the year ended December 31, 2003, the Company issued the following shares of Common stock, all of which shares are stated in pre-split amounts:

* PLEASE REFER TO NOTE ON PAGE 63.

Date Issued            Shares       Consideration                Valuation    Relationship
---------------      ----------     -----------------------    -----------    ------------------------------------
March 14, 2003        2,200,000     Consulting services        $    22,000    Consultant

March 14, 2003        1,800,000     Investment banking              18,000    Consultant

May 7, 2003           1,100,000     Consulting services             11,550    Consultant

May 7, 2003             900,000     Investment banking               9,450    Consultant

May 22, 2003          2,500,000     Loan Collateral                      *    Note Holder

May 22, 2003          2,500,000     Loan Collateral                      *    Note Holder

May 22, 2003         15,000,000     Conversion of debt             239,206    Investor

May 29, 2003          4,000,000     Satisfaction of debt            55,000    Shareholder/Former director

July 18, 2003           200,000     Severance pay                    6,000    Employee

July 18, 2003           500,000     Severance pay                   15,000    Employee

July 18, 2003           500,000     Severance pay                   15,000    Employee

July 18, 2003           450,000     Legal services                  13,500    Legal counsel/former corp. secretary

July 18, 2003           800,000     Consulting services             24,000    Consultant/employee

July 18, 2003        12,844,000     Conversion of debt             256,880    Investor

August 5, 2003       20,080,321     Sale of stock                  500,000    Investor/consultant

August 5, 2003               --     Marketing services             100,402    Investor/consultant

August 8, 2003        3,400,000     Consulting services            102,000    Consultant/employee

August 28, 2003      42,916,666)    Return of shares issued              *    Note Holders
                                      for loan collateral

August 28, 2003              --     Conversion of debt             125,000    Investor

August 28, 2003              --     Conversion of debt             250,000    Investor/consultant

August 28, 2003              --     Conversion of debt             125,000    Investor

August 28, 2003              --     Conversion of debt             250,000    Investor

September 3, 2003       944,444     Consulting services             11,806    Consultant

September 3, 2003       900,000     Consulting services             11,250    Consultant

September 3, 2003     1,100,000     Consulting services             13,750    Consultant

September 3, 2003     3,847,222     Consulting services             49,090    Consultant

September 29, 2003      656,687     Consulting services              8,211    Consultant

October 9, 2003       4,281,333     Additional shares due                *    Investor
                                      For Conversion of debt

October 9, 2003       3,650,000     Consulting services             73,000    Consultant/employee

October 9, 2003       2,000,000     Officer's salary                40,000    Chief Financial Officer

December 31, 2003     7,500,000     Officer's salary               112,500    Chief Executive Officer

December 31, 2003     1,166,667     Officer's salary                17,500    Chief Financial Officer

December 31, 2003    (4,000,000)    Return of shares issued              *    Note Holder
                                      for loan collateral

During the year ended December 31, 2004, the Company issued the following shares of Common stock, all of which shares are stated in pre-split amounts:

DATE ISSUED           SHARES                   CONSIDERATION                        VALUATION              RELATIONSHIP
----------------- ------------ -------------------------------------------------- ------------- -----------------------------------
Jan. 15, 2004        4,500,000  Exercised Stock Options                               *          Chief Executive Officer / Director
Jan. 15, 2004        5,166,666  Exercised Stock Options                               *          Chief Financial Officer
Jan. 15, 2004        2,000,000  Exercised Stock Options                               *          Director/Former President
Jan. 15, 2004        9,000,000  Exercised Stock Options                               *          Chief Operating Officer / Director
                                                                                                 President / Director / Former
Jan. 15, 2004        1,000,000  Exercised Stock Options                               *          Consultant
Jan. 15, 2004        2,666,667  Exercised Stock Options                               *          Vendor
Feb. 3, 2004         3,202,180  Exercised Stock Options                               *          Chief Executive Officer / Director
Feb. 3, 2004         1,243,847  Exercised Stock Options                               *          Chief Financial Officer
Feb. 3, 2004         2,003,106  Exercised Stock Options                               *          Chief Operating Officer / Director
Feb. 3, 2004         6,410,513  Exercised Stock Options                               *          Employee
Feb. 3, 2004         1,458,333  Exercised Stock Options                               *          Accountant
Feb. 4, 2004        20,796,483  Exercised Stock Options                               *          Director/Former President
Feb. 4, 2004        16,500,000  Investment in Unconsolidated Foreign Subsidiary       *          Investee
Feb. 5, 2004         3,500,000  Investment in Unconsolidated Foreign Subsidiary       *          Creditor of Investee
Feb. 17, 2004        9,100,000  Consulting Services                                     425,000  Director (COB) / Former Consultant
May 11, 2004           108,333  Marketing Services                                        6,500  Consultant
                                                                                                 Shareholders of Selling
May 12, 2004        28,000,000  Sanswire Assets Acquisition                           2,800,000  Corporation
May 25, 2004         1,352,528  Investment Banking Fees                                  67,626  Investment Banker
May 25, 2004           676,264  Investment Banking Fees                                  33,813  Investment Banker
May 25, 2004         1,352,528  Investment Banking Fees                                  67,626  Investment Banker
July 29, 2004        1,500,000  Compensation                                            144,000  Employee
July 29, 2004          500,000  Compensation                                             48,000  Employee
July 29, 2004          500,000  Compensation                                             48,000  Employee
                                                                                                 President / Former Consultant (as
Aug. 12, 2004        2,000,000  Consulting Services                                     192,000  Nominee)
                                                                                                 Chief Technology Officer / Former
Aug. 12, 2004        2,000,000  Consulting Services                                     192,000  Consultant (as Nominee)
Aug. 12, 2004          175,000  Compensation                                              7,000  Employee
Sep. 28, 2004        2,000,000  Stratodyne Assets Acquisition                         *          Shareholder of Selling Corporation
                                                                                                 Preferred Series-A Shareholder /
Nov. 4, 2004         7,800,000  Convert Pfd. Ser. A (received as broker fee).         *          Investment Banker
Nov. 4, 2004         5,200,000  Convert Pfd. Ser. A                                   *          Preferred Series-A Shareholders
                                                                                                 Preferred Series-A Shareholder /
Nov. 17, 2004       26,000,000  Convert Pfd. Ser. A (received as broker fee).         *          Investment Banker
Nov. 17, 2004       20,800,000  Convert Pfd. Ser. A                                   *          Preferred Series-A Shareholders

Nov. 17, 2004       10,920,000  Convert Pfd. Ser. A                                     157,500  Preferred Series-A Shareholders
Nov. 18, 2004        1,560,000  Convert Pfd. Ser. A                                      22,500  Preferred Series-A Shareholders
Nov. 19, 2004        9,360,000  Convert Pfd. Ser. A                                     135,000  Preferred Series-A Shareholders
Nov. 23, 2004        7,800,000  Convert Pfd. Ser. A                                     112,500  Preferred Series-A Shareholders
Nov. 24, 2004        1,560,000  Convert Pfd. Ser. A                                      22,500  Preferred Series-A Shareholders
Nov. 30, 2004        9,360,000  Convert Pfd. Ser. A                                     135,000  Preferred Series-A Shareholders
Dec. 1, 2004        31,200,000  Convert Pfd. Ser. A                                     450,000  Preferred Series-A Shareholders
Dec. 3, 2004         1,560,000  Convert Pfd. Ser. A                                      22,500  Preferred Series-A Shareholders
Dec. 8, 2004         6,240,000  Convert Pfd. Ser. A                                      90,000  Preferred Series-A Shareholders
Dec. 10, 2004       12,480,000  Convert Pfd. Ser. A                                     180,000  Preferred Series-A Shareholders
Dec. 28, 2004        6,240,000  Convert Pfd. Ser. A                                      90,000  Preferred Series-A Shareholders
Dec. 30, 2004        1,560,000  Convert Pfd. Ser. A                                      22,500  Preferred Series-A Shareholders
                                Return of shares originally issued for Sanswire                  Shareholders of Selling
Dec. 31, 2004      (28,000,000) and Stratodyne Assets                                (2,800,000) Corporations
                                                                                                 Shareholders of Selling
Dec. 31, 2004       26,000,000  Reissuance of shares for Sanswire Assets              2,600,000  Corporation
Dec. 31, 2004        2,000,000  Reissuance of shares for Stratodyne Assets              200,000  Shareholder of Selling Corporation
Dec. 31, 2004        3,000,000  Consulting Services                                     135,000  Consultant
Dec. 31, 2004        3,000,000  Consulting Services                                     135,000  Consultant
Dec. 31, 2004          500,000  Consulting Services                                      22,500  Consultant
Dec. 31, 2004          500,000  Consulting Services                                      22,500  Consultant

During the year ended December 31, 2005, the Company issued the following shares of Common stock, all of which shares are stated in post-split amounts:


 DATE ISSUED       SHARES                      CONSIDERATION                     VALUATION                  RELATIONSHIP
---------------  -----------  ------------------------------------------------ ------------- --------------------------------------
      2/9/2005       208,000  Converted Preferred Series A                          $36,000  Preferred Series-A Shareholders
     2/14/2005       520,000  Converted Preferred Series A                          $90,000  Preferred Series-A Shareholders
     2/18/2005        84,500  Converted Preferred Series A Shares Received          *        Broker / Preferred Series-A
                              as Broker Fee                                                    Shareholders
     2/24/2005       251,421  Converted Notes Payable and Accrued Interest         $301,706  Convertible Note Holder
     2/24/2005       471,415  Converted Notes Payable and Accrued Interest         $565,698  Convertible Note Holder
     2/24/2005       157,138  Converted Notes Payable and Accrued Interest         $188,566  Convertible Note Holder
     2/24/2005        33,333  Broker Fee                                            *        Broker / Convertible Note Holder
     2/24/2005       625,000  Convert Note Payable and Accrued Interest            $750,000  Convertible Note Holder
     2/25/2005     1,575,833  Converted Preferred Series A Shares Received          *        Broker / Preferred Series-A
                              as Broker Fee                                                     Shareholders
     2/25/2005        33,333  Broker Fee                                            *        Broker / Convertible Note Holder
      3/3/2005     1,040,000  Converted Preferred Series A                         $180,000  Preferred Series-A Shareholders
      3/3/2005        33,333  Exercised Warrants                                    $61,325  Broker / Convertible Note Holder
      3/3/2005       260,417  Exercised Warrants                                   $429,688  Convertible Note Holder turned
                                                                                                Stockholder
      3/3/2005        86,806  Exercised Warrants                                   $143,229  Convertible Note Holder turned
                                                                                                Stockholder
      3/3/2005       138,889  Exercised Warrants                                   $229,165  Convertible Note Holder turned
                                                                                                Stockholder
      3/6/2005        80,555  Exercised Warrants                                   $132,916  Convertible Note Holder turned
                                                                                                Stockholder
      3/7/2005       485,333  Converted Preferred Series A Shares Received          *        Preferred Series-A Shareholders
                              as Broker Fee
      3/7/2005             -  Converted Preferred Series A - Additional              $9,000  Preferred Series-A Shareholders
                              Proceeds
      3/7/2005        66,667  Exercised Warrants                                   $110,000  Convertible Note Holder turned
                                                                                                Stockholder
     3/10/2005        66,667  Exercised Warrants                                   $110,000  Convertible Note Holder turned
                                                                                                Stockholder
     3/11/2005        80,000  Consulting Services                                  $358,200  Consultant / Legal Counsel
     3/11/2005        80,000  Consulting Services                                  $358,200  Former Consultant / Current
                                                                                               Executive Vice President
     3/11/2005       200,000  Costs of Sales                                       $450,000  Vendor
     3/14/2005        66,667  Exercised Warrants                                   $110,000  Convertible Note Holder turned
                                                                                                Stockholder
     3/14/2005       500,000  Exercised Stock Options                               *        CEO
     3/14/2005       280,216  Exercised Stock Options                               *        CFO
     3/21/2005       369,022  Exercised Stock Options                               *        COO
     3/21/2005       172,065  Exercised Stock Options                               *        CTO
     3/21/2005       100,000  Exercised Stock Options                               *        Former Director
     3/22/2005        37,832  Exercised Stock Options                               *        Employee
     3/22/2005        10,378  Exercised Stock Options                               *        Employee
     3/22/2005         8,211  Exercised Stock Options                               *        Employee
     3/22/2005         7,738  Exercised Stock Options                               *        Employee
     3/22/2005         6,388  Exercised Stock Options                               *        Employee
     3/22/2005         8,097  Exercised Stock Options                               *        Employee
     3/22/2005         1,363  Exercised Stock Options                               *        Employee
     3/22/2005           945  Exercised Stock Options                               *        Employee
     3/22/2005         1,052  Exercised Stock Options                               *        Employee
     3/22/2005           310  Exercised Stock Options                               *        Employee
     3/28/2005       211,734  Exercised Stock Options                               *        Employee
      4/6/2005             -  Exercised Warrants - Additional Proceeds           $1,347,500  Convertible Note Holder turned
                                                                                                Stockholder
     4/12/2005        33,333  Exercised Warrants                                    $61,325  Convertible Note Holder turned
                                                                                                Stockholder
     4/15/2005         8,892  Exercised Stock Options                               *        Employee
     4/15/2005         8,527  Exercised Stock Options                               *        Employee
     4/15/2005         8,715  Exercised Stock Options                               *        Director
     4/15/2005         5,790  Exercised Stock Options                               *        Employee
     4/15/2005         6,151  Exercised Stock Options                               *        Employee
    4/ 27/2005        12,897  Exercised Stock Options                               *        Senior Vice President
      5/4/2005       174,790  Additional Shares Issued per Anti-dilutive                     Convertible Note Holder turned
                                Agreement                                           *            Stockholder
      5/6/2005       291,317  Additional Shares Issued per Anti-dilutive                     Convertible Note Holder turned
                                Agreement                                           *            Stockholder
     5/12/2005       103,950  Stock for Cash                                       $300,000  Investors
     5/12/2005       346,500  Stock for Cash                                     $1,000,000  Investors
     5/12/2005        86,667  Stock for Cash                                       $250,120  Investors
     5/12/2005        86,667  Stock for Cash                                       $250,120  Investors
     5/12/2005        17,325  Stock for Cash                                        $50,000  Investors
     5/12/2005        86,625  Stock for Cash                                       $250,000  Investors
     5/12/2005         6,930  Stock for Cash                                        $20,000  Investors
     5/12/2005        27,720  Stock for Cash                                        $80,000  Investors
     5/12/2005         3,333  Stock for Cash                                         $9,620  Investors
     5/12/2005         3,333  Stock for Cash                                         $9,620  Investors
     5/12/2005        34,650  Stock for Cash                                       $100,000  Investors
     5/12/2005        13,333  Stock for Cash                                        $38,480  Investors
     5/17/2005       650,000  Converted Preferred Series A                         $112,500  Preferred Series-A Shareholders
     5/27/2005        86,625  Stock for Cash                                       $250,000  Investors
     5/27/2005       250,000  Consulting Services                                  $905,000  Former Consultant - Corporation owned
                                                                                             by current Executive Vice President
      6/8/2005       350,000  Consulting Services                                  $969,500  Consultant/Legal Counsel
     6/13/2005        22,500  Shares Received as Converted Preferred Series A       *        Broker/Preferred Series-A Shareholders
     6/13/2005     2,444,167  Converted Preferred Series A Shares Received          *        Broker/Preferred Series-A Shareholders
                              as Broker Fee
     6/14/2005         4,353  Exercised Stock Options                               *        Employee
     6/27/2005        33,334  Sales Commissions                                    $100,000  Affiliate
     6/30/2005       170,000  Legal Services                                       $493,000  Consultant/Legal Counsel
      7/5/2005        14,815  Exercised Stock Options                               *        Consultant
      7/5/2005         8,334  Employment Signing Bonus                              $25,000  Employee of Sanswire
      7/5/2005         1,000  Services - Performance bonus                           $3,000  Employee of Sanswire
      7/5/2005           334  Services - Performance bonus                           $1,000  Employee of Sanswire
      7/5/2005           334  Services - Performance bonus                           $1,000  Employee of Sanswire
      7/5/2005           334  Services - Performance bonus                           $1,000  Employee of Sanswire
      7/5/2005           334  Services - Performance bonus                           $1,000  Employee of Sanswire
      7/5/2005           334  Services - Performance bonus                           $1,000  Employee of Sanswire
      7/5/2005           334  Services - Performance bonus                           $1,000  Employee of Sanswire
      7/5/2005           334  Services - Performance bonus                           $1,000  Employee of Sanswire
      7/5/2005           334  Services - Performance bonus                           $1,000  Employee of Sanswire
      7/5/2005           334  Services - Performance bonus                           $1,000  Employee of Sanswire
      7/5/2005           334  Services - Performance bonus                           $1,000  Employee of Sanswire
      7/5/2005           334  Services - Performance bonus                           $1,000  Employee of Sanswire
      7/5/2005           334  Services - Performance bonus                           $1,000  Employee of Sanswire
      8/5/2005        20,001  Sales Commissions                                     $37,402  Affiliate / Vendor
      8/5/2005        13,333  Sales Commissions                                     $24,933  Affiliate / Vendor
      9/6/2005        38,730  Equipment Purchase                                    $58,206  Affiliate / Vendor
      9/8/2005       100,000  Conversion of Preferred Series C to Common           $150,000  Relation to Investment
                              Stock                                                             Banker/Consultant
      9/8/2005       720,000  Conversion of Preferred Series C to Common         $1,080,000  Investment Banker / Consultant
                              Stock
      9/8/2005         3,166  Services - Performance bonus                           $4,750  Employee of Sanswire
      9/8/2005       133,334  Employment Signing Bonus                             $200,000  Employee
     9/13/2005        98,983  Employment Severance Agreement                       $177,400  Former Employee
     9/27/2005       185,185  Board Member Referral Fee                            $275,926  Consultant / Board Member
     9/30/2005     1,881,317  Converted Preferred Series A                         $270,000  Preferred Series-A Shareholders
     9/30/2005        36,667  Officer Salary Adjustment                             $55,000  Former President / Director
     9/30/2005        33,611  Officer Salary Adjustment                             $50,000  Former President / Director
     9/30/2005        12,500  Director Fees                                         $18,750  Former President / Director
     10/7/2005       350,000  Consulting Services                                  $458,500  Corporation Owned by Former Consultant
                                                                                              / Current Executive Vice President
     11/2/2005        28,201  Exercised stock options                               $53,300  Employee
    11/17/2005       500,000  Conversion of Preferred Series C                     $250,000  Chief Operating Officer
    11/28/2005         9,333  Exercised Warrants                                    $15,399  Stockholder / Warrant Holder
    11/28/2005         2,333  Exercised Warrants                                     $3,849  Stockholder / Warrant Holder
    11/28/2005        60,638  Exercised Warrants                                   $100,053  Stockholder / Warrant Holder
    11/28/2005         4,851  Exercised Warrants                                     $8,004  Stockholder / Warrant Holder
    11/28/2005        72,765  Exercised Warrants                                   $120,062  Stockholder / Warrant Holder
    11/28/2005         2,333  Exercised Warrants                                     $3,849  Stockholder / Warrant Holder
    11/28/2005        69,546  Exercised Warrants                                   $114,751  Stockholder / Warrant Holder
    11/29/2005        72,766  Exercised Warrants                                   $120,064  Stockholder / Warrant Holder
    11/30/2005        19,404  Exercised Warrants                                    $32,017  Stockholder / Warrant Holder
     12/1/2005       242,550  Exercised Warrants                                   $400,208  Stockholder / Warrant Holder
     12/2/2005        24,255  Exercised Warrants                                    $40,021  Stockholder / Warrant Holder
     12/2/2005        60,667  Exercised Warrants                                   $100,101  Stockholder / Warrant Holder
     12/5/2005        60,667  Exercised Warrants                                   $100,101  Stockholder / Warrant Holder
     12/8/2005     1,857,350  Conversion of Note Payable and Accrued Interest    $3,064,628  Convertible Note Holder turned
                                                                                                Stockholder
     12/8/2005       306,860  Conversion of Note Payable and Accrued Interest      $506,319  Convertible Note Holder turned
                                                                                                Stockholder
    12/16/2005       100,000  Exercised Warrants                                   $250,000  Stockholder / Warrant Holder
    12/19/2005       100,000  Exercised Warrants                                   $250,000  Stockholder / Warrant Holder
    12/21/2005        72,727  Exercised Warrants                                   $181,818  Stockholder / Warrant Holder
    12/22/2005        81,168  Travel Services                                      $125,000  Corporation Owned by Former Consultant
                                                                                              / Current Executive Vice President
    12/27/2005       291,961  Conversion of Note Payable and Accrued Interest      $481,736  Convertible Note Holder turned
                                                                                                Stockholder
    12/31/2005    12,931,334  Conversion of Preferred Series B                   $8,435,200  Preferred Stockholder
    12/31/2005       308,712  Conversion of Note Payable and Accrued Interest      $509,375  Convertible Note Holder turned
                                                                                                Stockholder
    12/27/2005        21,429  Officer Salary                                        $60,000  Chief Executive Officer / Director
    12/27/2005        19,643  Officer Salary                                        $55,000  Chief Financial Officer
    12/27/2005         9,821  Officer Salary                                        $27,500  Corp. Secretary / Director
    12/27/2005        19,643  Officer Salary                                        $55,000  Chief Operating Officer
    12/27/2005        19,643  Officer Salary                                        $55,000  Chief Technology Officer
    12/27/2005        19,643  Officer Salary                                        $55,000  Former Chief Operating
                                                                                                Officer / Director
    12/27/2005         9,821  Officer Salary                                        $27,500  Senior Vice-President of Finance

* The valuation amounts of the above common stock transactions are based on the amounts that common stock and related additional paid-capital were increased (decreased) upon recording of each transaction. For exercises of stock options, no values are indicated, whereas the options were valued and the additional paid-in capital account was increased upon the original issuance (grant) of the options and no additional charges were recorded upon exercise of the options. For conversions of preferred stock, the valuation indicated is the recorded amount of the preferred stock upon original issuance of the preferred shares, which amount was reclassified to common stock and related additional paid-in capital upon conversion. Where preferred stock was originally issued for broker's fees (instead of cash) and, accordingly, no monetary compensation was received or recorded by the Company for the preferred shares issued, the listed common stock valuation is also zero.

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

For other issuances of shares during the periods described above, the Company-issued restricted shares (Rule 144) of its common stock to consultants and officers for services to the Company. Through December 31, 2004, issuance of restricted shares (Rule 144) were valued, due to limitations in current marketability, by the Company based upon half of the average bid and asked price of the Company's shares on the date of issuance, unless the services provided were valued at another amount as agreed upon between the parties.

Effective January 1, 2005, the Company adopted the policy of valuing all shares of common stock issued in consideration for services at the closing price of the shares on the date of issuance or date of Board approval or agreement, if
earlier,   regardless  of  whether  the  shares  are  issued  or  restricted  or free-trading, except for instances where the closing price is based on contractual agreements.

Shares issued (retired) for loan collateral were recorded at par value.

NOTE 25. STOCK OPTIONS

During the year ended December 31, 2003, the Company issued the following options to acquire Common stock, all of which share amounts below are pre-split:

Date Issued              Shares   Consideration           Valuation   Relationship
------------------   ----------   --------------------   ----------   -----------------------
September 26, 2003    2,206,667   Satisfaction of debt       33,100   Former President

September 26, 2003   17,600,000   Accrued salary            264,200   Former President

September 26, 2003    8,944,467   Accrued salary            134,167   Chief Executive Officer

September 26, 2003    7,444,467   Accrued salary            111,667   Chief Operating Officer

September 26, 2003    7,444,467   Accrued salary            111,667   Chief Financial Officer

September 26, 2003    4,111,133   Accrued salary             61,667   Controller

December 18, 2003     6,666,667   Officer salary            100,000   Former President

December 18, 2003     5,333,333   Officer salary             80,000   Chief Operating Officer

December 18, 2003     3,333,333   Salary                     50,000   Former Controller

December 18, 2003     1,000,000   Officer salary             15,000   President

December 18, 2003     1,666,667   Accounting services        25,000   Accountants

December 18, 2003     2,666,667   Network services           40,000   Vendor

According to option agreements in connection with the above shares, the option prices were the lower of $ .015 (pre-split) per share or one-half of the closing market price on the last reported sale or closing price on the date of the agreement. The above options were issued at $.015 (pre-split) per share.

The above option shares were issued in "cashless exercises". Accordingly, the option shares actually issued were reduced by the number of shares required to pay for the options as $ .015 (pre-split) per share.

All of the above stock options were subsequently exercised in January 2004.

During the year ended December 31, 2004, the Company issued the following options to acquire Common stock, all of which share amounts below are pre-split:

Date Issued             Shares   Consideration                    Valuation   Relationship
-----------------   ----------   -----------------------------   ----------   --------------------------------------------
December 31, 2004      479,778   Accrued Board Member Stipends       18,750   Chief Executive Officer/Director

December 31, 2004      479,778   Accrued Board Member Stipends       18,750   Director (COB)/Former Consultant

December 31, 2004      479,778   Accrued Board Member Stipends       18,750   Chief Operating Officer/Director

December 31, 2004      479,778   Accrued Board Member Stipends       18,750   Director/Former President

December 31, 2004      479,778   Accrued Board Member Stipends       18,750   President/Director/Former Consultant

December 31, 2004      479,778   Accrued Board Member Stipends       18,750   Director/Former President of Subsidiary

December 31, 2004      479,778   Accrued Board Member Stipends       18,750   Director

December 31, 2004      359,833   Accrued Board Member Stipends       14,065   Chief Financial Officer

December 31, 2004    4,444,444   Bonus                              200,000   Chief Executive Officer/Director

December 31, 2004    3,888,889   Bonus                              175,000   Chief Financial Officer

December 31, 2004    3,888,889   Bonus                              175,000   Chief Operating Officer/Director

December 31, 2004      694,444   Bonus                               31,250   Chief Technology Officer/Former Consultant

December 31, 2004      833,333   Bonus                               37,500   Senior Vice-President

December 31, 2004    2,777,778   Bonus                              125,000   President/Director/Former Consultant

December 31, 2004    1,444,444   Bonus                               65,000   Employee

December 31, 2004    2,444,444   Bonus                              110,000   Employee

December 31, 2004      670,556   Bonus                               30,175   Employee

December 31, 2004      530,556   Bonus                               23,875   Employee

December 31, 2004      500,000   Bonus                               22,500   Employee

December 31, 2004      412,720   Bonus                               18,572   Employee

December 31, 2004      523,144   Bonus                               23,541   Employee

December 31, 2004       88,040   Bonus                                3,962   Employee

December 31, 2004      281,250   Bonus                               12,656   Employee

December 31, 2004       61,040   Bonus                                2,747   Employee

December 31, 2004       68,000   Bonus                                3,060   Employee

December 31, 2004       20,000   Bonus                                  900   Employee

December 31, 2004      550,922   Bonus                               24,791   Employee of Subsidiary

December 31, 2004       83,333   Bonus                                3,750   Former Employee of Subsidiary

December 31, 2004      374,078   Bonus                               16,834   Employee of Subsidiary

December 31, 2004      574,533   Bonus                               25,854   Employee of Subsidiary

December 31, 2004      397,456   Bonus                               17,886   Former Employee of Subsidiary

December 31, 2004      277,778   Bonus                               12,500   Employee of Subsidiary

December 31, 2004      133,333   Bonus                                6,000   Employee of Subsidiary

December 31, 2004      116,667   Bonus                                5,250   Employee of Subsidiary

December 31, 2004      185,189   Bonus                                8,334   Employee of Subsidiary

December 31, 2004      222,222   Amount owed for services            10,000   Accountant

December 31, 2004   31,519,878   Officer Stock Option Grant       1,418,394   Chief Executive Officer / Director

December 31, 2004   21,013,252   Officer Stock Option Grant         945,596   Chief Operating Officer / Director

December 31, 2004   15,759,939   Officer Stock Option Grant         709,197   Chief Financial Officer

December 31, 2004   10,506,626   Officer Stock Option Grant         472,798   Director/Former President

December 31, 2004   10,506,626   Officer Stock Option Grant         472,798   President / Director / Former Consultant

December 31, 2004   10,506,626   Officer Stock Option Grant         472,798   Chief Technology Officer / Former Consultant

According to option agreements in connection with the above shares, the option prices were the lower of $0.675 ($ .045 pre-split) per share or one-half of the closing market price on the last reported sale or closing price on the date of the agreement. The above options that were exercised were issued at $0.675 ($ ..045 pre-split) per share.

During the year ended December 31, 2005, the Company issued the following options to acquire Common stock, all of which shares are stated in post-split amounts:

Date Issed      Shares           Consideration           Valuation    Relationship
----------    ---------   ----------------------------   ----------   -------------------------------------------------
 9/27/2005       81,481   Additional stock options per   $   55,000   Former President / Director settlement agreement.
 9/27/2005    1,542,176   Settlement Agreement           $1,256,873   Consultant / Affiliate of Former President
 12/9/2005       37,500   Director Bonus                 $   55,875   Former Director
 12/9/2005       30,000   Director Severance             $   29,700   Former Director
12/31/2005    2,945,763   Officer Stock Option Grant     $1,988,390   Chief Executive Officer / Director
12/31/2005    1,963,842   Officer Stock Option Grant     $1,325,593   Chief Operating Officer /Director
12/31/2005    1,472,882   Officer Stock Option Grant     $  994,195   Chief Financial Officer
12/31/2005      490,961   Officer Stock Option Grant     $  331,398   Director/Former President
12/31/2005      981,921   Officer Stock Option Grant     $  662,797   Chief Technology Officer /Former Consultant
12/31/2005      981,921   Officer Stock Option Grant     $  662,797   Chief Operating Officer
12/31/2005    2,454,803   Officer Stock Option Grant     $4,394,097   Director

The above scheduled stock options include only those recorded at intrinsic value (see Note 1 above). Other stock options with no intrinsic value (i.e., not discounted) are discussed below, but are not required to be recorded in the financial statement.

EXECUTIVE STOCK OPTIONS PLAN

In May 2004, the board of directors approved an Officers' Stock Option Grant Plan, pursuant to which certain officers are entitled to receive stock options, for each of three years, beginning in 2004 (Year 1). The annual number of option shares to be issued will be equal to amounts that, after the exercise of such options, would affect ownership of various percentages of the total shares then issued and outstanding. The following officers received options for restricted shares in the following percentages: CEO - 3% in each of the three years (total 9%); COO - 2% in each of the three years (total 6%), CFO - 2.0% in Year 1 and 1.5% in each of the following years (total 5.0%), Director and former President
- 1.0% in Year 1 and .5% in each of the following years (total 2%), current President - 1% in each of the three years (total 3%), and CTO - 1% in each of the three years (total 3%). The recipient's rights to the options will are fully vested as of December 31, 2004, although compensation expense is recorded at the completion of each year. The total of 6,654,166 (99,812,946 pre-split) option shares issuable for 2004. The stock options are exercisable at the lower of $
0.675 ($.045 pre-split) per share, based on one-half of the average closing market price for the shares during the ten day period prior to the vesting date of December 31, 2004, or 50% of the closing market price on the date of exercise.

In addition to the above parties, the Corporate Secretary / general counsel and the Senior Vice-President were awarded 1% and 2%, respectively, of the total shares outstanding, at the fair market value of the Company's stock on the date the options were granted. Also, a board member, Randolph Dumas, was awarded 2.5% of the total shares outstanding, exercisable at $1.79 per share at the date of issuance. A total of 13,992,374 options shares were granted for 2005.

STOCK OPTION BONUS PLANS

In December 2004, the Company established its 2004 Stock Option Bonus Plan, wherein the board of directors authorized the issuance of stock options for restricted shares totaling 1,765,832 (26,487,483 pre-split) shares to the officers and employees of the company as payment of accrued bonuses through December 31, 2004. The stock options are exercisable at the lower of $0.675 ($.045 pre-split) per share, based on one-half of the average closing market price for the shares during the ten-day period prior to the vesting date of December 31, 2004, or 50% of the closing market price on the date of exercise.

In December 2004, the board of directors authorized the issuance of stock options for restricted shares totaling 247,885 (3,718,279 pre-split) shares to the directors of the company as payment of accrued board members' stipends through December 31, 2004. The stock options are exercisable at the lower of $0.5865 ($.0391 pre-split) per share or 50% of the closing market price on date of exercise.

In November 2005, the Company established its 2005 Stock Option Bonus Plan, wherein the board of directors authorized the issuance of stock options for restricted shares totaling 1,509,180 (post-split) shares to the officers and employees of the company as payment of accrued bonuses through December 31, 2005. The stock options are exercisable at $2.12, based on the closing market price of the Company's free-trading shares on the date the options were granted. Through the date of this report, none of these options have been exercised.

During 2005, the board of directors authorized the issuance of stock options for restricted shares totaling 199,490 (post-split) shares to the directors of the company as board members' compensation for services through December 31, 2005. The stock options are exercisable at various amounts, ranging from $1.99 to $4.35 per share, based on the closing market price of the Company's free-trading shares on the date the options were granted, except for a now former director who was issued 37,500 and 30,000 (post-split) options shares at $1.49 and $0.99, respectively. Through the date of this report, none of these options have been exercised.

All of the options granted during 2005, unless otherwise discounted as noted above, were exercisable based on the closing market price of the Company's free-trading shares. Accordingly, whereas through December 31, 2005 the Company expenses stock options only at intrinsic value (per APB 25 - see Note 1 above), no expense was recorded for shares exercised based on the closing price of the Company's free-trading shares at the date granted.

2004 STOCK OPTIONS EXERCISED IN 2005

During 2005, a total of 1,785,490 (26,782,350 post-split) of the above options shares were exercised and issued (net of shares used to pay for "cashless" options"), with payment in cash and common stock subscriptions receivable totaling $92,906, pursuant to the 2004 Stock Option Bonus Plan, the Officers' Stock Option Grant Plan, and for accrued board members' stipends, and, furthermore, these shares were registered by the Company's filing a Form S-8 registration statement. The number of shares registered were allocated to the individuals exercising the options based a ratio of the number of options held by each individual to the total number of options held by all individuals.


NOTE 26 - PREFERRED STOCK

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

The Company had $1,200,000 subscribed as of December 31, 2003, and had received $717,140 ($1,200,000 less related expenses of $107,860 and $375,000 of subscriptions receivable). The full amount of $2,500,000 had been subscribed as of January 31, 2005, and the $2,250,000 ($2,500,000 total less 10% commission) had been received as of February 6, 2005.

During 2004, preferred shareholders converted a total 153,500 shares into 10,642,666 (159,640,000 pre-split) of the Company's common stock, based on conversation ratio of 1,040 common shares for each preferred share owned, in accordance with the formula described above. The Company had remaining 96,500 Series A Preferred Shares issued and outstanding, representing $697,500 subscribed, as of December 31, 2004. During 2005, the preferred shareholders converted a total all of the remaining 96,500 Series A Preferred shares into 8,911,651 (pre-split) shares of the Company's common stock.

SERIES B

On April 27, 2004, the Company agreed to sell 1,000 shares of Series B Preferred Stock of GlobeTel Communications Corp. (GTE) to Caterham Financial Management, Ltd., a Malaysian company (Caterham), for a total investment of $15 million. The Company intended to use $5 million of this investment for working capital and $10 million to purchase two Stored Value Card Data switches.

The agreement was later modified so that the total number of shares is 35,000 for the same investment convertible into the same amount of common stock as agreed upon on April 27, 2005.

With respect to the $5 million in working capital, Caterham had agreed to advance $1 million to GlobeTel Communications on May 7, July 1, September 1, November 1 and December 31 of 2004. The Agreement provides that Caterham has a 10 day grace period, in which to make any scheduled payments. With respect to the Master Card Data switches, Caterham has agreed to advance an aggregate of $5 million to GlobeTel Communications to purchase a Stored Value Card Data Switch, which will be located in Miami, Florida and subsequently a second switch will be installed in the Company's Hong Kong operations.

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

Beginning on the first anniversary after the first closing date and expiring two years thereafter, Caterham and its nominees may convert (in whole or in part) its Series B Preferred Stock into GlobeTel common stock. Each 1,000 share increment of Series B Preferred Stock, as a class, issued to Caterham and its nominees shall be convertible into that number of shares of the Company's common stock equal to 1% of GlobeTel then issued and outstanding shares (the "Aggregate Conversion Shares") as determined on the date in which Caterham, or one of its nominees, first converts its Series B Preferred Stock into the Company's common stock (the "First Conversion Date"). In March 2005, the Company and Caterham amended the agreement to revise conversion rights to provide issuance of 369,467 (5,542,000 pre-split) shares of GlobeTel common stock. Each holder of the Series B Preferred Stock will receive shares of GlobeTel aggregate conversion shares based on his pro-rata ownership of the Series B Preferred Stock. Three years after the first closing date, all of the shares of GlobeTel's Series B Preferred Stock which have not converted into GTEL common stock will be automatically converted into shares of GlobeTel's common stock.

The Company had subscribed and received $3,350,000 as of December 31, 2004 (net of $11.5 million of subscriptions receivable). A total of $2,850,000 was received from Caterham; an amount representing $500,000 was issued to Charterhouse in settlement of outstanding obligations (see Note 10 above). In addition an amount representing $150,000, was issued as a broker's fee.

In January 2005 an additional $250,000 was received from Caterham. The remaining amount of the subscription receivable was subsequently received during 2005 in the form of $4,835,200 of telecommunication equipment - the data switch in connection with the Stored Value Card program.

In December 2005, the Company entered into an agreement with Caterham wherein all 35,000 Series A Preferred shares were converted into 12,931,334 post-split shares of GlobeTel common stock in full settlement of all obligations of the parties.

SERIES C

On April 27, 2004, the Company agreed to sell 1,000 shares of Series C Preferred Stock of GlobeTel Communications Corp. ("GTE") to Tim Ingram, a Hong Kong based investment banker, for a total investment of $1 million. The Company intended to use this $1 million investment for working capital and purchase of equipment necessary to expand the Company's Stored Value Card Programs.

On July 30, 2004, the Company filed a Certificate of Designation for Series C Preferred Stock with the State of Delaware.

Provided that the preferred shares have not been converted, the holders of the Series C Preferred Stock, voting as a group, will have voting rights equal to the current conversion share amount at the time of the vote of GTE's authorized shares of common stock for a period of three years from the first closing date.

For a period of one year after the first closing date, the Series C Preferred Stock shall not be convertible into shares of GlobeTel Communications common stock. Beginning on the first anniversary of the first closing date and for a period of two years thereafter, Tim Ingram may convert (in whole or part) its Series C Preferred Stock into GlobeTel Communications common stock. Each 1,000 shares of Series C Preferred Stock will represent 2% of the GlobeTel Communications common in their converted state. The Series C Preferred Stock shall be convertible in at least 100 share increments, each increment, at the time of conversion, will represent one tenth of 2% of the issued and outstanding shares of GlobeTel Communications common stock. On the third anniversary of the First Closing Date, all shares of Series C Preferred Stock owned by Tim Ingram will automatically be converted into GlobeTel Communications common stock (to the extent such shares have not been converted into common stock prior to this date). Except for the aforementioned voting rights and conversion rights, each share of Series C Preferred Stock shall have rights that are identical to that of GlobeTel Communications' common stock.

Ingram agreed to advance $1 million to GlobeTel Communications on or before June 25, August 25, October 25 and December 25, 2004. Mr. Ingram advanced $250,000 to the Company on June 25, 2004 as agreed, and 250 shares of Series C Preferred Stock were issued. Subsequently, Mr. Ingram notified the Company that he will not be funding the remaining $750,000 and instead agreed to assign the remaining amount to other groups wanting to invest in the Company. In December 2004, Mr. Ingram converted his preferred shares into 151,515 (2,272,727 pre-split) common shares, recorded at the then current market price of $1.65 ($ .11 pre-split) per common share, for a total of $250,000.

On August 20, 2004, the Company agreed to sell 500 shares of Series C Preferred Stock of GlobeTel Communications Corp. ("GTE") to Paul E. Taboada for a total investment of $500,000. Mr. Taboada, an individual investor, has also been providing consulting services for the Company for over four years. The Company is using this $500,000 investment for working capital and purchase of equipment for Sanswire Networks, LLC, necessary to launch the prototype of the Stratellite.

The purchase price was payable in five (5) installments of $100,000, payable no later than August 30, 2004, September 30, 2004, October 30, 2004, November 30, 2004, and December 30, 2004. The Purchaser has a three-day cure period to remit the monthly payments. As of December 31, 2004, the Company has received the full $500,000 as agreed upon.

In September 2005, Mr. Taboada converted all 500 shares of Series C Preferred Stock into 820,000 (12,300,000 pre-split) shares of the Company's common stock based on 1% of the then outstanding total of the Company's common stock, as agreed upon by the parties.

On October 22, 2004, the Company agreed to sell 250 shares of Series C Preferred Stock of GlobeTel Communications Corp. ("GTE") to Lawrence Lynch for a total investment of $250,000. Mr. Lynch, an individual investor, is also the current Chief Operating Officer of the Company. The Company used this $250,000 investment for working capital and purchase of equipment necessary to expand the Company's stored value card programs.

In November 2005, Mr. Lynch converted all 250 shares of Series C Preferred Stock into 500,000 (7,500,000 pre-split) shares of the Company's common stock.

As of December 31, 2005, the there were no subscriptions receivable for Series C preferred stock, all shares were converted into Company common stock, and the Company does not anticipate issuing any additional shares in connection with this preferred stock series.

SERIES D

On July 28, 2004, the Company agreed to sell 1,000 shares of Series D Preferred Stock of GlobeTel Communications Corp. ("GTE") to Mitchell A. Siegel, former Chief Operating Officer and current Vice President and Director of the Company. The Company intends to use $1 million of this investment for working capital and purchase of equipment necessary to expand the Company's stored value card programs.

Mitchell A. Siegel agreed to advance $1 million to GTEL in four (4) quarterly installments beginning August 2004. The agreement was subsequently modified for the installment period to be semi-annual and to begin in October 2004. Mr. Siegel has remitted the initial $250,000, and in June 2005, remitted the second $250,000.

The Certificate of Designation for the Series D Preferred Stock was filed with the State of Delaware on July 30, 2004.

Provided that the preferred shares have not been converted, the Holders of the Series D Preferred Stock, voting as a group, will have voting rights equal to the current conversion share amount at the time of the vote of GTE's authorized shares of common stock for a period of three years from the first closing date.

For a period of two years after the first closing date, the Series D Preferred Stock shall not be convertible into shares of GTE common stock. Beginning on the second anniversary of the first closing date and for a period of one year thereafter, Mitchell A. Siegel may convert (in whole or part) its Series D Preferred Stock into GTE common stock. The 1000 shares of Series D Preferred Stock will represent 2% of the GTE common in their converted state. The Series D Preferred Stock shall be convertible in at least 100 share increments, each increment, at the time of conversion, will represent one tenth of 2% of the issued and outstanding shares of GTE common stock. On the third anniversary of the first closing date, all shares of Series D Preferred Stock owned by Mitchell
A. Siegel will automatically be converted into GTE common stock (to the extent such shares have not been converted into common stock prior to this date). Except for the aforementioned voting rights and conversion rights, each share of Series D Preferred Stock shall have rights that are identical to that of GTE's common stock.

The Company expects to receive the remaining $500,000 in stock subscriptions receivable from Mr. Siegel in the near term.


NOTE 27. SEGMENTS AND RELATED INFORMATION

During the year 2001, the Company adopted FASB Statement No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information," which changes the way the Company reports information about its operating segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment sales prices are market based. The Company evaluates performance based on operating results of the respective business units, segregated into telecommunications services (international wholesale carrier traffic, networks, prepaid calling services, internet telephony, stored value services and Super Hubs(TM) and the Sanswire Stratellite project. The "Unallocated" column includes expenses incurred by and net other income realized by the parent corporation, GlobeTel, including corporate operating expenses, not specifically allocated to either operating segment.

2005                                             TELECOM        SANSWIRE      UNALLOCATED        TOTALS
-------------------------------------------   ------------    ------------   ------------    ------------
Revenues Earned                               $ 81,135,194              --    $      8,644    $ 81,143,838
Cost of Revenue Earned                          80,721,806              --           8,335      80,730,141
                                              ------------    ------------    ------------    ------------
GROSS MARGIN(LOSS)                                 413,388              --             309         413,697
                                              ------------    ------------    ------------    ------------
Expenses                                         2,355,398       4,300,866      23,970,231      30,626,495
Loss Before Other Income (Expense) and
Income Taxes                                    (1,942,010)     (4,300,866)    (23,969,922)    (30,212,798)
Other Income (Expenses)                         (1,740,594)             --              (3)     (1,740,597)
                                              ------------    ------------    ------------    ------------
Loss Before Income Taxes                        (3,682,604)     (4,300,866)    (23,969,925)    (31,953,395)
                                              ------------    ------------    ------------    ------------
Income Taxes                                            --              --              --              --
                                              ------------    ------------    ------------    ------------
NET LOSS                                      ($ 3,682,604)   ($ 4,300,866)   ($23,969,925)   ($31,953,395)
                                              ------------    ------------    ------------    ------------

2004                                             TELECOM        SANSWIRE     UNALLOCATED          TOTALS
-------------------------------------------   ------------    ------------    ------------    ------------
Revenues Earned                               $ 28,996,213              --              --    $ 28,996,213

Cost of Revenue Earned                          29,187,414              --              --      29,187,414
                                              ------------    ------------    ------------    ------------
GROSS MARGIN(LOSS)                                (191,201)             --              --        (191,201)
                                              ------------    ------------    ------------    ------------
Expenses                                           901,076         746,827      11,202,347      12,850,250
Loss Before Other Income (Expense) and
Income Taxes                                    (1,092,277)       (746,827)    (11,202,347)    (13,041,451)
Other Income (Expenses)                           (379,511)                        254,093        (125,418)
                                              ------------    ------------    ------------    ------------
Loss Before Income Taxes                        (1,471,788)       (746,827)    (10,948,254)    (13,166,869)
                                              ------------    ------------    ------------    ------------
Income Taxes                                            --              --              --              --
                                              ------------    ------------    ------------    ------------
NET LOSS                                      ($ 1,471,788    ($   746,827)   ($10,948,254)   ($13,166,869)
                                              ============    ============    ============    ============


NOTE 28 - SUBSEQUENT EVENTS

In January 2006, investors exercised all of the outstanding 2,727,273 Class A Warrants at $2.50 per share for gross proceeds of $6,818,183. The Company also agreed to issue the investors a total of 1,935,606 new warrants with an exercise price of $4.00 per share, and the warrants expire on August 31, 2008.

On March 23, 2006, the Company announced that J. Randolph Dumas, Vice Chairman, has been elected Chairman of the Board of Directors, succeeding Sir Christopher Meyer, who remains with the Company as Chairman of the GlobeTel International Advisory Board.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 8A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2005, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

This includes a strict adherence to the Foreign Corrupt Practices act, an updated and enhanced Code of Conduct and Business Ethics as well as its Corporate Governance Statement. We have made significant changes in the Company's internal controls that have affected the internal controls subsequent to the date of the evaluation. We have established a financial reporting controls committee, which meets quarterly to address corporate financial issues. We have added two more employees to its accounting staff, including an experienced full-time Controller and Accountant. Additionally, we have purchased a financial reporting software tool to help analyze financial data and to expedite the consolidation and reporting process. We have purchased a new integrated accounting system which will be implemented during the first quarter of 2006. In addition, the Company hired a consultant to perform an internal control review for the purpose of evaluating the Company's internal controls. As a result, additional controls and procedures were implemented. The Company has also restructured departmental responsibilities and instituted a budgeting process.


ITEM 8B. OTHER INFORMATION

BOARD APPOINTMENTS AND RESIGNATIONS

On August 30, 2005, Leigh Coleman, a director of the Company, resigned effective August 18, 2005. There were no disputes with the Company.

The Board of Directors appointed Jonathan Leinwand to the Board of Directors effective August 18, 2005. Mr. Leinwand is also our general counsel.

On September 16, 2005, the Company named Sir Christopher Meyer, KCMG, as Chairman of its Board of Directors. The appointment of Sir Christopher, 61, increased the number of independent Directors to three among a total of seven Board members.

On October 7, 2005, Przemyslaw Kostro resigned as a director of the Company. Mr. Kostro had no disputes with the Company.

On November 29, 2005, Mr. J. Randolph Dumas was appointed to the position of Executive Vice Chairman and Director. In this new function, Mr. Dumas will be expanding on his previous role as a joint venture partner in Sanswire Europe.

On December 8, 2005, Ms. Laina Raveendran Greene, a director of the Company, resigned her position on the Board of Directors effectively immediately, for personal reasons. Ms. Greene had no disputes with the Company.

On January 5, 2006, the Company announced the appointment of Michael P. Castellano to the Board of Directors. As an independent director, Mr. Castellano will fulfill the role as Chairman of GlobeTel's Audit Committee as a qualified financial expert under Sarbanes-Oxley. He will also serve on GlobeTel's Compensation and Nominating Committees.

On January 11, 2006, the Company announced the appointment of Dorian B. Klein to its Board of Directors. Mr. Klein also serves on GlobeTel's Audit, Compensation and Nominating Committees.

On February 17, 2006, the Company announced that Sir Christopher Meyer, its Non-Executive Chairman, had requested a change in his status, effective March 19, 2006, to that of an Independent Director. As a result of his current professional obligations and commitments in the U.K., Sir Christopher had advised the Board that he felt unable to commit the time to the Chairmanship of GlobeTel that the company's shareholders had the right to expect.

On March 20, 2006, Sir Christopher Meyer elected to step down completely from GlobeTel's Board, after further considering the time that he had available to devote to the Company.

On March 23, 2006, the Company announced that J. Randolph Dumas, Vice Chairman, has been elected Chairman of the Board of Directors, succeeding Sir Christopher Meyer, who remains with the Company as Chairman of the GlobeTel International Advisory Board.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name                      Age    Position                             Term
---------------------     ---    ----------------------------------   --------
J. Randolph Dumas          59    Executive Vice Chairman              One Year
Dorian Klein               47    Director                             One Year
Kyle McMahan               48    Director                             One Year
Michael P. Castellano      64    Director                             One Year
Timothy M. Huff            41    Chief Executive Officer & Director   One Year
Mitchell A. Siegel         59    Vice President & Director            One Year
Jonathan Leinwand          35    Secretary to the Board, Director     One Year
Thomas Y. Jimenez          47    Chief Financial Officer              One Year
Lawrence Lynch             54    Chief Operating Officer              One Year
Joseph Seroussi            56    Chief Technical Officer              One Year
Steven King                38    Senior Vice President                One Year

All directors hold office until the next annual meeting of our stockholders and until their successors have been elected and shall qualify. Officers serve at the discretion of our Board of Directors.

Sir Christopher Meyer, Chairman, was first elected to the Board of Directors in September 2005. Sir Christopher joined the British Diplomatic Service where he quickly rose through the ranks through a succession of increasingly responsible positions in key countries around the world, starting in Moscow, and then Madrid and later, in London, where he served as Head of the Soviet Section of the Foreign Office. He then became Chief Speech Writer to the Foreign Secretary, working for three Foreign Secretaries: Lord James Callaghan (later Prime Minister); Anthony Crosland; and Lord David Owen. From there, Sir Christopher was posted to Brussels where he was active in the UK's representation to the European Union (EU) specializing in trade policy and later returned to Moscow in 1982 as Political Counselor. Upon returning to London, he was appointed to the position of Foreign Office Spokesman and Press Secretary to the Foreign Secretary (similar to the U.S. Secretary of State), later Lord Geoffrey Howe of Aberavon. From 1988-1989, Sir Christopher was a Visiting Fellow at Harvard University's Centre for International Affairs and, upon completion, was named Minister for Trade Policy in Washington D.C. Shortly thereafter, he was appointed Deputy Head of Mission at the Embassy in Washington. Upon returning to London, he served two years as Government Spokesman and Press Secretary to then-Prime Minister, John Major, prior to his appointment as U.K. Ambassador to the Federal Republic of Germany in Bonn. In 1997, Sir Christopher was appointed Ambassador to the U.S., the most senior position in the U.K. Diplomatic Service, where he served until 2003, the longest single tenure since World War II.

On March 20, 2006, Sir Christopher Meyer elected to step down completely from GlobeTel's Board, after further considering the time that he had available to devote to the Company. However, on March 23, 2006, Sir Christopher Meyer decided to accept a new role as Chairman of the Company's newly-formed International Advisory Board.

On March 23, 2006, the Company announced that J. Randolph Dumas, Vice Chairman, has been elected Chairman of the Board of Directors, succeeding Sir Christopher Meyer, as of March 20, 2006.

J. Randolph Dumas, Vice Chairman, became the Managing Partner of Sanswire Europe, a partnership with Sanswire LLC, in July 2005. Having joined GlobeTel in November 2005, he has served as a member of the Board of Directors of GlobeTel Communications since December 2005. Mr. Dumas served as a Naval Aviation Officer during the Viet Nam War Era and, later, served as a briefing officer within the Central Intelligence Agency in Washington D.C. before attending The Wharton School where he completed his MBA degree in finance in 1977. Currently, a resident of London, England - he has lived and worked in Europe for the past 25 years. He became a senior Managing Director at Salomon Brothers International Limited where he was responsible for the firm's European corporate finance, mortgage securities and real estate investment banking businesses for a number of years. Subsequently, Mr. Dumas founded and became the Managing Partner of two prominent private equity firms: Dumas West & Co. (a 50:50 partnership with the "Baby Bell" telecommunications company, US West) and Rubikon Partners, a firm focusing on European leveraged buyouts founded by Mr. Dumas, Dr. Henry Kissinger, Thomas F. McLarty III (President Clinton's Chief of Staff) and Leo A. Daly III. Mr. Dumas has had extensive experience working in virtually every business sector and in every country within Europe, Asia and in much of the Middle East. He maintains strong relationships in these countries at the highest levels.

Michael P. Castellano is a certified public accountant with more than 40 years of experience in the financial sector. His distinguished career includes executive positions in corporate accounting, finance, and administration at renowned companies such as Avis, Inc., E.F. Hutton, Inc., and Fidelity Investments. At Fidelity, he held the positions of Vice President and Corporate Controller and was later appointed Senior Vice President and Chief Accounting Officer of the Fidelity Institutional Group. Later assignments included the positions of Executive Vice President and Chief Administrative Officer at Kobren Insight Group where he became a member of the Board of Directors in 1997. He was also a director and head of the Audit Committee for Puradyn Filter Technologies from 2001 through 2005 and ResortQuest International, a New York Stock Exchange listed property management company, from 2002 until November 2003 when it was acquired by Gaylord Entertainment. Mr. Castellano currently serves as a director and chairman of the Audit Committees of Sona Mobile and Sun Capital Advisers Trust.

Dorian Klein has more than 25 years of professional experience in international finance and investments. He has a distinguished record as an investment banker having worked for more than 20 years in New York, London and Tokyo, including roles as Managing Director and Head of European Structured and Principal Finance at Merrill Lynch in London and as Managing Director and Head of Asset Finance at Bankers Trust in London. He also headed the Tokyo office of a highly successful boutique investment bank that he co-founded with his colleagues from Paine Webber during the 80s. During his career as an international investment banker, Mr. Klein structured or executed more than 500 complex securities transactions, in both public and private markets, involving every type of debt and equity security. Mr. Klein is currently the Managing Partner of Rubikon Partners, a private equity firm specializing in mid-cap European buy-ins and buy-outs, which he co-founded together with Dr. Henry Kissinger, the Hon. Thomas McLarty, Leo A. Daly and J. Randolph Dumas. He has also been a private investor in several European technology companies, including several in fields which are directly relevant to the business strategy of GlobeTel. Mr. Klein is also currently on the Boards of Investitori Associati (the largest Italian private equity fund) and Holding.com (a Dutch company with high-tech holdings throughout Europe). Mr. Klein is an alumnus of Yale University (BA in Mathematics) and the Harvard Business School (MBA in Finance).

Kyle McMahan has served on our Board of Directors since May 2005. From 1989 to 2003, Mr. McMahan served as Chief Executive Officer of Southern Mortgage
Reporting, Inc., a credit-reporting agency. From April 2001 through September 2003, he served as chairman of INFO 1 Co., Inc., a company that organized, planned and financed the startup of new businesses in the credit reporting industry. Mr. McMahan has served as a board member of The Mortgage Bankers Association of Georgia and The National Credit Reporting Association. He has been nominated to serve on the Company's Board of Directors in accordance with the terms of the Company's asset purchase agreement with Sanswire Technologies, Inc.

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

Mitchell A. Siegel, Director, Senior Vice President, has served in this capacity since August 2004. Previously he held the position of Chief Executive Officcer, Vice President and as a member of the Board of Directors since May 2002. Since 1996, he was a consultant to Global Transmedia Communications Corporation and was instrumental in defining our role as a licensed telecommunications company. Mr. Siegel graduated from American University, holding a Bachelors Degree in Business Administration and has completed Masters Degree courses in finance at City College of New York - Bernard Baruch School of Finance.

Mr. Leinwand joined GlobeTel as General Counsel in June 2005 and became a director in August 2005. Prior to joining Globetel, he was in private practice since 1996 concentrating in the areas of corporate and securities law, representing a number of public companies. As part of his practice, Mr. Leinwand also served as a deal-maker for several US and foreign corporations arranging strategic alliances and funding both in the US and abroad. Mr. Leinwand graduated from the University of Miami with honors degrees in Political Science and Communications and graduated cum laude from the University of Miami School of Law.

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

The audit committee consists of three directors of which one, Michael Castellano, is a financial expert under Sarbanes-Oxley and the two directors, Dorian Klein and Kyle McMahan are independent directors. Mr. Castellano also fulfills an important role as Chairman of GlobeTel's separately designated Audit Committee. Mr. Castellano succeeds Laina Raveendran Greene, who stepped down from the Board in December 2005 for personal reasons.


ITEM 10. EXECUTIVE COMPENSATION.

----------------------------------------------------------------------------------------

                                                      ANNUAL COMPENSATION
             (a)                 (b)        (c)             (d)              (e)
------------------------------- ------- -------------- --------------- -----------------
 NAME AND PRINCIPAL POSITION     YEAR      SALARY          BONUS         OTHER ANNUAL
                                                                         COMPENSATION
                                            ($)             ($)              ($)
------------------------------- ------- -------------- --------------- -----------------
Timothy M. Huff, CEO/Director     2005   200,000  (a)   300,000   (b)      50,000   (d)
Timothy M. Huff, CEO              2004   200,000  (a)   200,000   (b)      18,750   (d)
Timothy M. Huff, CEO              2003   175,000  (a)         0                 0
Mitchell A. Siegel, Sr.           2005   120,000  (a)   262,500   (b)      55,000   (d)
VP/Director
Mitchell A. Siegel, COO           2004   175,000  (a)   175,000   (b)      18,750   (d)
Mitchell A. Siegel, COO           2003   150,000  (a)         0                 0
Stephen King, Sr VP               2005    47,682  (a)   143,338   (b)      12,500   (d)
Thomas Y. Jimenez, CFO            2005   120,000  (a)   262,500   (b)      55,000   (d)
Thomas Y. Jimenez, CFO            2004   175,000  (a)   175,000   (b)      14,063   (d)
Thomas Y. Jimenez, CFO            2003   150,000  (a)         0                 0
Lawrence E. Lynch, COO            2005   120,000  (a)   218,750   (b)      55,000
Lawrence E. Lynch, Sr. VP         2004    37,500  (a)    37,500   (b)           0
Since August 2004
Joseph Seroussi, CTO              2005   120,000  (a)   218,750   (b)      55,000
Joseph Seroussi, CTO              2004    25,000  (a)    31,250   (b)           0
 Since November 2004
Sir Christopher Meyer,            2005                        0            25,000   (d)
Chairman
Przemyslaw L. Kostro, Former      2005         0              0            18,750   (d)
Chairman
Przemyslaw L. Kostro,             2004         0              0           443,750   (d)
Chairman
Przemyslaw L. Kostro Chairman     2003         0              0                 0
J. Randolph Dumas,     Vice       2005    62,500                            6,250
Chairman
Jonathan Leinwand, Secretary      2005    95,262        142,188            18,750
Laina Green, Director             2005         0              0            19,000   (d)
Jerrold R. Hinton, Director/      2005                        0           100,000   (d)
Former President
Jerrold R. Hinton, Director/      2004                        0            18,750   (d)
Former President
Jerrold R. Hinton, Director/      2003   100,000  (a)         0                 0
Former President
Leigh A. Coleman President        2005    49,220  (a)    72,417   (b)           0
Since to May 2005
Leigh A. Coleman President        2004    70,780  (a)         0   (b)      50,031   (d)
Since June 2004
Vivian Manevich, CAO Through      2005         0  (c)         0                 0
Dec. 2002
Vivian Manevich, CAO Through      2004         0  (c)         0                 0
Dec. 2002
Vivian Manevich, CAO Through      2003         0  (c)         0                 0
Dec. 2002
Michael Molen, Director           2005         0              0            18,520   (d)
Michael Molen, Director           2004         0              0                 0   (d)
Since April 2004
Kyle McMahan, Director            2005         0              0            25,000   (d)
Kyle McMahan, Director            2004         0              0            18,750   (d)
Since May 2004

-------------------------------------------------------------------------------------
                                               LONG TERM COMPENSATION
                                            AWARDS                PAYOUTS
             (a)                       (f)             (g)          (h)        (i)
------------------------------- ------------------ ------------- ----------- --------
 NAME AND PRINCIPAL POSITION                        SECURITIES
                                                    UNDERLYING                 ALL
                                RESTRICTED STOCK     OPTIONS/      LTIP       OTHER
                                     AWARDS            SARS       PAYOUTS     COMP.
                                      ($)              (#)          ($)        ($)
------------------------------- ------------------ ------------- ----------- --------
Timothy M. Huff, CEO/Director      1,988,390  (e)                                  0
Timothy M. Huff, CEO               1,418,394  (e)                                  0
Timothy M. Huff, CEO                       0                  0           0        0
Mitchell A. Siegel, Sr.            1,325,593  (e)             0           0        0
VP/Director
Mitchell A. Siegel, COO              945,596  (e)             0           0        0
Mitchell A. Siegel, COO                    0                  0           0        0
Stephen King, Sr VP                        0  (e)             0           0        0
Thomas Y. Jimenez, CFO               994,195  (e)             0           0        0
Thomas Y. Jimenez, CFO               709,197  (e)             0           0        0
Thomas Y. Jimenez, CFO                     0                  0           0        0
Lawrence E. Lynch, COO               662,797  (e)             0           0        0
Lawrence E. Lynch, Sr. VP                  0                  0           0        0
Since August 2004
Joseph Seroussi, CTO                 662,797  (e)             0           0        0
Joseph Seroussi, CTO                 472,798  (e)             0           0        0
 Since November 2004
Sir Christopher Meyer,                     0                  0           0        0
Chairman
Przemyslaw L. Kostro, Former               0                  0           0        0
Chairman
Przemyslaw L. Kostro,                      0                  0           0        0
Chairman
Przemyslaw L. Kostro Chairman              0                  0           0        0
J. Randolph Dumas,     Vice        4,394,097  (e)             0           0        0
Chairman
Jonathan Leinwand, Secretary               0  (e)             0           0        0
Laina Green, Director                 85,575  (e)             0           0        0
Jerrold R. Hinton, Director/         331,398  (e)             0           0        0
Former President
Jerrold R. Hinton, Director/         472,798  (e)             0           0        0
Former President
Jerrold R. Hinton, Director/               0                  0           0        0
Former President
Leigh A. Coleman President                 0                  0           0        0
Since to May 2005
Leigh A. Coleman President           472,798  (e)             0           0        0
Since June 2004
Vivian Manevich, CAO Through               0                  0           0        0
Dec. 2002
Vivian Manevich, CAO Through               0                  0           0        0
Dec. 2002
Vivian Manevich, CAO Through               0                  0           0        0
Dec. 2002
Michael Molen, Director                    0                  0           0        0
Michael Molen, Director                    0                  0           0        0
Since April 2004
Kyle McMahan, Director                     0                  0           0        0
Kyle McMahan, Director                     0                  0           0        0
Since May 2004

(a) Effective January 1, 2002, GlobeTel entered into a three-year employment agreements with its key management. Effective 2005, the agreements were renewed automatically on a year-to-year basis.

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

In 2004, the base compensation increased to $200,000 for its CEO, $175,000 each for its CFO and COO, $120,000 for the Controller (formerly the CAO) and $110,000 for its VP of Network Operations. Also, GlobeTel hired a new President at an annual compensation of $125,000 in June 2005, a Senior Vice President (Sr. VP) at an annual compensation of $100,000 in August 2005, and a Chief Technology Officer (CTO) at an annual compensation of $125,000 in November 2005.

Accrued but unpaid base compensation of $82,500 for the CEO, $57,500 for the CFO and $58,333 for the COO (a total of $198,333) were owed as of December 31, 2004. These amounts were paid in January 2005.

In 2005, the base compensation remained at $200,000 for its CEO. The CFO, COO, CTO and General Counsel all had base compensation of $175,000. The Company also entered into employment contracts with the Executive Vice Chairman (EVC) and Senior Vice President (SVP) of Finance. The EVC agreement called for annual salaries of $250,000 plus signing bonuses equal to 2.5% of the outstanding shares of the company as of December 31, 2005. The EVC is also entitled to stock salary in stock options totaling $750,000 per year for three years at $1.21 per share. The SVP Finance agreement calls for annual salaries of $195,000 plus bonuses amounting to 2% of the outstanding shares of the Company's stock at the end of the year, payable in the form of stock options.

(b) In addition to the base compensation, the employment agreements provide for payment of bonuses that at a minimum equal the executives' base compensation, unless otherwise agreed to by the executives. As of December 31, 2003 and 2002, the executives all agreed not to receive bonuses they are entitled to pursuant to the employment agreements. For 2004, the executives received bonuses as entitled to under the agreements. The bonuses received were equal to the amount of gross compensation received during 2004. All executive bonuses for 2004 were included in the Employee Stock Option Plan (see Note 24 to financial statements) and paid with stock options.

In 2005, the bonuses were awarded at the recommendation of management and approved by the board of directors. All executive bonuses for 2005 were included in the Employee Stock Options Plan and paid with stock options.

(c) Vivian Manevich served as the CAO through 2002. Thereafter, Ms. Manevich accepted a non-executive position in the Company, and, accordingly, any and all compensation for 2003, 2004 and 2005 was included in employee payroll and none of her compensation was included in executive compensation.

(d) In 2005, The Company's Directors received stipends of $6,250 per quarter. The CFO, COO and SVP of Finance who are required to attend and present to the board receive stipends of $3,125 per quarter. The Chairman of the Board has stipends of $25,000 per quarter.

Non-executive directors' stipends were paid with cash, while executive directors' stipends were paid in stock options. Further, the board members approved the issuance of bonuses to the members at the end of the year amounting to 100% of the stipends earned during the year, which were paid in stock options.

In 2004, the then Chairman received additional stock compensation of $425,000, for services rendered providing assistance in expanding our business and services world-wide and in obtaining funding for us.

(e) Pursuant to an Officers'  Stock Option Grant plan approved by the Board (see
Note 22 to financial statements), certain officers are entitled to receive stock options in amounts which, after the exercise of such options, would effect ownership of various percentages of the total shares then issued and outstanding. The following officers received options for restricted shares in the following percentages for 2005: CEO - 3%, former COO and current SVP - 2%, CFO - 1.5%, current COO - 1%, CTO - 1%, SVP of Finance - 2% and General Counsel
- .75%.

The schedule below indicates the number of shares received upon exercise and the aggregate dollar value realized upon exercise in 2005 by officers and directors pursuant to the above plans.

                                                                   SHARES EXERCISE
           NAME                           POSITION                   (POST-SPLIT)       VALUATION
------------------------------  --------------------------------   ---------------      ----------
HUFF, TIMOTHY                   Chief Executive Officer/Director           500,000      $  900,000
COLEMAN, LEIGH A                Former President                           211,734      $  381,121
JIMENEZ, THOMAS Y               Chief Financial Officer                    280,216      $  504,389
SIEGEL, MITCHELL A              Senior VP/Director                         369,022      $  664,240
LYNCH, LAWRENCE E               Chief Operating Officer                     12,897      $   29,020
SEROUSSI, JOSEPH                Chief Technical Officer                    172,065      $  309,717
HINTON, JERROLD                 Former President/Former Director           100,000      $  180,000
MOLEN, MICHAEL                  Former Director                              8,715      $   15,687
                                                                   ---------------      ----------
TOTAL - OFFICERS & DIRECTORS                                             1,654,649       2,984,174
                                                                   ===============      ==========

COMPENSATION OF DIRECTORS

We maintain a policy of compensating our directors using cash and stock options. Directors are paid $25,000 per (annum or quarter). Upon their election as a member of the board of directors, each director received (number) stock options; except for our employee directors who are not compensated for their role on the Board. These options granted to our directors vest as follows: options to purchase (number or ratio) of the shares vest as of (date or date of grant, if applicable), (ratio) vests as of the (first anniversary, usually) of date of grant, and (ratio) vests as of the (second anniversary) of the date of grant. We reimburse our directors for all out-of-pocket expenses incurred in the performance of their duties as directors. We currently pay fees to our directors for attendance at meeting.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK

At the date of this report, we had 102,808,081 common shares issued and outstanding. The table below sets forth the share ownership of our executive officers and directors, individually and as a group. No other person is the beneficial owner of more than 5% of our issued and outstanding common shares.

                                                                               AMOUNT AND NATURE OF      PERCENTAGE
TITLE OF CLASS    NAME AND ADDRESS OF BENEIFICAL OWNER                         BENEIFICAL OWNERWHIP      OF CLASS (1)
--------------    -----------------------------------------------------        -----------------------   ------------
Common Stock      Sir Christopher Meyer, Chairman                                 17,908        shares      0.02%
                  9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024
Common Stock      Przemyslaw L. Kostro, Former Chairman                          606,667        shares      0.59%
                  9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024
Common Stock      J.Randolph Dumas, Vice Chairman                                185,185        shares      0.18%
                  9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024
Common Stock      Timothy M. Huff, CEO                                         2,440,920        shares      2.36%
                  9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024
Common Stock      Jerrold R. Hinton, Former Director / President               1,677,367  (2)   shares      1.63%
                  9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024
Common Stock      Leigh A. Coleman, Former President                             345,935        shares      0.34%
                  9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024
Common Stock      Mitchell A. Siegel, Board, Sr. VP                            1,807,882  (3)   shares      1.76%
                  9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024
Common Stock      Thomas Y. Jimenez, CFO                                         934,369  (4)   shares      0.91%
                  9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024
Common Stock      Lawrence E. Lynch, COO since August 2004                       532,502        shares      0.52%
                  9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024
Common Stock      Joseph Seroussi, CTO                                           325,747        shares      0.32%
                  9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024
Common Stock      Stephen King, Sr. VP                                             9,822        shares      0.01%
                  9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024
Common Stock      Jonathan Leinwand, Director & General Counsel                   19,643        shares      0.02%
                  9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024
Common Stock      Michael Molen, Former Director                                   8,715        shares      0.01%
                  9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024        ------------------------------------
                  Total of all Officers and Directors as a Group               8,912,662                    8.67%
Common Stock      unconsolidated foreign 0ubsidary - CGI                         613,333        shares      0.60%
                  9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024
Common Stock      Joe Monterosso, Principal of Related Party, CSI                105,398        shares      0.10%
                                                                             ------------------------------------
                  9050 Pines Blvd. Suite 110 Pembroke Pines, FL 33024
                  Subtotal - Affiliates                                        9,631,393                    9.37%
                                                                             ------------------------------------
                  Subtotal - Non-Affiliates                                   93,176,688                   90.63%
                                                                             ------------------------------------
                  TOTAL OUTSTANDING                                          102,808,081                  100.00%

(1) Based on 102,808,081 shares issued and outstanding on March 3, 2006.

(2) The shares beneficially owned by Jerrold R. Hinton include 50,000 shares owned of record by Higher Ground, a corporation controlled by Mr. Hinton, which may be deemed beneficially owned by Mr. Hinton.

(3) The shares beneficially owned by Mitchell A. Siegel include 551,964 shares owned of record by Mr. Siegel's spouse, Mrs. Vivian Manevich-Siegel, a former company officer, which are deemed beneficially owned by Mr. Siegel.

(4) The shares beneficially owned by Thomas Y. Jimenez, include 667 shares owned of record by Mr. Jimenez's spouse.

SERIES D PREFERRED STOCK

At the date of this report, we had 1,000 shares of Series D Preferred Stock issued and outstanding. The table below sets forth the share ownership of our executive officers and directors, individually and as a group. No other person is the beneficial owner of more than 5% of our issued and outstanding Series D Preferred Stock shares

                                                                        Amount and Nature of        Percentage
Title of Class     Name and Address of Beneficial Owner                 Beneficial Ownership         of Class
--------------     ----------------------------------------------       --------------------         --------
Series D
Preferred Stock    Mitchell A. Siegel, COO                                  1,000  shares             100.00%
                   9050 Pines Blvd. Suite 110
                   Pembroke Pines, FL 33024

                   Total of all Officers and Directors as a Group           1,000                     100.00%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Item 7, Notes 24 and 25 Common Stock Transactions and Stock Option, respectively, to the Notes to Consolidated Financial Statements.


ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Dohan and Company CPAs billed approximately $66,303 for professional services rendered for the audit of our annual financial statements for fiscal year 2005. This also included reviews of the financial statements included in our Forms 10-Q for the fiscal year and assistance in filing various proxy statements. For fiscal year 2004, the amount paid for the same services was $74,024.

The above fees were pre-approved by the audit committee based on estimated budgets presented to the audit committee.


                                     PART IV
ITEM 14. EXHIBITS


(A) EXHIBITS

EXHIBIT NO.    DESCRIPTION

3.1 Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to the Company's Registration Statement on Form 10-SB and incorporated herein by reference)

3.2 Bylaws (filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB and incorporated Herein by reference)

               Material Contracts-Consulting Agreements and Employment Agreements (filed as Exhibits to Registration 10.1 Statements on Form S-8 and post-effective amendments thereto and incorporated herein by reference)

10.1 Asset Purchase Agreement between the Company and Sanswire, Inc.(incorporated by reference)

10.2           Asset Purchase Agreement between the Company and Stratodyne,Inc.
               (incorporated by reference)

10.3 Subscriptions Agreements between the Company and Preferred Series A,B,C, and D shareholders (incorporated by reference)

31.1           Certification of Chief Executive Officer required by Rule
               13a-14(a)/15d-14(a)

31.2           Certification of Chief Financial Officer required by Rule
               13a-14(a)/15d-14(a)

32.1           Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2           Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Safe Harbor Compliance Statement for Forward-Looking Statements filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBETEL COMMUNICATIONS CORP.


                  /s/ Timothy Huff
                  Timothy M. Huff, CEO
                  Miami, Florida
                  Dated: March 31, 2006

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                          GLOBETEL COMMUNICATIONS CORP.
                                   REGISTRANT


                  /s/ Timothy Huff
                  Timothy Huff, Chief Executive Officer and Director
                  Dated: March 31, 2006


                  /s/ J. Randolph Dumas
                  J. Randolph Dumas, Chairman
                  Dated: March 31, 2006


                  /s/ Michael P. Castellano
                  Michael P. Castellano,
                    Chairman of the Audit Committee and Director
                  Dated: March 31, 2006


                  /s/  Dorian Klein
                  Dorian Klein, Director
                  Dated: March 31, 2006


                  /s/ Kyle McMahan
                  Kyle McMahan, Director
                  Dated: March 31, 2006


                  /s/ Jonathan Leinwand
                  Jonathan Leinwand, Director, Corporate Counsel
                  Dated: March 31, 2006


                  /s/ Mitchell A. Siegel
                  Mitchell A. Siegel, Sr. VP and Director
                  Dated: March 31, 2006


                  /s/ Thomas Y. Jimenez
                  Thomas Y. Jimenez, Chief Financial Officer
                  Dated: March 31, 2006