Form 10-Q
period 2006-03-31
GLOBETEL COMMUNICATIONS CORP
filed 2006-05-12
CIK 919742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
                                   (Mark one)

   |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

As of May 10, 2006, we had issued and outstanding 103,898,223 shares of common stock,

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page

Item 1. Financial Statements                                                   3

Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             13

Item 3. Quantitative and Qualitative Disclosures About Market Risk            16

Item 4. Controls and Procedures                                               16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           18

Item 3. Defaults Upon Senior Securities                                       18

Item 4. Submission of Matters to a Vote of Security Holders                   18

Item 5. Other Information                                                     18

Item 6. Exhibits                                                              19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

===========================================================================================================================
                                                                                              March 31,       December 31,
                                                                                                2006              2005
                                                                                             (Unaudited)        (Audited)
---------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                             $  2,135,104      $  1,228,180
      Restricted cash                                                                          1,292,000         1,122,000
      Accounts receivable, less allowance for doubtful accounts of $492,329 and $409,100       1,287,880           371,618
      Loans to employees                                                                           3,258            46,068
      Prepaid expenses                                                                           471,839           184,434
      Prepaid expenses - related party, ISG Jet, LLC                                             170,660           185,960
      Inventory                                                                                  266,230            67,525
      Deposits on equipment purchase                                                             108,993           124,993
      Deferred tax asset, less valuation allowance of $10,359,842 and $9,828,700                      --                --
---------------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                                5,735,964         3,330,778
---------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $781,319 and $596,958               7,044,123         7,028,422
---------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
      Intangible assets                                                                        9,907,550         9,907,550
      Deposits                                                                                    52,322            52,322
---------------------------------------------------------------------------------------------------------------------------
           TOTAL OTHER ASSETS                                                                  9,959,872         9,959,872
---------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                  22,739,959        20,319,072
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

COMMITMENTS AND CONTINGENCIES (NOTE 5)

LIABILITIES

CURRENT LIABILITIES

      Accounts payable                                                                           794,200           907,208
      Due to related payable - Carrier Services, Inc.                                            259,875           901,606
      Due to former employee payable in GTE stock                                                 86,790           237,600
      Due to related party payable in GTE stock - Hotzone Wireless, Inc.                       2,451,834         2,451,834
      Accrued expenses and other liabilities                                                     183,199           643,018
      Deferred revenue                                                                           301,108                --
      Related party payables                                                                      57,500            57,500
---------------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                                           4,134,506         5,198,766
---------------------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES
      Due to related party payable in GTE stock - Hotzone Wireless, Inc.                       4,533,166         4,708,167
---------------------------------------------------------------------------------------------------------------------------
           TOTAL LONG-TERM LIABILITIES                                                         4,533,166         4,708,167
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                                   8,667,672         9,906,933
---------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
      Series A Preferred stock, $.001 par value, 10,000,000 shares authorized;
           0 shares issued and outstanding:                                                           --                --
      Series B Preferred stock, $.001 par value, 35,000 shares authorized;
           0 shares issued and outstanding:                                                           --                --
      Series C Preferred stock, $.001 par value, 5,000 shares authorized;
           0 shares issued and outstanding:                                                           --                --
      Series D Preferred stock, $.001 par value, 5,000 shares authorized;
           1,000 shares issued and outstanding:                                                        1                 1
          Additional paid-in capital - Series D Preferred stock                                  999,999           999,999
      Common stock, $.00001 par value, 150,000,000 shares authorized;
           102,876,802 and 98,192,101 shares issued and outstanding                                1,029               982
      Additional paid-in capital                                                              88,890,051        81,570,082
      Stock subscriptions receivable:
           Series D Preferred Stock                                                             (500,000)         (500,000)
           Common Stock                                                                         (194,004)          (44,494)
      Accumulated deficit                                                                    (75,124,789)      (71,614,431)
---------------------------------------------------------------------------------------------------------------------------
           TOTAL STOCKHOLDERS' EQUITY                                                         14,072,287        10,412,139
---------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 22,739,959      $ 20,319,072
===========================================================================================================================

See accompanying notes.

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

===========================================================================================================
                                                                             For the three months Ended
                                                                                      March 31,

                                                                               2006               2005
-----------------------------------------------------------------------------------------------------------
REVENUES EARNED                                                           $  22,294,725      $  18,010,643
COST OF REVENUES EARNED                                                      22,213,503         17,283,963
-----------------------------------------------------------------------------------------------------------
           GROSS MARGIN                                                          81,222            726,680
-----------------------------------------------------------------------------------------------------------

EXPENSES
      Payroll and related taxes                                                 857,744            570,591
      Consulting and professional fees                                          389,756          1,283,458
      Officers Compensation                                                     481,742            268,534
      Bad debts                                                                  83,229             94,092
      Investment banking and financing fees                                          --            439,715
      Investor and public relations                                              94,151             25,730
      Commissions expense - related party Carrier Services, Inc.                    694            724,513
      Research and development                                                  524,085            443,924
      Other operating expenses                                                  355,333            148,558
      Telephone and communications                                               62,574             21,947
      Travel and related expenses                                               356,286            126,180
      Rents                                                                     130,023             69,958
      Insurance and employee benefits                                           113,692             63,416
      Depreciation and amortization                                             184,848             18,402
-----------------------------------------------------------------------------------------------------------
           TOTAL EXPENSES                                                     3,634,157          4,299,018
-----------------------------------------------------------------------------------------------------------

LOSS BEFORE OTHER INCOME (EXPENSE) AND INCOME TAXES                          (3,552,935)        (3,572,338)
-----------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
      Interest income                                                            42,577              6,195
      Interest expense                                                               --            (33,910)
-----------------------------------------------------------------------------------------------------------
           NET OTHER INCOME (EXPENSE)                                            42,577            (27,715)
-----------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                                                     (3,510,358)        (3,600,053)

INCOME TAXES
      Provision for income taxes                                                     --                 --
      Tax benefit from utilization of net operating loss carryforward                --                 --
-----------------------------------------------------------------------------------------------------------
           TOTAL INCOME TAXES                                                        --                 --
-----------------------------------------------------------------------------------------------------------

NET LOSS                                                                  $  (3,510,358)     $  (3,600,053)
===========================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
           BASIC                                                            101,353,367         66,121,945
           DILUTED                                                          101,353,367         66,121,945
===========================================================================================================

NET LOSS PER SHARE
           BASIC                                                                 $(0.03)            $(0.05)
           DILUTED                                                               $(0.03)            $(0.05)
===========================================================================================================

See accompanying notes.

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

===================================================================================================================================
                                                                                                       For the Three Months Ended
                                                                                                                March 31,

                                                                                                          2006             2005
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                                                           (3,510,358)      (3,600,053)
    Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation and amortization                                                                   229,848           35,902
          Bad debt expense                                                                                 83,229           94,092
          Common stock options exchanged for services                                                     118,336               --
          Common stock exchanged for services                                                                  --        1,166,400

    (Increase) decrease in assets:                                                                             --               --
          Accounts receivable                                                                            (999,491)        (929,141)
          Restricted cash                                                                                (170,000)              --
          Loans to employees                                                                               42,810            5,541
          Prepaid expenses                                                                               (287,405)          17,605
          Prepaid expenses - related party, ISG Jets, LLC                                                  15,300               --
          Inventory                                                                                      (198,705)           3,000
          Deposits                                                                                         16,000           (1,351)
    Increase (decrease) in liabilities:
          Accounts payable                                                                               (113,921)          65,504
          Signing bonuses payable to Sanswire employees with Globetel stock                                    --          300,000
          Due to related party - Carrier Services, Inc.                                                  (106,231)         481,363
          Due to related party payable in GTE stock - Hotzone Wireless, Inc.                             (175,000)              --
          Accrued expenses and other liabilities                                                         (459,818)        (134,906)
          Deferred revenues                                                                               301,108          (29,312)
          -------------------------------------------------------------------------------------------------------------------------
          NET CASH USED BY OPERATING ACTIVITIES                                                        (5,214,298)      (2,525,356)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                                                                (245,550)      (5,151,177)
-----------------------------------------------------------------------------------------------------------------------------------
          NET CASH USED BY INVESTING ACTIVITIES                                                          (245,550)      (5,151,177)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of preferred stock - Series B                                                                         --        5,085,200
    Sale of common stock                                                                                       --        2,631,120
    Sale of common stock - exercises of options                                                            24,713               --
    Proceeds from unconsolidated foreign subsidiary - CGI                                                      --        1,223,786
    Proceeds from exercises of stock warrants                                                           6,341,148               --
    Proceeds from convertible notes payable                                                                    --        1,800,000
    Payments on loan payable to unconsolidated foreign subsidiary - CGI                                        --          (60,000)
    Payments on capital lease financing                                                                        --             (691)
-----------------------------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     6,365,861       10,679,415
-----------------------------------------------------------------------------------------------------------------------------------

    Effects of exchange rate changes on cash                                                                  911               --
-----------------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND EQUIVALENTS                                                                      906,924        3,002,882

CASH AND EQUIVALENTS - BEGINNING                                                                        1,228,180          601,559
-----------------------------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS - ENDING                                                                         $ 2,135,104      $ 3,604,441
===================================================================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
        Interest                                                                                      $        --      $     6,537
        Income taxes                                                                                  $        --      $        --

In addition to amounts reflected above, common stock was issued for:
        Options issued for services                                                                   $   118,336      $        --
        Shares issued for services                                                                    $        --      $ 1,166,400
        Shares issued for convertible notes payable                                                   $        --      $ 1,800,000
        Shares issued as payment due to former employee in GTE stock                                  $   150,810
        Conversion of Series A preferred stock to common stock                                        $        --      $   585,000
        Payment of Series B preferred stock subscriptions receivable equipment                        $        --      $ 4,835,200

Non-cash Financing Activities:
        On July 28, 2004, $1,000,000 of Series D preferred stock was issued. A stock subscription receivable of $500,000 was outstanding as of March 31, 2006

--------------------------------------------------------------------------------
See accompanying notes.

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

Certain  financial  information  and  footnote  disclosures  which are  normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which are not required for interim reporting purposes, have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in its annual report on Form 10-K for the year ended December 31, 2005. The accompanying financial statements should be read in conjunction with the financial statements and notes. However, to assist the users of these financial statements, accounting policies for certain significant accounts and transactions are repeated below, notwithstanding the absence of any significant changes in any policies since the last reported period, other than as noted in "Stock-Based Compensation" below.

Basis of Presentation

The financial statements include the accounts of GlobeTel Communications Corp. and its wholly-owned subsidiaries. All material inter-company balances and transactions were eliminated in the consolidation.

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

Nature of Operations

GlobeTel Communications Corp. ("GlobeTel") is engaged in the business of providing telecommunications and financial services. GlobeTel operates business units in stored value cards, as a certified MasterCard processor, the sale of Internet telephony using Voice over Internet Protocol ("VoIP") technology and equipment, and wireless communications both domestically and internationally, including Mexico and certain countries in South America, Europe and Asia. In addition, our subsidiary, Sanswire Networks, LLC, is developing a National Wireless Broadband Network utilizing high-altitude airships called Stratellites that will be used to provide wireless voice, video, and data services. Although through March 31, 2006, only the telecommunications activities produced revenues, all of our operations are considered to be of relatively equal importance, based on the anticipation of future revenue producing activities and substantial investment in assets related to all of our operations.

Organization and Capitalization

In May 2005, GlobeTel approved a reverse split of shares of common stock on a one for fifteen (1:15) basis and changed the number of shares authorized to 100,000,000. In the Company's annual shareholders meeting on August 11, 2005, the shareholders voted to increase the shares authorized from 100,000,000 to 150,000,000.

All common stock amounts in this report have been retroactively restated to account for the reverse stock split, unless otherwise noted.

The American Stock Exchange (AMEX) granted approval for the Company to list its shares on the exchange and the Company began trading on the AMEX under the symbol GTE on May 23, 2005.

Accounts Receivable and Allowance for Doubtful Accounts

Trade and other accounts receivable are reported at face value, less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers and, in connections with our Mexico network, Mexican tax refunds receivable. The Company estimates doubtful accounts on an item-to-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally accounts that are ninety-days or more overdue. When accounts are deemed uncollectible, the account receivable is charged off and the allowance account is reduced accordingly. Bad debt expense for the three months ended March 31, 2006 and 2005 was $83,229 and $94,092, respectively.

Inventory

Inventory is recorded at lower-of-cost-or-market, first-in first-out (FIFO) basis. Inventory at March 31, 2006 consisted primarily of component parts related to the Company's wireless operations and communications equipment, and at December 31, 2005 consisted primarily of communications equipment (IP Phones) and component parts related to the Company's wireless operations.

During the three months ended March 31, 2006, the Company wrote off $16,000 of IP Phones inventory considered obsolete and charged this amount to expense.

Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains a substantial portion of its day-to-day operating cash balances at several financial institutions. As of March 31, 2006 and December 31, 2005, the Company had $1,727,750 and $898,701 respectively, in excess of federally insured limits.

The Company operates worldwide. Consequently, the Company's ability to collect the amounts due from customers may be affected by economic fluctuations in each of the geographical locations in which the Company provides its services, principally Central and South America, Europe and Asia. The Company is dependent upon certain major customers, key suppliers, and contractual agreements, the absence of which may affect the Company's ability to operate its telecommunications business at current levels.

In January 2006, investors exercised all of the outstanding 2,727,273 Class A Warrants at $2.50 per share for gross proceeds of $6,341,148, net of broker fees ($477,032 which was charged against Additional Paid-in Capital). The Company also agreed to issue the investors a total of 1,935,606 new warrants with an exercise price of $4.00 per share, and the warrants expire on August 31, 2008.

The Company anticipates increased cash flows from 2006 sales activities; however, additional cash will still be needed to support operations. Management believes it can continue to raise capital from various funding sources, which when added to budgeted sales and current working capital, will be sufficient to sustain operations at its current level through March 31, 2007. However, if budgeted sales levels are not achieved, or if significant unanticipated expenditures occur, or if the Company is unable to obtain the necessary funding, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern through March 31, 2007.

Stock-Based Compensation

Through December 31, 2005, the Company accounted for its stock-based compensation arrangements with employees in accordance with Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. As such, compensation expense under fixed term option plans was recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeded the exercise price. In accordance with SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), since the Company had continued to apply the principles of APB 25 to employee stock compensation, pro forma loss and pro forma loss per share information had been presented as if the options had been valued at their fair values. The Company recognized compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more readily determined. Stock compensation expense was recognized as the stock option is earned, which was generally over the vesting period of the underlying option.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation." This statement amends SFAS 123. SFAS 148 provided alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." ("FIN 44") The Company adopted FIN 44, effective July 1, 2000, with respect to certain provisions applicable to new awards, option re-pricings, and changes in grantee status. FIN 44 addresses practice issues related to the application of APB 25. The Company accounted for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and SFAS 148 and EITF No. 96-18, "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services." The measurement date used is the earlier of either the performance commitment date or the date at which the equity instrument holder's performance is complete.

In December 2005, the FASB issued SFAS No. 123 (Revised 2005), Share-Based Payments, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Effective for the years beginning January 1, 2006, the Company recognizes all share-based payments to employees, including grants of employee stock options, in the statement of operations based on their fair values. Stock-based compensation expense for stock options is recognized as the stock option is earned, which is generally over the vesting period of the underlying option.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield                                                0%
Expected stock price volatility                                        50%
Risk-free interest rate                                                5.0%
Expected life of options                                               1.5 years

In accordance with prior accounting standards as discussed above, the Company had continued to apply the principles of APB 25, through December 31, 2005, to employee stock compensation, pro forma loss and pro forma loss per share information had been presented in annual financial statements as if the options had been valued at their fair values. The above assumptions are substantially the same as those used for pro-forma reporting purposes in 2005. No restatement of prior periods, cumulative effect of an accounting change or pro-forma presentation are required under FASB 123(R).

Intangible Assets

It is the Company's policy to test for impairment of intangible assets no less than quarterly, or when conditions occur that may indicate an impairment. The Company's intangible assets, which consist primarily of intellectual property, including technology and know-how, were evaluated by management, initially upon acquisition and as of March 31, 2006 and determined to have an indefinite useful life and are not subject to amortization. The Company also tested the assets for impairment and determined that no adjustment for impairment was necessary as of March 31, 2006 whereas the fair value of the intangible assets exceed its carrying amount.

NOTE 2. ACCOUNTS RECEIVABLE AND SALES - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

As of March 31, 2006, the Company had approximately 40 customers of which seven customers accounted for approximately 62% of accounts receivable balance, including one customer accounting for 36% (or $456,704).

Sales attributable to foreign operations for the three months ended March 31, 2006 were $22,311,891 or 99.9% of total sales and $17,751,449 or 99% of total sales for the three months ended March 31, 2005. Revenue is attributable to various foreign countries, since calls either originate or terminate in these countries. All transactions, other than those of GlobeTel Wireless Europe GmbH, a German corporation, were accounted for in U.S. currency, and no material gain or loss was recorded on fluctuations in foreign currency.

NOTE 3 - INVESTMENT IN AND DISPOSITION OF FORMER UNCONSOLIDATED FOREIGN SUBSIDIARY - CGI

Prior to December 2005, the Company held a 73.15% interest in Consolidated Global Investments, Inc. (CGI), an Australian corporation and an unconsolidated foreign subsidiary.

In December 2005, the parties agreed that: (1) GlobeTel would return all shares and warrants it held in CGI to CGI, resulting in complete elimination of any ownership interest in CGI; (2) GlobeTel would not be required to return a net of $1,449,509 advanced from CGI; (3) CGI would retain 333,334 shares of GlobeTel common stock; and (4) CGI would return to GlobeTel 280,000 shares of GlobeTel common stock. As of the date of this report, a total of 256,666 shares were received from CGI. The Company is expected to receive the remaining 23,334 shares from CGI in the near term during 2006. The shares returned are to be utilized to satisfy the obligation with CSI (see Note 4 below).

During 2005, the Company recorded a loss of $352,300 upon disposition of the former unconsolidated foreign subsidiary, representing the cash invested in CGI through December 31, 2004. The $1,449,509 retained by the Company was reclassified to additional paid-in capital, because it represented monies derived from the sale of the Company stock.

NOTE 4 - DUE TO RELATED PARTY - CSI

During 2004 and 2005, the Company entered into contractual agreements with Carrier Services, Inc. (CSI) pursuant to which CSI would be compensated with the issuance of (or combination of the issuance of the net proceeds from the sale of) a total of 333,333 shares of GlobeTel's common stock upon achieving certain revenue targets.

Also, in 2005, the Company entered into two asset purchase agreements with CSI to acquire telecommunication equipment totaling $837,836. The parties agreed that the purchase price for this equipment would be paid with (1) 233,333 shares of GlobeTel's common stock; and (2) $286,136 in cash. In addition, the purchase agreement also required GlobeTel to provide $150,000 for the reconstruction and establishment of a new telecom switch site in Los Angeles, CA. GlobeTel has complied with this provision.

Pursuant to these agreements, the Company owed CSI a net amount of $901,606 as of December 31, 2005, consisting of (1) 336,667 shares of GlobeTel's common stock; and (2) $106,231 in cash.

In January 2006, the Company paid CSI the $106,231 in cash and 226,666 shares of GlobeTel stock were transferred to CSI (from the GlobeTel shares returned by CGI; see Note 3 above), and 110,001 shares, valued at $259,875, are currently owed. The shares owed to CSI as of March 31, 2006 and December 31, 2005 were recorded at approximately $2.36 per share, based on the weighted-average fair market value of the shares on the respective dates the Company became obligated to issue the shares.

In connection with these and other prior contractual arrangements with CSI, for the three months ended March 31, 2006 and 2005, the Company recorded commission expense of $694 and $724,513, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Due to related party payable - Hotzone Wireless, Inc.

On June 2, 2005, the Company entered into an agreement to acquire assets of HotZone Wireless, Inc.("Hotzone"), an advanced developer of WIMAX and extended range WIFI Systems with operations in the United States and Europe. The acquisition transaction, which closed during the three months ended September 30, 2005, was paid with $27,000 cash and provides for a total of 2 million shares of the Company's common stock to be issued in increments of 666,667 shares on each of the first, second, and third anniversary dates of the agreement, assuming that certain milestones are achieved. Additionally, the HotZone staff is entering into employment agreements with the Company.

The assets acquired under the HotZone agreement consist primarily of intellectual property and proprietary rights in intellectual property. As of September 30, 2005, the Company had placed all of HotZone's tangible assets into GlobeTel Wireless Corp. (GlobeTel Wireless), its Florida-based, wholly-owned subsidiary.

The balance due to Hotzone as of March 31, 2006 is $6,985,000, of which $2,451,834 is the current portion and $4,533,166 is the long-term portion

Litigation

See Part II - Other Information, reference Item 1 under Legal proceedings.

GlobeTel Wireless, Russian Joint Venture Agreement

As of December 30, 2005, GlobeTel Wireless Corp. ("GTEW") had entered into a binding agreement to install wireless communications networks in 30 cities throughout the Russian Federation, providing broadband, VOIP and DECT technologies. GTEW had entered into an agreement with LLC Internafta ("Internafta") of Moscow, Russia, whereby Internafta would pay to GTEW a series of four construction payments totaling $600 million for the installation of an array of proprietary networks to be installed in Russia's 30 largest cities, starting with Moscow and St. Petersburg. GTEW would both manage the completed network and would retain an ongoing 50% interest in the operations of the network, allowing the Company to enjoy the benefits of the recurring revenue stream. GlobeTel had planned to roll out the network in 3 stages, comprising 10 cities each, over the next 27 months.

The December 2005 contract called for four equal payments of $150 million each, of which the first payment, representing an initial deposit, was to be received by GlobeTel in January 2006. On January 23, 2006, Internafta presented to GlobeTel a document represented to be a Standby Letter of Credit drawn on Banco do Brasil S.A. (Rio de Janeiro) in the amount of $300 million. This Standby Letter of Credit was provided to facilitate the first phase of the network construction. The banking instrument had a maturity date of two years and needed to be confirmed and accepted by a correspondent bank before GlobeTel could receive any funds from the instrument. The terms and conditions of what constituted an acceptable and functional banking instrument as it related to the December 2005 contract became a matter of interpretation between the parties. After extensive negotiations, Internafta agreed to take sole responsibility for facilitating the financing of their banking instrument in order to be able to present readily available funds to GlobeTel. The parties continue to work in good faith and remain committed to building a state-of-the-art wireless network in Russia.

On March 2, 2006, the Company announced that Internafta had requested an additional delay in the closing of the funding until the week of March 6, 2006. The Company had provided Internafta and its banks with a significantly expanded business plan outlining, in detail, the Company's program for equipment manufacturing, delivery, installation, testing, monitoring, staffing, progress payment requirements, and other pertinent information. Internafta advised the Company that its funding has been approved by its bank syndicate, subject only to the bank's final review and analysis of the business plan.

GlobeTel had also indicated that if such a funding commitment not be forthcoming by the end of the week of March 6th or unless the banking syndicate provides written assurances of the imminent delivery of such commitment to GlobeTel, the Company would have no choice but to exercise its right to default the contract for non-payment.

On March 17, 2006, the Company announced that based upon differences between the Company and Internafta on the financing process, the parties have agreed to revise their agreement to more accurately reflect the timing of payments GlobeTel expected to receive for the build out of the 30 city wireless network in Russia and allow Internafta additional time to begin making payments.

Internafta had informed GlobeTel that its bank recommends that smaller, more frequent, progress payments be established so that the necessary staged payments can be delivered to GlobeTel as and when the network is delivered and installed. These smaller, more frequent, staged payments did not reduce the total capital value of the agreement with GlobeTel Wireless or change any other terms of the agreement. GlobeTel would still receive $600 million for deployment of the network. The exact amount of the new proposed initial deposit, and the size and timing of the new proposed progress payments, would be discussed and agreed with GlobeTel once the bank had completed its due diligence and when the bank group formally accepts the terms of Internafta's proposed banking instrument. See details in subsequent event section.

Leases and Rents

As of March 31, 2006, the Company had leased offices and facilities in various locations in California, Florida and Germany. Rent expense for three months ended March 31, 2006 and 2005 was $130,023 and $69,958, respectively.

NOTE 6 - STOCKHOLDERS' EQUITY

Convertible Notes Payable - Stock Warrants

Under the convertible notes payable agreements from August 31, 2005, the investors also received one Class A Warrant to purchase one share of common stock for each share that the notes would be convertible into had they been converted on the closing date (August 31, 2005) (a total of 2,727,272 shares). The per share exercise price of the warrants was $2.50. The investors exercised all of the outstanding warrants, and In January 2006, the Company received net proceeds of $6,341,148 ($6,818,180, less broker fees of $477,032, which was charged against Additional Paid-in Capital).

In addition, the Company issued the investors a total of 1,935,606 new warrants with an exercise price of $4.00 per share. The investors were given "piggy-back" registration rights for the warrants. If the warrants have not been registered after one year, then the investors have a demand registration right. The warrants expire on August 31, 2008. As of the date of this report, none of these warrants were exercised.

Directors' Compensation for Services

During the three months ended March 31, 2006, the Company accrued Director's compensation of $47,500 in cash and 10,326 shares valued at $23,750 ($2.30 per share) and 10,000 shares of stock options valued at $8,901 ($0.8901 per share) for committee Chairman/members. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model, as explained in Note 1 above, and the above options all had terms of three years and were fully vested at the grant date.

On March 20, 2006, upon appointment as Chairman of the GlobeTel Board of Directors, Mr. J. Randolph Dumas' annual cash compensation was increased from $250,000 to $400,000, and stock compensation (payable in stock options, exercisable at $1.21 per share, per prior agreement) was reduced from $750,000 to $600,000 (total aggregate dollar amount of options purchasable). Mr. Dumas was awarded 149,793 shares of stock options valued at $118,336 ($0.79 per share, based on intrinsic value, with a fair market value of $2.00 per share on the grant date, less exercise price of $1.21 per share). The recorded value of the options awarded was computed as of the date of the grant (November 11, 2006, per prior agreement) using the intrinsic value method per APB 25, as explained in
Note 1 above (whereas the options were granted prior to January 1, 2006), and the above options have terms of three years and become vested as the related services are rendered.

Stock Options Exercised

During the three months ended March 31, 2006, 212,538 options shares were exercised and issued (net of shares used to pay for "cashless options") with payments of cash and stock subscriptions receivable of $174,492. The shares included 23,596 issued to a former director and 31,985 issued to a current director for options granted as director fees in 2005. The remainder of 156,957 shares were issued to current and former employees for options granted pursuant to the 2004 Employee Stock Options Bonus Plan.

In addition, a total of 1,706,419 options shares were exercised and issued (net of shares used to pay for "cashless options") to the former President and Director (463,114 shares) and an affiliate of the former President and Director (1,243,305 shares). The shares were granted pursuant to a settlement agreement the parties entered into in 2005.

No expense for any of the above option shares issued were recorded, whereas the options were expensed when granted/vested.

Registration Statement

On January 4, 2006, GlobeTel filed a registration statement with the Securities and Exchange Commission on Form S-8 to register 185,726 shares offered to the employees in employee benefit plans. The offering price per share is $3.89 and the aggregate maximum offering amount $722,474.

Preferred Stock - Series D

On July 28, 2004, the Company agreed to sell 1,000 shares of Series D Preferred Stock of GlobeTel Communications Corp. ("GTE") to Mitchell A. Siegel, former Chief Operating Officer and current Vice President and Director of the Company. The Company intended to use $1 million of this investment for working capital and purchase of equipment necessary to expand the Company's stored value card programs. The Certificate of Designation for the Series D Preferred Stock was filed with the State of Delaware on July 30, 2004.

Mr. Siegel agreed to advance $1 million to GTEL in four (4) quarterly installments beginning August 2004. The agreement was subsequently modified for the installment period to be semi-annual and to begin in October 2004. Mr. Siegel has remitted the initial $250,000, and in June 2005, remitted the second $250,000.

Provided that the preferred shares have not been converted, the Holders of the Series D Preferred Stock, voting as a group, will have voting rights equal to the current conversion share amount at the time of the vote of GTE's authorized shares of common stock for a period of three years from the first closing date.

For a period of two years after the first closing date, the Series D Preferred Stock shall not be convertible into shares of GTE common stock. Beginning on the second anniversary of the first closing date and for a period of one year thereafter, Mr. Siegel may convert (in whole or part) its Series D Preferred Stock into GTE common stock. The 1000 shares of Series D Preferred Stock will represent 2% of the GTE common in their converted state. The Series D Preferred Stock shall be convertible in at least 100 share increments, each increment, at the time of conversion, will represent one tenth of 2% of the issued and outstanding shares of GTE common stock. On the third anniversary of the first closing date, all shares of Series D Preferred Stock owned by Mr. Siegel will automatically be converted into GTE common stock (to the extent such shares have not been converted into common stock prior to this date). Except for the aforementioned voting rights and conversion rights, each share of Series D Preferred Stock shall have rights that are identical to that of GTE's common stock.

The Company expects to receive the remaining $500,000 in stock subscriptions receivable from Mr. Siegel within one year.

NOTE 7 - EARNINGS (LOSS) PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number (after the 1:15 reverse stock split) of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

NOTE 8 - SEGMENT INFORMATION

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment sales prices are market based. The Company evaluates performance based on operating earnings of the respective business units, segregated into telecommunications services (Telecom) (international wholesale carrier traffic, networks, prepaid calling services, internet telephony, stored value services, the Sanswire Stratellite project (Sanswire), and wireless communications services (Wireless), The "Unallocated" column includes expenses incurred by and net other income realized by the parent corporation, GlobeTel, including corporate operating expenses, not specifically allocated to either operating segment. Segment information for the current and prior period is as follows:

------------------------------------------------------------------------------------------------------------------------------
                          2006                           Telecom       Sanswire       Wireless     Unallocated       Totals
------------------------------------------------------------------------------------------------------------------------------
Revenues Earned                                        22,276,464              0          2,974         15,287     22,294,725
Cost of Revenue Earned                                 22,189,217              0          4,206         20,080     22,213,503
                                                      -----------    -----------    -----------    -----------    -----------
Gross Margin(Loss)                                         87,247              0         (1,232)        (4,793)        81,222
Expenses                                                  353,714        949,222        470,721      1,860,500      3,634,157
                                                      -----------    -----------    -----------    -----------    -----------
Loss Before Other Income (Expense) and Income Taxes      (266,467)      (949,222)      (471,953)    (1,865,293)    (3,552,935)
Other Income (Expenses)                                         5              0         11,115         31,457         42,577
                                                      -----------    -----------    -----------    -----------    -----------
Loss Before Income Taxes                                 (266,462)      (949,222)      (460,838)    (1,833,836)    (3,510,358)
Income Taxes                                                   --             --             --             --             --
                                                      -----------    -----------    -----------    -----------    -----------
Net Loss                                                 (266,462)      (949,222)      (460,838)    (1,833,836)    (3,510,358)
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                          2005                           Telecom       Sanswire       Wireless     Unallocated       Totals
------------------------------------------------------------------------------------------------------------------------------
Revenues Earned                                        18,010,643              0              0              0     18,010,643
Cost of Revenue Earned                                 17,283,963              0              0              0     17,283,963
                                                      -----------    -----------    -----------    -----------    -----------
Gross Margin(Loss)                                        726,680              0              0              0        726,680
Expenses                                                  841,783      1,018,669              0      2,438,566      4,299,018
                                                      -----------    -----------    -----------    -----------    -----------
Loss Before Other Income (Expense) and Income Taxes      (115,103)    (1,018,669)             0     (2,438,566)    (3,572,338)
Other Income (Expenses)                                         0              0              0        (27,715)       (27,715)
                                                      -----------    -----------    -----------    -----------    -----------
Loss Before Income Taxes                                 (115,103)    (1,018,669)             0     (2,466,281)    (3,600,053)
Income Taxes                                                   --             --             --             --             --
                                                      -----------    -----------    -----------    -----------    -----------
Net Loss                                                 (115,103)    (1,018,669)             0     (2,466,281)    (3,600,053)
------------------------------------------------------------------------------------------------------------------------------

NOTE 9 - SUBSEQUENT EVENTS

Securities Class Action Filed Against Globetel Communications Corp

On April 28, 2006, the law firm of Sarraf Gentile LLP commenced a securities fraud class action lawsuit on behalf of those investors who acquired the securities of GlobeTel Communications Corp. during the period December 30, 2005 to April 11, 2006. The lawsuit is pending in the United States District Court for the Southern District of Florida and names as defendants GlobeTel and certain of its top ranking executives. The Company believes that the suit is without merit and will vigorously defend against it.

GlobeTel Wireless, Russian Joint Venture Agreement

On May 1, 2006, the Company announced that on Tuesday, April 25, it instructed its lawyers in Moscow, Cleary, Gottlieb, Steen & Hamilton, to prepare and subsequently deliver to LLC Internafta a formal Default Notice relating to the Agreement signed between GlobeTel and Internafta on December 29, 2005.See note 5 for details.

Sales of Common  Stock

On April 27, 2006 the Company entered into an agreement with Caterham Financial Management, LTD (`Caterham") and received $1,050,000 for 500,000 shares of GTE common stock at $2.10 per share, in accordance with a Securities Purchase agreement executed with Caterham. The agreement stipulates that, before June 25, 2006, Caterham will purchase from the Company, an additional 1,500,000 shares of GTE stock at 84% of the market price, but not less than $2.00 per share. However, should the market price fall under $2.25 per share, then Caterham would not be obligated to make the purchase.

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

General

GlobeTelX(R) Product Line

On February 15, 2006, we announced the launch of its new GlobeTelX(R) product line of VoIP Gateways. GlobeTelX is a series of advanced VoIP CPE (Customer Premise Equipment) units based on Asterisk IAX2 (Inter-Asterisk Exchange Version
2), jointly developed with Taiwan-based Accel Inc. and IP-WARE S.L. based in Spain.

Sanswire Networks LLC Commences Float Testing of Sanswire II

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

Money Remittance Service Program with Travelex

On April 17, 2006, we announced that we launched its money remittance service program offered in conjunction with Travelex Currency Services, Inc. GlobeTel's technology has been deployed to enable remittance functions through Fidelity Express, a national leader in money order generation and walk-in bill payment solutions with a growing merchant base of more than 5,000 locations in 22 states. Fidelity Express accepts payments through authorized retailers, primarily supermarkets and convenience stores.

Results of Operations

Three months ended March 31, 2006, ("2006" or "the current period") compared to the three months ended March 31, 2005, ("2005" or "the prior period").

Revenues. During the current period, our gross revenues were $22,294,725 representing an increase of 24% over the prior period when our gross revenues were $18,010,643. Our revenues increased primarily due to revenues from our subsidiary, Centerline and its subsidiaries, which recorded consolidated revenues of $22,275,244, or 99.9% of total revenues, consisting primarily of wholesale traffic revenues (telecommunications minutes). The remainder of our revenues were derived from sales of IP Phones.

Cost of Sales. Our cost of sales consists primarily of the wholesale cost of buying bandwidth purchased by us for resale, collocations costs, technical services, wages, equipment leases, and the costs of telecommunications equipment. We had cost of sales of $22,213,503 for the current year, compared to $17,283,963 for the prior period. Our goal is to replace non-margin generating traffic in the short-term with margin generated traffic. We are currently working to establish additional direct routes, while continuing to increase sales and accordingly, its customer base.

Gross Margin. Our gross margin was $81,222 or 0.4% of total revenues for the current period, compared to $726,680 or 4% of total revenues in the prior period, a decrease of $645,458 or (89%). The decrease is primarily due to the fact that there was lower margin on resale of wholesale minutes related to the increased cost of the minutes to terminate. We expect to derive higher margins in the future as our wholesale traffic business experiences incremental growth.

Operating  Expenses.   Our  operating  expenses  for  the  current  period  were
$3,634,157 compared to prior period operating expenses of $4,299,018, a decrease of $664,861 or (16%). The decrease is primarily due to the following:

Employee payroll and related taxes for the current period were $857,744 compared to $570,591, an increase of $287,153 or 50%. This increase was due to expansion of our operations, facilities and workforce, related to additional services required to develop and expand our geographical and product markets and projects, including our Stored Value Program, our Sanswire Project, and international markets. As of March 31, 2006, our employee headcount increased to 75 from 44 at March 31, 2005.

Consulting and professional fees decreased to $389,756 from $1,283,458 due primarily to a reduction in non-cash compensation to $0 from $716,400. There was also a $165,775 decrease in expenses related to project and market development expenses as we strive towards launching new products for 2006.

Investment banking and financing fees decreased to $0 in the current period as compared to $439,715 for 2005, as this amount related to obtaining funding of approximately $4.8 million during the three months ended March 31, 2005.

We incurred $694 of sales commissions to Carrier Services, Inc. ("CSI") for our Centerline operations during the current period, compared to $724,513 in the prior year. This variance is due to commission payments for revenue milestones that were achieved during fiscal year 2005. See Note 4 to financial statements regarding amounts due to CSI.

We incurred  $524,085 of research and development costs for our Sanswire project
- development of the Stratellite during the current period, compared to $443,924 in the prior year, an increase of $80,161. This is mainly due to costs related to the successful floating of Sanswire II Technology Demonstrator Airship along with the initial testing phases.

Income (Loss) from Operations. We had an operating loss of ($3,552,935) for the current period as compared to an operating loss of ($3,572,338) for the prior period. Our operating loss remained relatively stable as compared to prior years. We expect that we will continue to have higher operating costs as we increase our staffing and continue expanding operations, programs, projects and operating costs as it relates to the expected increase in revenues, related to our subsidiaries.

Other Income (Expense). We had net other income totaling $42,577 during the current period compared to other expense of ($27,715) in the prior period. The variance is due to elimination of debt in the current year.

Net Income (Loss). We had a net loss of ($3,510,358) in the current period compared to a net loss of ($3,600,053) in the prior period. The net loss is primarily attributable to the decrease in gross margin and increase in the operating expenses as discussed above.

Liquidity and Capital Resources

Assets. At March 31, 2006, we had total assets of $22,739,959 compared to total assets of $20,319,072 as of December 31, 2005.

The current assets at March 31, 2006, were $5,735,964, compared to $3,330,778 at December 31, 2005. As of March 31, 2006, we had $2,135,104 of cash and cash equivalents compared to $1,228,180 as of December 31, 2005. The increase in cash and cash equivalents is primarily related to the funding related to the conversion of stock warrants during the current period.

The Company had restricted cash of $1,292,000 as of March 31, 2006 representing security for letters of credit to suppliers for MasterCard in the amount of $1,000,000 in support of the Store Value Card program, a rental deposit for Los Angeles World Airport related to the Palmdale Hanger occupied by Sanswire Networks, LLC in the amount of $72,000 and for various wholesale carriers in the amount of $220,000. $1,122,000 of Letters of credit to vendors existed as of December 31, 2005. The Company anticipates replacing this security with its restricted stock within the next operating cycle.

Our net accounts receivable were $1,287,880 as of March 31, 2006, compared to $371,618 as of December 31, 2005. As of March 31, 2006, the Company had approximately 40 customers of which seven customers accounted for approximately 62% of accounts receivable balance, including one customer accounting for 36% (or $456,704). As of March 31, 2006, we have increased our allowance for doubtful accounts by $83,229.

Other current assets included primarily, as of March 31, 2006, $170,660 in prepayment to a related party, ISG Jet, LLC compared to $185,960 as of December 31, 2005; $471,839 in prepaid expenses related to prepaid minutes with carriers, compared to $184,434 at December 31, 2005; $266,230 of inventory related to components for our wireless operations and IP Phones compared to $67,525 as of December 31, 2005 and deposits on equipment purchases of $108,993 compared to $124,993 as of December 31, 2005.

We had other assets totaling $9,959,872 as of March 31, 2006 and December 31, 2005. Both balances are primarily related to the intangible assets associated with the Sanswire Networks and Hotzone Wireless acquisitions. The Hotzone Wireless acquisition was made during fiscal year 2005, while the Sanswire Networks acquisition was made during fiscal year 2004.

Liabilities. At March 31, 2006, we had total liabilities of $8,667,672 compared to total liabilities of $9,906,933 as of December 31, 2005.

The current liabilities at March 31, 2006 were $4,134,506 compared to $5,198,766 at December 31, 2005, a decrease of $1,064,260. The variance is attributed primarily to reduction in the due to related payable to CSI (see Note 4 above) to $259,875 from $901,606, a $150,810 reduction (paid in stock) in the amounts due to former employee to $86,790 from $237,600, an increase of $301,108 representing deposits due to Telecom customers, classified as deferred revenues, and a reduction in other accrued liabilities to $183,199 from $643,018, a reduction of $459,819.

Cash Flows. Our cash used in operating activities was ($5,214,298) for the current period, compared to ($2,525,356) for the prior period. The increase was primarily due to the increased level of operations and operating activities and changes in our current assets and liabilities.

Our cash used in investing activities was ($245,550) as compared to ($5,151,177) in the prior period, which mainly due to less property and equipment acquisitions as our telecommunication program is currently operational as compared to acquisition and expansion of new telecommunications equipment in the prior period.

Net cash provided by financing activities was $6,365,861, principally from proceeds from the conversion of stock warrants, netting $6,341,148 (net of broker fees of $477,032, which was charged against Additional Paid-in Capital) for the current period, compared to $10,679,415 in the prior period, when we received proceed of approximately $11 million from proceeds for sales of preferred stock, sales of common stock, convertible notes payables and from our former unconsolidated foreign subsidiary.

As detailed in the financial statements, we have stock subscriptions receivable for preferred shares that will raise a total of approximately $500,000 in cash in 2006, primarily in the form of financing provided by Series D preferred shareholders. In addition, we anticipate increased cash flows from 2006 sales activities; however, additional cash will still be needed to support operations. Management believes it can continue to raise capital from various funding sources, which when added to budgeted sales and current working capital, will be sufficient to sustain operations at its current level through March 31, 2007. However, if budgeted sales levels are not achieved, or if significant unanticipated expenditures occur, or if the Company is unable to obtain the necessary funding, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern through March 31, 2007.

As reflected in the accompanying financial statements, during the period ended March 31, 2006, we had a net loss of ($3,510,358) compared to a net loss of ($3,600,053) during the prior period. Consequently, there is an accumulated deficit of ($75,124,789) at March 31, 2006, compared to ($71,614,431) at
December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2006, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

For the year ended December 31, 2005, the Company's independent auditors, Dohan and Company, CPA's, P.A. ("Dohan") advised management and the Board of Directors that in connection with its audit of the Company's consolidated financial statements for the year ended December 31, 2005, it had noted no matters involving internal control and its operation that it considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent auditors' attention that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. Further, a material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Although the independent auditors did not report any material weaknesses in internal controls, as noted above, the Company has made and is continuing to make changes in its controls and procedures, including its internal control over financial reporting, aimed at enhancing their effectiveness and ensuring that the Company's systems evolve with, and meet the needs of, the Company's business. As further noted above, the Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company's controls and procedures, including its internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. The Company has established a financial reporting controls committee, which meets quarterly to address corporate financial issues and has added one more employee to its accounting staff. Furthermore, we have restructured departmental responsibilities and we are currently in the process of implementing a new accounting system.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Mexico Associate and Customer Litigation

We have a legal action against our associate and customer in Mexico for non-payment of the amount they owe the Company. This customer has substantial assets, including telecommunications equipment, existing working networks and Mexican tax refunds which they have proposed to turn over to us. We filed a motion in the Mexican courts which was necessary to formally request that we become the assigned payee of the tax refund receivable and formally secure the equipment and to take over the operations of the existing networks.

In February 2005, the customer agreed that proceeds from the network operations were to be paid totally to us, including the customer's portion of the profit sharing, until the amount owed has been fully paid. Upon full payment, we will begin the sharing profits again in accordance with the contract.

We received a judgment on February 14, 2005, in the amount of $330,000. It is not certain of the amounts that, ultimately, will be realized from the Mexico associate.

This situation above with our customer caused us to record an allowance for bad debt expense for the fiscal year ending 2004. In addition, this customer also caused us to record another allowance for bad debt expense during 2005 in relation to the loss on a Mexican Tax Refund in the amount of $382,160.

Former Consultants Litigation

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

The parties entered into an agreement to proceed before a Judicial Hearing Officer for a non-jury trial which is scheduled for May 17, 2006. The outcome cannot be projected with any certainty. However, the company does not believe that it will be materially adversely affected by the outcome of the proceeding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 31, 2005 investors holding convertible notes payable total $4.5 million also received one Class A Warrant to purchase one share of common stock for each share that the notes would be convertible into had they been converted on the closing date (August 31, 2005) (a total of 2,727,273 shares). The per share exercise price of the Warrants is $2.50. Under these agreements, all of these shares were exercised in January 2006. The proceeds were used primarily for working capital needs.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters brought to a vote of security holders during the quarter ended March 31, 2005.

Item 5. Other Information

Officers and Directors Appointments / Resignations

On January 13, 2006, the Board of Directors  appointed  Dorian Klein and Michael
P. Castellano to serve as directors on GlobeTel's Board of Directors. Mr. Castellano also serves as Chairman of the Audit Committee and is a member of the Compensation and Nominating Committees. Mr. Klein serves on GlobeTel's Audit Committee and also serves as Chairman of the Compensation Committee and is a member of the Nominating Committees.

On February 17, 2006, we announced that Sir Christopher Meyer, its Non-Executive Chairman, resigned his position as Chairman of Globetel as he advised the Board that he felt unable to commit the time to the Chairmanship of GlobeTel that the Company's shareholders had the right to expect and requested a change in his status to that of an Independent Director . Effective March 19, 2006, he resigned his position as an Independent Director, however, on March 23, 2006, we announced that Sir Christopher Meyer had accepted GlobeTel's offer to chair its newly formed International Advisory Board.

On March 23, 2006, we announced that J. Randolph Dumas, Vice Chairman, has been elected Chairman of the Board of Directors, succeeding Sir Christopher Meyer, who remains with the Company as Chairman of the GlobeTel International Advisory Board, but who has resigned his seat on the Board of Directors.

On April 10, we announced that Thomas Jimenez has retired as Chief Financial Officer of GlobeTel Communications Corp. (Mr. Jimenez had no disputes with the Company) and Lawrence Lynch has been named Chief Financial Officer.

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

GLOBETEL COMMUNICATIONS CORP.

Registrant


                        /s/ Timothy Huff
                        Name: Timothy Huff
                        Title: Chief Executive Officer and Director
                        Date: May 12, 2006


                        /s/ Lawrence E. Lynch
                        Name: Lawrence E. Lynch
                        Title: Chief Financial Officer
                        Date: May 12, 2006