Form 10KSB/A
period 2004-12-31
GLOBETEL COMMUNICATIONS CORP
filed 2006-06-09
CIK 919742

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

Transitional Small Business Disclosure Format (Check one): Yes |X| No |_|

(*) Affiliates for the purposes of this Annual Report refer to the officers, directors of the issuer and subsidiaries and/or persons or firms owning 5% or more of issuer's common stock, both of record and beneficially. [GRAPHIC

EXPLANATORY NOTE

GlobeTel is amending its filing on Form 10-K made on March 31, 2005, to include the conformed signature of the auditor on the audit report that was inadvertently omitted from the filing.

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


/s/ Dohan & Co. CPAs

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