Form 10-K/A
period 2005-12-31
GLOBETEL COMMUNICATIONS CORP
filed 2006-06-09
CIK 919742

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

              "ANNUAL REPORT ON FORM 10-K/A-1 TO THE UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2005

EXPLANATORY NOTE

GlobeTel is amending its filing on form 10-K made on March 31, 2006 to include certain information that was omitted from the section "COMPENSATION OF DIRECTORS" and to include the conformed signature of the auditor on the audit report. The conformed signature was inadvertently omitted from the filing."


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
                                                                   ===============      ==========

COMPENSATION OF DIRECTORS

In Section 10, the last paragraph entitled "COMPENSATION OF DIRECTORS" should be replaced in its entirety with

The Company compensated the Directors using cash and stock options. Directors fees are $25,000 per annum (paid quarterly). Upon their election as a member of the board of directors, each non-employee director received 25,000 stock options. These options granted to our directors vest as follows: options to purchase 100% of the shares vest as of first anniversary of date of grant. We reimburse our directors for all out-of-pocket expenses incurred in the performance of their duties as directors.

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