Form 10-Q
period 2006-06-30
GLOBETEL COMMUNICATIONS CORP
filed 2006-08-14
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2006
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

Commission file number 0-23532

GLOBETEL COMMUNICATIONS CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	88-0292161
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9050 Pines Blvd., Suite 255
Pembroke Pines, FL 33024
(Address of principal executive offices)

(954)241-0590
(Issuer's telephone number)

Indicate by check mark whether registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filter and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of August 9, 2006 we had issued and outstanding 108,062,660 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Item 1. Financial Statements.

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,869,411	$1,228,180
Restricted cash	142,000	1,122,000
Accounts receivable, less allowance for doubtful accounts of $575,409 and $409,100	1,575,207	371,618
Loans to employees	-	46,068
Prepaid expenses	959,682	184,434
Prepaid expenses - related party, ISG Jet, LLC	99,480	185,960
Inventory	367,745	67,525
Deposits on equipment purchase	88,993	124,993
Deferred tax asset, less valuation allowance of $10,937,137 and $9,828,700	—	—
TOTAL CURRENT ASSETS	5,102,518	3,330,778

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $949,527 and $596,958	7,283,525	7,028,422

OTHER ASSETS
Intangible assets	10,032,550	9,907,550
Deposits	46,172	52,322
TOTAL OTHER ASSETS	10,078,722	9,959,872

TOTAL ASSETS	22,464,765	20,319,072

LIABILITIES AND STOCKHOLDERS' EQUITY

COMMITMENTS AND CONTINGENCIES (NOTE 6)

LIABILITIES

CURRENT LIABILITIES

Accounts payable	1,179,432	907,208
Due to Lexington, Inc. payable in Company stock	100,000	-
Due to related party payable in Company stock - Carrier Services, Inc.	204,807	901,606
Due to former employee payable in Company stock	86,790	237,600
Due to related party payable in Company stock - Hotzone Wireless, Inc.	2,211,666	2,451,834
Accrued expenses and other liabilities	455,905	643,018
Deposits from customers	277,024	-
Related party payables	57,500	57,500
TOTAL CURRENT LIABILITIES	4,573,124	5,198,766

LONG-TERM LIABILITIES
Due to related party payable in Company Stock - Hotzone Wireless, Inc.	2,386,667	4,708,167
TOTAL LONG-TERM LIABILITIES	2,386,667	4,708,167

TOTAL LIABILITIES	6,959,791	9,906,933
See accompanying notes.

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS - Continued
	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
STOCKHOLDERS' EQUITY

Series A Preferred stock, $.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding:	—	—
Series B Preferred stock, $.001 par value, 35,000 shares authorized; 0 shares issued and outstanding:	—	—
Series C Preferred stock, $.001 par value, 5,000 shares authorized; 0 shares issued and outstanding:	—	—
Series D Preferred stock, $.001 par value, 5,000 shares authorized; 1,000 shares issued and outstanding:	1	1
Additional paid-in capital - Series D Preferred stock	999,999	999,999
Common stock, $.00001 par value, 250,000,000 and 150,000,000 shares authorized; 106,749,234 and 98,192,101 shares issued and outstanding	1,068	982
Additional paid-in capital	94,240,167	81,570,082
Stock subscriptions receivable:
Series D Preferred Stock	(500,000)	(500,000)
Common Stock	(142,135)	(44,494)
Accumulated deficit	(79,094,126)	(71,614,431)
TOTAL STOCKHOLDERS' EQUITY	15,504,974	10,412,139

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,464,765	$20,319,072
See accompanying notes.

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

	For the three months Ended		For the six months Ended
	June 30,		June 30,
	2006	2005	2006	2005

REVENUES EARNED	$21,628,623	$19,700,531	$43,923,348	$37,711,175
COST OF REVENUES EARNED	21,223,711	19,782,516	43,437,214	37,066,480
GROSS MARGIN	404,912	(81,985)	486,134	644,695

EXPENSES
Payroll and related taxes	1,023,183	903,365	1,880,927	1,473,956
Consulting and professional fees	420,791	3,062,862	810,548	4,346,320
Officers Compensation	634,700	204,922	1,116,442	466,034
Bad debts	83,140	289,469	166,369	383,560
Investment banking and financing fees	—	9,835	—	449,550
Investor and public relations	99,561	167,867	193,712	193,597
Commissions expense - related party Carrier Services, Inc.	—	—	694	724,513
Research and development	528,371	374,535	1,052,457	818,460
Other operating expenses	536,915	284,168	892,248	440,148
Telephone and communications	92,106	41,834	154,680	63,781
Travel and related expenses	440,584	155,086	796,870	281,266
Rents	199,103	73,292	329,126	143,251
Insurance and employee benefits	152,596	291,689	266,288	355,105
Depreciation and amortization	169,994	31,838	354,843	50,240
TOTAL EXPENSES	4,381,044	5,890,762	8,015,204	10,189,781

LOSS BEFORE OTHER INCOME (EXPENSE) AND INCOME TAXES	(3,976,132)	(5,972,747)	(7,529,070)	(9,545,086)

OTHER INCOME (EXPENSE)
Interest income	7,564	15,618	50,141	21,813
Interest expense	(766)	(200)	(766)	(34,110)
NET OTHER INCOME (EXPENSE)	6,798	15,418	49,375	(12,297)

LOSS BEFORE INCOME TAXES	(3,969,334)	(5,957,329)	(7,479,695)	(9,557,383)

INCOME TAXES
Provision for income taxes	—	—	—	—
Tax benefit from utilization of net operating loss carryforward	—	—	—	—
TOTAL INCOME TAXES	—	—	—	—

NET LOSS	$(3,969,334)	$(5,957,329)	$(7,479,695)	$(9,557,383)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	104,467,980	75,003,707	102,919,203	70,570,901
DILUTED	104,467,980	75,003,707	102,919,203	70,570,901

NET LOSS PER SHARE
BASIC	$($0.04)	($0.08)	($0.07)	($0.14)
DILUTED	($0.04)	($0.08)	($0.07)	($0.14)

See accompanying notes.

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six Months Ended June 30,

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,479,695)	$(9,557,383)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	354,843	86,264
Bad debt expense	166,369	(383,560)
Write-off of obsolete Inventory	27,940	—
Stock option compensation	64,109	—
Common stock options exchanged for services	225,170	—
Common stock exchanged for services	23,750	3,473,899
(Increase) decrease in assets:
Accounts receivable	(1,369,958)	1,048,212
Restricted cash	980,000	—
Loans to employees	46,068	5,385
Prepaid expenses	(775,248)	(63,163)
Prepaid expenses - related party, ISG Jets, LLC	86,480	—
Inventory	(328,160)	3,000
Deposits	42,150	(1,324)
Increase (decrease) in liabilities:
Accounts payable	359,707	327,475
Due to related party - Carrier Services, Inc.	(106,231)	454,922
Due to related party payable in Company stock - Hotzone Wireless, Inc.	(175,000)	—
Accrued expenses and other liabilities	(187,112)	19,916
Deposits from customers	277,024	(32,335)
NET CASH USED BY OPERATING ACTIVITIES	(7,767,794)	(4,618,692)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(609,946)	(5,923,437)
Advances to related party - Hotzone Wireless, Inc.	—	(21,658)
Acquisition of Intangible assets	(125,000)	—
Deposit on equipment	—	(16,000)
NET CASH USED BY INVESTING ACTIVITIES	(734,946)	(5,961,095)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of preferred stock - Series B	—	5,085,200
Sale of preferred stock - Series D	—	250,000
Sale of common stock and stock warrants	2,652,353	5,102,152
Sale of common stock - exercises of options	52,807	—
Proceeds from loan payable to unconsolidated foreign subsidiary - CGI	—	1,514,015
Proceeds from conversion of stock warrants	6,426,295	—
Proceeds from convertible notes payable	—	1,800,000
Payments on loan payable to unconsolidated foreign subsidiary - CGI	—	(60,000)
Payments for letters of credit	—	(172,000)
Payments on capital lease financing	—	(4,604)
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,131,455	13,514,763

Effects of exchange rate changes on cash	12,516	—

NET INCREASE IN CASH AND EQUIVALENTS	641,231	2,934,976

CASH AND EQUIVALENTS - BEGINNING	1,228,180	601,559

CASH AND EQUIVALENTS - ENDING	$1,869,411	$3,536,535

See accompanying notes.

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS - continued (Unaudited)
	For the Six Months Ended June 30,

	2006	2005
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$766	$34,110
Income taxes	$—	$—
In addition to amounts reflected above, common stock was issued for:
Options issued for services	$225,170	$—
Shares issued for services	$23,750	$3,473,899
Shares issued for convertible notes payable	$—	$1,800,000
Shares issued for payment on equipment purchase	$—	$100,000
Conversion of Series A preferred stock to common stock	$—	$697,500
Shares issued as payment due to former employee in Company stock	$150,810	$—
Shares issued as payment for due to related party in Company stock - Hotzone Wireless, Inc.	$2,386,667	$—
Payment of Series B preferred stock subscriptions receivable for equipment	$—	$4,835,200
Non-cash Financing Activities:
On July 28, 2004, $1,000,000 of Series D preferred stock was issued. A stock subscription receivable of $500,000 was outstanding as of June 30, 2006.
See accompanying notes.

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

Certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which are not required for interim reporting purposes, have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in its annual report on Form 10-K for the year ended December 31, 2005. The accompanying financial statements should be read in conjunction with the financial statements and notes. However, to assist the users of these financial statements, accounting policies for certain significant accounts and transactions are repeated below, notwithstanding the absence of any significant changes in any policies since the last reported period, other than as described below in Note 8, “Stock-Based Compensation”.

Basis of Presentation

The financial statements include the accounts of GlobeTel Communications Corp. (“Globetel”) and its wholly-owned subsidiaries. All material inter-company balances and transactions were eliminated in the consolidation.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current year presentation. There was no material changes in classifications made to previously issued financial statements.

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

Nature of Operations

GlobeTel Communications Corp. (“GlobeTel”) is engaged in the business of providing telecommunications and financial services. GlobeTel operates business units in stored value cards, as a certified MasterCard processor, the sale of Internet telephony using Voice over Internet Protocol ("VOIP") technology and equipment, and wireless communications both domestically and internationally, including Mexico and certain countries in South America, Europe and Asia. In addition, our subsidiary, Sanswire Networks, LLC, is developing a National Wireless Broadband Network utilizing high-altitude airships called Stratellites that will be used to provide wireless voice, video, and data services. Through June 30, 2006, GlobeTel Wireless, GlobeTel VOIP and Centerline Communications generated revenues, however, all of our operations are considered to be of relatively equal importance, based on the anticipation of additional future revenue producing activities and substantial investment in assets related to all of our operations.

Organization and Capitalization

In May 2005, GlobeTel approved a reverse split of shares of common stock on a one for fifteen (1:15) basis and changed the number of shares authorized to 100,000,000. In the Company’s annual shareholders meeting on August 11, 2005, the shareholders voted to increase the shares authorized from 100,000,000 to 150,000,000, and in the Company’s annual shareholders meeting on June 21, 2006, the shareholders voted to increase the shares authorized to 250,000,000.

All common stock amounts in this report have been retroactively restated to account for the reverse stock split, unless otherwise noted.

The American Stock Exchange (“AMEX”) granted approval for the Company to list its shares on the exchange and the Company began trading on the AMEX under the symbol GTE on May 23, 2005.

On July 19, 2006 the Company received a letter from the AMEX stating that they intended to de-list the Company's shares because the Company's press releases were "overly promotional", that the Company had not provided all requested documentation to AMEX pursuant to a request for information, and that the Company or its management had engaged in operations which, in the opinion of AMEX, are contrary to the public interest.

On July 25, 2006 the Company announced that it had notified the AMEX of its decision to appeal the AMEX Staff Determination to de-list with the AMEX’s Listing Qualifications Panel. According to the AMEX Company Guide, a hearing will be scheduled, to the extent practicable, within 45 days of the Company’s appeal. The Company anticipates that its common stock will continue to trade on AMEX pending a decision by the Panel. (See Note 11)

Accounts Receivable and Allowance for Doubtful Accounts

Trade and other accounts receivable are reported at face value, less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers and, in connection with our Mexico network, Mexican tax refunds receivable. The Company estimates doubtful accounts on an item-to-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally accounts that are ninety-days or more overdue. When accounts are deemed uncollectible, the account receivable is charged off and the allowance account is reduced accordingly. Bad debt expense for the three months ended June 30, 2006 and 2005 was $83,140 and $289,469 respectively.

Inventory

Inventory is recorded at lower-of-cost-or-market, first-in first-out (FIFO) basis. Inventory at June 30, 2006 consisted primarily of component parts related to the Company’s wireless operations, and at December 31, 2005 consisted primarily of communications equipment (IP Phones) and component parts related to the Company’s wireless operations.

During the three and six months ended June 30, 2006, the Company wrote-off $11,940 and $27,940 of IP Phones inventory considered obsolete and charged this amount to expense.

Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company currently maintains a substantial portion of its day-to-day operating cash balances at several financial institutions. As of June 30, 2006 and December 31, 2005 the Company had $1,764,618 and $898,701, respectively, in excess of federally insured limits.

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

In January 2006, investors exercised all of the outstanding 2,727,273 Class A Warrants at $2.50 per share for net proceeds of $6,341,148. The Company also agreed to issue the investors a total of 1,935,606 new warrants with an exercise price of $4.00 per share, and the warrants expire on August 31, 2008.

As described in Note 7, in April 2006, net proceeds of $1,050,000 were received for the purchase of 500,000 shares of common stock at $2.10 per share, pursuant to a Stock Purchase Agreement with Caterham Financial Management, LTD (”Caterham”).

In June 2006, total net proceeds of $2,672,500 were received for advanced purchase of a total of 1,660,656 shares of common stock at various prices and for warrants to purchase a total of 1,660,656 shares of common stock at various prices, pursuant to a new pending Stock Purchase Agreement with Asia Pacific Capital Corporation.

The Company anticipates increased cash flows from 2006 sales activities; however, additional cash will still be needed to support operations. Management believes it can continue to raise capital from various funding sources, which, when added to budgeted sales and current working capital, will be sufficient to sustain operations at its current level through December 31, 2006. However, if budgeted sales levels are not achieved, or if significant unanticipated expenditures occur, or if the Company is unable to obtain the necessary funding, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern through December 31, 2006.

NOTE 2 - ACCOUNTS RECEIVABLE AND SALES - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

As of June 30, 2006, the Company had approximately 65 customers, of which 6 customers accounted for approximately 52% of accounts receivable balance, including one customer accounting for $275,700 or 18%.

Sales attributable to foreign operations for the three months ended June 30, 2006 were $21,612,923 or approximately 99% of total sales and $43,862,098 or approximately 99% of total sales for the six months ended June 30, 2006. Revenue is attributable to various foreign countries, since calls either originate or terminate in these countries. All transactions, other than those of GlobeTel Wireless Europe GmbH, a German corporation, were accounted for in U.S. currency, and no material gain or loss was recorded on fluctuations in foreign currency.

NOTE 3 - INTANGIBLE ASSETS

Accounting for Intangible Assets

It is the Company's policy to test for impairment of intangible assets no less than quarterly, or when conditions occur that may indicate an impairment. The Company's intangible assets, which consist primarily of intellectual property, including technology and know-how, and business relationships, were evaluated by management initially upon acquisition and, as of June 30, 2006, determined to have an indefinite useful life and are not subject to amortization.

The Company evaluates the remaining useful life of its intangible assets not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite life. Since, as of the date of this report, there are no known legal, regulatory, contractual, competitive, economic, or other factors identified by the Company’s management that limit the useful lives of the assets, the asset lives continue to be considered indefinite. If and when an intangible asset is determined to no longer have an indefinite useful life, the asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangibles that are subject to amortization.

The Company tested the intangible assets for impairment, as of June 30, 2006, and determined that no adjustments for impairment were required, whereas the projected net cash flows to be generated by the intangible assets are anticipated to exceed the carrying values of those assets. In evaluating the projected net cash flows, management considered existing and pending business associations and market opportunities for each of the intangible assets discussed below.

The Company’s intangible assets, as discussed below, consisted of the following as of June 30, 2006:

Hotzone	$7,129,550
Sanswire	2,778,000
Lexington	125,000
Total	$10,032,550

HotZone

On June 2, 2005, the Company entered into an agreement to acquire certain assets of HotZone Wireless, Inc. (“HotZone”), an advanced developer of WIMAX and extended range WIFI Systems with operations in the United States and Europe. The acquisition transaction, which closed during the three months ended September 30, 2005, was paid with $27,000 cash and provides for a total of 2 million shares of the Company's common stock to be issued in increments of 666,667 shares on each of the first, second, and third anniversary dates of the agreement, assuming that certain milestones are achieved. Additionally, the HotZone staff has entered into employment agreements with the Company.

In June 2006, the Company issued the first increment of 666,667 shares of the Company’s common stock. The balance due to HotZone as of June 30, 2006 is $4,598,333, of which $2,211,666 is the current portion and $2,386,667 is the long-term portion.

The assets acquired under the HotZone agreement consist primarily of intellectual property and proprietary rights in intellectual property. As of September 30, 2005, the Company had placed all of HotZone's tangible assets into GlobeTel Wireless Corp. (GlobeTel Wireless), its Florida-based, wholly-owned subsidiary.

The HotZone WIMAX system will provide radio technology for the wireless communications that will cover significant geographical areas. HotZone’s associations and opportunities include those with both domestic and foreign telecommunications companies, including contracts to install high-speed wireless networks in locales in Germany, Mexico, and China. HotZone’s product, technology development and marketing activities, regarding this wireless technology, are continuing and no other conditions occurred that may indicate an impairment.

Sanswire

In April 2004, the Company entered into an agreement (amended in August 2004) to acquire certain assets of Sanswire Technologies, Inc. and its subsidiary, Sanswire, Inc., a company that was developing a National Wireless Broadband Network utilizing high-altitude airships called Stratellites that will be used to provide wireless voice, video, and data services. The acquisition was paid with 1,866,667 shares of the Company’s common stock valued at $2,800,000.

The purchase was allocated based on the estimated fair market value of the assets acquired as follows: (a) equipment - $32,000; and (b) intangible assets - $2,768,000, plus an additional $10,000 for certain costs. The assets acquired under the Sanswire agreement consist primarily of intellectual property and proprietary rights in intellectual property. As of September 30, 2004, the Company placed all of the assets into Sanswire Networks, LLC, its Florida-based, wholly-owned subsidiary ("Sanswire").

Sanswire’s associations and opportunities include those with both the United States and foreign governments, and domestic and foreign telecommunications companies. The Company is receiving U.S. Government support from NASA, the U.S. Air Force and other branches of the U.S. military, including the utilization of government facilities and engineering expertise, and possible direct funding of future operational costs. Furthermore, management believes the costs to acquire and implement the Sanswire concept of near-space vehicles and related intangibles is significantly less than would be required to deploy existing technology (e.g., satellites, cell towers, etc.). Sanswire’s research, development, testing of, and cooperation with governmental and commercial entities regarding the Stratellite technology is continuing, and no other conditions occurred that may indicate an impairment.

Lexington

On May 26, 2006, the Company’s wholly-owned subsidiary, Centerline Communications, LLC entered into an agreement to acquire specified assets and contracts of Lexington Global Net, LLC (“Lexington”), a telecommunications systems operator located in Atlanta, Georgia, with operations in the United States and Latin America, primarily in the country of Colombia. The acquisition transaction, which closed during the three months ended June 30, 2006, was paid with $25,000 cash and $100,000 of the Company's common stock to be paid based on an agreed upon value of $1.85 per share for a total of approximately 54,054 shares, to be issued in increments during a period from 60 to 180 days after the execution of the agreement. However, should the market price of the shares delivered decrease to less than $1.85 per share, one year from the date of execution of the agreement, the Company shall make up the difference between the market price and $1.85 by the issuance of additional shares or by payment of said difference in cash or a combination of cash and stock at the purchaser’s discretion.

The assets acquired under the Lexington agreement consist of property, rights, interests and other tangible and intangible assets, including rights to relationships (contractual and non-contractual) with Lexington’s customers and vendors, and certain government authorizations. The tangible assets acquired are considered of negligible value, and, accordingly, the Company allocated the entire purchase price of $125,000 to the intangible assets acquired.

Management anticipates that the associations and opportunities related to the Lexington assets will enable the generation of significant, on-going, profitable sales of telecommunications traffic through numerous customers and vendors.

NOTE 4 - INVESTMENT IN AND DISPOSITION OF FORMER UNCONSOLIDATED FOREIGN SUBSIDIARY - CGI

Prior to December 2005, the Company held a 73.15% interest in Consolidated Global Investments, Inc. (“CGI”), an Australian corporation and an unconsolidated foreign subsidiary.

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

As of the date of this report, a total of 256,666 shares were received from CGI. The remaining 23,334 shares due from CGI were to be returned and utilized to satisfy the Company’s obligation with Carrier Services, Inc. (“CSI”). However, in lieu of receiving the 23,334 shares from CGI, CGI instead paid CSI $23,000 during the three months ended June 30, 2006 to satisfy this obligation (see Note 5 below). Accordingly, no additional amounts or return shares of shares are due from CGI as of June 30, 2006.

NOTE 5 - DUE TO RELATED PARTY - CSI

During 2004 and 2005, the Company entered into contractual agreements with CSI pursuant to which CSI would be compensated with the issuance of (or combination of the issuance of the net proceeds from the sale of) a total of 333,333 shares of GlobeTel’s common stock upon achieving certain revenue targets.

Also, in 2005, the Company entered into two asset purchase agreements with CSI to acquire telecommunication equipment totaling $837,836. The parties agreed that the purchase price for this equipment would be paid with (1) 233,333 shares of GlobeTel’s common stock; and (2) $286,136 in cash. In addition, the purchase agreement also required GlobeTel to provide $150,000 for the reconstruction and establishment of a new telecom switch site in Los Angeles, CA. GlobeTel has complied with this provision.

Pursuant to these agreements, the Company owed CSI a net amount of $901,606 as of December 31, 2005, consisting of (1) 336,667 shares of GlobeTel’s common stock; and (2) $106,231 in cash.

In January 2006, the Company paid CSI the $106,231 in cash and 226,666 shares of GlobeTel stock were transferred to CSI (from the GlobeTel shares returned by CGI; see Note 4 above), and as of March 31, 2006, 110,001 shares, valued at $259,875, were owed.

As discussed in Note 4 above, during the three months ended June 30, 2006, CSI received cash from CGI, in lieu of 23,334 shares owed. Accordingly, as of June 30, 2006, 86,667 shares, valued at $204,807, were owed to CSI, and are expected to be issued by the Company in the near term.

The shares owed to CSI as of June 30, 2006 and December 31, 2005 were recorded at approximately $2.36 per share, based on the weighted-average fair market value of the shares on the respective dates the Company became obligated to issue the shares.

In connection with these and other prior contractual arrangements with CSI, for the six months ended June 30, 2006 and 2005, the Company recorded commission expense of $694 and $724,513, respectively, to CSI.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Litigation

See Part II - Other Information, reference Item 1. under Legal Proceedings.

Leases and Rents

As of June 30, 2006, the Company had leased offices and facilities in various locations in California, Florida and Germany. In June 2006, the Company took occupancy of additional office space at its corporate offices in Pembroke Pines, Florida, with an additional rent obligation of approximately $7,500 per month. Rent expense for the three months ended June 30, 2006 and 2005 was $199,103 and $73,292, respectively.

Network Installation Agreement

On June 7, 2006, the Company entered into an Initial Network Installation Agreement with VPN de Mexico, S.A. de C.V. (“VPN”) exclusively for the purposes of setting forth the terms whereby GlobeTel Wireless will install an initial wireless broadband network in Mexico utilizing its HotZone Wireless technology. GlobeTel will install an Initial Test Network in an area not to exceed 10 sq. km. VPN has paid a $225,000 deposit to GlobeTel as 50% of the initial cost of the network. Once the initial test area has been installed and deployed, VPN will evaluate the network and, upon acceptance, will pay the balance due of $225,000, which is anticipated to occur during the three months ended September 30, 2006. In the event VPN determines that the network does not operate in accordance with its expectations, then the $225,000 deposit will be returned to VPN by the Company.

Upon the acceptance of the initial test area, VPN and the Company intend to proceed with the agreement’s joint venture arrangement, which provides that VPN will pay $5,000,000 to the joint venture for the next stage of implementation, which will call for an installed area of no more than 100 sq. km. The same payment terms will apply whereby VPN will pay a 50% into the joint venture with the balance due at completion and acceptance of this stage.

Since the joint venture arrangements are contingent upon VPN’s acceptance of the initial network and other factors, there can be no assurance that the anticipated revenues will be realized.

NOTE 7 - STOCKHOLDERS' EQUITY

Sales of Common Stock and Stock Warrants

On April 27, 2006 the Company entered into an agreement with Caterham Financial Management, LTD (“Caterham”) and received $1,050,000 for 500,000 shares of GTE common stock at $2.10 per share, in accordance with a Securities Purchase agreement executed with Caterham. The agreement stipulated that, before June 25, 2006, Caterham will purchase from the Company an additional 1,500,000 shares of GTE stock at 84% of the market price, but not less than $2.00 per share. However, should the market price fall under $2.25 per share, then Caterham would not be obligated to make the purchase. Since the market price did in fact fall under $2.25 per share before June 25, 2006, Caterham did not purchase the additional shares as stipulated in the agreement.

Asia Pacific Capital Corporation, advanced funds in anticipation of entering into a new Securities Purchase agreement with the Company. As of June 30, 2006, and as of the date of this report, the Company has not finalized the agreement with the investors. However, whereas the related proceeds were received prior to June 30, 2006, and the Company and the investors have agreed on the anticipated terms of the agreement, as set forth below, the Company has recorded the transactions in the period ended June 30, 2006.

The new Securities Purchase agreement will provide for the investors to purchase up to 4,500,000 shares of the Company’s common stock. Pursuant to the first closing provision of the contemplated agreement, the Company received $1,077,500 for 1,102,302 shares of the Company’s common stock at $0.9775 per share, based on 85% of the then market price of $1.15 per share, as stipulated. At the same time, the Company received $57,500 for the purchase of Stock Warrants for an additional 1,102,302 shares of the Company’s common stock.

Pursuant to the second closing provision of the contemplated agreement, the Company received $524,853 for 558,354 shares of the Company’s common stock at $0.94 per share, based on 85% of the then market price of $1.11 per share, as stipulated. At the same time, the Company received $27,647 for the purchase of Stock Warrants for an additional 558,354 shares of the Company’s common stock.

The Stock Warrants are expected to be exercisable based on incremental purchase prices ranging from 125% to 200% of the market price of the underlying shares on the respective original dates of issuance and will expire within a three year period. As of the date of this report, none of the Stock Warrants were exercised.

Broker fees of $65,000 were paid in connection with the above June 2006 transactions and charged against Additional Paid-In Capital. Based on the above referenced transactions, the Company received a net of $2,672,500 during the three months and six months ended June 30, 2006.

Preferred Stock - Series D

On July 28, 2004, the Company agreed to sell 1,000 shares of Series D Preferred Stock of GlobeTel Communications Corp. ("Series D Preferred Stock") to Mitchell A. Siegel, former Chief Operating Officer and current Vice President of the Company. The Company intended to use the $1 million investment for working capital and purchase of equipment necessary to expand the Company's stored value card programs. The Certificate of Designations for the Series D Preferred Stock was filed with the State of Delaware on July 30, 2004.

Mr. Siegel agreed to pay the $1 million for the 1,000 shares of Series D Preferred Stock to the Company in four (4) equal quarterly installments beginning August 2004. The agreement was subsequently modified for the installment period to be semi-annual and to begin in October 2004, and further modified to defer 50% of the payment for the shares until March 31, 2007. Mr. Siegel has remitted the initial $500,000 due to-date under the modified agreement.

Provided that the preferred shares have not been converted, the holders of the Series D Preferred Stock will vote on an as-converted-to-common basis on any matter submitted for a vote of stockholders during the period of three years from the first closing date.

Beginning on the second anniversary of the first closing date and for a period of one year thereafter, the Series D Preferred Stock is convertible, in minimum increments of 100 shares, into that number of shares of Company common stock that equals 2% of all common shares issued and outstanding on the conversion date. On the third anniversary of the first closing date, all shares of Series D Preferred Stock not previously converted will automatically be converted into Company common stock. Except for the aforementioned voting rights and conversion rights, each share of Series D Preferred Stock shall have rights that are identical to that of the Company's common stock.

As of the date of this report, none of the Series D Preferred shares have been converted into shares of the Company's common stock.

NOTE 8 - STOCK-BASED COMPENSATION

Accounting Policies

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments, SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, applied for periods through December 31, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provision of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective application transition method, which requires the application of the accounting standard as of January 1, 2006, the first date of the Company’s fiscal year. The Company’s consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expenses over the requisite service periods in the Company’s consolidated statements of income (loss). Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123). Under the intrinsic value method, compensation expense under fixed term option plans was recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeded the exercise price. Accordingly, for those stock options granted for which the exercise price equaled the fair market value of the underlying stock at the date of grant, no expense was recorded.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense for the three and six months ended June 30, 2006 included $32,055 and $64,109, respectively, for compensation expense for share-based payment awards granted prior to, but not vested as of December 31, 2005.  Such stock-based compensation is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.  Compensation expense for share-based payment awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

In conjunction with the adoption of SFAS 123(R), the Company adopted the straight-line single option method of attributing the value of stock-based compensation expense. As stock-based compensation expense is recognized during the period is based on awards ultimately expected to vest, it is subject to reduction for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of and for the three and six months ended June 30, 2006, there were no material amounts subject to forfeiture. The Company has not accelerated vesting terms of its out-of-the-money stock options, or made any other significant changes, prior to adopting FASB 123(R), Share-Based Payments.

The Company recognizes compensation expense paid with common stock and other equity instruments issued for assets and services received based upon the fair value of the assets/services or the equity instruments issued, whichever is more readily determined.

As of the date of this report the Company has not adopted a method to account for the tax effects of stock-based compensation pursuant to SFAS 123(R) and related interpretations. However, whereas the Company has substantial net operating losses to offset future taxable income and its current deferred tax asset is completely reduced by the valuation allowance, no material tax effects are anticipated.

Option-Pricing Model

Upon adoption of SFAS 123(R), the Company adopted the Black-Scholes option-pricing model, which was previously used for the Company’s pro forma information required under SFAS 123, as presented in annual financial statements. The Company’s determination of the fair value of share-based payments is effected by the Company’s stock price as well as assumptions regarding the number of highly complex and subjective variables. For the periods presented in this report, the variables used in computing the fair-value of share-based payments under Black-Scholes option-pricing model, which are substantially the same as those used for pro-forma reporting purposes used in the prior year’s financial statements, were based on the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	50%
Risk-free interest rate	5.0%
Expected life of options	1.5 years

The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The Company has never paid a dividend and does not anticipate paying any dividends in the foreseeable future. The Company used the same estimated stock price volatility for the current period as used in the historical pro forma information included in its prior annual financial statements, in accordance with SFAS 123. The risk-free interest rate assumption is based on upon observed interest rates appropriate for the term of the Company’s stock options. The expected life of options represents the estimated weighted-average period the stock options are expected to remain outstanding, based on the Company’s prior experience with the exercise of its stock options.

Accuracy of Fair Value Estimates

Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. The Company has never had any traded options, nor does it anticipate having any traded options in the foreseeable future. Because the Company’s stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s stock options. Although the fair value of stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, the value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Stock-Based Compensation Expense

Stock-based compensation expense for the three months ended June 30, 2006 included $124,284, consisting of $26,350 for directors’ fees, which is included in other operating expenses, and $97,934 for the Chairman of the Board, which is included in officers’ compensation. Stock-based compensation expense for the six months ended June 30, 2006 included $275,271, consisting of $59,001 for directors’ fees, which is included in other operating expenses, and $216,270 for the Chairman of the Board, which is included in officers’ compensation. In addition, stock-based compensation expense for awards granted prior to, but not vested as of, December 31, 2005 of $32,055 and $64,109, respectively, was recorded for the three and six months ended June 30, 2006. Officers’ compensation, employee compensation and directors’ fees for the three months ended June 30, 2006 were $19,203, $11,521 and $1,331, while these amounts for the six month period were $38,405, $23,042 and $2,662, respectively.

Directors’ Compensation for Services

During the three months ended June 30, 2006, the Company accrued Director’s compensation of $43,333 in cash and 17,906 in shares valued at $21,667 ($1.21 per share) and 10,000 shares of stock options valued at $4,683 ($0.4683 per share) for committee Chairman/members. For the six months ended June 30, 2006, the Company recorded director’s compensation of a total of $90,833 in cash and a total of 28,232 shares valued at $45,417 and a total 20,000 shares of stock options valued at $13,584 for committee Chairman/members.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model, as explained above, and the above options all had terms of three years and were fully vested at the grant date.

During the three and six months ended June 30, 2006, the Chairman of the GlobeTel Board of Directors was awarded 123,967 and 273,760 shares of stock options, respectively, valued at $97,934 and $216,270, respectively, ($0.79 per share, based on intrinsic value, with a fair market value of $2.00 per share on the grant date, less exercise price of $1.21 per share). The recorded value of the options awarded was computed as of the date of the grant (November 11, 2005, per prior agreement) using the intrinsic value method per APB 25, as explained in Note 1 above (whereas the options were granted prior to January 1, 2006), and the above options have terms of three years and are recognized as the related services are rendered.

Stock Options Exercised

During the three months ended June 30, 2006, 34,873 options shares were exercised and issued (net of shares used to pay for “cashless options”) for payments of cash and stock subscriptions receivable of $14,459. The shares were issued to current and former employees for options granted, primarily pursuant to the 2004 Employee Stock Options Bonus Plan. No expense for any of the above option shares issued was recorded, whereas the options were expensed when granted and vested in prior years.

NOTE 9 - EARNINGS (LOSS) PER SHARE

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

NOTE 10 - SEGMENT INFORMATION

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment sales prices are market based. The Company evaluates performance based on operations of the respective business units, segregated into telecommunications services (“Telecom”), (includes international wholesale carrier traffic, networks and prepaid calling services), the Sanswire Stratellite project (“Sanswire”), wireless communications services (“Wireless”) and Voice over Internet Protocol ("VOIP") (includes Internet telephony and store value services). The "Corporate" column includes expenses incurred by and net other income realized by the parent corporation, GlobeTel, including corporate operating expenses, not specifically allocated to an operating segment. Segment information for the current and prior period is as follows:

FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005

2006	Telecom	Sanswire	Wireless	VOIP	Corporate	Totals
Revenues Earned	$43,847,167	$—	$30,131	$46,050	$—	$43,923,348
Cost of Revenue Earned	43,361,482	—	16,396	59,336	—	43,437,214
Gross Margin(Loss)	485,685	—	13,735	(13,286)	—	486,134
Expenses	850,858	1,980,055	1,112,832	721,278	3,350,181	8,015,204
Loss Before Other Income (Expense) and Income Taxes	(365,173)	(1,980,055)	(1,099,097)	(734,564)	(3,350,181)	(7,529,070)
Other Income (Expense)	1,012	—	11,064	—	37,299	49,375
Loss Before Income Taxes	(364,161)	(1,980,055)	(1,088,033)	(734,564)	(3,312,882)	(7,479,695)
Income Taxes	—	—	—	—	—	—
Net Loss	(364,161)	(1,980,055)	(1,088,033)	(734,564)	(3,312,882)	(7,479,695)

2005	Telecom	Sanswire	Wireless	VOIP	Corporate	Totals
Revenues Earned	$37,711,174	$—	$—	$—	$—	$37,711,174
Cost of Revenue Earned	37,066,479	—	—	—	—	37,066,479
Gross Margin(Loss)	644,695	—	—	—	—	644,695
Expenses	1,123,225	2,472,640	—	—	6,593,916	10,189,781
Loss Before Other Income (Expense) and Income Taxes	(478,530)	(2,472,640)	—	—	(6,593,916)	(9,545,086)
Other Income (Expense)	—	—	—	—	(12,297)	(12,297)
Loss Before Income Taxes	(478,530)	(2,472,640)	—	—	(6,606,213)	(9,557,383)
Income Taxes	—	—	—	—	—	—
Net Loss	$(478,530)	$(2,472,640)	$—	$—	$(6,606,213)	$(9,557,383)

NOTE 11 - SUBSEQUENT EVENTS

American Stock Exchange Listing

On July 19, 2006 the Company received a letter from the AMEX stating that it intended to de-list the Company's shares because the Company's press releases were "overly promotional", that the Company had not provided all requested documentation to AMEX pursuant to a request for information, and that the Company or its management had engaged in operations, which, in the opinion of the AMEX, are contrary to the public interest.

On July 25, 2006 the Company announced that it had notified the AMEX of its decision to appeal the AMEX Staff Determination to de-list with the AMEX’s Listing Qualifications Panel. According to the AMEX Company Guide, a hearing will be scheduled, to the extent practicable, within 45 days of the Company’s appeal. The Company anticipates that its common stock will continue to trade on AMEX pending a decision by the Panel.

There can be no assurance that the Company will be successful in its efforts to remain on the AMEX, in which case the Company expects that its common stock would trade on the over-the-counter bulletin board.

Item 1A. Risk Factors

Forward-Looking Statements

Certain information included in this Form 10-Q and other materials filed or to be filed by GlobeTel Communications Corp. ("GlobeTel," "we" "us" or "our") with the Securities and Exchange Commission as well as information included in oral or written statements made from time to time by us, may contain forward-looking statements about our current and expected performance trends, business plans, goals and objectives, expectations, intentions, assumptions and statements concerning other matters that are not historical facts. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as "believe", "plan", "will likely result", "expect", "intend", "will continue", "is anticipated", "estimate", "project", "may", "could", "would", "should" and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (SUPP. 1996), as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the "Act").

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

This quarterly report also contains certain estimates and plans related to the telecommunications industry in which we operate. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know what level of growth will exist, if any, in the telecommunications industry, and particularly in those domestic and international markets in which we operate. Our growth will be dependent upon our ability to compete with larger telecommunications companies, and such factors as our ability to collect on our receivables and to generate profitable revenues from operations and/or from the sale of debt or equity securities, of which there can be no assurance. If our assumptions are wrong about any events, trends and activities, then our estimates for the future growth of GlobeTel and our consolidated business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

The following risk factors may affect our operating results and the environment within which we conduct our business. If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements. These risk factors include, but are not limited to:

•
Changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response to those attacks, including the armed conflict in Iraq or other potential countries;

•	Increasing competition in the VOIP segment of the telecommunications industry;
•	Adverse Internet conditions which impact customer traffic on our Company's networks in general and which cause the temporary underutilization of available bandwidth;
•
Various factors which increase the cost to develop and/or affect the number and timing of the openings of new networks, including factors under the influence and control of government agencies and others;

•	Fluctuations in the availability and/or cost of local minutes or other resources necessary to successfully operate our Company's networks;
•	Our Company's ability to raise prices sufficiently to offset cost increases, including increased costs for local minutes;
•
The feasibility and commercial viability of our Stratellite project; related contemplated funding from third parties to finance the project, and necessary cooperation with various military and non-military agencies of the United States government, and similar agencies of foreign government and telecommunication companies;

•	Depth of management and technical expertise and source of intellectual and technological resources;
•	Adverse publicity about us and our business;
•	Our current dependence on affiliates in our overseas markets;
•	The rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support our Company's growing operations;
•	Political and economic risks of doing business outside the United States, relations between our Company and its employees; legal claims and litigation against the Company;
•	The availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures;
•
Changes in, or any failure to comply with, governmental regulations; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; and other risks and uncertainties referenced in this Quarterly Report on Form 10-Q.

•	The Company has lacked profitable operations for the past 3 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Money Remittance Service Program with Travelex

On April 17, 2006, we announced that we launched our money remittance service program offered in conjunction with Travelex Currency Services, Inc. Our technology has been deployed to enable remittance functions through Fidelity Express, a national leader in money order generation and walk-in bill payment solutions with a growing merchant base of more than 5,000 locations in 22 states. Fidelity Express accepts payments through authorized retailers, primarily supermarkets and convenience stores.

GlobeTel Wireless, Russian Joint Venture Agreement

On May 9, 2006, the Company announced that it had terminated its agreement with LLC Internafta (“Internafta”), due to Internafta’s failure to pay the initial funds due under the parties’ agreement.

VozBrazil

On May 15, 2006, we announced the launch of VozBrasil(TM), a service which will allow Brazilians to call their friends, relatives and business associates in the U.S. through a local number, at local rates, without the need for broadband internet access or any special equipment.

VOIP Voice Platform in Brazil - iLigue.com.br

On May 31, 2006, we announced that our newly-launched, customized, VOIP-based communications network for Brazil offers Brazilian telecom customers an unparalleled level of flexibility and cost-efficiency, whether calling next door or around the world.

Following the introduction of VozBrasil.com, a VOIP network designed specifically for Brazilians living in the United States, iLigue(TM) was rolled out in conjunction with our Brazilian partners -- first in the northeastern region of Brazil, then continuously throughout the remainder of the country. This flexible communications network allows Brazilian residents to obtain a telephone number in Brazil, the U.S. or in any other country without the need for either broadband Internet access or special equipment.

The service allows Brazilians to obtain a U.S. phone number that, when called, will forward those calls to their local phone number in Brazil -- all at low VOIP rates. This is the first of many services that will allow people across the globe to attach U.S. phone numbers -- and thereby forward local U.S. calls -- to their local phone numbers in their own countries.

Wireless Pilot Testing Worldwide

On June 16, 2006, we announced that our GlobeTel Wireless Division is working to develop and install advanced communications resources in diverse regions of the world, led by the testing of its HotZone 4010 terrestrial-based wireless technology. The HotZone pilots are the required building blocks from which complete networks will be constructed.

In addition to the recently disclosed U.S. government pilot/test currently underway in California where the U.S. Forest Service is evaluating HotZone 4010's effectiveness in alerting and preventing forest fires, GlobeTel Wireless has pilots either in progress, concluded or in the advanced planning stages in China, Ghana, Republic of the Congo, Japan, Germany, and a second pilot in Mexico for Grupo IUSA, one of Mexico's largest industrial conglomerates.

Delay of Sanswire II Flight Test - Testing Window Extended to Later Date

On July 17, 2006, we announced that our wholly-owned subsidiary, Sanswire Networks LLC, had announced a short delay in launching the test flights of Sanswire II due to a manufacturing defect which has been discovered on several of the carbon-fiber parts of the airship. Sanswire has recently received these remaining components (known as "Taco Shells") from the manufacturer and, after a rigorous quality assurance inspection by Sanswire's QI Officer, discovered that they do not meet the minimum performance standards established by our aerospace engineers. In addition to the defects found in the carbon-fiber fin spars and fin assembly, the cross-brace structural support for the fins has also been delayed from our German supplier. As a result of these unexpected component failures, these parts are being re-manufactured by the supplier and those replacements are arriving in Palmdale, CA around the last week of July and mid-August. These component delays will now, assuming no further delays, push the new launch window to between the 20th and the 30th of August.

US Air Force Approves Statement of Capability for Sanswire Flight Testing

On July 20, 2006, we announced that our wholly-owned subsidiary, Sanswire Networks LLC, has been granted a Statement of Capability (“SOC”) by the Air Force Flight Test Center (“AFFTC”) of the United States Air Force, permitting Sanswire to flight test its Sanswire II high altitude airship technology demonstrator. Sanswire began to seek approval for the SOC in February of this year. NASA's Dryden Flight Research Center, also located at Edwards Air Force Base, will provide meteorological services to the Air Force Flight Test Center in support of Sanswire's flight test effort. The flight tests will occur at Edwards Air Force Base in California's high desert. It is planned that flight tests may extend through the fourth quarter of 2006. The Sanswire airship is scheduled to fly several test sorties at Edwards Air Force Base Range after the successful completion of tethered flights.

Results of Operations

Three months ended June 30, 2006, ("2006" or "the current period") compared to the three months ended June 30, 2005 ("2005" or "the prior period").

Revenues earned. During the current period, our gross revenues were $21,628,623 representing an increase of 10% as compared to the prior period, when our gross revenues were $19,700,531. Our revenues increased primarily due to revenues from our subsidiary, Centerline and its subsidiaries, which recorded consolidated revenues of $21,570,703 , or 99% of total revenues, consisting primarily of wholesale traffic revenues (telecommunications minutes). The remaining $57,920 of revenues was derived from sales of from our IP Phone products and services, Wireless products and services and from our Store Value Card program.

Cost of revenues earned. Our cost of revenues earned consists primarily of the wholesale cost of buying bandwidth purchased by us for resale, collocations costs, technical services, wages, equipment leases, and the costs of telecommunications equipment. These costs were $21,223,711 for the current year, compared to $19,782,516 for the prior period. Our goal is to replace non-margin generated traffic in the short-term with margin generated traffic. We are currently working to establish additional direct routes, while continuing to increase sales and accordingly, its customer base. The remainder of the cost of revenues earned was derived from cost of selling our IP Phone products and services, Wireless products and services and our Store Value Card program.

Gross Margin. Our gross margin was $404,912 or 1.9% of total revenues for the current period, compared to ($81,985) or -0.4% of total revenues in the prior period, an increase of $486,897 or 594%. $373,536 of the increase was due primarily to higher margin on resale of wholesale minutes as compared to the related cost of the minutes to terminate. We expect to derive more margins in the future as our wholesale traffic business experiences incremental growth. The remaining $31,376 of gross margin was attributed to our Wireless division, IP Phone products and services and our Store value Card program.

Operating Expenses. Our operating expenses for the current period were $4,381,044 compared to prior period operating expenses of $5,890,762, a decrease of $1,509,718 or -26%. The decrease is primarily due to the following:

Employee payroll and related taxes for the current period were $1,023,183 compared to $903,365, an increase of $119,818 or 13%. Our payroll costs and related taxes remain relatively stable as compared to the last period as we utilized most of our current labor force efforts towards the launching of our new products and services, including our Stored Value Program, IP Phone and Wireless division throughout international markets.

Consulting and professional fees decreased to $420,791 from $3,062,862 due primarily to a reduction in non-cash compensation to $27,681 from $2,367,500 which was related to professional fees incurred in maintaining and expanding a public company, including our move to the AMEX during the prior year. There was also a $302,252 decrease in expenses related to project and market development expenses as we began launching new products during 2006.

Officers’ Compensation increased to $634,700 from $204,922, an increase of $429,778 or 210%. This is due to compensation for various executive positions that did not exist during the prior period. The variances pertain primarily to positions for Legal Counsel, Senior VP of Corporate Finance and, to the new Chairman of the Board.

Bad debt expense decreased to $83,140 in the current period as compared to $289,469 in the prior period, a decrease of $206,329. The decrease is due to the company’s efforts to maintain customer trade accounts current.

Research and development costs increased to $528,371 for the current period as compared to $374,535 in the prior period, an increase of $153,836 or 41%. This is due primarily to the development of our Sanswire project - development of the Stratellite. This increase is due primarily to the costs related to the floating of Sanswire II Technology Demonstrator Airship along with the initial testing phases. The remaining variance relates to research and development costs incurred by our Wireless division.

Travel and related expenses increased to $440,584 from $155,086, an increase of $285,498 or 184%. This is due primarily to additional travel costs incurred for various projects commencing during the current period, such as Internafta, VPN Mexico and our Store Value Program in India. These projects did not exist during the prior period.

Rent expense increased to $199,103 for the current period as compared to $73,292 for the prior period, an increase of $125,811 or 172%. This variance is due to additional facilities being utilized by the company based on expansion of our business products and services. (See Note 6 on Commitments and Contingencies).

Insurance and employee benefits decreased to $152,596 from $291,689, a decrease of $139,093 or -48%. The decrease is due to implementation of a new employee health insurance plan for 2006. The new health insurance plan provides quality benefits and is less expensive for the Company.

Depreciation and amortization increased to $169,994 from $31,838, an increase of $138,156 or 434%. The is principally due to depreciation on new Telecom equipment purchased for our subsidiary Centerline Communications, fixed assets attributed to our new subsidiary Globetel Wireless Europe, Gmbh which did not exist during the prior period and computer software and hardware attributed to our new accounting system.

Income (Loss) from Operations. We had an operating loss of ($3,976,132) for the current period as compared to an operating loss of ($5,972,747) for the prior period. Our operating loss decreased as compared to prior years. We expect that we will have higher operating costs as we increase our staffing and continue expanding operations, programs, projects and operating costs as it relates to the expected increase in revenues, related to our subsidiaries.

Other Income (Expense). We had net other income totaling $6,798 during the current period compared to other income of $15,418 in the prior period. The variance is due to reduction in interest income earned based on lower balances of interest bearing cash accounts.

Net Income (Loss). We had a net loss of ($3,969,334) in the current period compared to a net loss of ($5,957,329) in the prior period. The net loss is primarily attributable to operating costs (as discussed above) in excess of gross margins.

Six months ended June 30, 2006, ("2006" or "the current period") compared to the six months ended June 30, 2005 ("2005" or "the prior period").

Revenues earned. During the current period, our gross revenues were $43,923,348 representing an increase of 17% over the prior period when our gross revenues were $37,711,175. Our revenues increased primarily due to revenues from our subsidiary, Centerline and its subsidiaries, which recorded consolidated revenues of $43,847,167, or 99% of total revenues, consisting primarily of wholesale traffic revenues (telecommunications minutes). The remaining $76,181 of revenues was derived from sales of IP Phones, Wireless products and services and our Store Value Card program.

Cost of revenues earned. Our cost of sales consists primarily of the increased wholesale cost of buying bandwidth purchased by us for resale, collocations costs, technical services, wages, equipment leases, and the costs of telecommunications equipment. We had cost of sales of $43,437,214 for the current year, compared to $37,066,480 for the prior period, an increase of 6,370,734 or 17%. This is due principally to our increase in the volume of minutes purchased.

Gross Margin. Our gross margin was $486,134 or 1.1% of total revenues for the current period, compared to $644,695 or 1.7% of total revenues in the prior period, a decrease of $158,561 or -25%. The decrease is primarily due to the fact that there was lower margin on resale of wholesale minutes related to the increased cost of the minutes to terminate. In addition, we discontinued terminating minutes to one of our Philippine customers which generated high margins for us in the prior year. We expect to derive higher margins in the future as our wholesale traffic business experiences incremental growth. Our goal is to replace non-margin generating traffic in the short-term with margin generated traffic. We are currently working to establish additional direct routes, while continuing to increase sales and accordingly, its customer base.

Operating Expenses. Our operating expenses for the current period were $8,015,204 compared to prior period operating expenses of $10,189,781 a decrease of $2,174,577 or -21%. The decrease is primarily due to the following:

Employee payroll and related taxes for the current period were $1,880,927 compared to $1,473,956, an increase of $406,971 or 28%. This increase was due to final expansion of our operations, facilities and workforce, related to additional services required to launch our new product and services to global markets. These products and services included the Stored Value Program, our Sanswire Project and our Wireless division. As of June 30, 2006, our employee headcount increased to 75 from 45 at June 30, 2005.

Consulting and professional fees decreased to $810,548 from $4,346,320, a decrease of $3,535,772, due primarily to a reduction in non-cash compensation to $61,663 from $2,232,700 which was related to professional fees incurred in maintaining and expanding a public company, including our move to the AMEX during the prior year. There was also a $1,364,735 decrease in expenses related to project and market development expenses as we began launching new products during 2006.

Officers Compensation increased to $1,116,442 from $466,034, an increase of $650,408 or 140%. This is due to compensation for various executive positions that did not exist during the prior period. This is due to compensation for various executive positions that did not exist during the prior period. The variances pertain primarily to positions for Legal Counsel, Senior VP of Corporate Finance and, to the new Chairman of the Board.

Investment banking and financing fees decreased to $0 in the current period as compared to $449,550 for 2005, as this amount related to obtaining funding of approximately $4.8 million during the six months ended June 30, 2005.

We incurred $694 of sales commissions to CSI for our Centerline operations during the current period, compared to $724,513 in the prior year. This variance is due to commission payments for revenue milestones that were achieved during fiscal year 2005. See Note 5 to financial statements regarding amounts due to CSI.

We incurred $1,052,457 of research and development costs as of the current period as compared to $818,460 for the prior period, an increase of $233,997 or 29%. These costs relate primarily to our Sanswire project - development of the Stratellite. $1,044,447 of these costs relate to the successful floating of Sanswire II Technology Demonstrator Airship along with the initial testing phases. The remainder of the costs related to the development of Wireless products and services.

Travel and related expenses increased to $796,870 from $281,266, an increase of $515,604 or 183%. This is due primarily to additional travel costs incurred for various projects commencing during the current period, such as Internafta, VPN Mexico and India. These projects did not exist during the prior period.

Insurance and employee benefits decreased to $266,288 from $355,105, a decrease of $88,817 or -25%. The overall variance is due to implementation of a new employee health insurance plan for 2006 which generated a decrease in health insurance as compared to the prior period. The new health insurance plan provides quality benefits and is less expensive for the company. The variance was also attributed to an increase in new insurance policies established for Property, Directors & Officers Liability and Workers Compensation.

Depreciation and amortization increased to $354,843 from $50,240, an increase of $304,603 or 606%. The is principally due to depreciation on new Telecom equipment purchased for our subsidiary Centerline Communications, fixed assets attributed to our new subsidiary Globetel Wireless Europe, Gmbh which did not exist during the prior period and computer software and hardware attributed to our new accounting system.

Income (Loss) from Operations. We had an operating loss of ($7,529,070) for the current period as compared to an operating loss of ($9,545,086) for the prior period. Our operating loss decreased as compared to prior years. We expect that we will have higher operating costs as we increase our staffing and continue expanding operations, programs, projects and operating costs as it relates to the expected increase in revenues, related to our subsidiaries.

Other Income (Expense). We had net other income totaling $49,375 during the current period compared to other expense of ($12,297) in the prior period. The variance is due to elimination of debt in the current year.

Net Income (Loss). We had a net loss of ($7,479,695) in the current period compared to a net loss of ($9,557,383) in the prior period. The net loss is primarily attributable to the decrease in gross margin and operating expenses in excess of gross margin (as discussed above).

Liquidity and Capital Resources

Assets. At June 30, 2006, we had total assets of $22,464,765 compared to total assets of $20,319,072 as of December 31, 2005.

The current assets at June 30, 2006, were $5,102,518, compared to $3,330,778 at December 31, 2005. As of June 30, 2005, we had $1,869,411 of cash and cash equivalents compared to $1,228,180 as of December 31, 2005. The increase in cash and cash equivalents is primarily related to the funding from the conversion of stock warrants during the current period.

The Company had restricted cash of $142,000 as of June 30, 2006 representing security rental deposit for Los Angeles World Airport related to the Palmdale Hanger occupied by Sanswire Networks, LLC in the amount of $72,000 and for various wholesale carriers in the amount of $70,000. $1,122,000 in Letters of Credit to vendors existed as of December 31, 2005. The Company anticipates replacing this security with its restricted stock within the next operating cycle.

Our net accounts receivable were $1,575,207 as of June 30, 2006, compared to $371,618 as of December 31, 2005. As of June 30, 2006, the Company had approximately 65 customers of which 6 customers accounted for approximately 52% of accounts receivable balance, including one customer accounting for $275,700 or 18%. As of June 30, 2006, we have increased our allowance for doubtful accounts by $166,309.

Other current assets included primarily, as of June 30, 2006, $99,480 in prepayment to a related party, ISG Jet, LLC compared to $185,960 as of December 31, 2005; $606,334 in prepaid expenses related to prepaid minutes with carriers, compared to $184,434 at December 31, 2005; $367,745 of inventory related to components for our wireless operations compared to $67,525 as of December 31, 2005 and deposits on equipment purchases of $88,993 compared to $124,993 as of December 31, 2005.

We had other assets totaling $10,078,722 as of June 30, 2006 compared to $9,959,872 as of December 31, 2005. The increase is due principally to $125,000 acquisition of property, rights, interests and other tangible and intangible assets acquired from Lexington Global Net, LLC which was done on May 26, 2006 (see Note 3). The remaining balances are primarily related to the intangible assets associated with the acquisition of Sanswire Networks and Hotzone Wireless acquisitions. The Hotzone Wireless acquisition was made during fiscal year 2005, while the Sanswire Networks acquisition was made during fiscal year 2004.

Liabilities. At June 30, 2006, we had total liabilities of $6,959,791 compared to total liabilities of $9,906,933 as of December 31, 2005.

The current liabilities at June, 30, 2006 were $4,573,124 compared to $5,198,766 at December 31, 2005, a decrease of $625,642. The variance is attributed primarily to reduction in the due to related payable to CSI (see Note 4) to $204,807 from $901,606, a $150,810 reduction (paid in stock) in the amounts due to former employee to $86,790 from $237,600, an increase of $277,024 representing a $225,000 deposit from a customer VPN Mexico for a Wireless services in Mexico (see Note 6) and deposits from Telecom customers, classified as deferred revenues. An additional variance included is a liability to Lexington Global Net, LLC for $100,000 (see Note 3) which was incurred during the three months ended June 30, 2006.

Cash Flows. Our cash used in operating activities was ($7,767,794) for the current period, compared to ($4,618,692) for the prior period. The increase was primarily due to the increased level of operations and operating activities and changes in our current assets and liabilities.

Our cash used in investing activities was ($734,946) as compared to ($5,961,095) in the prior period, which was mainly due to less property and equipment acquisitions as our telecommunication program is currently operational as compared to acquisition and expansion of new telecommunications equipment in the prior period. In addition, the Company used cash to acquire the intangible asset related to Lexington Global Net, LLC (see Note 3).

Net cash provided by financing activities was $9,131,455 compared to 13,514,763 due principally from proceeds from the sale of common stock of $2,652,353 in the current period as compared to $5,102,152 in the prior period plus conversion of stock warrants, netting $6,341,148 (net of broker fees of $477,032, which was charged against Additional Paid-in Capital) for the current period, compared to $0 in the prior period, when we received proceeds of approximately $7,135,200 from proceeds for sales of preferred stock, convertible notes payables and proceeds from our former unconsolidated foreign subsidiary.

As detailed in the financial statements, we have stock subscriptions receivable for preferred shares that will raise a total of approximately $500,000 in cash prior to the end of the three months ending March 31, 2007, primarily in the form of financing provided by Series D preferred shareholders. In addition, we anticipate increased cash flows from 2006 sales activities; however, additional cash will still be needed to support operations. Management believes it can continue to raise capital from various funding sources, which when added to budgeted sales and current working capital, will be sufficient to sustain operations at its current level through December 31, 2006.  However, if budgeted sales levels are not achieved, or if significant unanticipated expenditures occur, or if the Company is unable to obtain the necessary funding, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern through December 31, 2006.

As reflected in the accompanying financial statements, during the period ended June 30, 2006, we had a net loss of ($7,479,695) compared to a net loss of ($9,557,383) during the prior period. Consequently, there is an accumulated deficit of ($79,094,126) at June 30, 2006, compared to ($71,614,431) at December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2006, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

From time to time, the Company and its management have conducted and will continue to conduct further reviews and, from time to time, put in place additional documentation about the Company's disclosure controls and procedures, as well as its internal control over financial reporting. The Company may, from time to time, make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that the Company's systems evolve with, and meet the needs of, the Company's business. These changes may include changes necessary or desirable to address recommendations of the Company's management, its counsel and/or its independent auditors, including any recommendations of its independent auditors arising out of their audits and reviews of the Company's financial statements. These changes may include changes to the Company's own systems, as well as to the systems of businesses that the Company has acquired or that the Company may acquire in the future and will, if made, be intended to enhance the effectiveness of the Company's controls and procedures. The Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will, from time to time, directly or indirectly affect the Company's disclosure controls and procedures, as well as the Company's internal control over financial reporting.

For the year ended December 31, 2005, the Company's independent public accountants, Dohan and Company, CPA's, P.A. ("Dohan") advised management and the Board of Directors that in connection with its audit of the Company's consolidated financial statements for the year ended December 31, 2005, it had noted no matters involving the Company’s internal control and operation that it considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent public accountant’s attention that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. Further, a material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. The Company has established a financial reporting controls committee, which meets quarterly to address corporate financial issues and has implemented a new accounting system. Furthermore, we have restructured departmental responsibilities.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Class Action Lawsuit

On April 28, 2006, the law firm of Sarraf Gentile LLP commenced a securities class action lawsuit on behalf of those investors who acquired the securities of GlobeTel Communications Corp. during the period December 30, 2005 to April 11, 2006.  Subsequently, two additional investors commenced securities fraud class action against GlobeTel Communications alleging the same cause of action, namely that the Company’s transaction to install wireless networks in Russia was a “sham.” All lawsuits are pending in the United States District Court for the Southern District of Florida and names as defendants GlobeTel and certain of its top ranking executives. The Company believes that the suits are without merit and will vigorously defend against it. The Company has hired outside counsel to defend it in this action.

Derivative Action

On July 10, 2006 a derivative action was filed against the officers and directors of GlobeTel alleging that they have not acted in the best interest of the Company or the shareholders and alleged that the transaction to install wireless networks in Russia was a “sham.” The lawsuit is pending in the Federal District Court for the Southern District of Florida (Civil Case No. 06-60923). The Company believes that the suits are without merit and will vigorously defend against it. The Company has hired outside counsel to defend it in this action. It is the Company’s understanding that this action will not be advanced until the Court in the Class Action Litigation has ruled on the Company’s anticipated Motion to Dismiss in that action.

Former Consultants Litigation

We are a defendant in two lawsuits filed by Matthew Milo and Joseph Quattrocchi, two former consultants, filed in the Supreme Court of the State of New York (Richmond County, Case No. 12119/00 and 12118/00). These matters were subsequently consolidated as a result of an Order of the court and now bear the singular index number 12118/00. The original lawsuits were for breach of contract. The complaint demands the delivery of 10,000,000 pre-split shares of ADGI stock to Milo and 10,000,000 to Quattrocchi. GlobeTel was entered into the action, as ADGI was the predecessor of the Company. The suit also requests an accounting for the sales generated by the consultants and attorneys’ fees and costs for the action.

The lawsuits relate to consulting services that were provided by Mr. Milo and Mr. Quattrocchi and a $50,000 loan advanced by these individuals, dated May 14, 1997. The loan has been repaid. An Answer and Counterclaim had been interposed on both of these actions. The Answer denies many of the allegations in the complaint and is comprised of eleven affirmative defenses and five counterclaims alleging damages in the sum of $1,000,000. The counterclaims in various forms involve breach of contract and breach of fiduciary duty by the plaintiffs.

This case went before a Judicial Hearing Officer on July 6 and 7, 2006. No resolution occurred during the July hearing and the Judicial Hearing Officer scheduled a continuance of the hearing for September 2006. The outcome cannot be projected with any certainty.  However, the company does not believe that it will be materially adversely affected by the outcome of the proceeding.

Caribou Arbitration Proceeding

Caribou Investments had purchased $250,000 of Series C Preference Shares under a contract for the purchase of $1 million in Series C Preference Shares. After making the first investment, Caribou failed to make its subsequent investments under the Subscription Agreement. Pursuant to the Agreement the Company was allowed to force the conversion of the shares, which it subsequently did. Caribou filed an arbitration claim with the American Arbitration Association pursuant to the terms of the Agreement claiming that the date of conversion should have been earlier, and that by converting on a later date, Caribou got fewer shares then it was entitled. Additionally, Cairbou claims that shares were to be free trading. Caribou is seeking more than $700,000 in damages. The Company disputes the allegations of the claim and is vigorously defending it. The final hearing before the arbitrators is set for mid-November 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As described in Part I, Item 1., Financial Information, Note 7, in April 2006, $1,050,000 was received for the purchase of 500,000 shares of common stock at $2.10 per share, and in June 2006, a total of $2,672,500, net of expenses, was received for the purchase of a total of 1,660,656 shares of common stock at various prices and for warrants to purchase a total of 1,660,656 shares of common stock at various prices. As of the date of this report, none of the stock warrants have been exercised by the purchaser, nor have the shares been physically issued to the purchaser of the June placement, pending the signing of a definitive agreement. The proceeds were used primarily for working capital needs.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Annual Meeting

On June 22, 2006 by written consent of the majority vote of its shares at the Company's annual meeting, the recommended slate of directors was ratified by shareholders, including J. Randolph Dumas, Chairman, Timothy Huff, Jonathan Leinwand, Dorian Klein, Michael Castellano, and Ambassador Ferdinando Salleo. Each director received approximately 88% of all votes cast.

The proposal to ratify Dohan & Co. as the Company's auditors for the fiscal year 2006 passed with 82,654,596 votes, or 89% of all votes cast. The proposal to increase authorized shares to 250 million from 150 million passed with 75,883,483 votes, or 82% of all votes cast.

There were no other matters brought to a vote of security holders during the quarter ended June 30, 2006.

Item 5. Other Information

Officers and Directors Appointments / Resignations

On April 10, we announced that Thomas Jimenez has retired as Chief Financial Officer of GlobeTel Communications Corp. (Mr. Jimenez had no disputes with the Company) and Lawrence E. Lynch has been named Chief Financial Officer.

On May 16, 2006 we announced that His Excellency Ferdinando Salleo, who served as Italian ambassador to the United States from 1995 until 2003, has joined our Board of Directors.

Item 6. Exhibits

(a) Exhibits:

Exhibit No. Document Description

31.1 Exhibit is filed as an exhibit hereto - Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Exhibit is filed as an exhibit hereto - Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Exhibit is filed as an exhibit hereto - Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2 Exhibit is filed as an exhibit hereto - Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b) Form 8-K.

None

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBETEL COMMUNICATIONS CORP.

Registrant

/s/ Timothy Huff
Name: Timothy Huff
Title: Chief Executive Officer and Director
Date: August 14th, 2006

/s/ Lawrence E. Lynch
Name: Lawrence E. Lynch
Title: Chief Financial Officer
Date August 14th, 2006