Form 10KSB/A
period 2004-12-31
GLOBETEL COMMUNICATIONS CORP
filed 2007-11-02
CIK 919742

o
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-1

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) EXCHANGE ACT OF 1934 OF THE SECURITIES

Commission File Number: 0-23532

GLOBETEL COMMUNICATIONS CORP.
_______________________

(Name of small business issuer in its charter)

Delaware	88-0292161

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

101 NE 3rd Ave, Suite 1500, Fort Lauderdale, Florida 33301
(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number: (954) 332-3759

Copies to:
Stephen M. Fleming, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, New York 10006
Phone: (212) 930-9700
Fax: (212) 930-9725

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class Name of exchange on which registered
______________________________________
_________________________________________

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock, Par Value $.00001 Per Share
___________________________________________

(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year ended December 31, 2004: $11,309,376.

As of October 17, 2007, there were 127,749,688 shares of the issuer's common stock issued and outstanding subsequent to a 15 for 1 reverse stock split on May 23, 2005. Affiliates of the issuer own 9,320,000 shares of the issuer's issued and outstanding common stock and the remaining 113,159,169 shares are held by non-affiliates. The aggregate market value of the shares held by non-affiliates at October 17, 2007, was $13,413,717.

DOCUMENTS INCORPORATED BY REFERENCE:

There are documents incorporated by reference in this Annual Report on Form
10-KSB, which are identified in Part III, Item 13.

Transitional Small Business Disclosure Format (Check one): Yes ☒  No ☐

(*) Affiliates for the purposes of this Annual Report refer to the officers, directors of the issuer and subsidiaries and/or persons or firms owning 5% or more of issuer's common stock, both of record and beneficially.

TABLE OF CONTENTS
PART I

Item 1. Description of Business	5
Item 2. Description of Property	14
Item 3. Legal Proceedings	14
Item 4. Submission of Matters to a Vote of Security Holders	16

PART II

PART III

PART I

Forward-Looking Statements and Risk Factors

Certain information included in this Form 10-KSB and other materials filed or to be filed by GlobeTel Communications Corp. ("GlobeTel," the “Company”, "we", "us" or "ours") with the Securities and Exchange Commission (as well as information included in oral or written statements made from time to time by us, may contain forward-looking statements about our current and expected performance trends, business plans, goals and objectives, expectations, intentions, assumptions and statements concerning other matters that are not historical facts. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as "believe", "plan", "will likely result", "expect", "intend", "will continue", "is anticipated", "estimate", "project", "may", "could", "would", "should" and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (SUPP. 1996), as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the "Act").

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

The following risk factors may affect our operating results and the environment within which we conduct our business. If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements. These risk factors include, but are not limited to, changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending, including the armed conflict in Iraq or other potential countries; increasing competition in the VoIP segment of the telecommunications industry; adverse Internet conditions which impact customer traffic on our Company's networks in general and which cause the temporary underutilization of available bandwidth; various factors which increase the cost to develop and/or affect the number and timing of the openings of new networks, including factors under the influence and control of government agencies and others; fluctuations in the availability and/or cost of local minutes or other resources necessary to successfully operate our Company's networks; our Company's ability to raise prices sufficiently to offset cost increases, including increased costs for local minutes; the feasibility and commercial viability of our Stratellite project; related contemplated funding from third parties to finance the project, and necessary cooperation with various military and non-military agencies of the United States government, and similar agencies of foreign government and telecommunication companies; depth of management and technical expertise and source of intellectual and technological resources; adverse publicity about us and our networks; our current dependence on affiliates in our overseas markets; relations between our Company and its employees; legal claims and litigation against the Company; including the recently commenced SEC investigation; the availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures; changes in, or any failure to comply with, governmental regulations; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; and other risks and uncertainties referenced in this Annual Report on Form 10-KSB. This statement, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E and the Securities Exchange Act of 1934, as amended from time to time (the "Act").

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

ITEM 1. DESCRIPTION OF BUSINESS

General

GlobeTel Communications Corp. (“GlobeTel”), a Delaware corporation established in July 2002, is engaged in the business of providing telecommunication services, primarily involving Internet telephony using Voice over Internet Protocol ("VoIP") equipment.

Reverse Stock Split

GlobeTel is authorized to issue up to 250,000,000 shares of Common Stock, par value $0.00001 per share, (subsequent to a 15-for-1 reverse stock split on May 23, 2005) and 10,000,000 shares of Preferred Stock, par value $0.001. The post split share calculation will be used throughout this document, unless noted, with the exception of the Financial Statements, which uses the pre-split share figures. The preferred stock is a so-called "blank check" preferred, meaning that its terms such as dividends, liquidation and other preferences, are to be fixed by our Board of Directors at the time of issuance. The dividends, liquidation rights and other preferences for each class of Preferred Stock are explained in Item 7, Financial Statements, Note 24.

Recent Developments

On October 5, 2007, GlobeTel received a "Wells Notice" from the Securities and Exchange Commission (the "SEC") in connection with the SEC’s ongoing investigation of the Company. The Wells Notice provides notification that the staff of the SEC intends to recommend to the Commission that it bring a civil action against the Company for possible violations of the securities laws including violations of Sections 5 and 17(a) of the Securities Act of 1933; Sections 10(b), 13(a), and 13(b)(2)(A) & (B) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rules 10b-5, 12b-20, 13a-1, 13a-11, and 13a-13 thereunder; and seeking as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest.  The staff is also considering recommending that the SEC authorize and institute proceedings to revoke the registration of Company’s securities pursuant to Section 12(j) of the Exchange Act.

Under the process established by the SEC, recipients have the opportunity to respond in writing to a Wells Notice before the SEC staff makes any formal recommendation to the Commission regarding what action, if any, should be brought by the SEC. The Company is determining if it will provide a written submission to the SEC in response to the Wells Notice.

Restatement of Results

We have determined that, in certain cases, we misinterpreted or misapplied Generally Accepted Accounting Principles (“GAAP”) in our 2004 consolidated financial statements and, accordingly, we have restated our consolidated financial statements for the period ended December 31, 2004.

As discussed more fully below, the restatements involve, among other matters, revenue recognition issues related to reporting gross revenue versus net as per EITF Issue 99-19. In making these restatements, we have performed an internal analysis of our accounting policies, practices, procedures and disclosures for the affected periods.

Summary of restatement items

        The following tables set forth the effects of the restatement adjustments discussed below on revenue; cost of sales; net loss; and loss per share as presented in our consolidated statements of operations for the year ended December 31, 2004, and intangible assets. The restatement adjustments are discussed in the paragraphs following the tables.

	Year ended December 31, 2004
	Revenue	Cost of Sales	Net Loss	Loss per Share	Intangible Assets

Previously reported	$28,996,213	$29,187,414	$(13,166,869)	$(0.02)	$2,778,000
Restatement Adjustments, net:

Net Revenue Adjustment	$(17,686,837)	$(17,686,837)	(0)	(0.00)

Purchase accounting	—	—	(2,778,000)	(0.00)	(2,778,000)

Net restatements	$(17,686,837)	$(17,686,837)	(2,778,000)	(0.00)	(2,778,000)

As restated	$11,309,376	$11,500,577	$(15,944,869)	$(0.02)	$(0)

Net Revenue Adjustment

In 2004, we engaged in transactions where we recorded our wholesale telecommunications revenues as Gross Revenue. After thorough review, we concluded that revenues equaling $11,190,902 could not be supported and thus were reduced from previously reported revenues, Also after applying the indicators, upon application of the EITF Issue 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” Accounting Principles Board Opinion No. 10 (“APB 10”) “Revenue Recognition Principle,“ and Financial Accounting Standards Board Interpretation No. 39 (“FIN 39”) “Offsetting of Amounts Related to Certain Contracts,” we concluded that we should record only the net revenue from certain wholesale telecommunications due to the indicators not supporting the criteria for gross revenue which further reduced revenues $6,495,935 for a total of $17,686,837. The adjustments were offset against previously reported cost of sales by the same amount of $17,686,837.

In our previously issued consolidated financial statements, we booked the gross consideration for all our wholesale telecommunications revenue without additional consideration to its characteristics. As part of our internal analysis of our accounting policies, practices and procedures in place in 2004, we did not review the previous accounting model for recording our revenues.

Purchase Accounting

As described in Item 7, Financial Statements, Note 7 - Asset Acquisition - Sanswire, we found a discrepancy in the application of purchase accounting for the April 15, 2004 transaction and have recorded an adjustment to correct it in our restated consolidated financial statements.

Intangible Assets.    We recorded restatement adjustments to the amounts allocated to the technology-in-place intangible assets acquired in the transaction. The effect of the adjustments to intangible assets in 2004 was a reduction of $2,778,000 and subsequently an increase to research and development expense in 2004 of $2,778,000.

Background

We were previously a wholly-owned subsidiary of American Diversified Group, Inc. (“ADGI”). At a special meeting of stockholders of ADGI held on July 24, 2002, the stockholders of ADGI approved a plan (the "Plan") for the exchange of all outstanding shares of ADGI for an equal number of shares of GlobeTel.

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

We have a 99% ownership of GTCC de Mexico, S.A. de C.V., a Mexican company established to represent our interests in Mexico. The remaining 1% is owned by the Company's Mexican lawyer who is representing the Company in all matters of the operations in Mexico. GTCC de Mexico is utilized in connection with our operations in Mexico including No Mas Cables de Mexico S.A. de CV.

In 2004, we formed wholly-owned subsidiaries: Sanswire, LLC (“Sanswire-FL”) for our Stratellite project; and Centerline Communications, LLC, (“Centerline” or “CLC”) and its wholly-owned subsidiaries, EQ8, LLC, G Link Solutions, LLC, Volta Communications, LLC, and Lonestar Communications, LLC for the purpose of the recording and managing the sale of wholesale minutes and related network management functions. We have since closed Centerline and its subsidiaries.

In 2004, we acquired a 73.15% interest in Consolidated Global Investments, Ltd. (“CGI”), formerly known as Advantage Telecommunications, Ltd. (“ATC”), an Australian company. CGI was to be utilized in the carrier sales sector of our business and was later to be a licensee of the Sanswire Networks, LLC in Australia. However, we have since sold our shares in CGI back to the company and no longer have any interest in CGI. Certain of the shares of GlobeTel acquired by CGI were sold by CGI. The Securities and Exchange Commission has questioned the validity of the exemption used for the sale of such shares as more fully discussed below in Item 3 “Legal Proceedings.”

Business of GlobeTel

We are a communications company with a range of services, product lines, and projects as described below. Our core products and services are: wireless broadband networks, IP Telephony (“VoIP” or “Voice over Internet Protocol”), and lighter than air (“LTA”) unmanned aerial vehicles (“UAVs”) for use in communications and other applications.

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

International Wholesale Carrier Traffic

The business of International Wholesale Carrier traffic is a business whereby we bought and sold large blocks of calling minutes with particular origination and termination points. In some instances, we would enter into agreements with established international telephone carriers to deliver international calls into their domestic telephone networks for termination to the parties being called. Additionally we purchased a bulk package of minutes to specific destinations and resold these minutes in smaller quantities to individual and business customers. In most instances, our customers prepaid for these minutes or post letters of credit with our bank, securing their purchases.

Beginning in July 2004, we began to migrate these operations from GlobeTel, the parent company, to our subsidiary, Centerline and its subsidiaries. The migration was completed in the beginning of September 2004.

In 2007, the Centerline business was wound down and the Company is seeking to liquidate the Centerline assets. Additionally, certain revenues reported by Centerline are being restated and are the subject of an investigation by the Securities and Exchange Commission. The Commission believes that certain former officers and employees of the Company improperly recognized revenue from carrier traffic that ran off 3rd party telecommunications switches.

Networks

To provide the above described services we interconnect with licensed carriers in each country we would desire to provide calling services. In some countries, we placed electronic equipment called a "hub" on the carrier's premises and then interconnect with their local network. In other countries, we would connect directly to the carrier's hub, which is connected to the local telephone network in that country. Historically, we maintained hubs in Miami, Los Angeles, Monterrey Mexico, Sao Paulo, Brazil and Hong Kong.

When we would establish service to a new country and traffic volume is relatively low, we create a "virtual" network connection between the two hubs. Virtual networks have been described as "tunnels" through the Internet.

In line with the Company’s strategy to close down the Centerline business, all Virtual Networks were also shut down.

Internet Telephony

Since our launch of the MagicPhone in May of 2004, we expanded and upgraded our Internet Telephony product line. Our original MagicPhone product and program, which was based on the SIP protocol was being sold primarily in the Mexican market. Along with the MagicPhone launch, we continued product development and upgraded the system based on new open source standards that better serve the needs of both residential and business consumers. It also opened up many markets that the older technology could not reach. Our new MagicPhone was "plug and play" and provides the user with enhanced features such as conference calling, call forwarding, emergency services, voice mail and multiple lines.

We targeted the Mexican, Latin American and Eastern European markets for the continued rollout of this product.

The MagicPhone line was replaced by the StrateVoIP system in 2006 which uses the SIP protocol and industry standard Linksys PAPs. StrateVoIP launched services aimed at the Brazilian market with its VozBrasil and iLigue products. The StrateVoIP system also underlies the Company’s wireless broadband offerings. The Company is no longer actively promoting or supporting the VozBrasil and iLigue services, though the underlying StrateVoIP platform remains in use.

Enhanced Services - PrePaid Calling Services

Our Enhanced Services use proprietary software that operated on our switch interconnected with various customer networks. PrePaid Calling Services are the most widely used Enhanced Service. Our Prepaid Calling Services allowed carrier customers and reseller customers to sell their own branded prepaid calling cards in their markets and allows their customers to make both domestic and international calls.

We focused on prepaid calling services and outsourcing the use of our Enhanced Services switch. We were a provider and enabler of these services having expanded our market from telephone companies and prepaid calling card resellers to financial institutions who wish to create new revenue sources from their existing bank card customer base by introducing new value added services to their bank cards.

These enhanced services were part of the Stored Value Services, further discussed below, which in November 2006 were sold to Gotham Financial Services. GlobeTel entered into an agreement to sell substantially all of the assets related to its stored value card division, also known as the Magic Money program, to Gotham Financial LLC. Under terms of the agreement, Gotham acquired substantially all of the assets, which include the stored value program, financial processing switch and contracts, and assumed the liabilities associated with the program including certain employees and leased office space.

The agreement calls for the payment, over a 3-to-6 year period, of up to $4 million. The length of the payment period depends upon Gotham making certain minimum payments. Revenues earned by GlobeTel will be based on the successful rollout of the platform by Gotham and on user fees following a formula that considers the total number of transactions on a Stored Value card and use of the card at any ATM, Point-of-Sale (POS) or other transaction, under closed and committed contracts GlobeTel had at the time of sale, and the number of transactions utilizing the Financial Processing Switch.

The agreement also gives GlobeTel the right to the most favorable pricing if it decides in the future to utilize the services to be provided by Gotham.

Stored Value Services

In late 2003, we began offering new products and services which we call the MagicMoney program. The features of the MagicMoney program allowed telecommunications companies and financial institutions worldwide to add true stored value services to their existing products and create new products. MagicMoney stored value services included: prepaid long distance and international calling services, debit card "electronic bank accounts" and funds sharing services.

We developed the MagicMoney program as a stored value product to sell into specific ethnic communities around the world so that Overseas Foreign Workers remain connected with their family members and friends in their country of origin. Some of the features that made our product unique were the combination of such stored value services as inexpensive prepaid calling services, funds sharing between linked cardholders, electronic banking services and a full complement of debit card services that were offered anywhere the Maestro and Cirrus logos are found, which covers between 5 - 8 million merchants and approximately 1 million ATMs around the world.

Our programs were geared towards Latin American, Filipino and Asian markets, linking their overseas family members to home. One of our key goals was to tap into the multi-billion dollar money remittance market while providing all of the other financial and non-financial services not commonly available to these ethnic groups.

By having developed a comprehensive stored value services platform and system infrastructure we were able to support a unique range of innovative solutions for telecommunications companies, financial institutions, credit card processors, retail outlets, nonprofit organizations and additional businesses in a range of vertical markets that already have their own existing card programs.

We were widely recognized as "an enabler" of ground-breaking stored value applications and technology. Our suite of stored value applications aided firms with existing card programs and brought them flexibility to add ancillary services to their cards. These ancillary services helped firms create new profit centers from products, drive new value added benefits for existing cardholders and create new marketing vehicles for firms to attract new cardholders and grow their businesses. These new stored value technology based solutions further defined our paradigm shift.

We have developed a wireless access application to enable the cardholders in the United States to access all of the stored value features and functionally via their mobile phones using SMS technology.

The following Stored Value Service Agreements & Programs were transferred to Gotham Financial Services as part of their purchase of the MagicMoney program in November 2006.

Banco Azteca Letter of Intent

In February 2005, we signed a Letter of Intent (“LOI”) with Banco Azteca, a Mexican financial institution. We are no longer pursuing this opportunity.

Bankcard Agreement

In June 2004, we entered into an agreement with Bankcard Inc. (“Bankcard”), a member of the RCBC Group, one of the largest private commercial bank and financial institutions in the Philippines, to introduce a stored value card program for domestic and international use. Bankcard will be able to issue a MasterCard and/or VISA card that will offer Overseas Filipino Workers and Filipinos in foreign countries, convenient, risk free and low cost international funds transfer and discounted long distance calling services.

We and Bankcard were working on the deployment of a MasterCard Electronic Signature based Stored Value Card to be launched in the Philippines, the Middle East and additional countries in South East Asia. We have not been able to develop this opportunity and, as a result, we are no longer pursuing it.

Globe Telecom Memorandum of Agreement

In October 2004, we signed a Memorandum of Agreement with Globe Telecom (“Globe”), a Filipino mobile company to jointly develop an integrated payment system that will combine the Company's stored value card payment processing capabilities with Globe's SMS applications technology. The purpose of this program was to allow the Company's stored value cardholders to send money directly to family and friends through their Globe Mobile Phone (“G-Cash”). We are no longer pursuing this opportunity.

Equitable Card Letter of Understanding

In August 2004, we signed a Letter of Understanding with Equitable Card Network, Inc. for Equitable to enable the Company to issue GlobeTel branded VISA Electron Cards in the Philippines. We are no longer pursuing this opportunity.

Pier One Filipino Seafarers Union

In July 2004, we entered into an agreement with Pier One to develop GTEL's Stored Value Card Program for seafarers. The "Lighthouse Card" allowed Filipino seafarers to load and remit cash from overseas at special rates. Corresponding Lighthouse cardholders in the Philippines could then withdraw money from any ATM in the Philippines and access their account from most locations throughout the world. We are no longer pursuing this opportunity.

First Class Professional Agreement

In August 2004, we entered into an agreement with First Class Professional Human Resources, Inc. (“FC Professional”), a Philippines corporation based in Manila, to develop the GTEL Stored Value Program for use by its members in Japan. FC Professional represented approximately 40,000 Filipino workers in Japan. These benefits included low cost international calling, funds sharing and loyalty discounts.

We are no longer pursuing this opportunity due to the mandate passed by the Japanese government that dramatically reduced the number of Filipino workers who were allowed to work in Japan.

OnQ Program

In July 2004, we announced the launching of the stored value card program in Australia, Bill Express, through the Australian distributor, OnQ, with over 8,000 points of sale throughout Australia. We are no longer pursuing this opportunity.

Timesofmoney.com Memorandum of Understanding

In September 2004, we entered into a Memorandum of Understanding with Times of Money in which Timesofmoney.com would provide direct deposit facilities to 54 banks and issue prepaid cards in India for GTEL cardholders. We are no longer pursuing this opportunity.

Englewood Agreement

In May of 2004, we signed a joint venture agreement with Englewood Corporation whereby (“Englewood”) would provide all of its current and future business opportunities to GlobeTel. This included carrier customers, carrier termination networks, stored value products and services and value added ATM, debit and credit card products for both financial and non financial products and services and the processing capabilities for such transactions on ATM/debit card networks including but not limited to MasterCard Inc, MasterCard International, VISA and private banking ATM networks. This was transferred to Gotham as part of the sale of the Magic Money division

Processing Switch Agreement

In August 2004, through Englewood Corporation, we entered into an agreement to join with Grupo Ingedigit C.A. ("GI"), a certified MasterCard third party transaction processor and the leading electronic financial transactions services backbone provider for the banking industry in Venezuela, establishing a new venture in Miami, Florida providing domestic and worldwide financial transaction processing services. This domestic venture combined with GI's current international processing capabilities will support on its own network all the Magic Money and other private label GTEL stored value card programs around the world, as well as other third party cards. Both parties were to contribute equally to the operation of the Miami switch. The switch was expected to be certified to process MasterCard, Visa, Cirrus, and other independent ATM network transactions. Operations were expected to begin by the third quarter of 2005. The switch was to be installed and integrated by Englewood Corporation; however the Switch was included in the sale of the MagicMoney program to Gotham Financial Services in November 2006.

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

The Stratellite is being designed and tested to operate at an altitude of between 55,000 and 65,000 feet using GPS coordinates to achieve its on-station position. Tests of the Stratellite and its systems began in the second quarter of 2005.

We have had on-going discussions with several groups within the U.S. government and military concerning the rollout and use of the Stratellite. Further, we are in discussions with the other corporate and private groups, as well as foreign governments, all of whom have expressed interest in the development and commercial viability of the Stratellite.

Sanswire has been contacted by the U.S. Army's Space and Missile Defense Command (“SMDC”), which expressed its desire to be involved in the sharing of technology and information as well as possible involvement in the development of the Stratellite. In addition to the commercial applications being developed by GTEL, the SMDC sees several military intelligence gathering and operational applications for Stratellite-type systems.

On January 18, 2005, we signed a Letter of Intent (“NASA LOI”) with the National Aeronautics and Space Administration (“NASA”). The agreement with NASA's Dryden Flight Research Center at Edwards Air Force Base in California positions us for future governmental associations and business development ventures.

The NASA LOI was subsequently terminated.

On March 8, 2005, we announced a global strategy for Sanswire. We signed a Letter of Intent to immediately establish Sanswire Europe S.A., its first regional operating subsidiary. Sanswire Europe was to be a joint venture between GlobeTel's wholly-owned operating subsidiary, Sanswire Networks, LLC and Strato-Wireless Ltd. (“SWL”), in which GlobeTel will own 55% and Strato-Wireless will own 45% of the shares of the European Venture.

In December 2006, Sanswire demonstrated the Sanswire 2A Technology Demonstrator that opened a new area of service for the Company: low and mid-altitude airships. In 2007, Sanswire designed and continues to develop low and mid altitude ships called SkySats. These SkySat airships have been designed to address the growing military and defense markets; providing integrated solutions for Homeland Security, Border Control and persistent surveillance. These airships will supplement the high-altitude airship, Stratellites that will be used to provide wireless voice, video, and data services.

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

Due to these competitive conditions and the high cost of capital associated with running the business, the Company has decided to shut down its carrier operations.

Competitive Business Conditions - Sanswire Project

We are aware of other companies that are also developing high altitude platforms similar in nature to our Stratellite project. Our competitors, though, may have more resources available to develop their respective products. Furthermore, since the Sky Sat and Stratellite project are currently in the development stage, there can be no assurance that the project will successfully complete the development stage and result in a commercially viable product. Even if a properly functioning, commercially viable product is established there can be no assurance that revenues will be achieved from the sales of Stratellites or Sky Sats or that the costs to produce such revenues will not exceed the revenues or that the project will otherwise be profitable. There can be no assurance that we will be able to successfully achieve the results we anticipate with this project.

Sources and Availability of Hardware and Software

GlobeTel has developed in-house proprietary software for network applications and stored value products. We are dependent upon many suppliers of hardware and software. However we use equipment from prime manufacturers of equipment including Cisco, Motorola, SUN, HP and Newbridge Networks, among others. Equipment for the Stratellite, SkySat and the prototypes thereof are custom made for those products and are dependent upon either single or limited number of suppliers for certain goods. Failure of a supplier could cause significant delays in delivery of the airships if another supplier cannot be promptly found.

Sources and Availability of Technical Knowledge and Component Parts

The Sanswire project requires a high level of technological knowledge and adequately functioning component parts and sub-assemblies to continue the project and achieve commercial viability. We have current and contemplated arrangements for supply of both internal and external technical knowledge to provide the intellectual capital to continue with this project. Specifically, there is a high level of interest and anticipated cooperation from technical experts within the government, military, and commercial sectors. Similarly, we have current and contemplated arrangements for supply required component parts, both internally developed, as well as, outsourced from specialty contractors to provide component parts to continue with this project in the near term.

Dependence on a Few Customers

As discussed below in Item 6, Management Discussion and Analysis and Plan of Operation, we are currently dependent on a limited number of customers. As we expand our products, services, and markets, we expect to substantially broaden our customer base and reduce our dependence upon just a few customers. However, there is no guarantee that we will be able to broaden our customer base.

Trademarks

We have filed marks and/or are filing marks for the following:

•	International trademark application under the Madrid Protocol for MagicMoney;
•	International trademark application under the Madrid Protocol for GlobeTel;
•	Trademark of GlobeTel in Canada;
•	Trademark of MagicMoney in Canada;
•	Trademark of GlobeTel in Mexico;
•	Trademark of MagicMoney in Mexico;
•	Trademark of GlobeTel in Guatemala;
•	Trademark of MagicMoney in Guatemala;
•	Trademark of MagicMoney in Brazil;
•	Trademark of GlobeTel in Brazil; and
•	Trademark of GlobeTel in Philippines.

We have filed for registration of the names "Stratellite" and "Sanswire" under the Madrid Protocol and in many non-Madrid Protocol countries.

We intend to file for patents covering unique design and intellectual property covering the design and engineering of the Stratellite, but will wait until these are finalized.

Regulatory Matters

Carriers seeking to provide international telecommunication services are required by Section 214 of the Telecommunications Act to obtain authorization from the Federal Communications Commission to provide those services. We applied for and obtained the required authorization.

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

The export of the Stratellite or SkySat may be subject to United States State Department restrictions on the transfer of technology. We are currently investigating whether or not the export of the Sanswire products would require export licenses.

Effect of Existing or Probable Governmental Regulations

In February 1997, the United States and approximately seventy (70) other countries of the World Trade Organization (“WTO”) signed an agreement committing to open their telecommunications markets to competition and foreign ownership beginning in January 1998. These countries account for approximately 90% of world telecommunications traffic. The WTO agreement provides us and all companies in our industry with significant opportunities to compete in markets where access was previously either denied or extremely limited. However, the right to offer telecommunications services is subject to governmental regulations and therefore our ability to establish ourselves in prospective markets is subject to the actions of the telecommunications authorities in each country. In the event that new regulations are adopted that limit the ability of companies such as ourselves to offer VoIP telephony services and other services, we could be materially adversely affected.

Research and Development

Research and development costs for 2004 in connection with our Sanswire project were $3,038,085. Since our acquisition of the Sanswire assets in April 2004, increasing amounts of time and resources are devoted to Sanswire, and time and resources are expected to continue increasing in the near team as our Stratellite project continues and expands.

Number of Total Employees and Number of Full-Time Employees

At present we have 7 full-time employees, including our executive officers and employees of our subsidiaries. We do not believe that we will have difficulty in hiring and retaining qualified individuals in the fields of Internet telephony and other communications projects although the market for skilled technical personnel is highly competitive.

ITEM 2. DESCRIPTION OF PROPERTY

We previously leased facilities at 9050 Pines Blvd., Suite 110, Pembroke Pines, Florida 33024, as of April 1, 2004 with an initial monthly rent of $5,462 (plus 6% sales tax), and increases of 4% per year.

In November 2004, we leased additional adjacent space under the same terms and period as the existing lease, bringing the total monthly office rent to $9,186 (including sales tax).

We have subsequently turned over the space we were occupying to Gotham Financial and have relocated the Company’s corporate offices to 101 NE 3rd Ave., Suite 1500, Fort Lauderdale, Florida 33301. Rent and services for this space is approximately $6,500 per month.

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

As of October 2007, Sanswire no longer occupies a hangar at Palmdale Regional Airport, the monthly cost of this space was $20,847. This facility is adjacent to the United States Air Force’s Plant 42 and Edwards Air Force Base. Sanswire constructs and tests Stratellite and Sky Sat prototypes at the facility. The hangar also includes administrative office space.

Sanswire Technologies, Inc., the company from which we purchased our Sanswire, LLC assets, had an office space lease in Dekalb County, GA. The lease term was from April 1, 2004 through March 31, 2005, with monthly rent of $2,628. Although not directly obligated on this lease, the company paid the monthly rent from May 2004 through March 2005, whereas employees of our subsidiary, Sanswire, LLC, utilized the premises. The employees have since vacated the premises and the company no longer occupies the space and is no longer obligated for any lease payments.

ITEM 3. LEGAL PROCEEDINGS

Securities and Exchange Commission

In March 2006 the Company received a request from the Securities and Exchange Commission (the “SEC”) regarding the purchase of Company shares by an administrative assistant around the time of a material corporate announcement. They asked for information regarding the announcement and the assistant’s knowledge of the announcement. The SEC later informed the Company that it did not intend to proceed with its investigation into the assistant.

The Company received a formal order of investigation from the SEC on September 28, 2006. While it only named the company and was no specific to any particular allegations, the SEC has requested documentation from certain officers and directors of the Company. In subsequent subpoenas the SEC has asked for information regarding the way the Company accounted for assets acquired with regard to its purchase of assets from HotZone Wireless LLC and Sanswire Technologies Inc.; information regarding the recognition of revenue regarding the Company’s Centerline subsidiary; and information regarding the sales of Company shares by an unconsolidated subsidiary.

On October 5, 2007, GlobeTel received a "Wells Notice" from the SEC in connection with the SEC’s ongoing investigation of the Company. The Wells Notice provides notification that the staff of the SEC intends to recommend to the Commission that it bring a civil action against the Company for possible violations of the securities laws including violations of Sections 5 and 17(a) of the Securities Act of 1933; Sections 10(b), 13(a), and 13(b)(2)(A) & (B) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rules 10b-5, 12b-20, 13a-1, 13a-11, and 13a-13 thereunder; and seeking as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The staff is also considering recommending that the SEC authorize and institute proceedings to revoke the registration of Company’s securities pursuant to Section 12(j) of the Exchange Act.

Under the process established by the SEC, recipients have the opportunity to respond in writing to a Wells Notice before the SEC staff makes any formal recommendation to the Commission regarding what action, if any, should be brought by the SEC. The Company is determining if it will provide a written submission to the SEC in response to the Wells Notice.

Richard Stevens v. GlobeTel

The Company and its directors were sued in the case RICHARD STEVENS vs. GLOBETEL COMMUNICATIONS CORP., et al. Case No.: 06-cv 21071. The original allegations of the complaint were that the company’s proposed transaction to build wireless networks in Russia was a sham. The amended complaint alleged that the transaction was not a sham, but that the company refused to accept payment of $300 million. Recently, the officers and directors with the exception of Timothy Huff have been dismissed from the case.

The Company and the Plaintiff have reached a settlement in principle that has been filed with the Court for approval. Under the terms of the proposed settlement agreement in the class action, the Company’s D&O insurance carrier will make a cash payment to the class of $2,300,000, less up to $100,000 for potential counsel fees and expenses. All claims in the class action will be dismissed with prejudice.

Alexsam v. GlobeTel

In August, 2004, GlobeTel was sued in the United States District Court for the Eastern District of Texas, Marshall Division, in a civil action entitled Alexsam, Inc. v. FSV Payment Systems, Ltd. et al., Civil Action No. 2-03CV-337 (“the Texas Lawsuit”). In this action, Alexsam alleged that GlobeTel infringed U.S. Patent No. 6,000,608, issued on December 14, 1999, entitled “Multifunction Card System”, and U.S. Patent No. 6,189,787, issued on February 20, 2001, entitled “Multifunctional Card System” (collectively referred to as “the Patents”). On October 8, 2004, GlobeTel filed a motion in the Texas Lawsuit to dismiss the entitled action. GlobeTel’s motion to dismiss was granted on January 14, 2005.

GlobeTel then took two actions against Alexsam. GlobeTel filed a motion in the Texas Lawsuit seeking to recover the attorneys’ fees and costs it incurred defending itself. GlobeTel also filed a Declaratory Judgment lawsuit against Alexsam, Inc. and Robert Dorf in the United States District Court for the Southern District of Florida, Ft. Lauderdale Division, in a civil action entitled GlobeTel Communications Corp. v. Alexsam, Inc. et al., Civil Action No. 05-60201-CIV (“the Florida Lawsuit”). This lawsuit sought, among other things, a declaration that GlobeTel’s product and service offerings would not infringe the Patents.

Alexsam and GlobeTel subsequently settled their dispute. In exchange for granting a non-exclusive license to GlobeTel for the Patents, GlobeTel withdrew its motion for attorneys’ fees in the Texas Lawsuit and dismissed the Florida Lawsuit. The License Agreement was made and entered into in September 2005. The license taken by GlobeTel extends further to GlobeTel’s customers, bank partners, third party financial processors and cardholders, and all those in privity with any of them, but only to the extent those entities’ activities relate to GlobeTel and its license.

Derivative Action

On July 10, 2006 a derivative action was filed against the officers and directors of GlobeTel alleging that they have not acted in the best interest of the Company or the shareholders and alleged that the transaction to install wireless networks in Russia was a “sham.” The lawsuit is pending in the Federal District Court for the Southern District of Florida (Civil Case No. 06-60923). The Company believes that the suits are without merit and will vigorously defend against it. The Company has hired outside counsel to defend it in this action. The Company and the Plaintiff have reached an agreement in principle to settle this action and have submitted such settlement with the Court for its approval. Under the terms of the proposed settlement, Company’s D&O insurance carrier will pay $60,000 in attorneys’ fees to plaintiff’s counsel, the Company will implement or maintain certain corporate governance changes, and all claims will be dismissed with prejudice.

Former Consultants

We are a defendant in two lawsuits filed by Matthew Milo and Joseph Quattrocchi, two former consultants, filed in the Supreme Court of the State of New York (Richmond County, Case no. 12119/00 and 12118/00). These matters were subsequently consolidated as a result of an Order of the court and now bear the singular index number 12118/00. The original lawsuits were for breach of contract. The complaint demands the delivery of 10,000,000 pre split shares of ADGI stock to Milo and 10,000,000 to Quattrocchi. GlobeTel was entered into the action as ADGI was the predecessor of the Company. The suit also requests an accounting for the sales generated by the consultants and attorneys fees and costs for the action.

The lawsuits relate to consulting services that were provided by Mr. Milo and Mr. Quattrocchi and a $50,000 loan advanced by these individuals, dated May 14, 1997, of which $35,000 has been repaid.

We entered into an agreement with Mr. Milo and Mr. Quattrocchi as consultants on June 25, 1998. The agreement was amended on August 15, 1998. On November 30, 1998, both Mr. Milo and Mr. Quattrocchi resigned from their positions as consultants to our company without fulfilling all of their obligations under their consulting agreement. We issued 3 million pre split shares each to Mr. Milo and Mr. Quattrocchi as consideration under the consulting agreement. We have taken the position that Mr. Milo and Mr. Quattrocchi received compensation in excess of the value of the services that they provided and the amounts that they advanced as loans.

Mr. Milo and Mr. Quattrocchi disagreed with our position and commenced action against us that is pending in the Supreme Court of the State of New York. Mr. Milo and Mr. Quattrocchi claim that they are entitled to an additional 24,526,000 pre split shares of our common stock as damages under the consulting agreement and to the repayment of the loan balance. We believe that we have meritorious defenses to the Milo and Quattrocchi action, and we have counterclaims against Mr. Milo and Mr. Quattrocchi.

With regard to the issues related to original index number 12119/00, as a result of a summary judgment motion, the plaintiffs were granted a judgment in the sum of $15,000. The rest of the plaintiff's motion was denied. The court did not order the delivery of 24,526,000 pre split shares of ADGI common stock as the decision on that would be reserved to time of trial.

An Answer and Counterclaim had been interposed on both of these actions. The Answer denies many of the allegations in the complaint and is comprised of eleven affirmative defenses and five counterclaims alleging damages in the sum of $1,000,000. The counterclaims in various forms involve breach of contract and breach of fiduciary duty by the plaintiffs.

For the most part, the summary judgment motions that plaintiffs brought clearly stated that their theories of recovery and the documents that they will rely on in prosecuting the action. The case was assigned to a judicial hearing officer and there was one week of trial. The trial has been since adjourned with no further trial dates having been set.

It is still difficult to evaluate the likelihood of an unfavorable outcome at this time in light of the fact that there has been no testimony with regard to the actions. However, the plaintiffs have prevailed with regard to their claim of $15,000 as a result of the lawsuit bearing the original index Number 12119/00.

This case went before a Judicial Hearing Officer on July 6 and 7, 2006. No resolution occurred during the July hearing and the Judicial Hearing Officer has asked for written statements of facts and law. The outcome cannot be projected with any certainty.  However, the company does not believe that it will be materially adversely affected by the outcome of the proceeding.

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

The following table lists the number of votes cast for each matter, including a separate tabulation with respect to each nominee for office. There were no votes against and no abstentions. The total number of voting shares was 51,550,761.

Proposal 1 - Board of Directors

Nominee	Votes For

Przemyslaw L. Kostro	46,769,487
Timothy M. Huff	46,875,889
Jerrold R. Hinton	46,836,515
Leigh A. Coleman	46,883,859
Mitchell A. Siegel	46,873,512
Michael K. Molen	46,863,809
Kyle McMahan	46,748,667

Proposal 2 -

Ratification of Dohan & Co., CPAs, P.A. as Independent Auditors	46,771,988

There were no other matters brought to a vote of security holders in 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Price

Our shares of common stock were quoted on the Over-the-Counter Bulletin Board (“OTCBB”) quotation system under the symbol GTEL until May 23, 2005 when the shares started trading on the American Stock Exchange under the symbol GTE. On October 11, 2006 the Company began trading on the Pink Sheets under the symbol GTEM.

The following information sets forth the high and low bid price of our common stock during fiscal 2004 and 2003 and was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

CALENDAR 2003

	High	Low

Quarter Ended March 31,	$0.660	$0.300
Quarter Ended June 30,	$0.435	$0.227
Quarter Ended September 30,	$0.600	$0.285
Quarter Ended December 31,	$1.965	$0.375

CALENDAR 2004

	High	Low
Quarter Ended March 31,	$2.940	$0.750
Quarter Ended June 30,	$1.950	$1.200
Quarter Ended September 30,	$1.920	$1.050
Quarter Ended December 31,	$2.100	$0.150

(b) Holders

As of October 25, 2007, there were approximately 28,000 beneficial owners of our common stock.

(c) Dividends

We have never paid a dividend and do not anticipate that any dividends will be paid in the near future. We currently have no funds from which to pay dividends and as of December 31, 2004, our accumulated deficit was $42,439,036. We do not expect that any dividends will be paid for the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

In September 2003, the board of directors authorized the issuance of stock options totaling 3,183,413 shares to the officers of the Company in return for the forgiveness of $683,168 in accrued salaries and $33,100 in other accrued expenses through December 31, 2002. The stock options were exercisable at the lower of $.225 per share or 50% of the closing market price.

In December 2003, the board of directors authorized the issuance of stock options totaling 1,088,889 shares to the officers of the company in return for the forgiveness of $245,000 in accrued salaries through December 31, 2003. The stock options were exercisable at the lower of $.225 per share or 50% of the closing market price.

On January 8, 2004, the officers exercised their rights to convert the stock options into common stock at $.225 and as a result, we issued 4,272,302 shares of common stock in January 2004, in accordance with the stock option agreements.

In May 2004, the board of directors approved an Officers' Stock Option Grant Plan, pursuant to which certain officers are entitled to receive stock options, for each of three years, beginning in 2004 (Year 1). The annual number of option shares to be issued will be equal to amounts that, after the exercise of such options, would affect ownership of various percentages of the total shares then issued and outstanding. The following officers received options for shares in the following percentages: CEO - 3% in each of the three years (total 9%); COO - 2% in each of the three years (total 6%), CFO - 1.5% in Year 1 and 1% in each of the following years (total 3.5%), Director and former President - 1.0% in Year 1 and .5% in each of the following years (total 2%), current President - 1% in each of the three years (total 3%), and CTO - 1% in each of the three years (total 3%). The recipient's rights to the options will vest after continued service at the completion of each year. The total of the 6,654,196 option shares are to be issued for 2004. The stock options are exercisable at the lower of $.675 per share or 50% of the closing market price on date of exercise.

In December 2004, we established our 2004 Stock Option Bonus Plan, wherein the board of directors authorized the issuance of stock options totaling 1,765,832 shares to the officers and employees of the company as payment of accrued bonuses through December 31, 2004. The stock options are exercisable at the lower of $.675 per share or 50% of the closing market price.

In December 2004, the board of directors authorized the issuance of stock options totaling 247,885 shares to the directors of the company as payment of accrued board members' stipends through December 31, 2004. The stock options are exercisable at the lower of $.5865 per share or 50% of the closing market price on date of exercise.

In January 2005 the option holders exercised their rights to convert a portion of the stock options pursuant to the Officers Stock Grant Plan, the 2004 Stock Option Bonus Plan, and the options for accrued directors' stipends into common stock at $.675, and, as a result, we issued 2,000,000 shares of common stock in January 2005, in accordance with the stock option agreements.

In addition, certain employees, vendors, professionals and consultants were paid with common stock (see Note 22 to financial statements) and with stock options (see Note 23 to financial statements) and certain investment banking and broker's fees were paid with preferred stock (see Note 24 to financial statements) in lieu of cash compensation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Twelve months ended December 31, 2004 ("Fiscal 2004" or "2004" or "the current year") compared to twelve months ended December 31, 2003 ("Fiscal 2003" or "2003" or "the prior year").

Results of Operations

Revenues. During the fiscal 2004, our gross sales were $11,309,376, representing a decrease of 0.4% over the prior year when our gross sales were $11,351,939. Our revenues remained consistent due to the fact that wholesale telecommunications revenues were being moved from GlobeTel Communications to the subsidiary, Centerline which was better suited for wholesale traffic revenues (telecommunications minutes). The revenues continued to be predominantly from telecommunications minutes going through our Mexico, Philippines and Brazil networks through June 2004.

Our Mexico network generated $4,774,657 (or 42.2% of gross revenues), while our Philippines network generated $3,234,279 (or 28.6% of gross revenues) and our Brazil network generated $2,147,119 (or 19.0% of gross revenues). Other domestic and international wholesale traffic revenues were $1,065,656 (or 9.4% of gross revenues), including revenues $469,821 (or 4.1% of gross revenue) from Mexico (unrelated to our Mexico network).

Additional revenues generated included $9,515 from our Stored Value Card program, $69,845 from our Magic Money program and $7,717 from the sale of IP Phones. There were no sales from these programs in the prior year.

Cost of Sales. Our cost of sales consists primarily of the wholesale cost of buying bandwidth purchased by us for resale, collocations costs, technical services, wages, equipment leases, and the costs of telecommunications equipment. We had cost of sales of $11,500,577 for fiscal 2004, compared to $8,840,872 for fiscal 2003. We expect cost of sales to increase in future periods to the extent that our sales volume increases.

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

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, bad debts, investment banking and financing fees, investor and public relations, research and development, sales commissions telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for fiscal 2004 were $15,628,250 compared to fiscal 2003 operating expenses of $3,805,388, an increase of $11,822,862 or 311%.

The increase is primarily due to an increase in officers' and directors' compensation to $6,520,206, including non-cash compensation, from $595,000 in the prior year. During fiscal 2004, total officers' and directors' compensation included non-cash equity compensation (stock and stock options) of $5,805,646, compared $185,000 in non-cash compensation during fiscal 2003.

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

We incurred $3,038,085 of research and development costs for our Sanswire project - development of the Stratellite during fiscal 2004, compared to none in the prior year, whereas the Sanswire assets was acquired in April 2004.

We incurred $404,747 of sales commissions for our Centerline operations during fiscal 2004, compared to none in the prior year, whereas the Centerline operations began in 2004.

Income (Loss) from Operations. We had an operating loss of ($15,819,451) for fiscal 2004 as compared to an operating loss of ($1,294,321) for fiscal 2003, primarily due to the excess of costs of revenues earned over revenues earned and increased operating expenses as described above, including reduced margins and higher operating costs and expansion of our various programs. We expect that we will continue to have higher operating costs as we increase our staffing and continue expanding operations, programs, projects and operating costs related to our newly acquired subsidiaries.

Other Income (Expense). We had net other expenses totaling $125,418 during fiscal 2004 compared to $4,908,205 during fiscal 2003.

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

Net Income (Loss). We had a net loss of ($15,944,869) in fiscal 2004 compared to a net loss of ($6,202,526) in fiscal 2003. The net loss is primarily attributable to the increase in the operating expenses as discussed above.

Liquidity and Capital Resources

Assets. At December 31, 2004, we had total assets of $3,417,977 compared to total assets of $4,144,231 as of December 31, 2003.

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

We had other assets totaling $411,024 as of December 31, 2004, compared to $318,435 as of December 31, 2003. The increase was attributable primarily to the additional investments of $50,000 in CGI, our unconsolidated foreign subsidiary, totaling $352,300 as of December 31, 2004.

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

In order for us to pay our operating expenses during 2004 and 2003, including certain operating expenses of our wholly-owned subsidiaries, Sanswire and Centerline, and the overall expansion of our operations, we raised $5,157,500 from sales of preferred stock in 2004, compared $717,140 and $500,000 from sales of preferred stock and common stock, respectively in 2003. We also raised $60,000 and $144,194 from proceeds from related party payables in 2004 and 2003, respectively. We generated $375,000 and $784,259 from loans and notes payable in 2004 and 2003, respectively.

In April 2004, Caterham Financial Management Ltd., subscribed for 35,000 shares of Series B Preferred Stock. Originally, the Series B Preferred allowed the purchaser to convert such shares for up to 35% of the then outstanding shares of common stock of the Company. However, prior to the Company listing on the American Stock Exchange in 2005, the Company and Caterham agreed to fix the number of shares to which the Series B Preferred could be converted to 12,931,000 shares. Caterham subsequently converted all their Series B Preferred Shares.

We raised an additional approximately $5 million in equity placements in 2005. We do not have existing capital resources or credit lines available that are sufficient to fund our operations and contractual obligations as presently planned over the next twelve months. Throughout 2006 and continuing into 2007, the Company has been dependent upon monthly funding from its existing debt holders. Funding decisions have typically not extended beyond thirty days at any given time, and the Company does not currently have a defined funding source. Funding delays and uncertainties have seriously damaged vendor relationships, new product development and revenues. In the absence of continued monthly funding by its current debt holders, the Company would have insufficient funds to continue operations. There is no assurance that additional funding from the current debt holders will be available, or available on terms and conditions acceptable to the Company.

As reflected in the accompanying financial statements, during the year ended December 31, 2004, we had a net loss of ($15,944,869) compared to a net loss of ($6,202,526) during 2003. Consequently, there is an accumulated deficit of ($42,439,036) at December 31, 2004, compared to ($26,494,167) at December 31, 2003.

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
Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Globetel Communications Corp. and Subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of income (loss), cash flows and stockholders’ equity for the years then ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globetel Communications Corp. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As described in Note 2 to the financial statements, the 2004 financial statements have been restated for an error in the method of revenue recognition related to reporting gross revenue versus net as per EITF 99-19 and in the application of an accounting principle relating to purchase accounting.

/s/ Dohan & Company, CPAs
Miami, Florida
March 19, 2005 except as to Note 2, which is October 17, 2007

Member:

Florida Institute of Certified Public Accountants
American Institute of Certified Public Accountants Private Companies and SEC Practices Sections National and worldwide associations through Accounting Group International

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2004 and 2003

	December 31,
	2004	2003
	(restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$601,559	$224,994
Accounts receivable, less allowance for doubtful accounts
of $1,505,731 and $378,787	1,740,883	3,093,427
Loans to employees	6,885	--
Prepaid expenses	58,900	71,000
Inventory	63,976	--
Deposits on equipment purchase	88,994	--
Deferred tax asset, less valuation allowance of $4,529,043 and $3,104,649	--	--
TOTAL CURRENT ASSETS	2,561,197	3,389,421
PROPERTY AND EQUIPMENT, net	445,756	436,375
OTHER ASSETS
Investment in unconsolidated foreign subsidiary -
Consolidated Global Investments, Ltd.	352,300	302,300
Deposits	50,712	16,135
Prepaid expenses	8,012	--
TOTAL OTHER ASSETS	411,024	318,435
TOTAL ASSETS	$3,417,977	$4,144,231

LIABILITIES AND STOCKHOLDERS' EQUITY

COMMITMENTS AND CONTINGENCIES (NOTES 6, 7, 13, AND 17)

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$456,248	$736,241
Current portion of capital lease obligations	2,846	53,311
Notes and loans payable	--	448,700
Accounts payable to related party - Charterhouse Consultancy	--	135,000
Loan Payable to related party - Charterhouse Investments	--	361,960
Accrued officers' salaries	198,333	--
Accrued expenses and other liabilities	93,436	57,423
Deferred revenues	46,319	31,528
Due to former employees	--	27,023
Related party payables	117,500	57,500
TOTAL CURRENT LIABILITIES	914,682	1,908,686
LONG-TERM LIABILITIES
Capital lease obligations	4,718	--
TOTAL LONG-TERM LIABILITIES	4,718	--
TOTAL LIABILITIES	919,400	1,908,686
STOCKHOLDERS' EQUITY
Series A Preferred stock, $.001 par value, 10,000,000 shares
authorized;96,500 and 72,000 shares issued and outstanding:	97	72
Additional paid-in capital - Series A Preferred stock	697,403	1,092,068
Series B Preferred stock, $.001 par value, 35,000 shares
authorized;35,000 and 0 shares issued and outstanding:	35	--
Additional paid-in capital - Series B Preferred stock	14,849,965	--
Series C Preferred stock, $.001 par value, 5,000 shares authorized;
750 and 0 shares issued and outstanding:	1	--
Additional paid-in capital - Series C Preferred stock	749,999	--
Series D Preferred stock, $.001 par value, 5,000 shares authorized;
1,000 and 0 shares issued and outstanding:	1	--
Additional paid-in capital - Series D Preferred stock	999,999	--
Common stock, $.00001 par value, 1,500,000,000 shares authorized;
950,849,646 and 653,224,471 shares issued and outstanding	9,508	6,532
Additional paid-in capital	39,880,605	28,006,040
Stock subscriptions receivable:
Series A Preferred Stock	--	(375,000)
Series B Preferred Stock	(11,500,000)	--
Series D Preferred Stock	(750,000)	--
Accumulated deficit	(42,439,036)	(26,494,167)
TOTAL STOCKHOLDERS' EQUITY	2,498,577	2,235,545
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,417,977	$4,144,231

See accompanying notes

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003
	(restated)
REVENUES EARNED	$11,309,376	$11,351,939
COST OF REVENUES EARNED	11,500,577	8,840,872
GROSS (LOSS) MARGIN	(191,201)	2,511,067
EXPENSES
Payroll and related taxes	1,248,562	283,408
Consulting and Professional fees	2,206,237	718,987
Officers' and Directors' compensation	6,520,206	595,000
Bad debts	1,141,534	1,409,994
Investment banking and financing fees	172,106	223,886
Investor and public relations	117,856	121,656
Commissions expense - CSI	404,747	--
Research and development - Sanswire	3,038,085	--
Other operating expenses	156,011	92,715
Telephone and communications	75,390	69,169
Travel and related expenses	240,862	95,213
Rents	126,424	48,607
Insurance and employee benefits	126,644	102,383
Depreciation and amortization	53,586	44,370
TOTAL EXPENSES	15,628,250	3,805,388
LOSS BEFORE OTHER INCOME (EXPENSE) AND INCOME TAXES	(15,819,451)	(1,294,321)
OTHER INCOME (EXPENSE)
Net gains on settlement of liabilities	268,397	26,274
Loss on disposition of fixed assets	(56,804)	(42,301)
Loss on deposits with carriers	(149,558)	--
Gain on discontinued operations	--	55,842
Loss on write-off of receivables and non-readily marketable securities	--	(4,834,878)
Interest income	2,067	--
Interest expense	(189,520)	(113,142)
NET OTHER INCOME ( EXPENSE )	(125,418)	(4,908,205)
LOSS BEFORE INCOME TAXES	(15,944,869)	(6,202,526)
INCOME TAXES
Provision for income taxes	--	--
Tax benefit from utilization of net operating loss carryforward	--	--
TOTAL INCOME TAXES	--	--
NET LOSS	($ 15,944,869)	($ 6,202,526)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	748,388,269	627,814,875
DILUTED	750,639,900	627,814,875
NET LOSS PER SHARE
BASIC	($ 0.02)	($ 0.01)
DILUTED	($ 0.02)	($ 0.01)

See accompanying notes

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	($ 15,944,869)	($ 6,202,526)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	170,021	227,200
Gain on settlement of liabilities	(85,337)	26,274
Gain on discontinued operations	--	55,842
Loss on disposition of fixed assets	56,804	42,301
Loss on write-off of receivables and non-readily
marketable securities	--	4,834,878
Bad debt expense	1,141,534	1,409,994
Research and development expense	2,778,000	--
Common stock exchanged for services	1,558,707	604,510
Options exchanged for services	5,828,833	--
(Increase) decrease in assets:
Accounts receivable	211,010	(2,755,602)
Prepaid expenses	(66,912)	--
Inventory	(63,976)	--
Deposits on equipment purchases	(28,092)	74,486
Deposits and prepaid expenses	71,000	(71,000)
Increase (decrease) in liabilities:
Accounts payable	(309,867)	1,111,960
Accounts payable, to be satisfied with non-readily
marketable securities	(974,951)
Accrued payroll and related taxes	--	(12,785)
Accrued officers' salaries	198,333	--
Accrued expenses and other liabilities	29,054	439,245
Deferred revenues	14,791	(46,106)
Deferred revenues - related party	(27,023)	(152,822)
NET CASH USED BY OPERATING ACTIVITIES	(4,467,989)	(1,389,102)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(204,206)	(305,101)
Deposit on equipment	(145,479)	(302,300)
Loans to employees	(6,885)	--
NET CASH USED BY INVESTING ACTIVITIES	(356,570)	(607,401)
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of preferred stock - Series A	1,057,500	717,140
Sale of preferred stock - Series B	2,850,000	--
Sale of preferred stock - Series C	1,000,000	--
Sale of preferred stock - Series D	250,000	--
Sale of common stock	--	500,000
Proceeds from capital lease financing	9,554	--
Payments on capital lease financing	(2,229)	(29,674)
Proceeds from notes and loans payable	375,000	784,259
Payments on notes and loans payable	(398,701)	--
Proceeds from related party payables	60,000	144,194
Payments on related party payables	--	(96,053)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,201,124	2,019,866
NET INCREASE IN CASH AND EQUIVALENTS	376,565	23,363
CASH AND EQUIVALENTS - BEGINNING	224,994	201,631
CASH AND EQUIVALENTS - ENDING	$601,559	$224,994
SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
Interest	$11,071	$95,736
Income taxes	$--	$--
In addition to amounts reflected above, common stock was issued for:
Options issued for services	$5,828,833	$10,000
Options issued for settlement of debt	$--	$1,016,648
Shares issued for services	$1,546,568	$--
Shares issued for research and development	$2,778,000	$--
Shares issued for Sanswire assets
Shares issued for settlement of debt	$--	$1,431,084
Conversion of Series A preferred stock to common stock	$1,452,140	$0
Conversion of Series C preferred stock to common stock	$250,000	$0
In addition to amounts reflected above, preferred stock was issued for:
Series A preferred stock issued for broker's fees
(107,500 shares, recorded at par)	$--	$--
Series B preferred stock issued for broker's fees	$150,000	$--
Series B preferred stock issued for settlement of debt	$500,000	$--

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
STOCKHOLDERS' EQUITY (restated)

	Common Stock
			Additional
			Paid-in
Description	Shares	Amount	Capital
Balance, Dec. 31, 2002	605,320,283	6,053	24,444,457

Shares issued for services	23,748,533	237	568,273
Options issued for services	--	--	10,000
Shares issued for
severance pay	1,200,000	12	35,988
Shares issued for
extinguishment of debt	44,792,000	448	1,430,636
Options issued for
extinguishment of debt	0	0	1,016,468
Shares issued for cash	20,080,321	201	499,799
Shares issued for
loan collateral	5,000,000	50	(50)
Shares returned for
loan collateral	(46,916,666)	(469)	469
Preferred Series A shares
issued for cash and stock
subscriptions receivable	--	--	--
Net loss	--	--	--
Balance, Dec. 31, 2003	653,224,471	6,532	28,006,040
Shares issued for
options exercised	59,447,795	595	(595)
Shares issued to / for
unconsolidated
foreign subsidiary	20,000,000	200	(200)
Shares issued for services	26,264,653	262	1,546,306
Shares issued for
Sanswire assets	320,000	3	31,997
Shares issued for
research and development	27,680,000	277	2,767,723
Shares issued for
Stratodyne assets	2,000,000	20	(20)
Preferred Series A shares
issued for cash and stock
subscriptions receivable	--	--	--
Preferred Series A shares
issued for broker's fees	--	--	--
Shares issued for conversion
of Preferred Series A shares	159,640,000	1,596	1,450,544
Preferred Series B shares
issued for cash and stock
subscriptions receivable	--	--	--
Preferred Series B shares
issued for extinguishment
of debt	--	--	--
Preferred Series B shares
issued for broker's fees	--	--	--
Preferred Series C shares
issued for cash and stock
subscriptions receivable	--	--	--
Shares issued for conversions
of Preferred Series C shares	2,272,727	23	249,977
Preferred Series D shares
issued for cash	--	--	--
Options issued for Board
member stipends	--	--	145,313
Options issued for services,
per 2004 Stock Option Plan	--	--	1,191,937
Options issued for services,
per Executives Stock
Option Grant	--	--	4,491,583
Net loss	--	--	--
Balance, Dec. 31, 2004(restated)	950,849,646	9,508	39,880,605

PREFERRED STOCK
Series A
			Additional	Stock
			Paid-in	Subscriptions
Description	Shares	Amount	Capital	Receivable
Balance, Dec. 31, 2002	--	--	--	--
Shares issued for services	--	--	--	--
Options issued for services	--	--	--	--
Shares issued for
severance pay	--	--	--	--
Shares issued for
extinguishment of debt	--	--	--	--
Options issued for
extinguishment of debt	--	--	--	--
Shares issued for cash	--	--	--	--
Shares issued for
loan collateral	--	--	--	--
Shares returned for
loan collateral	--	--	--	--
Preferred Series A shares
issued for cash and stock
subscriptions receivable	72,000	72	1,092,068	(375,000)
Net loss	--	--	--	--
Balance, Dec. 31, 2003	72,000	72	1,092,068	(375,000)
Shares issued for
options exercised	--	--	--	--
Shares issued to / for
unconsolidated
foreign subsidiary	--	--	--	--
Shares issued for services	--	--	--	--
Shares issued for
Sanswire assets	--	--	--	--
Shares issued for
research and development	--	--	--	--
Shares issued for
Stratodyne assets	--	--	--	--
Preferred Series A shares
issued for cash
and stock subscriptions
receivable	70,500	71	1,057,429	375,000
Preferred Series A shares
issued for broker's fees	107,500	107	(107)	--
Shares issued for conversion
of Preferred Series A shares	(153,500)	(153)	(1,451,987)	--
Preferred Series B shares
issued for cash and stock
subscriptions receivable	--	--	--	--
Preferred Series B shares
issued for extinguishment
of debt	--	--	--	--
Preferred Series B shares
issued for broker's fees	--	--	--	--
Preferred Series C shares
issued for cash and stock
subscriptions receivable	--	--	--	--
Shares issued for conversions
of Preferred Series C shares	--	--	--	--
Preferred Series D shares
issued for cash	--	--	--	--
Options issued for Board
member stipends	--	--	--	--
Options issued for services,
per 2004 Stock Option Plan	--	--	--	--
Options issued for services,
per Executives Stock
Option Grant	--	--	--	--
Net loss	--	--	--	--
Balance, Dec. 31, 2004(restated)	96,500	97	697,403	0

PREFERRED STOCK
Series B
			Additional	Stock
			Paid-in	Subscriptions
Description	Shares	Amount	Capital	Receivable
Balance, Dec. 31, 2002	--	--	--	--
Shares issued for services	--	--	--	--
Options issued for services	--	--	--	--
Shares issued for
severance pay	--	--	--	--
Shares issued for
extinguishment of debt	--	--	--	--
Options issued for
extinguishment of debt	--	--	--	--
Shares issued for cash	--	--	--	--
Shares issued for
loan collateral	--	--	--	--
Shares returned for
loan collateral	--	--	--	--
Preferred Series A shares
issued for cash and stock
subscriptions receivable	--	--	--	--
Net loss	--	--	--	--
Balance, Dec. 31, 2003	--	--	--	--
Shares issued for
options exercised	--	--	--	--
Shares issued to / for
unconsolidated
foreign subsidiary	--	--	--	--
Shares issued for services	--	--	--	--
Shares issued for
Sanswire assets	--	--	--	--
Shares issued for
research and development	--	--	--	--
Shares issued for
Stratodyne assets	--	--	--	--
Preferred Series A shares
issued for cash and stock
subscriptions receivable	--	--	--	--
Preferred Series A shares
issued for broker's fees	--	--	--	--
Shares issued for conversion
of Preferred Series A shares	--	--	--	--
Preferred Series B shares
issued for cash and stock
subscriptions receivable	35,000	35	14,999,965	(12,150,000)
Preferred Series B shares
issued for extinguishment
of debt	--	--	--	500,000
Preferred Series B shares
issued for broker's fees	--	--	(150,000)	150,000
Preferred Series C shares
issued for cash and stock
subscriptions receivable	--	--	--	--
Shares issued for conversions
of Preferred Series C shares	--	--	--	--
Preferred Series D shares
issued for cash	--	--	--	--
Options issued for Board
member stipends	--	--	--	--
Options issued for services,
per 2004 Stock Option Plan	--	--	--	--
Options issued for services,
per Executives Stock
Option Grant	--	--	--	--
Net loss	--	--	--	--
Balance, Dec. 31, 2004(restated)	35,000	35	14,849,965	(11,500,000)

PREFERRED STOCK
Series C
			Additional	Stock
			Paid-in	Subscriptions
Description	Shares	Amount	Capital	Receivable
Balance, Dec. 31, 2002	--	--	--	--
Shares issued for services	--	--	--	--
Options issued for services	--	--	--	--
Shares issued for
severance pay	--	--	--	--
Shares issued for
extinguishment of debt	--	--	--	--
Options issued for
extinguishment of debt	--	--	--	--
Shares issued for cash	--	--	--	--
Shares issued for
loan collateral	--	--	--	--
Shares returned for
loan collateral	--	--	--	--
Preferred Series A shares
issued for cash and stock
subscriptions receivable	--	--	--	--
Net loss	--	--	--	--
Balance, Dec. 31, 2003	--	--	--	--
Shares issued for
options exercised	--	--	--	--
Shares issued to / for
unconsolidated
foreign subsidiary	--	--	--	--
Shares issued for services	--	--	--	--
Shares issued for
Sanswire assets	--	--	--	--
Shares issued for
research and development	--	--	--	--
Shares issued for
Stratodyne assets	--	--	--	--
Preferred Series A shares
issued for cash and stock
subscriptions receivable	--	--	--	--
Preferred Series A shares
issued for broker's fees	--	--	--	--
Shares issued for conversion
of Preferred Series A shares	--	--	--	--
Preferred Series B shares
issued for cash and stock
subscriptions receivable	--	--	--	--
Preferred Series B shares
issued for extinguishment
of debt	--	--	--	--
Preferred Series B shares
issued for broker's fees	--	--	--	--
Preferred Series C shares
issued for cash and stock
subscriptions receivable	1,000	1	999,999	--
Shares issued for conversions
of Preferred Series C shares	(250	0	(250,000)	--
Preferred Series D shares
issued for cash	--	--	--	--
Options issued for Board
member stipends	--	--	--	--
Options issued for services,
per 2004 Stock Option Plan	--	--	--	--
Options issued for services,
per Executives Stock
Option Grant	--	--	--	--
Net loss	--	--	--	--
Balance, Dec. 31, 2004(restated)	750	1	749,999	--

PREFERRED STOCK
Series D

Description	Shares	Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	Accumulated Deficit	Total Shareholders' Equity
Balance, Dec. 31, 2002	--	--	--	--	(20,291,641)	4,158,869
Shares issued for services	--	--	--	--	--	568,510
Options issued for services	--	--	--	--	--	10,000
Shares issued for
severance pay	--	--	--	--	--	36,000
Shares issued for
extinguishment of debt	--	--	--	--	--	1,431,084
Options issued for
extinguishment of debt	--	--	--	--	--	1,016,468
Shares issued for cash	--	--	--	--	--	500,000
Shares issued for
loan collateral	--	--	--	--	--	--
Shares returned for
loan collateral	--	--	--	--	--	--
Preferred Series A shares
issued for cash and stock
subscriptions receivable	--	--	--	--	--	717,140
Net loss	--	--	--	--	(6,202,526)	(6,202,526)
Balance, Dec. 31, 2003	--	--	--	--	(26,494,167)	2,235,545
Shares issued for
options exercised	--	--	--	--	--	--
Shares issued to / for
unconsolidated
foreign subsidiary	--	--	--	--	--	--
Shares issued for services	--	--	--	--	--	1,546,568
Shares issued for
Sanswire assets	--	--	--	--	--	32,000
Shares issued for
research and development	--	--	--	--	--	2,768,000
Shares issued for
Stratodyne assets	--	--	--	--	--	--
Preferred Series A shares
issued for cash and stock
subscriptions receivable	--	--	--	--	--	1,432,500
Preferred Series A shares
issued for broker's fees	--	--	--	--	--	--
Shares issued for conversion
of Preferred Series A shares	--	--	--	--	--	--
Preferred Series B shares
issued for cash and stock
subscriptions receivable	--	--	--	--	--	2,850,000
Preferred Series B shares
issued for extinguishment
of debt	--	--	--	--	--	500,000
Preferred Series B shares
issued for broker's fees	--	--	--	--	--	--
Preferred Series C shares
issued for cash and stock
subscriptions receivable	--	--	--	--	--	1,000,000
Shares issued for conversions
of Preferred Series C shares	--	--	--	--	--	--
Preferred Series D shares
issued for cash	250	1	999,999	(750,000)	--	250,000
Options issued for Board
member stipends	--	--	--	--	--	145,313
Options issued for services,
per 2004 Stock Option Plan	--	--	--	--	--	1,191,937
Options issued for services,
per Executives Stock
Option Grant	--	--	--	--	--	4,491,583
Net loss	--	--	--	--	(15,944,869)	(15,944,869)
Balance, Dec. 31, 2004(restated)	250	1	999,999	(750,000)	(42,439,036)	2,498,577

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, December 31, 2004 (restated) and 2003

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

Organization and Capitalization

GlobeTel Communications Corp. ("GlobeTel") was organized in July 2002, under the laws of the State of Delaware. Upon its incorporation, GlobeTel was a wholly-owned subsidiary of American Diversified Group, Inc. (“ADGI”). ADGI was organized January 16, 1979, under the laws of the State of Nevada. ADGI had two other wholly-owned subsidiaries, Global Transmedia Communications Corporation (“Global”), a Delaware corporation, and NCI Telecom, Inc. (“NCI”), a Missouri corporation.

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

Restatement

During 2006 and 2007, we performed an internal analysis ("internal analysis") of our previously issued consolidated financial statements for 2004 and 2005. As a result of our internal analysis, we discovered certain errors in those consolidated financial statements. Our 2004 consolidated financial statements and related financial information included herein have been restated. For further details on the nature of the errors and the related effects on our previously issued consolidated financial statements see Note 2—Restatement of Results. Where appropriate, we have identified all balances that have been restated with the notation "restated." Throughout these notes, the term "previously reported" will be used to refer to balances from our previously issued 2004 consolidated financial statements.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current year presentation.

The Company's consolidated balance sheets reflect, in other assets, "Investment in unconsolidated subsidiary - Consolidated Global Investments, Ltd." (“CGI”) at $352,300 and $302,300 as of December 31, 2004 and 2003, respectively. The financial statements issued for the prior year listed the $302,500 in current assets, included in deposits on equipment. This reclassification in 2004 is a result of the Company's acquisition of 73.15% of CGI's stock.

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

Inventory

Inventory is recorded at lower-of-cost-or-market, first-in first-out (“FIFO”) basis. Inventory at December 31, 2004 consists of IP (“Internet Protocol”) phones held for resale.

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

Income Taxes

Income taxes are computed under the provisions of the Financial Accounting Standards Board (“FASB”) Statement 109 No. (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations in the period incurred. Advertising and marketing expense for the years ended December 31, 2004 and 2003, were $19,160 and $105,314, respectively, and are included in "Investor and public relations" in the consolidated statements of income (loss).

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

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (“FIN 46R”). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

In November 2004, the FASB issued Statement No. 151, "Inventory Costs", to amend the guidance in Chapter 4, "Inventory Pricing", of FASB Accounting Research Bulletin ("ARB”) No. 43, "Restatement and Revision of Accounting Research Bulletins", which will become effective for the Company in fiscal year 2006. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Management believes that the adoption of SFAS 151 will not affect the Company's financial position or results of operations.

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

Net Loss Per Common Share

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during each period. The basic net loss is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the year ended December 31, 2004 (restated):

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic Net Loss per Share:

Income (loss) available to
common stockholders	$(15,944,869)	748,388,269	$(.02)

Effect of Dilutive Convertible
Preferred Stock and Options	--	2,251,631

Diluted Net Income (loss) per Share:

Income (loss) available to common
stockholders plus, assumed
Conversions and exercises	$(15,944,869)	750,639,900	$(.02)

Available stock options at December 31, 2003, were anti-dilutive and therefore were excluded from the net income (loss) per common share calculation.

Impairment of Long-Lived Assets

The Company follows FASB Statement No. 144 (“SFAS 144”), "Accounting for the Impairment of Long-Lived Assets." SFAS 144 requires that long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans, consistent with the measurement provisions of SFAS 123 and SFAS 148, the Company's net loss and basic loss per share would have been adjusted as follows:

	2004
	(restated)	2003
Net loss for the year - as reported	$(15,944,869)	$(6,202,526)
Add: Total stock-based	5,828,833	$310,000
compensation expense included in
net loss, as reported determined
under APB 25, net of related tax
effects
Deduct: Total stock-based	(5,323,319)	$(210,800)
compensation expense determined
under fair value based method for
all awards, net of related tax
effects
Net loss for the year - pro forma	$(15,439,355)	$(6,103,326)
Basic net loss per share - as
reported	$(0.02)	$(0.01)
Basic net loss per share - pro forma	$(0.02)	$(0.01)
Weighted average fair value of
options granted during the year	$0.04	$0.01

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003
	(restated)
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

NOTE 2. RESTATEMENT OF RESULTS

We have determined that, in certain cases, we misinterpreted or misapplied Generally Accepted Accounting Principles (“GAAP”) in our 2004 consolidated financial statements and, accordingly, we have restated our consolidated financial statements for the period ended December 31, 2004.

As discussed more fully below, the restatements involve, among other matters, revenue recognition issues related to reporting gross revenue versus net as per EITF Issue 99-19. In making these restatements, we have performed an internal analysis of our accounting policies, practices, procedures and disclosures for the affected periods.

Summary of restatement items

        The following tables set forth the effects of the restatement adjustments discussed below on revenue; cost of sales; net loss; and loss per share as presented in our consolidated statements of operations for the year ended December 31, 2004, and intangible assets. The restatement adjustments are discussed in the paragraphs following the tables.

	Year ended December 31, 2004
	Revenue	Cost of Sales	Net Loss	Loss per Share	Intangible Assets

Previously reported	$28,996,213	$29,187,414	$(13,166,869)	$(0.02)	$2,778,000
Restatement Adjustments, net:
Net Revenue Adjustment	$(17,686,837)	$(17,686,837)	(0)	(0.00)
Purchase accounting	—	—	(2,778,000)	(0.00)	(2,778,000)

Net restatements	$(17,686,837)	$(17,686,837)	(2,778,000)	(0.00)	(2,778,000)

As restated	$11,309,376	$11,500,577	$(15,944,869)	$(0.02)	$(0)

Net Revenue Adjustment

In 2004, we engaged in transactions where we recorded our wholesale telecommunications revenues as Gross Revenue.  After thorough review, we concluded that we could not rely on certain records of the subsidiary and thus the revenues equaling $11,190,902 were reduced from previously reported revenues,  Also after applying the indicators, upon application of the EITF Issue 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” Accounting Principles Board Opinion No. 10 (“APB 10”)  “Revenue Recognition Principle,“ and Financial Accounting Standards Board Interpretation No. 39 (“FIN 39”) “Offsetting of Amounts Related to Certain Contracts,” we concluded that we should record only the net revenue from certain wholesale telecommunications due to the indicators not supporting the criteria for gross revenue which further reduced revenues $6,495,935 for a total of $17,686,837.  The adjustments were offset against previously reported cost of sales by the same amount of $17,686,837.

In our previously issued consolidated financial statements, we booked the gross consideration for all our wholesale telecommunications revenue without additional consideration to its characteristics. As part of our internal analysis of our accounting policies, practices and procedures in place in 2004, we did not review the previous accounting model for recording our revenues.

Purchase Accounting

As described in Note 7— Asset Acquisition - Sanswire we found a discrepancy in the application of purchase accounting for the April 15, 2004, transaction and have recorded an adjustment to correct it in our restated consolidated financial statements.

 Intangible assets.    We recorded restatement adjustments to the amounts allocated to the technology-in-place intangible assets acquired in the transaction. The effect of the adjustments to intangible assets in 2004 was a reduction of $2,778,000 and subsequently an increase to research and development expense in 2004 of $2,778,000.

NOTE 3. ACCOUNTS RECEIVABLE AND SALES - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

Three customers, Gatesway Online, Ltd., GTCC Qualnet Communications, Ltd., and Transglobal Ventures, Inc., accounted for 88% of the Company's sales for 2004 and two customers accounted for 97% of the Company's sales for 2003, including 19% attributable to the Brazil network, 46% to the Mexico (including 42% related to our Mexico network and 4% unrelated to our network), and 29% to the Philippine network. Four of the customers for the international networks account for 92% of accounts receivable as of December 31, 2004.

Sales attributable to foreign operations for the year ended December 31, 2004, were $11,096,261 or 98% of total sales and $11,256,907 or 99% of total sales for the year ended December 31, 2003. The amounts include $2,147,119 or 19% for 2004 and $2,923,981 or 26% for 2003 from Brazil and $5,244,478 or 46% for 2004 and $8,052,143 or 71% from Mexico. Revenue is attributable to these countries since calls either originate or terminate in these countries. All transactions were accounted for in U.S. currency, and no gain or loss was recorded on fluctuations in foreign currency.

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

NOTE 4. NON-READILY MARKETABLE AVAILABLE-FOR-SALE EQUITY SECURITIES

Network Sales - Charterhouse Investment Holdings, Ltd.

In May 2002, the Company entered into a Network Purchase Agreement with IP World Ltd., (“IPW”) an Australian corporation to build as many as five (5) networks to be located in different countries throughout the world. As payment for each network the Company agreed to accept 64 million shares of IPW stock, at an agreed-upon value of $0.10 (US) per share, in full payment of the promissory note for the Brazil and Philippines networks. The IPW shares were not listed for sale on the Australian Stock Exchange (“ASX”) or any other domestic or international securities exchange. At the time, the Company was informed that such listing was imminent, and the Company would be able to sell all or a portion of the IPW shares.

The above agreements and transactions were facilitated by and through Charterhouse Consultancy Service, Ltd, a Nevis corporation, and it's successor corporation, Charterhouse Investment Holdings Ltd., a Malaysian corporation (collectively known as "Charterhouse"), and Global VoIP (“GVoIP”), a Delaware Corporation, of which Timothy Huff, the Company's previous CEO was a 99% owner and officer. Although Mr. Huff, by and through GVoIP, originally functioned as consultant to Charterhouse, neither Mr. Huff nor GVoIP were directly compensated for participating in the agreements and transactions described above and below. Instead, Mr. Huff became an officer and a Director of the Company and assigned any and all interest GVoIP had to the Company without compensation. GVoIP was dissolved immediately thereafter.

In connection with agreements between Charterhouse and the Company, Charterhouse paid for the two networks sold to date by the transfer of shares in IPW to the Company. In that connection, Charterhouse maintained 70 million IPW shares in escrow for the Company, and, accordingly, the Company was deemed the beneficial owner of the shares.

As of June 30, 2003, the Company had included in its current assets, $1,600,000 in non-readily marketable, available-for-sale equity securities, which represent 16 million shares of IP World (“IPW”) unrestricted stock, valued at $.10 per share, held in the Company's name and $4,301,500 in non-readily marketable, available for sale equity securities, due from a related party, Charterhouse, which represent 70 million shares of IPW restricted stock valued at $.06145 per share, held by Charterhouse on the Company's behalf.

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

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2004	2003
Telecommunications equipment	$549,779	$706,892
Office furniture and equipment	165,979	154,169
	715,758	861,061
Accumulated depreciation	(270,002)	(424,686)
Property and equipment,
net book value	$445,756	$436,375

Total depreciation expense for the years ended December 31, 2004 and 2003, amounted to $170,021 and $227,200, respectively. Included in cost of sales is $116,435 in 2004 and $182,774 in 2003.

NOTE 6 - INVESTMENT IN UNCONSOLIDATED FOREIGN SUBSIDIARY

In September 2003, the Company entered into an agreement with Advantage Telecommunications Ltd. (“ATC”), n/k/a Consolidated Global Investments, Ltd. (“CGI”) an Australian telecommunications corporation where, for a strategic investment of $1.2 million, the Company would own up to 50% of the stock of ATC, and would have control of the board of directors of ATC. ATC had operations in England and Hong Kong and had points of presence in over 15 countries. The agreement was subsequently modified to where our investment of $1.2 million would be for purchase of the ATC's telecommunication equipment and network operations in Hong Kong and England. Subsequently, ATC deconsolidated its subsidiaries and suspended operations.

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

In May 2004, Advantage Telecommunications Ltd. changed its name to Consolidated Global Investments, Ltd. (“CGI”) and all reports and filings are now under the name of Consolidated Global Investments, Ltd.

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

Asset Purchase Agreement - Stratodyne, Inc. (restated)

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

The assets acquired under the Sanswire and Stratodyne agreements consist primarily of intellectual property and proprietary rights in intellectual property. The Stratellite is similar to a satellite, but it is stationed in the stratosphere rather than in orbit. As of September 30, 2004, the Company had placed all of Sanswire's and Stratodyne's assets into Sanswire Networks, LLC, its Florida-based, wholly-owned subsidiary ("Sanswire-FL").

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

For purposes of the Sanswire purchase agreement, a "successful commercial launch" was to be deemed to have occurred if all the conditions in the agreement have been satisfied and all other conditions deemed material by GlobeTel are satisfied, as determined by GlobeTel in its sole discretion. A "successful commercial launch" will occur if (i) an airship (dirigible) is flown for a period of 90 consecutive days at an approximate altitude of 70,000 feet, without technical difficulty, (ii) a customer is able to receive both voice and Internet services at the same time when it uses the "Stratellite service", at a customer-premises equipment (“CPE”) cost of approximately $100, and (iii) at least 250,000 paying customers must be able to use the Stratellite service based on agreed upon engineering specifications. For these purposes, it is also assumed that the cost of each airship used in the Stratellite service will not exceed $3 million, the cost of each tracking earth station will not exceed $7 million and that each earth station (if more than one) will have the ability to cover several deployed airships at one time. If the cost of any airship or earth station exceeds $3 million or $7 million, respectively, at the time that the "commercial launch" is being implemented, the project will not be deemed to be commercially viable and a "successful commercial launch" will not have occurred.

The Stratodyne agreement modified the definition of a "successful" commercial launch by eliminating the CPE cost provisions described in (ii) above, and eliminated all of the provisions of (iii) above, except that it is assumed that the cost of each airship used in the Stratellite service will not exceed $3 million. The other provisions above remain the same in the Stratodyne agreement.

Accounting for Purchase Price (restated)

The purchase price for the assets acquired was $2,800,000, based on a value of $ .10 per share for the 28 million Company shares issued in the transaction. The Company allocated the purchase price based on the estimated fair market value of the asset acquired as follows: (a) Sanswire equipment - $32,000; and (b) Sanswire and Stratodyne research and development expense - $2,768,000. In addition, the Company recorded an additional $10,000 to the purchase price to account for estimated cost of issuing and registering the shares for public sale in connection with this transaction. Sanswire-FL's assets, liabilities, results of operations and cash flows are consolidated in these financial statements.

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

Previously the Company reported the transaction with intangible assets that included technology-based, marketing-related, and contract-related assets. The Company determined that the intangible assets have an indefinite life, and, accordingly, was not subject to amortization. Instead, the Company would test the asset for impairment at each reporting period, and upon the occurrence of any significant event that may affect the carrying value of the assets. The Company tested the assets for impairment and determined that no impairment existed and no adjustment to the carrying value was required as of December 31, 2004. As noted in Note 2 - Restatements, the Company has adjusted the transaction to not include any intangible assets and instead chose to charge the $2,778,000 as a research and development expense in 2004.

The results of operations Sanswire-FL for the year ended December 31, 2004, which are consolidated in the Company's results of operations, included expenses of $746,826 with no sales or costs of sales.

Stratellite Build-Out Memorandum of Agreement (“MOA”) and Advances to Sanswire

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

As of September 30, 2004, the Company decided to restructure the operations of Sanswire, LLC and eliminate redundant positions. As a result, Mr. Molen has accepted the appointment as Chairman of Sanswire, LLC and a member of GlobeTel's Board of Directors and stepped down as CEO of Sanswire, LLC. The Company closed the Sanswire, Inc. offices in Atlanta and Mr. Sistrunk and Ms. Molen have separated from the Company.

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

In addition, the Company agreed to issue a total 66,667 (1 million pre-split) additional shares to CSI for additional revenues of approximately $10 million generated during the three months ended March 31, 2005. Commissions in the amount of $162,335 were recorded, based on the value of the Company’s free-trading stock on the dates of issuance of the shares.

The Company entered into two asset purchase agreements with CSI to acquire telecommunication equipment totaling $837,836. The parties agreed that the purchase price for this equipment would be paid with (1) 233,333 (3,500,000 pre-split) shares of GlobeTel’s common stock; and (2) $286,136 in cash. In addition, the purchase agreement also required GlobeTel to provide $150,000 for the reconstruction and establishment of a new telecom switch site in Los Angeles, CA. GlobeTel has complied with this provision.

The Company also acquired from CSI additional telecommunications equipment valued at $58,206 and paid with 38,730 (580,950 pre-split) shares of GlobeTel’s common stock.

As partial payment for the above shares, in December 2005, the Company received $111,325 from proceeds of the sales of 30,000 (450,000 pre-split) shares of the Company’s common stock which was sold by CGI and advanced to GlobeTel (see Note 6 above), which was in turn paid to CSI.

Based on the above transactions, as of December 31, 2005 the balance owed to CSI includes (1) 336,667 (5,050,000 pre-split) shares of GlobeTel common stock; and (2) $106,231, related to the asset purchase agreements.

Subsequent to December 31, 2005, and as of the date of this report, the $106,231 cash balance was paid in full, and 226,666 (3,400,000 pre-split) shares of GlobeTel stock were transferred to CSI (from the GlobeTel shares due to be returned by CGI) GlobeTel and CSI subsequently settled all amounts due by entering into a debt conversion agreement in February 2007 whereby GlobeTel issued to CSI 1,846,542 shares of GlobeTel common stock.

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

During a period of this contract, Mr. Joseph Monterosso was a principal of CSI and was an officer of GlobeTel Communications.

NOTE 9. MISCELLANEOUS RECEIVABLE

In September 1999, the Company was awarded a judgment against Imaging Systems Synergies, Inc. (“ISS”) in the amount of $125,000. However, the Company is uncertain if it will be successful in recovering any damages against ISS. There has been an allowance for uncollectibility for the entire $125,000. During 2003, the Company determined that this amount is unrecoverable and therefore wrote-off the balance.

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

NOTE 11. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	2004	2003
Professional fees	$90,000	$35,000
Interest	--	22,423
Other	3,436	--
	$93,436	$57,423

NOTE 12. CAPITAL LEASE OBLIGATIONS

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

	2004	2003
Total capital lease obligations,
as described above	$7,564	$53,311

Current obligations under
capital leases	(2,846)	(53,311)

Long-term obligations under
capital leases	$4,718	$--

Future minimum lease payments under capital leases for years subsequent to December 31, 2004 are as follows:

2005	$3,348
2006	3,348
2007	1,674
Amount representing interest	(3,652)
Present value of future minimum lease payments	$4,718

Interest expense recorded on all capital lease obligations of the Company amounted to $2,561 and $15,924 for the years ended December 31, 2004 and 2003, respectively.

NOTE 13 - OPERATING EQUIPMENT LEASE OBLIGATIONS

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

NOTE 14. ACCRUED OFFICERS' SALARIES AND BONUSES

Effective January 1, 2002, GlobeTel entered into three-year employment agreements with its key management. For the year 2002, the agreements provide for annual compensation of $150,000 for its Chief Executive Officer (“CEO”), $125,000 each for its Chief Financial Officer (“CFO”) and Chief Operating Officer (“COO”) and $75,000 each for its Chief Administrative Officer (“CAO”) and VP of Network Operations. Further, there remained an employment contract with its President, as described below, which calls for annual salaries of $100,000 per annum. In addition to the base compensation, the employment agreements provide for payment of bonuses that at a minimum equal the executives' base compensation. As of December 31, 2002, the executives all agreed not to receive bonuses to which they were entitled pursuant to the employment agreement.

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

NOTE 15. NOTES AND LOANS PAYABLE

Loan Payable to Related Party - Charterhouse

In October 2002, the holders of two promissory notes agreed that in lieu of payment of principal and interest under the loans, each to accept six (6) million shares of common stock of GlobeTel as payment, which were paid to the note holders directly by the Company's primary customer during 2002, who was also a consultant (“Charterhouse”). Accordingly, the Company recorded the $300,000, plus interest of $11,960, as a loan payable to Charterhouse. In January 2003 Charterhouse loaned an additional $50,000, for total loans payable of $361,960. As of December 31, 2004, these amounts, as well as $135,000 payable for consultancy services rendered in 2002, were settled for Series B preferred stock. See Note 9 above and Note 23 below.

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

Letter of Credit and Bank Loan Payable

As of December 31, 2002, the Company had a $500,000 letter of credit with Commercebank, N.A., guaranteed by Florida Export Finance Corporation (“FEFC”) a $200,000 letter of credit was issued to the Mexican telecom provider that provides local connectivity. In March 2003, the Company issued another $100,000 to the same Mexican telecom provider. The remaining $200,000 was used by the Company as collateral for its $200,000 loan with Commercebank, N.A., the funds of which were used to purchase the telecom equipment used in the Brazil operations.

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

NOTE 16. RELATED PARTY TRANSACTIONS

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

NOTE 17 - AGREEMENTS

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

In January 2003, Fordham Financial Management, Inc. (“Fordham Financial”), an investment banking firm, based in New York City, assumed all functions and responsibilities of Charles Morgan Securities to provide consulting services. Under the agreement, the Company was obliged to pay a monthly fee of $10,000. In June 2003, the firm and the Company agreed to suspend the monthly fee until both parties agree it should resume. The Company paid total fees of $40,000 during the six months ended June 30, 2003. Pursuant to agreement, the Company issued 4.9 million restricted shares of the Company's common stock as payment for services rendered. The Company charged $51,250 to expense during the three months ended September 30, 2003, based on an amount equal to one-half of the average bid and asked price of the Company's shares on the date of issuance. No further payments were made in the fourth quarter of 2003 as it relates to this investment banking agreement.

In October 2003, the Company entered into an agreement with Fordham Financial to raise $2,500,000 resulting in issuance of circular offering dated October 17, 2003 (“Preferred Stock, Series A”). Fordham Financial agreed to receive 10% commission for the raising of the investments. In addition to the commissions totaling $250,000, Fordham Financial also received 57,500 Preferred Stock, Series A as additional compensation. Fordham Financial had subscriptions of $1,092,140 as of December 31, 2003 and had raised the full $2,500,000 as of January 31, 2004.

On August 16, 2004, the Company entered into an investment advisory agreement with Charles Morgan Securities, Inc. (“CMS”) for term ending on December 31, 2005. CMS will render consulting services related to business development, corporate planning, investment and securities matters, including the Company's applying for trading on a higher listed exchange. As compensation for services, the Company will pay a one-time fee of 500 shares of Preferred Class C stock, convertible into 1% of the common shares of the Company after a one year holding period. Pursuant to the agreement, the compensation is not considered earned until when and if the advisor accomplishes the moving of the Company's stock from trading on the OTCBB to another trading board of higher standing by December 31, 2005.

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

NOTE 18. COMMITMENTS AND CONTINGENCIES

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

Presently, the Company is continuing its defense and counterclaims in this matter. A jury was selected on March 3, 2006 in anticipation for a trial; however, the parties entered into an agreement to proceed before a Judicial Hearing Officer for a non-jury trial. This case was assigned to a Judicial Hearing Officer and one week of trial has taken place. The trial has adjourned and no new date for the continuation of the trial has been set.

Patent Infringement Litigation

A case was filed against the Company for patent infringement. On or about September 1, 2004, Alexsam, Inc. (“Alexsam”) filed an action for patent infringement against us alleging the stored value card and service the Company is planning to offer infringes one or more of U.S. Patent No. 6,000,608 (“the 608 patent”) and U.S. Patent No. 6,189,787 (“the 787 patent”), allegedly owned by Alexsam. The actions were filed in the United States District Court, Eastern District of Texas, styled Alexsam, Inc. vs. Datastream Card Svc., et al. Case Number 2:03-cv-337. On January 14, 2005, the court dismissed the lawsuit against the Company.

On February 8, 2005, we filed suit against Alexsam and Robert Dorf (collectively the “defendants”) in the United States District Court for the Southern District of Florida, Civil Action No. 05-60201, seeking a declaratory judgment from the court that the 608 and 787 patents are invalid, not enforceable and will not be infringed by our stored value card offering. We are also seeking recovery for damages brought on us by Alexsam, the owners of Alexsam and Dorf, for breach of confidential disclosure and trust, intentional interference with business advantage, and for unfair competition under Sec. 501.204 of the Florida Statutes.

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

Service Provider Agreement - Brazil Network

On March 23, 2002, GlobeTel signed a memorandum of understanding with a company called Trans Global Ventures, Inc. (“TGV”), a company based in Miami, to form a joint venture to be registered as a limited liability company ("LLC”) in the State of Florida to build out a VoIP network in Brazil offering call origination including but not limited to prepaid calling and 800 number calling as well as access to GlobeTel's Enhanced Services Platform technology.

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

Service Provider Agreement - Mexico Network

On June 26, 2002, GlobeTel signed a memorandum of understanding with Qualnet Telecom, LLC for a joint venture to be known as GlobeTel Qualnet LLC, to be registered as an LLC in the State of Florida. The purpose of the venture was to build out a VoIP network in Mexico for call termination throughout the country that will have initial capacity to transport 8 million minutes per month. Qualnet had been operating in Mexico for several years and had contracts with various Mexican telecom companies. GlobeTel's role in the agreement was to provide financing and equipment to build the network. The agreement was for GlobeTel to have 80% ownership of the venture and Qualnet 20%, and accordingly GlobeTel committed 80% of the funding of the venture in the form of working capital, equipment and guarantees for the issuance of letters of credit as required by the Mexican telecom companies. Since Qualnet already had points of presence in several cities in Mexico had an established customer base, installation of the equipment and ramping up of the traffic required substantially less time than if the network was to be built from the ground up. As a result, the venture was able to operate within several weeks and was able to fill the network near capacity.

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

Joint Venture Agreement - Englewood Corporation

On May 3, 2004, the Company entered into a Joint Venture Agreement and Stock Option Plan with Englewood Corporation and respectively with Joseph Seroussi an individual (“Agreement”). This Agreement replaces in its entirety a Memorandum of Understanding signed among the parties on October 21, 2002. Under the Agreement Englewood gives to the Company all of its current and new products and services in the telephony, financial and non financial services fields all market contacts and relationships and existing and future telecommunications, non financial and financial contracts and to develop the processing capabilities for transactions on networks in conjunction with ATM, debit and credit cards including but not limited to the financial networks of MasterCard, MasterCard International, VISA and private banking ATM networks along with the ability to market such products and services through strategic partners in various countries around the world. Subject to the terms and conditions of the Agreement the Company will earn 100% of all revenues and profits. During the three-year term of this Agreement Englewood at its sole discretion may elect to have a third party independent appraiser, mutually agreed to by both parties, determine the fair market value of the Joint Venture. The Englewood portion of the value of the Joint Venture will be equal to 20% of the fair market value of the Joint Venture.

At Englewood's sole discretion Englewood may elect in whole or in part to exchange in whole or a portion of its interest in the Joint Venture for cashless options granted by the Company. The options granted by the company shall be at .02 cents per share of the Company's common stock, as established on the date that the original Memorandum of Understanding was signed in October of 2002. Once exercised, the options shall be distributed to Englewood over a three-year period in 12 equal parts. Englewood will have piggy back registration rights for a period of two years following the grant of each block of options.

Additionally, at the time of the Agreement, Seroussi would continue to serve as a consultant to the Company for a minimum period of three years. Subsequently Seroussi and the Company have entered in an Agreement whereby Seroussi has given up his consulting contract and on October 1, 2004, joined the Company as its Chief Technical Officer. All of the terms and conditions of the Agreement with Englewood remain the same.

Through the date of this report their were no transactions requiring recording in the financial statements related to this joint venture, other than 3 million restricted shares of the Company's common stock issued for consulting services, valued at $135,000, based on one-half of the closing price of the stock on date of issuance. See Note 22.

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

In June 2005, we negotiated with the landlord to lease an additional 5,000 square feet office on the second floor of our present facility, 9050 Pines Blvd., Pembroke Pines, Florida 33024. The Company will begin occupancy of this office in April 2006 and the lease expires in June 2009 with a monthly rent of $9,186 (including sales tax). GlobeTel vacated the premises in March 2006, having turned over the space to Gotham Financial as part of the sale of the Magic Money division to Gotham.

GlobeTel’s corporate offices are not located at 101 NE 3rd Ave., Suite 1500, Fort Lauderdale, FL 33301. Base rent is $13,000 per month plus the cost of services used by GlobeTel. The lease is for a period of 6 months.

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

Sanswire Technologies, Inc., the company from which we purchased Sanswire, LLC, had an office space lease in Dekalb County, Georgia. The lease term was from April 1, 2004 through March 31, 2005, with monthly rent of $2,628. Although not directly obligated on this lease, the Company paid the monthly rent from May 2004 through March 2005, whereas employees of our subsidiary, Sanswire, LLC, utilized the premises. The employees have since vacated the premises.

Effective November 2001, the Company signed a sub-lease agreement for the Jersey City facility with a customer/consultant of the Company. Pursuant to the sublease agreement, the customer/consultant has maintained the obligation of the monthly rent of $1,600, and at January 31, 2003, the lease expired and the Company has no further obligation to the lessee.

Future minimum rental payments required under the above operating leases subsequent to the year ended December 31, 2004 are as follows:

2005	$154,472
2006	$115,771
2007	$120,401
2008	$125,217
2009 and thereafter	$88,617
$604,478

Rent expense for 2004 and 2003 was $126,624 and $48,607, respectively.

NOTE 19 - NET GAINS ON SETTLEMENT OF LIABILITIES AND DISCONTINUED OPERATIONS

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

NOTE 20 - LOSS ON PROPERTY AND EQUIPMENT DISPOSITIONS

As of December 31, 2004, the Company evaluated its property and equipment, including telecommunications equipment, located both within and outside of the United States, and office furniture and equipment ascribed to our various domestic office locations maintained from 2000 through December 31, 2004. Certain assets were abandoned, based on management's determination that such assets have no economic value, due to such factors as technological obsolescence, non-functioning of assets, lack of salvage in excess of costs to dispose, and non-recoverability of assets located in geographical markets and areas in which we are no longer active. During 2004 we recorded a loss on disposition of property and equipment of $56,804.

Similarly, in 2003, a loss of $42,301 was recorded in connection with abandoned obsolete equipment.

NOTE 21. INCOME TAXES (restated)

Deferred income taxes and benefits for 2004 and 2003 are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. The tax effects (computed at 15%) of these temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

		Current
		Period
	2003	Changes	2004
Deferred tax assets:
Accrued officers' compensation	$137,005	$(107,255)	$29,750
Allowance for doubtful accounts	56,818	169,042	225,860
Consulting services elected
as start-up costs under
IRC Sec. 195 (b)	851,257	(425,628)	425,629
Reincorporation expenses amortized
under IRC Sec. 248	25,975	--	25,975
Accumulated depreciation	(376,829)	136,806	(240,023)
Net operating loss carryforwards	2,410,423	2,068,129	4,478,552
	3,104,649	1,841,094	4,945,743
Valuation allowance	(3,104,649)	(1,841,094)	(4,945,743)
Net deferred tax asset	$--	$--	$--

A reconciliation of income benefit provided at the federal statutory rate of 15% to income tax benefit is as follows:

	2003	2004
Income tax benefit computed at federal
statutory rate	$(930,379)	$(1,975,030)
Accrued officers' salaries	27,505	29,750
Allowance for doubtful accounts	(107,345)	169,042
Depreciation	(7,179)	(4,497)
Losses not benefited	1,017,398	1,780,735
	$--	$--

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

NOTE 22. COMMON STOCK TRANSACTIONS

During the year ended December 31, 2003, the Company issued the following shares of Common stock:

Date Issued	Shares	Consideration	Valuation	Relationship
March 14, 2003	2,200,000	Consulting services	$22,000	Consultant
March 14, 2003	1,800,000	Investment banking	18,000	Consultant
May 7, 2003	1,100,000	Consulting services	11,550	Consultant
May 7, 2003	900,000	Investment banking	9,450	Consultant
May 22, 2003	2,500,000	Loan Collateral	--	Note Holder
May 22, 2003	2,500,000	Loan Collateral	--	Note Holder
May 22, 2003	15,000,000	Conversion of debt	239,206	Investor
May 29, 2003	4,000,000	Satisfaction of debt	55,000	Shareholder/Former director
July 18, 2003	200,000	Severance pay	6,000	Employee
July 18, 2003	500,000	Severance pay	15,000	Employee
July 18, 2003	500,000	Severance pay	15,000	Employee
July 18, 2003	450,000	Legal services	13,500	Legal counsel/former corporate secretary
July 18, 2003	800,000	Consulting services	24,000	Consultant/employee
July 18, 2003	12,844,000	Conversion of debt	256,880	Investor
August 5, 2003	20,080,321	Sale of stock	500,000	Investor/consultant
August 5, 2003	--	Marketing services	100,402	Investor/consultant
August 8, 2003	3,400,000	Consulting services	102,000	Consultant/employee
August 28, 2003	(42,916,666)	Return of shares issued	--	Note Holders
		for loan collateral
August 28, 2003	--	Conversion of debt	125,000	Investor
August 28, 2003	--	Conversion of debt	250,000	Investor/consultant
August 28, 2003	--	Conversion of debt	125,000	Investor
August 28, 2003	--	Conversion of debt	250,000	Investor
September 3, 2003	944,444	Consulting services	11,806	Consultant
September 3, 2003	900,000	Consulting services	11,250	Consultant
September 3, 2003	1,100,000	Consulting services	13,750	Consultant
September 3, 2003	3,847,222	Consulting services	49,090	Consultant
September 29, 2003	656,687	Consulting services	8,211	Consultant
October 9, 2003	4,281,333	Additional shares due	--	Investor
		for Conversion of debt
October 9, 2003	3,650,000	Consulting services	73,000	Consultant/employee
October 9, 2003	2,000,000	Officer's salary	40,000	Chief Financial Officer
December 31, 2003	7,500,000	Officer's salary	112,500	Chief Executive Officer
December 31, 2003	1,166,667	Officer's salary	17,500	Chief Financial Officer
December 31, 2003	(4,000,000)	Return of shares issued	--	Note Holder
		for loan collateral

During the year ended December 31, 2004, the Company issued the following shares of Common stock:

Date Issued	Shares	Consideration	Valuation	Relationship

January 15, 2004	4,500,000	Exercised Stock Options	$--	Chief Executive Officer/Director
January 15, 2004	5,166,666	Exercised Stock Options	--	Chief Financial Officer
January 15, 2004	2,000,000	Exercised Stock Options	--	Director/Former President
January 15, 2004	9,000,000	Exercised Stock Options	--	Chief Operating Officer/Director
January 15, 2004	1,000,000	Exercised Stock Options	--	President/Director/Former Consultant
January 15, 2004	2,666,667	Exercised Stock Options	--	Vendor
February 3, 2004	3,202,180	Exercised Stock Options	--	Chief Executive Officer/Director
February 3, 2004	1,243,847	Exercised Stock Options	--	Chief Financial Officer
February 3, 2004	2,003,106	Exercised Stock Options	--	Chief Operating Officer/Director
February 3, 2004	6,410,513	Exercised Stock Options	--	Employee
February 3, 2004	1,458,333	Exercised Stock Options	--	Accountant
February 4, 2004	20,796,483	Exercised Stock Options	--	Director/Former President
February 4, 2004	16,500,000	Investment in Unconsolidated Foreign Subsidiary	--	Investee
February 5, 2004	3,500,000	Investment in Unconsolidated Foreign Subsidiary	--	Creditor of Investee
February 17, 2004	9,100,000	Consulting Services	425,000	Director (COB)/Former Consultant
May 11, 2004	108,333	Marketing Services	6,500	Consultant
May 12, 2004	28,000,000	Sanswire Assets Acquisition	2,800,000	Shareholders of Selling Corporation
May 25, 2004	1,352,528	Investment Banking Fees	67,626	Investment Banker
May 25, 2004	676,264	Investment Banking Fees	33,813	Investment Banker
May 25, 2004	1,352,528	Investment Banking Fees	67,626	Investment Banker
July 29, 2004	1,500,000	Compensation	144,000	Employee
July 29, 2004	500,000	Compensation	48,000	Employee
July 29, 2004	500,000	Compensation	48,000	Employee
August 12, 2004	2,000,000	Consulting Services	192,000	President/Former Consultant (as Nominee)
August 12, 2004	2,000,000	Consulting Services	192,000	Chief Technology Officer/Former Consultant (as Nominee)
August 12, 2004	175,000	Compensation	7,000	Employee
Sept. 28, 2004	2,000,000	Stratodyne Assets Acquisition	--	Shareholder of Selling Corporation
November 4, 2004	7,800,000	Convert Pfd. Ser. A (received as broker fee).	--	Preferred Series-A Shareholder/ Investment Banker
November 4, 2004	5,200,000	Convert Pfd. Ser. A	--	Preferred Series-A Shareholders
November 17, 2004	26,000,000	Convert Pfd. Ser. A	--	Preferred Series-A Shareholder/ Investment Banker
November 17, 2004	20,800,000	Convert Pfd. Ser. A	--	Preferred Series-A Shareholders
November 17, 2004	10,920,000	Convert Pfd. Ser. A	157,500	Preferred Series-A Shareholders
November 18, 2004	1,560,000	Convert Pfd. Ser. A	22,500	Preferred Series-A Shareholders
November 19, 2004	9,360,000	Convert Pfd. Ser. A	135,000	Preferred Series-A Shareholders
November 23, 2004	7,800,000	Convert Pfd. Ser. A	112,500	Preferred Series-A Shareholders
November 24, 2004	1,560,000	Convert Pfd. Ser. A	22,500	Preferred Series-A Shareholders
November 30, 2004	9,360,000	Convert Pfd. Ser. A	135,000	Preferred Series-A Shareholders
December 1, 2004	31,200,000	Convert Pfd. Ser. A	450,000	Preferred Series-A Shareholders
December 3, 2004	1,560,000	Convert Pfd. Ser. A	22,500	Preferred Series-A Shareholders
December 8, 2004	6,240,000	Convert Pfd. Ser. A	90,000	Preferred Series-A Shareholders
December 10, 2004	12,480,000	Convert Pfd. Ser. A	180,000	Preferred Series-A Shareholders
December 28, 2004	6,240,000	Convert Pfd. Ser. A	90,000	Preferred Series-A Shareholders
December 30, 2004	1,560,000	Convert Pfd. Ser. A	22,500	Preferred Series-A Shareholders
December 31, 2004	(28,000,000)	Return of shares originally issued for Sanswire and Stratodyne Assets	(2,800,000)	Shareholders of Selling Corporation
December 31, 2004	26,000,000	Reissuance of shares for Sanswire Assets	2,600,000	Shareholders of Selling Corporation
December 31, 2004	2,000,000	Reissuance of shares for Stratodyne Assets	200,000	Shareholder of Selling Corporation
December 31, 2004	3,000,000	Consulting Services	135,000	Consultant
December 31, 2004	3,000,000	Consulting Services	135,000	Consultant
December 31, 2004	500,000	Consulting Services	22,500	Consultant
December 31, 2004	500,000	Consulting Services	22,500	Consultant

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

NOTE 23. STOCK OPTIONS

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

The above options were issued at $0.015 per share.

The above option shares were issued in "cashless exercises". Accordingly, the option shares actually issued were reduced by the number of shares required to pay for the options as $0 .015 per share.

All of the above stock options were subsequently exercised in January 2004.

During the year ended December 31, 2004, the Company issued the following options to acquire Common stock:

Issued	Shares	Consideration	Valuation	Relationship
December 31, 2004	479,778	Accrued Board Member Stipends	18,750	Chief Executive Officer/Director
December 31, 2004	479,778	Accrued Board Member Stipends	18,750	Director (COB)/Former Consultant
December 31, 2004	479,778	Accrued Board Member Stipends	18,750	Chief Operating Officer/Director
December 31, 2004	479,778	Accrued Board Member Stipends	18,750	Director/Former President
December 31, 2004	479,778	Accrued Board Member Stipends	18,750	President/Director/Former Consultant
December 31, 2004	479,778	Accrued Board Member Stipends	18,750	Director/Former President of Subsidiary
December 31, 2004	479,778	Accrued Board Member Stipends	18,750	Director
December 31, 2004	359,833	Accrued Board Member Stipends	14,065	Chief Financial Officer
December 31, 2004	4,444,444	Bonus	200,000	Chief Executive Officer/Director
December 31, 2004	3,888,889	Bonus	175,000	Chief Financial Officer
December 31, 2004	3,888,889	Bonus	175,000	Chief Operating Officer/Director
December 31, 2004	694,444	Bonus	31,250	Chief Technology Officer/Former Consultant
December 31, 2004	833,333	Bonus	37,500	Senior Vice-President
December 31, 2004	2,777,778	Bonus	125,000	President/Director/Former Consultant
December 31, 2004	1,444,444	Bonus	65,000	Employee
December 31, 2004	2,444,444	Bonus	110,000	Employee
December 31, 2004	670,556	Bonus	30,175	Employee
December 31, 2004	530,556	Bonus	23,875	Employee
December 31, 2004	500,000	Bonus	22,500	Employee
December 31, 2004	412,720	Bonus	18,572	Employee
December 31, 2004	523,144	Bonus	23,541	Employee
December 31, 2004	88,040	Bonus	3,962	Employee
December 31, 2004	281,250	Bonus	12,656	Employee
December 31, 2004	61,040	Bonus	2,747	Employee
December 31, 2004	68,000	Bonus	3,060	Employee
December 31, 2004	20,000	Bonus	900	Employee
December 31, 2004	550,922	Bonus	24,791	Employee of Subsidiary
December 31, 2004	83,333	Bonus	3,750	Former Employee of Subsidiary
December 31, 2004	374,078	Bonus	16,834	Employee of Subsidiary
December 31, 2004	574,533	Bonus	25,854	Employee of Subsidiary
December 31, 2004	397,456	Bonus	17,886	Former Employee of Subsidiary
December 31, 2004	277,778	Bonus	12,500	Employee of Subsidiary
December 31, 2004	133,333	Bonus	6,000	Employee of Subsidiary
December 31, 2004	116,667	Bonus	5,250	Employee of Subsidiary
December 31, 2004	185,189	Bonus	8,334	Employee of Subsidiary
December 31, 2004	222,222	Amount owed for services	10,000	Accountant
December 31, 2004	31,519,878	Officer Stock Option Grant	1,418,394	Chief Executive Officer / Director
December 31, 2004	21,013,252	Officer Stock Option Grant	945,596	Chief Operating Officer / Director
December 31, 2004	15,759,939	Officer Stock Option Grant	709,197	Chief Financial Officer
December 31, 2004	10,506,626	Officer Stock Option Grant	472,798	Director/Former President
December 31, 2004	10,506,626	Officer Stock Option Grant	472,798	President / Director / Former Consultant
December 31, 2004	10,506,626	Officer Stock Option Grant	472,798	Chief Technology Officer / Former Consultant

2004 Stock Options Issued

In May 2004, the board of directors approved an Officers' Stock Option Grant Plan, pursuant to which certain officers are entitled to receive stock options, for each of three years, beginning in 2004 (Year 1). The annual number of option shares to be issued will be equal to amounts that, after the exercise of such options, would affect ownership of various percentages of the total shares then issued and outstanding. The following officers received options for restricted shares in the following percentages: CEO - 3% in each of the three years (total 9%); COO - 2% in each of the three years (total 6%), CFO - 1.5% in Year 1 and 1% in each of the following years (total 3.5%), Director and former President - 1.0% in Year 1 and .5% in each of the following years (total 2%), current President - 1% in each of the three years (total 3%), and CTO - 1% in each of the three years (total 3%). The recipient's rights to the options will vest after continued service at the completion of each year. The total number of option shares to be issued for 2004 is 99,812,946. The stock options are exercisable at $.045 per share, based on one-half of the average closing market price for the shares during the ten day period prior to the vesting date of December 31, 2004.

In December 2004, we established our 2004 Stock Option Bonus Plan, wherein the board of directors authorized the issuance of stock options for restricted shares totaling 26,487,483 shares to the officers and employees of the company as payment of accrued bonuses through December 31, 2004. The stock options are exercisable $.045 per share, based on one-half of the average closing market price for the shares during the ten-day period prior to the vesting date of December 31, 2004.

In December 2004, the board of directors authorized the issuance of stock options for restricted shares totaling 3,718,279 shares to the directors of the company as payment of accrued board members' stipends through December 31, 2004. The stock options are exercisable at $.0391 per share.

2004 Stock Options Exercised in 2005

During 2005, a total of 1,785,490 (26,782,350 post-split) of the above options shares were exercised and issued (net of shares used to pay for “cashless” options”), with payment in cash and common stock subscriptions receivable totaling $92,906, pursuant to the 2004 Stock Option Bonus Plan, the Officers' Stock Option Grant Plan, and for accrued board members' stipends, and, furthermore, these shares were registered by the Company's filing a Form S-8 registration statement. The number of shares registered were allocated to the individuals exercising the options based a ratio of the number of options held by each individual to the total number of options held by all individuals.

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

NOTE 24 - PREFERRED STOCK

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

Series B

On April 27, 2004, the Company agreed to sell 1,000 shares of Series B Preferred Stock of GlobeTel Communications Corp. (“GTEL”) to Caterham Financial Management, Ltd., a Malaysian company (“Caterham”), for a total investment of $15 million. The Company intends to use $5 million of this investment for working capital and $10 million to purchase two Stored Value Card Data switches.

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

The Company had subscribed and received $3,350,000 as of December 31, 2004 (net of $11.5 million of subscriptions receivable). A total of $2,850,000 was received from Caterham; an amount representing $500,000 was issued to Charterhouse in settlement of outstanding obligations (see Note 14 above). In addition, an amount representing $150,000, was issued as a broker's fee.

In January 2005 an additional $250,000 was received from Caterham. The remaining amount of the subscription receivable was subsequently received during 2005 in the form of $4,835,200 of telecommunication equipment - the data switch in connection with the Stored Value Card program.

In December 2005, the Company entered into an agreement with Caterham wherein all 35,000 Series B Preferred shares were converted into 12,931,334 post-split shares of GlobeTel common stock in full settlement of all obligations of the parties.

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

Ingram agreed to advance $1 million to GlobeTel Communications on or before June 25, August 25, October 25 and December 25, 2004. Mr. Ingram advanced $250,000 to the Company on June 25, 2004 as agreed, and 250 shares of Series C Preferred Stock were issued. Subsequently, Mr. Ingram notified the Company that he will not be funding the remaining $750,000 and instead agreed to assign the remaining amount to other groups wanting to invest in the Company. In December 2004, Mr. Ingram converted his preferred shares into 151,515 (2,272,727 pre-split) common shares, recorded at the then current market price of $1.65 ($0.11 pre-split) per common share, for a total of $250,000.

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

The Series D Preferred Stock was subsequently amended so that it was convertible in at least 250 share increments, each increment, at the time of conversion, representing 8,750,000 shares of GlobeTel common stock.

The Company expects to receive the remaining $500,000 in stock subscriptions receivable from Mr. Siegel in the near term.

NOTE 25 - SUBSEQUENT EVENTS (restated)
SEC Investigation

In September 2006 the SEC issued a formal order of investigation regarding certain issues with respect to the Company.

On October 5, 2007, GlobeTel Communications Corp., received a "Wells Notice" from the Securities and Exchange Commission ("SEC") in connection with the SEC’s ongoing investigation of the Company. The Wells Notice provides notification that the staff of the SEC intends to recommend to the Commission that it bring a civil action against the Company for possible violations of the securities laws including violations of Sections 5 and 17(a) of the Securities Act of 1933; Sections 10(b), 13(a), and 13(b)(2)(A) & (B) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rules 10b-5, 12b-20, 13a-1, 13a-11, and 13a-13 thereunder; and seeking as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The staff is also considering recommending that the SEC authorize and institute proceedings to revoke the registration of Company’s securities pursuant to Section 12(j) of the Exchange Act. Under the process established by the SEC, recipients have the opportunity to respond in writing to a Wells Notice before the SEC staff makes any formal recommendation to the Commission regarding what action, if any, should be brought by the SEC. The Company is determining if it will provide a written submission to the SEC in response to the Wells Notice.

Redwood Grove Financing

During the first quarter of 2006, the Company received additional investments totaling over $4 million. Convertible promissory notes with face values totaling $1.8 million were issued, and, after commissions, fees and costs, a net of $1,579,487 was received in January 2005. In February 2005 the notes were converted into a total of 23,574,615 shares of the Company's common stock. In March 2005 the investors exercised warrants to purchase a total of 35,366,285 additional shares of common stock for an additional $2,625,025, including amount due under a redemption buyout of the warrant shares.

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

Sanswire Subsidiaries

On March 8, 2005, we announced a global strategy for its Sanswire Networks Corporation subsidiary. We signed a Letter of Intent to immediately establish Sanswire Europe S.A., its first regional operating subsidiary. Sanswire Europe will be a joint venture between GlobeTel's wholly-owned operating subsidiary, Sanswire Networks, LLC and Strato-Wireless Ltd. (“SWL”), in which GlobeTel will own 55% and Strato-Wireless will own 45% of the shares of the European Venture. The new operation will be managed jointly by J. Randolph Dumas and John A. Jensen, Jr., both former senior managing directors at global investment banking firms. Both principals have decades of business experience throughout Europe and the Middle East.

Longview Financing

On January 25, 2005, the company entered into a subscription agreement with Longview Equity Fund LP, Longview International Equity Fund, LP, Longview Fund LP, and Alpha Capital Aktiengesellshcaft whereby these investors are purchasing $1,800,000 in convertible notes, with Class A Warrants to purchase up to an additional $1,609,989 in common stock of the Registrant.

Under the funding arrangement, the promissory notes are convertible into common stock of the Company at $.08 per share. Prior to any notice of conversion the Company has the right to redeem the note at a premium, subject to a 3-day right to convert by the investor.

There are two types of warrants. There are 12,500,000 Class A Warrants exercisable at $.12 per share and Redemption Warrants. Redemption Warrants will be provided in the event that the Company has sought to redeem more than 50% of the principal amount of the Note. They are given on the basis of 1,111 warrants for each $1,000 in principal the Company seeks to redeem over $900,000. The Warrants are identical to the Class A warrants except that they have an exercise price of $.11 per share.

Resignation of Jerrold Hinton

On February 8, 2005 Dr. Jerrold R. Hinton has resigned as a member of the Board of Directors of GlobeTel Communications Corp. There were no disputes between the Company and Dr. Hinton.

Appointment and Resignation of Laina Raveendran Greene as Director

In February 2005, Laina Raveendran Greene joined the Board of Directors of the Company. Ms. Greene subsequently resigned from the Board of Directors on December 26, 2005.

May 2005 Financing

On May 9, 2005, the company entered into a private placement with a number of accredited investors whereby these investors have purchased $2,357,959.96 in GlobeTel's Common Shares at a price of $0.1924 per share, with Warrants to purchase up to an additional 8,578,856 shares of common stock of the Registrant at an exercise price of $.3395 per share.

On May 23, 2005, the Company accepted an additional subscription from one of the initial investors increasing their investment by $200,000 on the same terms and conditions as all the other investors.

The Company has entered into a Registration Rights Agreement with the investors and is obligated to register the shares purchased by Investors and the shares underlying the Investor's warrants.

HotZone

In September 2004, the Company entered into an independent contractor agreement with Hotzone Wireless, LLC (“HotZone”), a service provider for consulting/engineering services related to the Sanswire Stratellite project. The non-exclusive service provider provided engineering / consulting services, transmission equipment, and installation and testing of equipment. The term of the agreement was for six (6) months and was automatically renewable for additional one (1) year terms after the initial term unless terminated by either party. As initial compensation, Company paid the service provider $10,000 per month. This agreement was terminated during fiscal year 2005.

On June 2, 2005, the Company entered into an agreement to acquire assets of HotZone, an advanced developer of WIMAX and extended range WIFI Systems with operations in the United States and Europe. The acquisition transaction, which closed during the three months ended September 30, 2005, was paid with $27,000 cash and provides for a total of 2 million (post split) shares of the Company's common stock to be issued in increments of 666,667 shares on each of the first, second, and third anniversary dates of the agreement, assuming that certain milestones are achieved. The first milestone was achieved for 2005, and accordingly, shares are to be issued during fiscal year 2006. Additionally, the HotZone staff is entering into employment agreements with the Company.

Resignation of Leigh Coleman as Director

On August 18, 2005 Leigh Coleman resigned as a director of the Company. Mr. Coleman had no disputes with the Company.

Appointment of Jonathan Leinwand as Director

The Board of Directors appointed Jonathan Leinwand to the Board of Directors effective August 18, 2005. Mr. Leinwand was and continued to be the Company’s General Counsel, until September 10, 2007 when he was named Chief Executive Officer.

August 2005 Convertible Note Financing

On August 30, 2005, the company entered into a subscription agreement with Steelhead Investments LTD, Nite Capital LP, and SRG Capital LLC whereby these investors are purchasing a total $4,500,000 in 5% convertible notes, with 3 year Class A Warrants to purchase up to an additional $6,818,181 in common stock of the Registrant.

Under the funding arrangement, the promissory notes are convertible into common stock of the Company at $1.65 per share. Prior to any notice of conversion the Company has the right to redeem the note at a premium for cash, subject to a 5-day right to convert by the investor. The notes amortize at 12.5% per quarter payable each quarter in cash or common shares.

The Investors will receive one Class A Warrant to purchase one share of common stock for each that the notes would be convertible into had they been converted on the closing date (August 30, 2005) (a total of 2,727,273 shares). The per share exercise price of the Warrants is $2.50.

Appointment and Resignation of Sir Christopher Meyer as Director

The Board of Directors appointed Sir Christopher Meyer as a Director effective September 13, 2005. Sir Christopher has served as the head of the UK Press Complaints Commission since 2003 and from 1997 until 2003 he was the UK ambassador to the United States. Sir Christopher has also been elected by the Board to be its Chairman and to serve on the Audit Committee. Sir Christopher subsequently resigned on March 21, 2006. He had no disputes with the Company.

Resignation of Przemyslaw Kostro as Director

Przemyslaw Kostro a director of the Company, resigned effective October 7, 2005. Mr. Kostro had no disputes with the Company.

American Stock Exchange Deficiency Letter

On December 19, 2005 the Company received a letter from the American Stock Exchange, pursuant to Rule 1009(a)(i) of the American Stock Exchange Company Guide that it had not timely filed with the Exchange an Additional Listing Application to list shares that had been issued by the Company since its initial listing in May 2005. The Company has subsequently filed such an application with the Exchange.

According to the letter, the Exchange determined not to apply, at that time, continued listing evaluation and follow-up procedures.

Agreement with Internafta

On December 29, 2005, GlobeTel Wireless Corp. a wholly-owned subsidiary of GlobeTel Communications Corp. has entered into an agreement with LLC Internafta, a Russian corporation, whereby Internafta will pay GlobeTel $600 million to construct and install a communications network in the 30 largest Russian cities. This communications network will utilize GlobeTel’s HotZone 4010 WiMax (802.16e) capable radio. It is intended that this network will provide wireless broadband access, Voice over IP capabilities, DECT functionality, and IPTV capabilities.

The networks will be installed in the cities over a 27-month period. Payments to GlobeTel are pursuant to a schedule that includes certain milestones. Payments will be made via a Letter of Credit confirmed by a US money center bank. GlobeTel will not commence construction until the first payment has been made by Internafta. Additionally, GlobeTel will help operate the Russian networks once constructed and will be a 50/50 joint venture partner with Internafta in the networks’ operations.

In May 2006, GlobeTel announced that it was terminating the Joint Venture Agreement

Warrant Agreement

On January 9, 2006, GlobeTel entered into agreements with the investors in its August 2005 Convertible Note placement for them to exercise their warrants that had an exercise price of $2.50 per share. The investors will exercise their warrants and the Company will issue to the investors a total of 1,935,606 new warrants with an exercise price of $4.00 per share.

The investors were given “piggy-back” registration rights for the warrants. If the warrants have not been registered after one year, then the investors have a demand registration rights.

The warrants expire on August 31, 2008.

Appointment and Resignation of Michael Castellano and Dorian Klein as Directors

The Board of Directors appointed Dorian Klein and Michael P. Castellano to serve as directors on GlobeTel’s Board of Directors.

Mr. Castellano subsequently resigned as a director on March 14, 2007.

Mr. Klein subsequently resigned as a director on October 7, 2006.

Appointment and Resignation of J. Randolph Dumas as Director

The Board of Directors appointed J. Randolph Dumas as a Director and Executive Vice Chairman on November 30, 2005. Mr. Dumas was a partner of Salomon Brothers International Limited responsible for the firm's European corporate finance, mortgage securities and real estate investment banking businesses, and a managing Partner of two private equity firms focusing on telecommunications and European leveraged buyouts. Upon the resignation of Sir Christopher Meyer in March 2006, Mr. Dumas was elected Chairman. Mr. Dumas resigned on October 7, 2006 in conjunction with a management restructuring. He had no disputes with the Company.

Retirement of Thomas Jimenez

On April 7, 2006, Thomas Jimenez retired as Chief Financial Officer of GlobeTel Communications Corp. Mr. Jimenez had no disputes with the Company.

Appointment and Termination of Lawrence Lynch

On April 10, 2006 Chief Operating Officer Lawrence Lynch was named acting Chief Financial Officer, following Mr. Jimenez’s retirement. Subsequently, Mr. Lynch had been promoted to the Company’s Chief Operating Officer. He joined the Company as Vice President in July 2004. On October 25, 2006, Mr. Lynch was dismissed from the Company.

Appointment and Resignation of Ambassador Ferdinando Salleo as Director

On May 16, 2006, the Board of Directors appointed Ambassador Ferdinando Salleo, former Italian ambassador to the United States, as Director. Ambassador Salleo resigned as Director on October 7, 2006 in conjunction with a management restructuring. He had no disputes with the Company.

American Stock Exchange

On July 18, 2006 certain regulatory officials at the American Stock Exchange called the Company and stated that they intended to send a notice to the Company that the Company’s common shares currently traded on the Exchange would be de-listed. On July 19, 2006 the Company received a letter from the American Stock Exchange stating that the Exchange intended to de-list the Company’s shares because the Company’s press releases were “overly promotional” and that the Company had not provided all requested documentation to the Exchange pursuant to a request for information.

GlobeTel disputes that its press releases violated Exchange standards and has attempted to work diligently with the Exchange to assure its compliance in this area. Additionally, the Company did respond to the request for information and did not receive any indication that the documentation was incomplete.

The Company appealed this determination by the AMEX staff.

On August 18, 2006 the Company received notice from the Amex Staff updating and supplementing its letter dated July 17, 2006 concerning its allegations that the Company no longer complies with Exchange's continued listing standards. In addition to the alleged violations set forth in its July 18, 2006 letter the Staff alleges violations of the following sections of the Amex Company Guide: 120 (Review of Related Party Transactions), 127 (Discretionary Authority of the Amex), 134 (Filing Requirements with a reference to Section 1101), 402 (Explanation of Exchange Disclosure Policies), 403 (Content and Preparation of Public Announcements), 404 (Exchange Surveillance Procedures), 921 (Notification of the Exchange Upon Change in Officers and Directors), 1002(d) and (e) (Failure to Comply with Listing Agreement, Any Other Event That Would Warrant Delisting [referencing Sec 127 listed above]), 1003(d) (Failure to Comply with Listing Agreement and/or SEC Requirements) and 1101 (General Filing Requirements).

The Company was notified by letter dated August 18, 2006 that its appeal was to be heard by the Listing Qualifications Panel on September 28, 2006. On October 3, 2006 the Company received notice from the American Stock Exchange notifying the Company that the Amex Committee on Securities upheld the recommendation of the Amex Staff that the Company no longer complies with Exchange's continued listing standards including the following sections of the Amex Company Guide: 120 (Review of Related Party Transactions), 127 (Discretionary Authority of the Amex), 134 (Filing Requirements with a reference to Section 1101), 401 ((Outline of Exchange Disclosure Policies), 402 (Explanation of Exchange Disclosure Policies), 403 (Content and Preparation of Public Announcements), 1001 (General Suspension and Delisting Policies), 1002(d) and (e) (Failure to Comply with Listing Agreement, Any Other Event That Would Warrant Delisting), 1003(d) (Failure to Comply with Listing Agreement and/or SEC Requirements) and 1101 (General Filing Requirements).

The Company decided not to further appeal this determination and the Company’s common shares began trading on the Pink Sheets under the symbol GTEM The Company disclosed to the SEC in a Form 25-NSE, on November 17, 2006, that it had received from the Amex a document dated November 17 entitled “ Determination and Notification of Removal from Listing And/or Registration under Section 12(b) of the Securities Exchange Act of 1934.

The 2006 Westor Financing

Creation Of A Direct Financial Obligation Or An Obligation Under An Off-Balance Sheet Arrangement Of A Registrant; Unregistered Sales Of Equity Securities

On September 6, 2006, the Company entered into subscription agreements with Hudson Bay Overseas Fund Ltd, Hudson Bay Fund LP, Nite Capital LP, Castle Creek Technology, Double U Master Funder, The Nutmeg Group and Brio Capital LP whereby these investors bought a total $1,075,000 in 7% convertible notes, and were issued Class A and Class B Warrants (described below). The common shares underlying the notes and the warrants carry with them registration rights that obligated the Company to register such shares within 30 days.

The Notes were convertible into common stock at $0.36939 per share. Prior to any notice of conversion the Company had the right, under certain circumstances, to redeem the notes at a premium for cash, subject to a right to convert by the investor. The investors received one Class A Warrant to purchase one share of common stock for every two shares that the notes were convertible into on the closing date as well as one Class B Warrant to purchase the identical number of shares.

The Class A Warrants are exercisable for a purchase price equal to 150% of the market price on the day prior to closing and the Class B Warrants are exercisable for a purchase price equal to 200% of the market price on the day prior to closing. The Warrants have a 5 year term The Placement Agent for the transaction, Westor Capital Group, has the right to raise up to $3 million for the Company.

Appointment and Resignation of Patrick Heyn as Director

On September 27, 2006 the Board of Directors appointed Patrick Heyn to serve as an independent director on GlobeTel’s Board of Directors and to serve on the Audit Committee.

Mr. Heyn subsequently resigned as a Director on March 14, 2007.

Management Restructuring

On October 7, 2006 Amb. Ferdinando Salleo, Dorian Klein, J. Randolph Dumas and Timothy Huff resigned as directors. Timothy Huff also resigned as Chief Executive Officer but remained as Chief Technology Officer until April 13, 2007, when he resigned.

The Board of Directors appointed Peter Khoury as the Company’s Interim Chief Executive Officer and appointed him to the Board of Directors. The Board also appointed Przemyslaw L. Kostro as a director and Interim Chairman of the Board of Directors.

Mr. Khoury subsequently resigned in September 2007 and was replaced as Chief Executive Officer by GlobeTel’s General Counsel, Jonathan Leinwand.

Lt. Colonel (USA/Ret.) Douglas B. Murch tendered his resignation as President of Sanswire Networks LLC on October 16, 2007.

Sale of Magic Money Division

On November 3, 2006, GlobeTel Communications Corp. entered into an agreement to sell substantially all of the assets related to its stored value card division that was also known as the Magic Money program, to Gotham Financial LLC. Under terms of the agreement, Gotham acquired substantially all of the assets, which include the stored value program, financial processing switch and contracts, and assumed the liabilities of associated with the program including certain employees and leased office space.

The agreement calls for the payment, over a 3 to 6 year period, of up to $4 million. The length of the payment period depends upon Gotham making certain minimum payments. Revenues earned by GlobeTel will be based on the successful rollout of the platform by Gotham and on user fees following a formula that considers the total number of transactions on a Stored Value card and use of the card at any ATM, POS or other transaction, under closed and committed contracts GlobeTel had at the time of sale, and the number of transactions utilizing the Financial Processing Switch.

The agreement also gives GlobeTel the right to the most favorable pricing if it decides in the future to utilize the services to be provided by Gotham.

Appointment and Subsequent Resignation of Michael DeCarlo as Interim CFO

On November 7, 2006, Michael A. DeCarlo Jr., was appointed as interim Chief Financial Officer. On March 21, 2007, Mr. DeCarlo resigned as Interim CFO.

Appointment and Termination of Joseph Monterosso Chief Operating Officer

On November 17, 2006, the Company announced the appointment of Joseph Monterosso as Chief Operating Officer, succeeding Mr. Lynch, who was dismissed from the Company. On April 27, 2007, Mr. Monterosso was terminated as COO.

Appointment and Resignation of Alice Muntz as Director

On November 20, 2006 the Company announced the appointment of Dr. Alice Muntz to the Company’s Board of Directors. Dr. Muntz resigned as a director on March 13, 2007.

Change in Registrant's Certifying Accountant

On January 4, 2007, the Company’s Audit Committee dismissed Dohan and Co., CPAs PA as the Company's certifying accountant, and stated on that date that during the two years ended December 31, 2005 and December 31, 2004 and the subsequent interim periods through August 14, 2006, there were no disagreements with Dohan & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Audit Committee went on to say that the report of independent registered public accounting firm of Dohan and Company as of and for the two years ended December 31, 2005 and December 31, 2004, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principle. The Company also engaged McKean Paul Chrycy Fletcher & Co. as the Company's certifying accountants.

Change in Registrant's Certifying Accountant

On March 21, 2007, the Company was notified that McKean Paul Chrycy Fletcher & Co. declined to accept the engagement as the Company’s certifying public accountants. McKean Paul Chrycy Fletcher & Co. performed no services for the Company and did not have any disputes with the Company.

Completion of Agreement To Form “No Mas Cables” Joint Venture with VPN de Mexico S.A. de C.V

On April 3, 2007, the Company and VPN de Mexico S.A. de C.V., subsidiary of Grupo IUSA S.A. de C.V., Mexico, finalized an agreement that called for the creation of a joint venture company called “No Mas Cables de Mexico S.A. de C.V.” to be owned 51% by VPN and 49% by GlobeTel. The purpose of the joint venture is to install and operate wireless broadband networks utilizing GlobeTel's HotZone 4010 wireless base station. The parties had originally entered into a Test Network Installation Agreement in June 2006, pursuant to which GlobeTel installed a network in the Mexican city of Pachuca. As of the date of this filing, the Company retains its 49% ownership in No Mas Cables and recently re-affirmed its commitment to working with the Peralta family, owners of VPN de Mexico.

Entry Into A Material Definitive Agreement to Reprice Exercise Price of Warrants

On April 13, 2007, the Company agreed to reprice the exercise price of warrants previously packaged with aforementioned Convertible Note financing in September 2006 to $.20 per share, and increased the number of shares issuable upon exercise of such warrants 1.5 times the original amount of warrants issued. In consideration of the aforementioned the investors exercised their warrants which will result in the issuance of up to 4,839,014 shares of common being issued for a total consideration of up to $967,802.80. As of that date, warrants have been exercised for a total of 3,750,000 shares for total consideration of $750,000. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company believes that the investors are 'accredited investors', as such term is defined in Rule 501(a) promulgated under the Securities Act.

Change in Registrant's Certifying Accountant

On April 13, 2007, the Company appointed Weinberg & Company, P.A. of Boca Raton, Florida as the Company's new independent registered public accounting firm to audit and certify our financial statements for fiscal year ended December 31, 2006. The Company had, on September 11, 2007, re-appointed previous independent auditor Dohan & Co. P.A. to audit and certify financial statements for fiscal year ended December 31, 2004 and 2005. The Company maintains and intends to maintain its relationship with Weinberg & Co. moving forward.

Entry Into a Material Definitive Agreement, Winding Down of Centerline, Refocus of Wireless Unit

On May 1, 2007, the Company entered into a one-year consulting agreement with Ulrich Altvater, the former president of the GlobeTel Wireless subsidiary, providing for.Mr. Altvater to provide certain assembly and support services to the Company for its line of HotZone products, the intellectual property for which the Company purchased from Mr. Altvater's previous company in June 2005. In consideration for providing such services, the Company will pay Mr. Altvater a consulting fee of $45,000 per month. Additionally, Mr. Altvater would receive 50% of the net proceeds resulting from any sales of HotZone products he generated.

Additionally, the Company decided to wind down the operations of its Centerline Communications LLC subsidiary. In conjunction therewith the Company is investigating whether to sell its related equipment, redeploy such equipment or a combination thereof.

The Company also reorganized its GlobeTel Wireless Corp. subsidiary to focus on the sale and implementation of wireless broadband networks. In conjunction with the restructuring, the Company entered into the above referenced consulting agreement with Mr. Altvater.

On July 12, 2007, the Company announced that it terminated its agreement with Mr. Altvater and his company, Trimax Wireless, Inc., and filed a lawsuit against Trimax and Mr. Altvater to recover assets and money, totaling approximately $475,000, that belong to the Company’s shareholders.

Refinancing of Debt

On May 1, 2007, GlobeTel Communications Corp. executed several Certificates of Adjustments for previously issued Warrants. The Warrants previously had Exercise Prices ranging from $0.75 to $1.00 and with the execution of the adjustments, the Exercise Price is now set at $0.196.

Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

On May 4, 2007, the Board of Directors of GlobeTel Communications Corp. (the "Company"), in consultation with its outside accounting consultant, determined that the Company will restate its financial statements for the years ended 2004 and 2005, as reported on Form 10-K and for the interim periods in fiscal 2005 and the first two fiscal quarters of 2006 for which the Company filed reports on Form 10-Q.

Change in Registrant's Certifying Accountant

On September 11, 2007, the Company appointed Dohan & Co., P.A. (“Dohan”) CPAs of Miami, Florida as the Company’s independent registered public accounting firm to audit and certify our financial statements for fiscal year ended December 31, 2004 and 2005.

Letter of Intent with TAO Technologies GmbH

On September 26, 2007 the Company entered into a Letter of Intent with TAO Technologies GmbH for the Company to acquire 50% of TAO and its airship design patents. The LOI contemplates the acquisition of the interest for payment in both cash and stock. The LOI also modified the Company’s previous cooperation agreement with TAO signed in October 2005. Subsequent to the execution of the LOI, Sanswire, the Company’s wholly-owned subsidiary, shipped the Sanswire 2A Technology Demonstrator airship to TAO in Stuttgart, Germany for evaluation and overhaul.

NOTE 26. SEGMENTS AND RELATED INFORMATION (restated)

During the prior year 2001, the Company adopted FASB Statement No. 131 (“SFAS No. 131”), "Disclosures about Segments of an Enterprise and Related Information," which changes the way the Company reports information about its operating segments.

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

	Telecom	Sanswire	Unallocated	Totals
	(restated)		(restated)	(restated)
Revenues Earned	$11,309,376	$--	$--	$11,309,376
Costs of Revenues Earned	11,500,577	--	--	11,500,577
Gross Margin (Loss)	(191,201)	--	--	(191,201)
Expenses	901,076	746,827	13,980,347	15,628,250
Loss Before Other Income (Expense) and Income	(1,092,277)	(746,827)	(13,980,347)	(15,819,451)
Taxes	--	--	--	--
Other Income (Expense)	(379,511)	--	254,093	(125,418)
Loss Before Income Taxes	(1,471,788)	(746,827)	(13,726,254)	(15,944,869)
Income Taxes	--	--	--	--
Net Loss	$(1,471,788)	$(746,827)	$(13,726,254)	$(15,944,869)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of Jonathan Leinward, the Company’s Chief Executive Officer and Principal Financial Officer (the “Reviewing Officer”), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Reviewing Officer concluded that as of December 31, 2004, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

In light of the letter from Dohan, we identified deficiencies in our internal controls and disclosure controls related to our accounting and audit procedures. Specifically, the identified deficiencies involved the ineffective controls over (i) revenue reporting, (ii) audit preparation procedures and (iii) financial reporting procedures.

Remediation of Material Weaknesses

We have formulated a program to remedy the material weaknesses identified above. In the first phase of the program, already completed as of September 30, 2007, we have hired outside accountants and consultants to review our financial statements and prepare the restatement of our financial statements. We have also hired outside counsel to advise on the amendment of our previously filed annual and quarterly reports filed with the SEC.

Additionally we determined that the Company had ineffective controls over revenue recognition. Our remediation measures relating to revenue recognition include a review by management of revenue items other than normal sales and also the discontinuation of the operations of our Centerline Communications LLC subsidiary for which we have restated revenue.

In the second phase of the program, commencing with the filing of our restated financial statements, we will be implementing certain new policies and procedures such as:

a. Seeking to recruit board members independent of management;
b. Granting Board committees standing authority to retain counsel and special or expert advisors of their own choice;
c. Seeking outside review of acquisition transactions

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8b. OTHER INFORMATION

NONE

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth certain information regarding the executive officers and directors of the Company as of September 30, 2007:

Name	Age	Position with Company

Jonathan Leinwand	37	Chief Executive Officer, Director
Przemyslaw Kostro	45	Chairman of the Board

The following table sets forth certain information regarding the executive officers and directors of the Company as of 2004:

(During 2004)
Name	Age	Position with Company

Timothy Huff (a)	40	Chief Executive Officer and Director
Przemyslaw Kostro	42	Chairman
Jerrold Hinton (b)	63	Director
Leigh Coleman (c)	56	Director, President
Mitchell Siegel (d)	58	Director
Thomas Y. Jimenez (e)	46	Chief Financial Officer
Michael Molen (f)	48	Director
Kyle McMahan (g)	47	Director
________________
(a)	Resigned as Director and CEO October 7, 2006.
(b)	Resigned as Director February 8, 2005.
(c)	Resigned as an officer and Director August 18, 2005.
(d)	Retired as a Director June 21, 2006.
(e)	Retired as Chief Financial Officer on April 17, 2006.
(f)	Declined to stand for re-election and term ended August 11, 2005.
(g)	Declined to stand for re-election as director and term ended on June 21, 2006.

Set forth below is a biographical description of directors and senior executive officers of the Company based on information supplied by each of them.

Jonathan Leinwand

Jonathan Leinwand, Chief Executive Officer and Director, joined GlobeTel as General Counsel in June 2005 and became a director in August 2005. He was appointed CEO in September 2007. Prior to joining GlobeTel, he was in private practice since 1996 concentrating in the areas of corporate and securities law, representing a number of public companies. As part of his practice, Mr. Leinwand also served as a deal-maker for several US and foreign corporations arranging strategic alliances and funding both in the US and abroad. Mr. Leinwand graduated from the University of Miami with honors degrees in Political Science and Communications and graduated cum laude from the University of Miami School Of Law.

Przemyslaw L. Kostro

Przemyslaw L. Kostro, Chairman, was first elected to the Board of Directors in November 2001. From November 2001 to April 2002, Mr. Kostro also served as the CEO of GlobeTel before relinquishing the position to Timothy Huff. Over the past five years, Mr. Kostro has been an attorney engaged in international law, and has been providing professional and consulting services to several large and mid-sized entities in Europe.  Mr. Kostro resigned as a Director in October 2005 and was reappointed as Director and Chairman of the Board in October 2006.

Timothy M. Huff

Timothy M. Huff, Director, Chief Executive Officer, joined GlobeTel in October 1999, and has served as CEO and as a member of the Board of Directors since April 2002. Prior to joining GlobeTel, Mr. Huff spent over five years owning and operating several successful private telecom companies. Mr. Huff has over eighteen years experience in international telecom business that included working with Sprint and MCI International, where he was involved in the construction of MCI's first international gateways. Mr. Huff resigned as Director and CEO on October 7, 2006.

Jerrold R. Hinton

Jerrold R. Hinton, Director, has served on the Board of Directors since March 1995. He had previously served as Chief Executive Officer, President and Chairman of the Board from March 1995 to November 2001. Dr. Hinton, a graduate of Florida State University, holds bachelors, masters and doctorate degrees in management, engineering and real estate. From 1992 to early 1995, prior to joining the company, Dr. Hinton served as an officer of United Biomedical, Inc., a private company. Mr. Hinton resigned as a Director on February 8, 2005.

Leigh Coleman

Leigh Coleman, President, joined the Company in September 2003. Mr. Coleman was CEO of a major division for an internationally recognized Dutch public company based in the United States. In 2001, Mr. Coleman was CEO of an Australian public company specializing in IP PBX applications and CP equipment before joining GlobeTel. Mr. Coleman has a Masters in Business Administration, and has lectured in Strategic Management at Curtin University in Australia. He has focused on growing companies and international business development since 1986. Mr. Coleman resigned as an officer and Director on August 18, 2005.

Mitchell A. Siegel

Mitchell A. Siegel, Director, Chief Operating Officer, has served in this capacity and as a member of the Board of Directors since May 2002. Since 1996, he was a consultant to Global Transmedia Communications Corporation and was instrumental in defining our role as a licensed telecommunications company. Mr. Siegel graduated from American University, holding a Bachelors Degree in Business Administration and has completed Masters Degree courses in finance at City College of New York - Bernard Baruch School of Finance. Mr. Siegel retired as a Director on June 21, 2006.

Thomas Y. Jimenez

Thomas Y. Jimenez, CPA, Chief Financial Officer, has served as our CFO since joining the Company in October 1999. For the three years prior to joining the Company, Mr. Jimenez was a consultant to various telecommunications companies, running their financial department and assisted in building networks in different countries. Previously, Mr. Jimenez was a partner in certified public accounting firm in the New York City area. Mr. Jimenez graduated from Cleveland State University with a degree in Business Administration. Mr. Jimenez retired as Chief Financial Officer on April 17, 2006.

Michael Molen

Michael Molen has served on our Board of Directors since May 2004. Since 1995, he has served in various capacities for Sanswire Technologies, Inc., including Chairman, Chief Executive Officer and Director. He currently serves as Chief Executive Officer of Sanswire Technologies, Inc. He was nominated to serve on the Company's Board of Directors in accordance with the terms of the Company's asset purchase agreement with Sanswire Technologies, Inc. Mr. Molen declined to stand for re-election and his term ended on August 11, 2005. Mr. Molen declined to stand for re-election and his term ended August 11, 2005.

Kyle McMahan

Kyle McMahan has served on our Board of Directors since May 2004. From 1989 to 2003, Mr. McMahan served as Chief Executive Officer of Southern Mortgage Reporting, Inc., a credit-reporting agency. From April 2001 through September 2003, he served as chairman of INFO 1 Co., Inc., a company that organized, planned and financed the startup of new businesses in the credit reporting industry. Mr. McMahan has served as a board member of The Mortgage Bankers Association of Georgia and The National Credit Reporting Association. He has been nominated to serve on the Company's Board of Directors in accordance with the terms of the Company's asset purchase agreement with Sanswire Technologies, Inc. Mr. McMahan declined to stand for re-election as director and term ended on June 21, 2006.

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

During 2004 we had one audit committee financial expert, Kyle McMahan, who was independent of management. We have a separately designated audit committee. In addition to Mr. McMahan, Jerrold R. Hinton was a member of the audit committee through date of his resignation in February 2005. Since March 2007, the Company has not had an independent Audit Committee and the Board of Directors as a whole sat as the Audit Committee.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Timothy M. Huff, CEO	2004	200,000 (a	)	0	0	1,618,394 (b,e	)	0	0	18,750 (d	)	1,837,144
Timothy M. Huff, CEO	2003	175,000 (a	)	0	112,500	0		0	0	134,167 (f	)	421,667
Mitchell A. Siegel, COO	2004	175,000 (a	)	0	0	1,120,596 (b,e	)	0	0	18,750 (d	)	1,314,346
Mitchell A. Siegel, COO	2003	150,000 (a	)	0	0	0		0	0	191,667 (f	)	341,167
Thomas Y. Jimenez, CFO	2004	175,000 (a	)	0	0	884,197 (b,e	)	0	0	14,063 (d	)	1,073,260
Thomas Y. Jimenez, CFO	2003	150,000 (a	)	0	57,500	0		0	0	111,667 (f	)	318,667
Lawrence E. Lynch, Sr. VP Since August 2004	2004	37,500 (a	)	0	0	37,500 (b	)	0	0	0		75,000
Joseph Seroussi, CTO Since Novemeber 2004	2004	25,000 (a	)	0	192,000	504,048 (b,e	)	0	0	0		721,048
Jerrold R. Hinton, Director/Former President	2004	0		0	192,000	472,798 (e	)	0	0	18,750 (d	)	683,548
Jerrold R. Hinton Director/Former President	2003	100,000 (a	)	0	0	0		0	0	0		100,000
Leigh A. Coleman President Since June 2004	2004	70,780 (a	)	0	0	597,798 (b,e	)	0	0	50,031 (d	)	718,609
Vivian Manevich, CAO Through Dec. 2002	2004	0 (c	)	0	0	0		0	0	0		0
Vivian Manevich, CAO Through Dec. 2002	2003	0 (c	)	0	0	0		0	0	0		0

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

(b) In addition to the base compensation, the employment agreements provide for payment of bonuses that at a minimum equal the executives’ base compensation, unless otherwise agreed to by the executives. As of December 31, 2003 and 2002, the executives all agreed not to receive bonuses they are entitled to pursuant to the employment agreements. For 2004, the executives received bonuses as entitled to under the agreements. The bonuses received were equal to the amount of gross compensation received during 2004. All executive bonuses for 2004 were included in the Employee Stock Option Plan (see Note 23 to financial statements) and paid with stock options.

(c) Vivian Manevich served as the CAO through 2002. Thereafter, Ms. Manevich accepted a non-executive position in the Company, and, accordingly, any and all compensation for 2003, 2004 and 2005 was included in employee payroll and none of her compensation was included in executive compensation.

(d) The Company's Directors received stipends of $6,250 per quarter, beginning the second quarter of 2004, for a total of $18,750 per director for 2004. The CFO, who functioned as treasurer reporting to the Board, received stipends equal to 75% of the directors' stipends, or $4,688 per quarter, beginning the second quarter of 2004, for a total of $14,063. All Directors' stipends were paid with stock options (see Note 23 to financial statements).

In 2004, the then Chairman received additional stock compensation of $425,000, for services rendered providing assistance in expanding our business and services world-wide and in obtaining funding for us.

(e) Pursuant to an Officers' Stock Option Grant plan approved by the Board (see Note 23 to financial statements), certain officers are entitled to receive stock options in amounts which, after the exercise of such options, would effect ownership of various percentages of the total shares then issued and outstanding. The following officers received options for restricted shares in the following percentages for 2005: CEO - 3%, former COO and current SVP - 2%, CFO - 1.5%, current COO - 1%, CTO - 1%, SVP of Finance - 2% and General Counsel - .75%.

All of the stock options issued to executives in 2003 were subsequently exercised in January and February 2004. The schedule below indicates the date issued, number of shares received upon exercise and the aggregate dollar value realized upon exercise.

(f) In 2003, the Company approved the issuance of Stock Options as reimbursement for previously accrued and unpaid salary for the Company Officers (see Note 23 to financial statements).

OUTSTANDING EQUITY AWARDS

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Timothy Huff	513,479			658,918	December 31, 2006
Thomas Jimenez	427,368			625,168	December 31, 2006
Jerrold Hinton	1,519,766			1,339,010	December 31, 2006
Mitchell Siegel	733,540			1,080,168	December 31, 2006
Leigh Coleman	66,667			108,000	December 31, 2006

COMPENSATION OF DIRECTORS

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Przemyslaw L. Kostro, Chairman (2004)			443,750				443,750
Przemyslaw L. Kostro, Chairman (2003)							0
Michael Molen (2004)	--	--	18,750	--	--		18,750
Kyle McMahan (2004)	--	--	18,750	--	--		18,750

Compensation paid to Directors who are also officers of the Company is reflected in Item 10. Executive Compensation.

We maintain a policy of compensating our directors using cash and stock options. Currently, the Company determines Board compensation on an individual basis. Employee members of the Board do not receive additional compensation for their service on the Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Common Stock

At October 17, 2007, we had 127,749,688 common shares issued and outstanding (taking into account the 1 for 15 reverse split on May 23, 2005). The table below sets forth the share ownership of our executive officers and directors, individually and as a group. No other person is the beneficial owner of more than 5% of our issued and outstanding common shares

Title of Class	Name & Address of Beneficial Ownership	Amount and Beneficial	Nature of Ownership	Percentage of Class (1)
Common Stock	Przemyslaw L. Kostro Chairman 101 NE 3rd Ave, Suite 1500, Fort Lauderdale, Florida 33301	9,211,385	Shares	7.25%
Common Stock	Jonathan Leinwand, CEO Since October 2007 and Director Since August 2005 101 NE 3rd Ave, Suite 1500, Fort Lauderdale, Florida 33301	1,420,000	Shares	1.1%

	Total of all Officers and Directors as a Group	10,631,385		9.35%

(1) Based on 127,749,688 shares issued and outstanding on October 17, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

COMMON STOCK TRANSACTIONS

During the year ended December 31, 2003, the Company issued the following shares of Common stock:

Date Issued	Shares	Consideration	Valuation	Relationship
March 14, 2003	146,667	Consulting services	$22,000	Consultant
March 14, 2003	120,000	Investment banking	18,000	Consultant
May 7, 2003	73,333	Consulting services	11,550	Consultant
May 7, 2003	60,000	Investment banking	9,450	Consultant
May 22, 2003	166,667	Loan Collateral	--	Note Holder
May 22, 2003	166,667	Loan Collateral	--	Note Holder
May 22, 2003	1,000,000	Conversion of debt	239,206	Investor
May 29, 2003	266,667	Satisfaction of debt	55,000	Shareholder/Former director
July 18, 2003	13,333	Severance pay	6,000	Employee
July 18, 2003	33,333	Severance pay	15,000	Employee
July 18, 2003	33,333	Severance pay	15,000	Employee
July 18, 2003	30,000	Legal services	13,500	Legal counsel/fmr corp secretary
July 18, 2003	800,000	Consulting services	24,000	Consultant/employee
July 18, 2003	856,267	Conversion of debt	256,880	Investor
August 5, 2003	1,338,688	Sale of stock	500,000	Investor/consultant
August 5, 2003	--	Marketing services	100,402	Investor/consultant
August 8, 2003	226,667	Consulting services	102,000	Consultant/employee
August 28, 2003	(2,861,111)	Return of shares issued for loan collateral	--	Note Holders
August 28, 2003	--	Conversion of debt	125,000	Investor
August 28, 2003	--	Conversion of debt	250,000	Investor/consultant
August 28, 2003	--	Conversion of debt	125,000	Investor
August 28, 2003	--	Conversion of debt	250,000	Investor
September 3, 2003	62,963	Consulting services	11,806	Consultant
September 3, 2003	60,000	Consulting services	11,250	Consultant
September 3, 2003	73,333	Consulting services	13,750	Consultant
September 3, 2003	256,481	Consulting services	49,090	Consultant
September 29, 2003	43,779	Consulting services	8,211	Consultant
October 9, 2003	285,422	Additional shares due for Conversion of debt	--	Investor
October 9, 2003	243,333	Consulting services	73,000	Consultant/employee
October 9, 2003	133,333	Officer's salary	40,000	Chief Financial Officer
December 31, 2003	500,000	Officer's salary	112,500	Chief Executive Officer
December 31, 2003	77,778	Officer's salary	17,500	Chief Financial Officer
December 31, 2003	(266,667)	Return of shares issued for loan collateral	--	Note Holder

During the year ended December 31, 2004, the Company issued the following shares of Common stock:

Date Issued	Shares	Consideration	Valuation	Relationship
January 15, 2004	300,000	Exercised Stock Options	$--	Chief Executive Officer/Director
January 15, 2004	344,444	Exercised Stock Options	--	Chief Financial Officer
January 15, 2004	133,333	Exercised Stock Options	--	Director/Former President
January 15, 2004	600,000	Exercised Stock Options	--	Chief Operating Officer/Director
January 15, 2004	66,667	Exercised Stock Options	--	President/Director/Former Consultant
January 15, 2004	177,778	Exercised Stock Options	--	Vendor
February 3, 2004	213,479	Exercised Stock Options	--	Chief Executive Officer/Director
February 3, 2004	82,923	Exercised Stock Options	--	Chief Financial Officer
February 3, 2004	133,540	Exercised Stock Options	--	Chief Operating Officer/Director
February 3, 2004	427,368	Exercised Stock Options	--	Employee
February 3, 2004	97,222	Exercised Stock Options	--	Accountant
February 4, 2004	1,386,432	Exercised Stock Options	--	Director/Former President
February 4, 2004	1,100,000	Investment in Unconsolidated	--	Investee
		Foreign Subsidiary
February 5, 2004	233,333	Investment in Unconsolidated	--	Creditor of Investee
		Foreign Subsidiary
February 17, 2004	606,667	Consulting Services	425,000	Director (COB)/Former Consultant
May 11, 2004	7,222	Marketing Services	6,500	Consultant
May 12, 2004	1,866,667	Sanswire Assets	2,800,000	Shareholders of Selling
		Acquisition		Corporation
May 25, 2004	90,169	Investment Banking Fees	67,626	Investment Banker
May 25, 2004	45,084	Investment Banking Fees	33,813	Investment Banker
May 25, 2004	90,169	Investment Banking Fees	67,626	Investment Banker
July 29, 2004	100,000	Compensation	144,000	Employee
July 29, 2004	33,333	Compensation	48,000	Employee
July 29, 2004	33,333	Compensation	48,000	Employee
August 12, 2004	133,333	Consulting Services	192,000	President/Former Consultant (as Nominee)
August 12, 2004	133,333	Consulting Services	192,000	Chief Technology Officer/Former Consultant (as Nominee)
August 12, 2004	11,667	Compensation	7,000	Employee
Sept. 28, 2004	133,333	Stratodyne Assets Acquisition	--	Shareholder of Selling Corporation
November 4, 2004	520,000	Convert Pfd. Ser. A	--	Preferred Series-A Shareholder/
		(received as broker fee).		Investment Banker
November 4, 2004	346,667	Convert Pfd. Ser. A	--	Preferred Series-A Shareholders
November 17, 2004	1,733,333	Convert Pfd. Ser. A	--	Preferred Series-A Shareholder/ Investment Banker
November 17, 2004	1,386,667	Convert Pfd. Ser. A	--	Preferred Series-A Shareholders
November 17, 2004	728,000	Convert Pfd. Ser. A	157,500	Preferred Series-A Shareholders
November 18, 2004	104,000	Convert Pfd. Ser. A	22,500	Preferred Series-A Shareholders
November 19, 2004	624,000	Convert Pfd. Ser. A	135,000	Preferred Series-A Shareholders
November 23, 2004	520,000	Convert Pfd. Ser. A	112,500	Preferred Series-A Shareholders
November 24, 2004	104,000	Convert Pfd. Ser. A	22,500	Preferred Series-A Shareholders
November 30, 2004	624,000	Convert Pfd. Ser. A	135,000	Preferred Series-A Shareholders
December 1, 2004	2,080,000	Convert Pfd. Ser. A	450,000	Preferred Series-A Shareholders
December 3, 2004	104,000	Convert Pfd. Ser. A	22,500	Preferred Series-A Shareholders
December 8, 2004	416,000	Convert Pfd. Ser. A	90,000	Preferred Series-A Shareholders
December 10, 2004	832,000	Convert Pfd. Ser. A	180,000	Preferred Series-A Shareholders
December 28, 2004	416,000	Convert Pfd. Ser. A	90,000	Preferred Series-A Shareholders
December 30, 2004	104,000	Convert Pfd. Ser. A	22,500	Preferred Series-AShareholders
December 31, 2004	(1,866,667)	Return of shares originally issued for Sanswire and Stratodyne Assets	(2,800,000)	Shareholders of Selling Corporations
December 31, 2004	1,733,333	Reissuance of shares for	2,600,000	Shareholders of Selling Corporation
		Sanswire Assets
December 31, 2004	133,333	Reissuance of shares for	200,000	Shareholder of Selling Corporation
		Stratodyne Assets
December 31, 2004	200,000	Consulting Services	135,000	Consultant
December 31, 2004	200,000	Consulting Services	135,000	Consultant
December 31, 2004	33,333	Consulting Services	22,500	Consultant
December 31, 2004	33,333	Consulting Services	22,500	Consultant

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

Shares issued (retired) for loan collateral were recorded at par value.

STOCK OPTIONS

During the year ended December 31, 2003, the Company issued the following options to acquire Common stock:

Date Issued	Shares	Consideration	Valuation	Relationship
September 26, 2003	147,111	Satisfaction of debt	33,100	Former President
September 26, 2003	1,173,333	Accrued salary	264,200	Former President
September 26, 2003	596,298	Accrued salary	134,167	Chief Executive Officer
September 26, 2003	496,298	Accrued salary	111,667	Chief Operating Officer
September 26, 2003	496,298	Accrued salary	111,667	Chief Financial Officer
September 26, 2003	274,076	Accrued salary	61,667	Controller
December 18, 2003	444,444	Officer salary	100,000	Former President
December 18, 2003	355,556	Officer salary	80,000	Chief Operating Officer
December 18, 2003	222,222	Salary	50,000	Former Controller
December 18, 2003	66,667	Officer salary	15,000	President
December 18, 2003	111,111	Accounting services	25,000	Accountants
December 18, 2003	177,778	Network services	40,000	Vendor

The above options were issued at $0.225 per share.

The above option shares were issued in "cashless exercises". Accordingly, the option shares actually issued were reduced by the number of shares required to pay for the options as $0.225 per share.

All of the above stock options were subsequently exercised in January 2004.

During the year ended December 31, 2004, the Company issued the following options to acquire Common stock:

Date Issued	Shares	Consideration	Valuation	Relationship
December 31, 2004	31,985	Accrued Board Member Stipends	18,750	Chief Executive Officer/Director
December 31, 2004	31,985	Accrued Board Member Stipends	18,750	Director (COB)/Former Consultant
December 31, 2004	31,985	Accrued Board Member Stipends	18,750	Chief Operating Officer/Director
December 31, 2004	31,985	Accrued Board Member Stipends	18,750	Director/Former President
December 31, 2004	31,985	Accrued Board Member Stipends	18,750	President/Director/Former Consultant
December 31, 2004	31,985	Accrued Board Member Stipends	18,750	Director/Former President of Subsidiary
December 31, 2004	31,985	Accrued Board Member Stipends	18,750	Director
December 31, 2004	23,989	Accrued Board Member Stipends	14,065	Chief Financial Officer
December 31, 2004	296,296	Bonus	200,000	Chief Executive Officer/Director
December 31, 2004	259,259	Bonus	175,000	Chief Financial Officer
December 31, 2004	259,259	Bonus	175,000	Chief Operating Officer/Director
December 31, 2004	46,296	Bonus	31,250	Chief Technology Officer/Former Consultant
December 31, 2004	55,556	Bonus	37,500	Senior Vice-President
December 31, 2004	185,185	Bonus	125,000	President/Director/Former Consultant
December 31, 2004	96,296	Bonus	65,000	Employee
December 31, 2004	162,963	Bonus	110,000	Employee
December 31, 2004	44,704	Bonus	30,175	Employee
December 31, 2004	35,370	Bonus	23,875	Employee
December 31, 2004	33,333	Bonus	22,500	Employee
December 31, 2004	27,515	Bonus	18,572	Employee
December 31, 2004	34,876	Bonus	23,541	Employee
December 31, 2004	5,869	Bonus	3,962	Employee
December 31, 2004	18,750	Bonus	12,656	Employee
December 31, 2004	4,069	Bonus	2,747	Employee
December 31, 2004	4,533	Bonus	3,060	Employee
December 31, 2004	1,333	Bonus	900	Employee
December 31, 2004	36,728	Bonus	24,791	Employee of Subsidiary
December 31, 2004	5,556	Bonus	3,750	Former Employee of Subsidiary
December 31, 2004	24,936	Bonus	16,834	Employee of Subsidiary
December 31, 2004	38,302	Bonus	25,854	Employee of Subsidiary
December 31, 2004	26,497	Bonus	17,886	Former Employee of Subsidiary
December 31, 2004	18,519	Bonus	12,500	Employee of Subsidiary
December 31, 2004	8,889	Bonus	6,000	Employee of Subsidiary
December 31, 2004	11,111	Bonus	5,250	Employee of Subsidiary
December 31, 2004	12,346	Bonus	8,334	Employee of Subsidiary
December 31, 2004	14,815	Amount owed for services	10,000	Accountant
December 31, 2004	2,101,325	Officer Stock Option Grant	1,418,394	Chief Executive Officer/Director
December 31, 2004	1,400,883	Officer Stock Option Grant	945,596	Chief Operating Officer/Director
December 31, 2004	1,050,663	Officer Stock Option Grant	709,197	Chief Financial Officer
December 31, 2004	700,442	Officer Stock Option Grant	472,798	Director/Former President
December 31, 2004	700,442	Officer Stock Option Grant	472,798	President / Director / Former Consultant
December 31, 2004	700,442	Officer Stock Option Grant	472,798	Chief Technology Officer / Former Consultant

2004 Stock Options Issued

In May 2004, the board of directors approved an Officers' Stock Option Grant Plan, pursuant to which certain officers are entitled to receive stock options, for each of three years, beginning in 2004 (Year 1). The annual number of option shares to be issued will be equal to amounts that, after the exercise of such options, would affect ownership of various percentages of the total shares then issued and outstanding. The following officers received options for restricted shares in the following percentages: CEO - 3% in each of the three years (total 9%); COO - 2% in each of the three years (total 6%), CFO - 1.5% in Year 1 and 1% in each of the following years (total 3.5%), Director and former President - 1.0% in Year 1 and .5% in each of the following years (total 2%), current President - 1% in each of the three years (total 3%), and CTO - 1% in each of the three years (total 3%). The recipient's rights to the options will vest after continued service at the completion of each year. The total number of option shares to be issued for 2004 is 99,812,946. The stock options are exercisable at $.045 per share, based on one-half of the average closing market price for the shares during the ten day period prior to the vesting date of December 31, 2004.

In December 2004, we established our 2004 Stock Option Bonus Plan, wherein the board of directors authorized the issuance of stock options for restricted shares totaling 26,487,483 shares to the officers and employees of the company as payment of accrued bonuses through December 31, 2004. The stock options are exercisable $.045 per share, based on one-half of the average closing market price for the shares during the ten-day period prior to the vesting date of December 31, 2004.

In December 2004, the board of directors authorized the issuance of stock options for restricted shares totaling 3,718,279 shares to the directors of the company as payment of accrued board members' stipends through December 31, 2004. The stock options are exercisable at $.0391 per share.

2004 Stock Options Exercised in 2005

During 2005, a total of 1,785,490 (26,782,350 post-split) of the above options shares were exercised and issued (net of shares used to pay for “cashless” options”), with payment in cash and common stock subscriptions receivable totaling $92,906, pursuant to the 2004 Stock Option Bonus Plan, the Officers' Stock Option Grant Plan, and for accrued board members' stipends, and, furthermore, these shares were registered by the Company's filing a Form S-8 registration statement. The number of shares registered were allocated to the individuals exercising the options based a ratio of the number of options held by each individual to the total number of options held by all individuals.

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

ITEM 13. EXHIBITS

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Dohan and Company CPA's billed approximately $74,024 for professional services rendered for the audit of our annual financial statements for fiscal year 2003, the reviews of the financial statements included in our Forms 10-QSB for that fiscal year and assistance in filing various proxy statements. For fiscal year 2004, we estimate the amount billed and/or accrued for the same services to be $74,341. Dohan & Company has estimated the fees associated with their review of the restated financial statements will be $10,000.

The above fees were pre-approved by the audit committee based on estimated budgets presented to the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBETEL COMMUNICATIONS CORP.

By:	/s/ Jonathan Leinwand
Name: Jonathan Leinwand,
Title: Chief Executive Officer (Principal Executive Officer)
Dated: November 1, 2007

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Jonathan Leinwand
Jonathan Leinwand	Chief Executive Officer, Principal Financial Officer and Director	November 1, 2007

/s/ Przemyslaw Kostro
Przemyslaw Kostro	Chairman of the Board	November 1, 2007