Form 10-K/A
period 2005-12-31
GLOBETEL COMMUNICATIONS CORP
filed 2007-12-05
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. ☐ No: ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No: ☒

State issuer's revenues for its most recent fiscal year ended December 31, 2005: $10,144,812.

As of December 4, 2007, there were 127,749,688 shares of the issuer's common stock issued and outstanding. Affiliates of the issuer own 9,320,000 shares of the issuer's issued and outstanding common stock and the remaining 113,159,169 shares are held by non-affiliates. The aggregate market value of the shares held by non-affiliates at December 4, 2007, was $13,413,717.

DOCUMENTS INCORPORATED BY REFERENCE:

There are documents incorporated by reference in this Annual Report on Form 10-K, which are identified in Part III, Item 13.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

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

ITEM 1. DESCRIPTION OF BUSINESS

General

GlobeTel Communications Corp. (“GlobeTel”), a Delaware corporation was established in July 2002, is engaged in the business of providing telecommunication services, primarily involving Internet telephony using Voice over Internet Protocol ("VoIP") equipment.

Reverse Stock Split

GlobeTel is authorized to issue up to 250,000,000 shares of Common Stock, par value $0.00001 per share, (subsequent to a 15-for-1 reverse stock split on May 23, 2005 and subsequent to an increase in the authorized shares from 150,000,000 to 250,000,000 at the shareholder meeting on June 21, 2006) and 10,000,000 shares of Preferred Stock, par value $0.001. The post split share calculation will be used throughout this document, unless noted. The preferred stock is a so-called "blank check" preferred, meaning that its terms such as dividends, liquidation and other preferences, are to be fixed by our Board of Directors at the time of issuance. The dividends, liquidation rights and other preferences for each class of Preferred Stock are explained in Item 7, Financial Statements, Note 27.

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

On November 26, 2007 the SEC announced that it had filed a civil lawsuit against two former employees of GlobeTel alleging that Joseph J. Monterosso, former Chief Operating Officer of GlobeTel and former president of the Company’s Centerline Communications Subsidiary, and Luis Vargas, an employee of Centerline, engaged in a scheme to create $119 million in revenue that was subsequently reported on the Company’s financial statements as filed with the Commission. Securities and Exchange Commission v. Joseph J. Monterosso and Luis E. Vargas, Civil Action No. 07-61693 (S.D. Fla., filed on November 21, 2007).

Restatement of Results

We have determined that, in certain cases, we misinterpreted or misapplied Generally Accepted Accounting Principles (“GAAP”) in our 2004 and 2005 consolidated financial statements and, accordingly, we have restated our consolidated financial statements for the periods ended December 31, 2004 and 2005.

As discussed more fully below, the restatements involve, among other matters, revenue recognition issues related to reporting gross revenue versus net as per EITF Issue 99-19. In making these restatements, we have performed an internal analysis of our accounting policies, practices, procedures and disclosures for the affected periods.

Summary of restatement items

The following tables set forth the effects of the restatement adjustments discussed below on revenue; cost of sales; net loss; and loss per share as presented in our consolidated statements of operations for the years ended December 31, 2004 and 2005, and intangible assets. The restatement adjustments are discussed in the paragraphs following the tables.

	Year ended December 31, 2005
	Revenue	Cost of Sales	Net Loss	Loss per Share	Intangible Assets
Previously reported	$81,143,838	$80,730,141	$(31,953,395)	$(0.43)	$9,907,550
Restatement Adjustments, net:
Net Revenue Adjustment	$(70,999,058)	$(70,999,058)	—	(0.00)
2004 Purchase accounting	—	—	—	(0.00)	(2,778,000)
Purchase accounting	—	—	(7,129,550)	(0.00)	(7,129,550)

Net restatements	$(70,999,058)	$(70,999,058)	(7,129,550)	(0.09)	(9,907,550)
As restated	$10,144,780	$9,731,083	$(39,082,945)	$(0.52)	$—

	Year ended December 31, 2004
	Revenue	Cost of Sales	Net Loss	Loss per Share	Intangible Assets
Previously reported	$28,996,213	$29,187,414	$(13,166,869)	$(0.02)	$2,778,000
Restatement Adjustments, net:
Net Revenue Adjustment	$(17,686,837)	$(17,686,837)	—	(0.00)
Purchase accounting	—	—	(2,778,000)	(0.00)	(2,778,000)

Net restatements	$(17,686,837)	$(17,686,837)	(2,778,000)	(0.00)	(2,778,000)
As restated	$11,309,376	$11,500,577	$(15,944,869)	$(0.02)	$—

Net Revenue Adjustment

In 2005, we engaged in transactions where we recorded our wholesale telecommunications revenues as Gross Revenue. After thorough review, we concluded that 2005 revenues equaling $70,999,058 could not be supported and thus were reduced from previously reported revenues. The adjustments were offset against previously reported cost of sales by the same amount of $70,999,058.

In 2004, we engaged in transactions where we recorded our wholesale telecommunications revenues as Gross Revenue. After thorough review, we concluded that 2004 revenues equaling $11,190,902 could not be supported and thus were reduced from previously reported revenues, Also after applying the indicators, upon application of the EITF Issue 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” Accounting Principles Board Opinion No. 10 (“APB 10”) “Revenue Recognition Principle,“ and Financial Accounting Standards Board Interpretation No. 39 (“FIN 39”) “Offsetting of Amounts Related to Certain Contracts,” we concluded that we should record only the net revenue from certain wholesale telecommunications due to the indicators not supporting the criteria for gross revenue which further reduced revenues $6,495,935 for a total of $17,686,837. The adjustments were offset against previously reported cost of sales by the same amount of $17,686,837.

In our previously issued consolidated financial statements, we booked the gross consideration for all our wholesale telecommunications revenue without additional consideration to its characteristics. As part of our internal analysis of our accounting policies, practices and procedures in place in 2004 and 2005, we did not review the previous accounting model for recording our revenues.

Purchase Accounting

As described in Item 7, Financial Statements, Note 9 - Asset Acquisition - Hotzone, we found a discrepancy in the application of purchase accounting for the June 2, 2005 transaction and have recorded an adjustment to correct it in our restated consolidated financial statements.

Intangible Assets.    We recorded restatement adjustments to the amounts allocated to the technology-in-place intangible assets acquired in the transaction. The effect of the adjustments to intangible assets in 2005 was a reduction of $7,129,550 and subsequently an increase to research and development expense in 2005 of $7,129,550.

As described in Item 7, Financial Statements, Note 8 - Asset Acquisition - Sanswire, we found a discrepancy in the application of purchase accounting for the April 15, 2004 transaction and have recorded an adjustment to correct it in our restated consolidated financial statements.

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

In 2004, we acquired a 73.15% interest in Consolidated Global Investments, Ltd. (“CGI”), formerly known as Advantage Telecommunications, Ltd. (“ATC”), an Australian company. CGI was to be utilized in the carrier sales sector of our business and was later to be a licensee of the Sanswire Networks, LLC in Australia. However, we have since sold our shares in CGI back to the company and no longer have any interest in CGI. Certain shares of GlobeTel acquired by CGI were sold by CGI. The Securities and Exchange Commission has questioned the validity of the exemption used for the sale of such shares as more fully discussed below in Item 3 “Legal Proceedings.”

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

In 2007, the Centerline business was wound down and the Company has liquidated most of the Centerline assets. Additionally, certain revenues reported by Centerline are being restated and are the subject of an investigation by the Securities and Exchange Commission. The Commission believes that certain former officers and employees of the Company improperly recognized revenue from carrier traffic that ran off 3rd party telecommunications switches, and created false invoices with regard to such revenue.

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

HotZone Wireless

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

On June 2, 2005, the Company entered into an agreement to acquire assets of HotZone, an advanced developer of WIMAX and extended range WIFI Systems with operations in the United States and Europe. The acquisition transaction, which closed during the three months ended September 30, 2005, was paid with $27,000 cash and provides for a total of 2 million (post split) shares of the Company's common stock to be issued in increments of 666,667 shares on each of the first, second, and third anniversary dates of the agreement, assuming that certain milestones are achieved. The first milestone was achieved for 2005, and accordingly, shares are to be issued during fiscal year 2006. The remainder of the shares were transferred in 2007.

Mr. Altvater has subsequently left the Company and the Company entered into a consulting agreement with him to continue to provide technical support and manufacturing to the Company. That agreement was terminated in May 2007 and the Company has filed an action for the return of certain property held by Altvater pursuant to the consulting agreement. The Company and Altvater are currently in negotiations to revolve the outstanding matters between the parties.

The Company has installed a HotZone based wireless network in and around Pachuca, Mexico, northwest of Mexico City. At this time, the Company cannot determine whether or not this venture will be successful in its current form. The joint venture, No Mas Cables de Mexico, SA de CV provides coverage to approximately 8,000 housing units, but penetration of the service has been lower than expected. With our partners we are exploring how to increase market penetration and which other markets would benefit from the services offered.

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

The export of the Stratellite or SkySat may be subject to United States State Department restrictions on the transfer of technology. We are currently investigating whether or not the export of the Sanswire products would require export licenses and how the production of these vehicles in Germany through our agreement with TAO Technologies, GmbH would impact this.

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

Research and Development

Research and development costs for 2005 in connection with our Sanswire and Globetel Wireless projects were $9,494,223 and $3,038,085 for 2004 for our Sanswire project. Since our acquisition of the Sanswire assets in April 2004 and Globetel Wireless assets in June 2005, amounts of time and resources devoted to these businesses are expected to continue increasing in the near team as our Stratellite project continues and expands.

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

As of October 2007, Sanswire no longer occupies a hangar at Palmdale Regional Airport, the monthly cost of this space was $20,847. This facility was adjacent to the United States Air Force’s Plant 42 and Edwards Air Force Base. Sanswire constructed and tested Stratellite and Sky Sat prototypes at the facility. The hangar also included administrative office space.

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

The Company received a formal order of investigation from the SEC on September 28, 2006. While it only named the company and was not specific to any particular allegations, the SEC has requested documentation from certain officers and directors of the Company. In subsequent subpoenas the SEC has asked for information regarding the way the Company accounted for assets acquired with regard to its purchase of assets from HotZone Wireless LLC and Sanswire Technologies Inc.; information regarding the recognition of revenue regarding the Company’s Centerline subsidiary; and information regarding the sales of Company shares by an unconsolidated subsidiary.

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

On November 26, 2007 the SEC announced that it had filed a civil lawsuit against two former employees of GlobeTel alleging that Joseph J. Monterosso, former president of the Company’s Centerline Communications Subsidiary, and Luis Vargas, an employee of Centerline, engaged in a scheme to create $119 million in revenue that was subsequently reported on the Company’s financial statements as filed with the Commission. Securities and Exchange Commission v. Joseph J. Monterosso and Luis E. Vargas, Civil Action No. 07-61693 (S.D. Fla., filed on November 21, 2007).

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

The Company and the Plaintiff have reached a settlement in principle that has been filed with the Court for approval. Under the terms of the proposed settlement agreement in the class action, the Company’s D&O insurance carrier will make a cash payment to the class of $2,300,000, less up to $100,000 for potential counsel fees and expenses. All claims in the class action will be dismissed with prejudice. The US District Court for the Southern District of Florida has preliminarily approved the settlements reached in its pending securities class action and a shareholder derivative action

Alexsam v. GlobeTel

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ANNUAL MEETING

On August 11, 2005, by written consent of the majority vote of its shares at the Company's annual meeting, the shareholders re-elected the Company’s directors and approved all proposals. The directors included, Timothy Huff, Przemyslaw Kostro, Mitchell Siegel, Kyle McMahan, Laina Raveendran Greene, and Leigh Coleman. Additionally, proposals to ratify Dohan & Co. CPA's PA as our auditors, increase the number of authorized common shares from 100 million to 150 million (subsequent to the reverse split authorized in the preceding quarter), and ratify the 2004 employee stock option plan were all approved.

The following table lists the number of votes cast for each matter, including a separate tabulation with respect to each nominee for office. There were no votes against and no abstentions. The total number of voting shares was 62,559,026.

Przemyslaw Kostro	62,047,431
Timothy Huff	62,019,756
Laina Raveendran Greene	62,182,817
Leigh Coleman	62,126,151
Mitchell A. Siegel	62,043,609
Kyle McMahan	62,217,392

Ratify the Company's appointment of Dohan and Company, CPAs, PA as independent auditors of the Company for the fiscal year ending December 31, 2005	61,865,684

Increase the number of authorized common shares from 100,000,000 (One Hundred Million) to 150,000,000 (One Hundred Fifty Million)	58,335,831

Proposal to approve the 2004 Employee Stock Option Plan	8,164,899 (1)

(1) This represents a majority the votes cast on this issue. There were 50,799,309 broker non-votes.

There were no other matters brought to a vote of security holders 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) MARKET PRICE

Our shares of common stock were quoted on the Over-the-Counter Bulletin Board (OTCBB) quotation system under the symbol “GTEL." Effective May 6, 2005, by written consent of the majority vote of its shares, the Board of Directors approved a reverse split of our shares of common stock on a one for fifteen (1:15) basis, in preparation for our move to the American Stock Exchange, which occurred on May 23, 2005. All common stock amounts in this report have been retroactively restated to account for the reverse stock split, unless otherwise noted. Since its move to AMEX, GlobeTel stock has been traded under the symbol of “GTE". As of the date of this report, there are approximately 39 market makers in our common shares.

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

(b) HOLDERS

As of the date of this report, there were approximately 28,000 beneficial owners and 1,400 registered holders of our common stock.

(c) DIVIDENDS

We have never paid a dividend and do not anticipate that any dividends will be paid in the near future. We currently have no funds from which to pay dividends and as of December 31, 2005, our accumulated deficit was $81,521,980. We do not expect that any dividends will be paid for the foreseeable future.

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

In May 2004, the board of directors approved an Officers' Stock Option Grant Plan, pursuant to which certain officers are entitled to receive stock options, for each of three years, beginning in 2004 (Year 1). The annual number of option shares to be issued will be equal to amounts that, after the exercise of such options, would affect ownership of various percentages of the total shares then issued and outstanding. The following officers received options for shares in the following percentages: CEO - 3.0% in each of the three years (total 9.0%); COO - 2.0% in each of the three years (total 6.0%), CFO - 2.0% in Year 1.5% and 1.5% in each of the following years (total 5.0%), former President - 1.0% in Year 1.0 and 0.5% in each of the following years (total 2.0%), current President - 1% in each of the three years (total 3.0%), and CTO - 1.0% in each of the three years (total 3.0%). The recipient’s rights to the options are fully vested, as of December 31, 2004, although compensation expense is recorded at the completion of each year. The total of 6,654,197 (99,812,946 pre-split) option shares were issued for 2004. The stock options are exercisable at the lower of $.675 ($0.045 pre-split) per share.

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

During 2005, the board of directors authorized the issuance of stock options for restricted shares totaling 199,490 (pos-split) shares to the directors of the company as board members’ compensation for services through December 31, 2005. The stock options are exercisable at various amounts, ranging from $1.99 to $4.35 per share, based on the closing market price of the Company's free-trading shares on the date the options were granted, except for a now former director who was issued 37,500 and 30,000 (post-split) options shares at $1.49 and $0.99, respectively. Through the date of this report, none of these options have been exercised.

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

In addition, certain employees, vendors, professionals and consultants were paid with common stock (see Note 25 to financial statements) and with stock options (see Note 26 to financial statements) and certain investment banking and broker's fees were paid with preferred stock (see Note 27 to financial statements) in lieu of cash compensation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Twelve months ended December 31, 2005 ("Fiscal 2005" or "2005" or "the current year") compared to twelve months ended December 31, 2004 ("Fiscal 2004" or "2004" or "the prior year").

RESULTS OF OPERATIONS

REVENUES. During fiscal 2005, our gross sales were $10,144,780, representing a decrease of 10.3% over the prior year when our gross sales were $11,309,376. Our revenues decreased primarily due to a decrease in revenues associated with Brazil network. The majority of our revenues were predominately from telecommunications minutes going through our Philippines network through September 2005. Thereafter substantially all of our wholesale traffic revenues were significantly reduced.

Our Philippines network generated $7,674,615 (or 76% of gross revenues). Other domestic and international wholesale traffic revenues were $2,358,020 (or 23% of gross revenues).

Additional revenues generated included $109,023 from our Magic Money program as compared to $69,845 in the prior year and $3,154 from the sale of IP Phones for the current year as compared to $7,717 in the prior year. No revenues were generated from our Store Value Card program for the current year as compared to $9,515 in the prior year.

COST OF SALES. Our cost of sales consists primarily of the wholesale cost of buying bandwidth purchased by us for resale, collocations costs, technical services, wages, equipment leases, and the costs of telecommunications equipment. We had cost of sales of $9,731,083 for fiscal 2005, compared to $11,500,577 for fiscal 2004. We expect cost of sales to increase or decrease in future periods to the extent that our sales volume increases or decreases.

GROSS MARGIN (LOSS). Our gross margin was $413,697 or 4.1% for fiscal 2005, compared to a gross loss of ($191,201) or (-1.7%) of total revenues in fiscal 2004, an increase of $604,898 or 316.4%. The increase is primarily due to the fact that there were higher margins on resale of wholesale minutes related to the decreased cost of the minutes to terminate.

OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, bad debts, investment banking and financing fees, investor and public relations, research and development, sales commissions, telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for fiscal 2005 were $37,756,045 compared to fiscal year 2004 operating expenses of $15,628,250 an increase of $22,127,795 or 141.6%.

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

We incurred $9,494,223 of research and development costs for our Sanswire project and our GlobeTel Wireless business during 2005, compared to $3,038,085 in 2004, a increase of $6,456,138 or 212.5%. During 2005, $2,104,559 of these costs represent direct expenses of development and building of the airship, as compared to $156,051 of direct expenses during 2004. This is due mainly to the fact that the first prototype airship was completed during 2005.

We incurred $848,880 of sales commission for our Centerline operations during 2005, compared to $404,747 during fiscal 2004, an increase of $444,133 or 109.7%. These commissions are based on the agreement between Carrier Services, Inc. ("CSI") and the Company where Centerline is to build telecommunication revenues and a client base, utilizing each party's network and financial resources and to engage in any other business or activity that is necessary and proper. Pursuant to the agreement, the Company was responsible for all costs associated with the operation and maintenance of the Prepaid Calling Card Platform, all expenses related to funding, staffing, technical support, customer service, equipment, and credit facilities. CSI was responsible for all costs and responsibilities associated with operation of the termination network, providing network facilities for the termination of carrier traffic, administer and operate the termination network, including subscriber accounts and tracking of minutes, all training and salary expenses of its sales personnel, all marketing expenses connected with the sale of the calling services and all other organizations related expense in any foreign base operation in which the LLC is operating.

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

During 2005, we incurred $788,985 of investment and broker fees as compared to $172,106 during 2004. The $616,879 increase is due to 2005 equity funding related to subscription agreements with investors for 5% convertible notes and from private placements executed (see note 18).

LOSS FROM OPERATIONS. We had an operating loss of ($39,082,945) for fiscal year 2005 as compared to an operating loss of ($15,944,869) for fiscal 2004, primarily due to increased operating expenses as described above, including higher operating costs and expansion of our various programs. We expect that we will continue to have higher operating costs as we increase our staffing and continue expanding operations, programs, projects and operating costs related to our newly acquired subsidiaries.

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

NET LOSS. We had a net loss of ($39,082,945) in fiscal year 2005 compared to a net loss of ($15,944,869) in fiscal 2004. The net loss is primarily attributable to the increase in the operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

ASSETS. At December 31, 2005, we had total assets of $10,411,522 compared to total assets of $3,417,977 as of December 31, 2004.

The current assets at December 31, 2005, were $3,330,778 compared to $2,561,197 at December 31, 2004. As of December 31, 2005, we had $1,228,180 of cash and cash equivalents compared to $601,559 at December 31, 2004.

The Company had restricted cash of $1,122,000 as of December 31, 2005 representing security for letters of credit to suppliers for MasterCard in the amount of $1,000,000 in support of the Store Value Card program, a rental deposit for Los Angeles World Airport related to the Palmdale Hanger occupied by Sanswire Networks, LLC in the amount of $72,000 and for a wholesale carrier in the amount of $50,000. No such letters of credit to vendors existed as of December 31, 2004. As of the date of this report the Company canceled the MasterCard letter of credit and used the collateral for working capital purposes. The rent deposit with LAWA was used to pay rent obligations on the Palmdale Hangar, that is no longer occupied by Sanswire.

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

The current liabilities at December 31, 2005 were $5,198,766 compared to $914,682 at December 31, 2004, an increase of $4,284,084. The increase is principally due to the current portion of payments due to related party - Hotzone Wireless for $2,451,834 (see note 9) and to Carrier Services, Inc. for $901,606 and a payable due to former employee of $237,600 (see note 13)

Long-term liabilities increased to $4,708,167 due to the non-current portion of the due to a related party - Hotzone Wireless, (see note 9) as compared to $4,718 as of December 31, 2004, which represented the non-current portion of capital leases.

CASH FLOWS. Our cash used in operating activities was $12,610,149 compared to $4,467,989 for the prior year. The increase was primarily due to the increased level of operations and operating activities and changes in our current assets and liabilities.

Our cash used in investing activities was $2,084,559 which was mainly attributed to cash payments made towards the purchase of our Telecommunications switch in Centerline and the MasterCard Switch, compared to $356,570 in the prior year.

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

We raised an additional approximately $5 million in equity placements in 2005. Throughout 2006 and continuing into 2007, the Company has been dependent upon monthly funding from its existing debt holders. Funding decisions have typically not extended beyond thirty days at any given time, and the Company does not currently have a defined funding source. Funding delays and uncertainties have seriously damaged vendor relationships, new product development and revenues. In the absence of continued monthly funding by its current debt holders, the Company would have insufficient funds to continue operations. There is no assurance that additional funding from the current debt holders will be available, or available on terms and conditions acceptable to the Company.

As reflected in the accompanying financial statements, during the year ended December 31, 2005 we had a net loss of ($39,082,945) compared to a net loss of ($15,944,869) during 2004. Consequently, there is an accumulated deficit of ($81,521,980) at December 31, 2005 compared to ($42,439,036) at December 31, 2004.

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

In April 2004, Caterham Financial Management Ltd., subscribed for 35,000 shares of Series B Preferred Stock. Originally, the Series B Preferred allowed the purchaser to convert such shares for up to 35% of the then outstanding shares of common stock of the Company. However, prior to the Company listing on the American Stock Exchange in 2005, the Company and Caterham agreed to fix the number of shares to which the Series B Preferred could be converted to 193,970,000 shares (prior to giving effect to the May 2005 reverse split). Caterham subsequently converted all their Series B Preferred Shares.

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
Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Globetel Communications Corp. and Subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income (loss), cash flows and stockholders’ equity for the years then ended December 31, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globetel Communications Corp. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended December 31, 2005, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

As described in Note 2 to the financial statements, the 2005 and 2004 financial statements have been restated for an error in the method of revenue recognition related to reporting gross revenue versus net as per EITF 99-19 and in the application of an accounting principle relating to purchase accounting.

Miami, Florida
March 13, 2006 except as to Note 2, which is November 30, 2007

/s/ Dohan & Company, CPAs

Member:

Florida Institute of Certified Public Accountants

American Institute of Certified Public Accountants Private Companies and SEC Practices Sections National and worldwide associations through Accounting Group International

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DEC. 31, 2005	DEC. 31, 2004
	(restated)	(restated)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,228,180	$601,559
Restricted cash	1,122,000	—
Accounts receivable, less allowance for doubtful
accounts of $409,100 and $1,505,731	371,618	1,740,883
Loans to employees	46,068	6,885
Prepaid expenses	184,434	58,900
Prepaid expenses - related party, ISG Jet, LLC	185,960	—
Inventory	67,525	63,976
Deposits on equipment purchase	124,993	88,994
Deferred tax asset, less valuation allowance of
$9,828,700 and $5,163,407	—	—
TOTAL CURRENT ASSETS	3,330,778	2,561,197
PROPERTY AND EQUIPMENT, NET	7,028,422	445,756

OTHER ASSETS
Investment in unconsolidated foreign subsidiary -
Consolidated Global Investments, Ltd.	—	352,300
Deposits	52,322	50,712
Prepaid expenses	—	8,012
TOTAL OTHER ASSETS	52,322	411,024
TOTAL ASSETS	$10,411,522	$3,417,977

LIABILITIES AND STOCKHOLDERS' EQUITY

COMMITMENTS AND CONTINGENCIES (NOTES 6, 7, 17, AND 18)	—	—

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$907,208	$456,248
Current portion of long-term debt	—	2,846
Due to related party - Carrier Services, Inc.	901,606	—
Due to former employee payable in GTE stock	237,600	—
Due to related party payable in GTE Stock -
Hotzone Wireless, Inc. - short-term portion	2,451,834	—
Accrued officers' and directors' compensation	97,382	198,333
Accrued expenses and other liabilities	545,636	93,436
Deferred revenues	—	46,319
Related party payables	57,500	117,500
TOTAL CURRENT LIABILITIES	5,198,766	914,682
LONG-TERM LIABILITIES
Due to related party payable in GTE Stock -
Hotzone Wireless, Inc.	4,708,167	—
Capital lease obligations	—	4,718
TOTAL LONG-TERM LIABILITIES	4,708,167	4,718
TOTAL LIABILITIES	$9,906,933	$919,400

STOCKHOLDERS' EQUITY
Series A Preferred stock, $.001 par value, 10,000,000 shares authorized;
0 and 96,500 shares issued and outstanding:	—	97
Additional paid-in capital - Series A Preferred stock	—	697,403
Series B Preferred stock, $.001 par value, 35,000 shares authorized;
0 and 35,000 shares issued and outstanding:	—	35
Additional paid-in capital - Series B Preferred stock	—	14,849,965
Series C Preferred stock, $.001 par value, 5,000 shares authorized;
500 and 750 shares issued and outstanding:	—	1
Additional paid-in capital - Series C Preferred stock	—	749,999
Series D Preferred stock, $.001 par value, 5,000 shares authorized;
1,000 shares issued and outstanding:	1	1
Additional paid-in capital - Series D Preferred stock	999,999	999,999
Common stock, $.00001 par value, 150,000,000 shares authorized;
98,192,101 and 63,389,976 shares issued and outstanding	982	9,508
Additional paid-in capital	81,570,082	39,880,605
Stock subscriptions receivable:
Series B Preferred Stock	—	(11,500,000)
Series D Preferred Stock	(500,000)	(750,000)
Common Stock	(44,494)	—
Accumulated deficit	(81,521,980)	(42,439,036)
TOTAL STOCKHOLDERS' EQUITY	504,589	2,498,577
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,411,522	$3,417,977

See accompanying notes.

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2005	2004	2003
	(restated)	(restated)

REVENUES EARNED	$10,144,780	$11,309,376	$11,351,939
COST OF REVENUES EARNED	9,731,083	11,500,577	8,840,872
GROSS MARGIN(LOSS)	413,697	(191,201)	2,511,067
EXPENSES
Payroll and related taxes	3,118,676	1,248,562	283,408
Consulting and professional fees	6,200,054	2,206,237	718,987
Officers' and directors' compensation	12,082,809	6,520,206	595,000
Bad debts	1,373,458	1,141,534	1,409,994
Investment banking and financing fees	788,985	172,106	223,886
Investor and public relations	550,460	117,856	121,656
Commissions expense - related party Carrier Services, Inc.	848,880	404,747	—
Research and development	9,494,223	3,038,085	—
Other operating expenses	826,101	156,011	92,715
Telephone and communications	200,129	75,390	69,169
Travel and related expenses	882,557	240,862	95,213
Rents	480,995	126,424	48,607
Insurance and employee benefits	672,700	126,644	102,383
Depreciation and amortization	236,018	53,586	44,370
TOTAL EXPENSES	37,756,045	15,628,250	3,805,388
LOSS BEFORE OTHER INCOME (EXPENSE) AND INCOME TAXES	(37,342,348)	(15,819,451)	(1,294,321)
OTHER INCOME (EXPENSE)
Net gains on settlement of liabilities	—	268,397	26,274
Loss on disposition of property and equipment	—	(56,804)	(42,301)
Loss on settlement	(1,256,873)	—	—
Loss on disposition of unconsolidated foreign subsidiary - CGI	(352,300)	—	—
Loss on equipment deposit	—	(149,558)	—
Loss on discontinued operations	—	—	55,842
Loss on write-off of receivables and non-readily marketable securities	—	—	(4,834,878)
Interest income	44,368	2,067	—
Interest expense	(175,792)	(189,520)	(113,142)
NET OTHER EXPENSE	(1,740,597)	(125,418)	(4,908,205)
LOSS BEFORE INCOME TAXES	(39,082,945)	(15,944,869)	(6,202,526)
INCOME TAXES
Provision for income taxes	—	—	—
Tax benefit from utilization of net operating loss carryforward	—	—	—
TOTAL INCOME TAXES	—	—	—
NET LOSS	($39,082,945)	($15,944,869)	($ 6,202,526)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	75,072,487	49,892,551	41,854,325
DILUTED	75,072,487	49,892,551	41,854,325

NET LOSS PER SHARE
BASIC	($ 0.52)	($ 0.32)	($ 0.15)
DILUTED	($ 0.52)	($ 0.32)	($ 0.15)

See accompanying notes

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2005	2004	2003
	(restated)	(restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	($39,082,945)	($15,944,869)	($ 6,202,526)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	331,543	170,021	227,200
Gain on settlement of liabilities	—	(85,337)	26,274
Gain on discontinued operations	—	—	55,842
Loss on settlement	1,256,873	—	—
Loss on disposition of unconsolidated foreign subsidiary - CGI	352,300	—	—
Loss on disposition of fixed assets	—	56,804	42,301
Loss on write-off of receivables and non-readily marketable securities	—	—	4,834,878
Bad debt expense	1,373,458	1,141,534	1,409,994
Research and development expense	7,129,550	2,778,000	—
Common stock exchanged for services	4,930,573	1,558,707	604,510
Common stock exchanged for severence pay	177,397	—	—
Options exchanged for services	10,499,842	5,828,833	—
(Increase) decrease in assets:
Accounts receivable	(4,193)	—	—
Restricted cash	(1,122,000)	211,010	(2,755,602)
Loans to employees	(39,183)	—	—
Prepaid expenses	(117,522)	(66,912)	—
Prepaid expenses - related party, ISG Jets, LLC	(185,960)	—	—
Inventory	(3,549)	(63,976)	—
Other current assets	—	—	—
Deposits on equipment purchases	(1,610)	(28,092)	74,486
Deposits and prepaid expenses	—	71,000	(71,000)
Increase (decrease) in liabilities:
Accounts payable	451,141	(309,867)	1,111,960
Accounts payable, to be satified with non-readily marketable securities	—	—	(974,951)
Due to former employee with GTE stock	237,600	—
Due to related party - Carrier Services and company principal	901,606	—
Accrued officers' salaries and bonuses	(100,951)	198,333	—
Accrued expenses and other liabilities	452,200	29,054	426,460
Deferred revenues	(46,319)	14,791	(46,106)
Deferred revenues - related party	—	(27,023)	(152,822)
NET CASH USED BY OPERATING ACTIVITIES	(12,610,149)	(4,467,989)	(1,389,102)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(2,021,559)	(204,206)	(305,101)
Acquisition of Hotzone assets	(27,000)	—	—
Advances to related party - Sanswire European joint venture	—	—	—
Deposit on equipment	(36,000)	(145,479)	(302,300)
Loans to employees	—	(6,885)	—
NET CASH USED BY INVESTING ACTIVITIES	(2,084,559)	(356,570)	(607,401)
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of preferred stock - Series A	—	1,057,500	717,140
Sale of preferred stock - Series B	250,000	2,850,000	—
Sale of preferred stock - Series C	250,000	1,000,000	—
Sale of preferred stock - Series D	—	250,000	—
Sale of common stock	6,903,931	—	500,000
Sale of common stock - exercises of options	48,412	—	—
Proceeds from unconsolidated foreign subsidiary - CGI	1,568,524	—	—
Proceeds from capital lease financing	—	9,554	—
Payments on capital lease financing	(4,718)	(2,229)	(29,674)
Proceeds from notes and loans payable	6,368,026	375,000	784,259
Payments on notes and loans payable	(2,846)	(398,701)	—
Proceeds from related party payables	—	60,000	144,194
Payments on related party payables	(60,000)	—	(96,053)
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,321,329	5,201,124	2,019,866

NET INCREASE IN CASH AND EQUIVALENTS	626,621	376,565	23,363
CASH AND EQUIVALENTS - BEGINNING	601,559	224,994	201,631
CASH AND EQUIVALENTS - ENDING	$1,228,180	$601,559	$224,994

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
SUPPLEMENTAL DISCLOSURES	2005	2004	2003
	(restated)	(restated)

Cash paid during the period for:
Interest	$730	$11,071	$95,736
Income taxes	$—	$—	$—

In addition to amounts reflected above, common stock was issued for:
Options issued for services	$10,499,842	$5,828,833	$10,000
Options issued for settlement of obligations	$1,256,873	$—	$2,447,732
Shares issued for services	$4,930,573	$1,546,568	$—
Shares issued for broker's fees (66,667 shares, recorded at par)	$—	$—	$—
Shares issued for research and development	$7,073,640	$2,778,000	$—
Shares issued for assets	$55,910	$32,000	$—
Conversion of Series A preferred stock to common stock	$697,500	$1,452,140	$—
Conversion of Series B preferred stock to common stock	$8,435,200	$—	$—
Conversion of Series C preferred stock to common stock	$750,000	$250,000	$—
Conversion of notes payable to common stock	$6,368,026	$—	$—

In addition to amounts reflected above, preferred stock was issued for:
Series A preferred stock issued for broker's fees (7,167 shares,
Series A preferred stock issued for broker's fees (7,167 shares, recorded at par)	$—	$—	$—
Series B preferred stock issued for broker's fees	$—	$150,000	$—
Series B preferred stock issued for settlement of debt	$—	$500,000	$—
Series B preferred stock issued for equipment	$4,835,200	$—	$—

NON-CASH FINANCING ACTIVITIES:
On July 28, 2004, $1,000,000 of Series D preferred stock was issued. A stock subscription receivable of $500,00 was outstanding as of December 31, 2005

See accompanying notes.

GLOBETEL COMMUNICATIONS CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005(restated), 2004(restated), AND 2003

	COMMON STOCK
			ADDITIONAL	STOCK
			PAID-IN	SUBSCRIPTIONS
Description	SHARES	AMOUNT	CAPITAL	RECEIVABLE

Balance, Dec. 31, 2002	40,354,686	404	24,450,106	—
Shares issued for services	1,583,236	16	568,494	—
Options issued for services	—	—	10,000	—
Shares issued for severance pay	80,000	1	35,999	—
Shares issued for extinguishment of debt	2,986,133	29	1,431,055	—
Options issued for extinguishment of debt	—	—	1,016,468	—
Shares issued for cash	1,338,688	13	499,987	—
Shares issued for loan collateral	333,333	3	(3)	—
Shares returned for loan collateral	(3,127,778)	(31)	31	—
Preferred Series A shares issued for cash and stock subscriptions receivable	—	—	—	—
Net loss	—	—	—	—
Balance, Dec. 31, 2003	43,548,298	435	28,012,137	—
Shares issued for options exercised	3,963,186	39	(39)	—
Shares issued to / for unconsolidated foreign subsidiary	1,333,333	13	(13)	—
Shares issued for services	1,750,977	18	1,546,550	—
Shares issued for Sanswire assets	21,333	1	31,999	—
Shares issued for research and development	1,845,333	19	2,767,981	—
Shares issued for Stratodyne assets	133,333	1	(1)	—
Preferred Series A shares issued for cash and stock subscriptions receivable	—	—	—	—
Preferred Series A shares issued for broker's fees	—	—	—	—
Shares issued for conversion of Preferred	—
Series A shares	10,642,667	107	1,452,033	—
Preferred Series B shares issued for cash and stock subscriptions receivable	—	—	—	—
Preferred Series B shares issued for extinguishment of debt	—	—	—	—
Preferred Series B shares issued for broker's fees	—	—	—	—
Preferred Series C shares issued for cash and stock subscriptions receivable	—	—	—	—
Shares issued for conversions of Preferred Series C shares	151,515	2	249,998	—
Preferred Series D shares issued for cash	—	—	—	—
Options issued for Board member stipends	—	—	145,313	—
Options issued for services, per 2004
Stock Option Plan	—	—	1,191,937	—
Options issued for services, per Executives % Stock Option Grant Plan	—	—	4,491,583	—
Net loss	—	—	—	—
Balance, Dec. 31, 2004 (restated)	63,389,976	634	39,889,479	—
Shares issued for options exercised	1,785,490	18	92,888	(44,494)
Shares issued for services	2,232,215	22	4,930,729	—
Shares issued for convertible note payable and accrued interest	4,269,876	43	6,367,983	—
Shares issued for cash	3,177,916	32	6,903,901	—
Shares issued for brokers fees	66,667	1	(1)	—
Shares issued for severance pay	106,977	1	177,396	—
Conversion of amount due to unconsolidated subsidiary to equity per buy-back agreement	—	—	1,568,524	—
Shares issued for conversion of Preferred Series A shares	8,911,651	89	697,411	—
Preferred Series B stock subscriptions receivable paid for with cash and equipment	—	—	—	—
Shares issued for conversion of Preferred Series B shares	12,931,334	129	8,435,070	—
Shares issued for conversion of Preferred Series C shares	1,320,000	13	749,987	—
Preferred Series D stock subscriptions receivable paid for with cash	—	—	—	—
Options issued for Board member stipends	—	—	85,575	—
Options issued for executive compensation	—	—	55,000	—
Options issued for services, per Executives % Stock Option Grant Plan	—	—	10,359,267	—
Options issued for settlement of obligations	—	—	1,256,873	—
Net loss	—	—	—	—

BALANCE, DEC. 31, 2005 (restated)	98,192,102	982	81,570,082	(44,494)

SERIES A
			ADDITIONAL	STOCK
			PAID-IN	SUBSCRIPTIONS
Description	SHARES	AMOUNT	CAPITAL	RECEIVABLE

Balance, Dec. 31, 2002	—	—	—	—
Shares issued for services	—	—	—	—
Options issued for services	—	—	—	—
Shares issued for severance pay	—	—	—	—
Shares issued for extinguishment of debt	—	—	—	—
Options issued for extinguishment of debt	—	—	—	—
Shares issued for cash	—	—	—	—
Shares issued for loan collateral	—	—	—	—
Shares returned for loan collateral	—	—	—	—
Preferred Series A shares issued for cash and stock subscriptions receivable	72,000	72	1,092,068	(375,000)
Net loss	—	—	—	—
Balance, Dec. 31, 2003	72,000	72	1,092,068	(375,000)
Shares issued for options exercised	—	—	—	—
Shares issued to / for unconsolidated foreign subsidiary	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for Sanswire assets	—	—	—	—
Shares issued for research and development	—	—	—	—
Shares issued for Stratodyne assets	—	—	—	—
Preferred Series A shares issued for cash and stock subscriptions receivable	70,500	71	1,057,429	375,000
Preferred Series A shares issued for broker's fees	107,500	107	(107)	—
Shares issued for conversion of Preferred Series A shares	(153,500)	(153)	(1,451,987)	—
Preferred Series B shares issued for cash and stock subscriptions receivable	—	—	—	—
Preferred Series B shares issued for extinguishment of debt	—	—	—	—
Preferred Series B shares issued for broker's fees	—	—	—	—
Preferred Series C shares issued for cash and stock subscriptions receivable	—	—	—	—
Shares issued for conversions of Preferred Series C shares	—	—	—	—
Preferred Series D shares issued for cash	—	—	—	—
Options issued for Board member stipends	—	—	—	—
Options issued for services, per 2004 Stock Option Plan	—	—	—	—
Options issued for services, per Executives % Stock Option Grant Plan	—	—	—	—
Net loss	—	—	—	—

Balance, Dec. 31, 2004 (restated)	96,500	97	697,403	—
Shares issued for options exercised	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for convertible note payable and accrued interest	—	—	—	—
Shares issued for cash	—	—	—	—
Shares issued for brokers fees	—	—	—	—
Shares issued for severance pay	—	—	—	—
Conversion of amount due to unconsolidated subsidiary to equity per buy-back agreement	—	—	—	—
Shares issued for conversion of Preferred Series A shares	(96,500)	(97)	(697,403)	—
Preferred Series B stock subscriptions receivable paid for with cash and equipment	—	—	—	—
Shares issued for conversion of Preferred Series B shares	—	—	—	—
Shares issued for conversion of Preferred Series C shares	—	—	—	—
Preferred Series D stock subscriptions receivable paid for with cash	—	—	—	—
Options issued for Board member stipends	—	—	—	—
Options issued for executive compensation	—	—	—	—
Options issued for services, per Executives % Stock Option Grant Plan	—	—	—	—
Options issued for settlement of obligations	—	—	—	—
Net loss	—	—	—	—
BALANCE, DEC. 31, 2005 (restated)	—	—	—	—

SERIES B
			ADDITIONAL	STOCK
			PAID-IN	SUBSCRIPTIONS
Description	SHARES	AMOUNT	CAPITAL	RECEIVABLE

Balance, Dec. 31, 2002	—	—	—	—
Shares issued for services	—	—	—	—
Options issued for services	—	—	—	—
Shares issued for severance pay	—	—	—	—
Shares issued for extinguishment of debt	—	—	—	—
Options issued for extinguishment of debt	—	—	—	—
Shares issued for cash	—	—	—	—
Shares issued for loan collateral	—	—	—	—
Shares returned for loan collateral	—	—	—	—
Preferred Series A shares issued for cash and stock subscriptions receivable	—	—	—	—
Net loss	—	—	—	—

Balance, Dec. 31, 2003	—	—	—	—
Shares issued for options exercised	—	—	—	—
Shares issued to / for unconsolidated foreign subsidiary	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for Sanswire assets	—	—	—	—
Shares issued for research and development	—	—	—	—
Shares issued for Stratodyne assets	—	—	—	—
Preferred Series A shares issued for cash and stock subscriptions receivable	—	—	—	—
Preferred Series A shares issued for broker's fees	—	—	—	—
Shares issued for conversion of Preferred Series A shares	—	—	—	—
Preferred Series B shares issued for cash and stock subscriptions receivable	35,000	35	14,999,965	(12,150,000)
Preferred Series B shares issued for extinguishment of debt	—	—	—	500,000
Preferred Series B shares issued for broker's fees	—	—	(150,000)	150,000
Preferred Series C shares issued for cash and stock subscriptions receivable	—	—	—	—
Shares issued for conversions of Preferred Series C shares	—	—	—	—
Preferred Series D shares issued for cash	—	—	—	—
Options issued for Board member stipends	—	—	—	—
Options issued for services, per 2004 Stock Option Plan	—	—	—	—
Options issued for services, per Executives % Stock Option Grant Plan	—	—	—	—
Net loss	—	—	—	—

Balance, Dec. 31, 2004 (restated)	35,000	35	14,849,965	(11,500,000)
Shares issued for options exercised	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for convertible note payable and accrued interest	—	—	—	—
Shares issued for cash	—	—	—	—
Shares issued for brokers fees	—	—	—	—
Shares issued for severance pay	—	—	—	—
Conversion of amount due to unconsolidated subsidiary to equity per buy-back agreement	—	—	—	—
Shares issued for conversion of Preferred Series A shares	—	—	—	—
Preferred Series B stock subscriptions receivable paid for with cash and equipment	—	—	—	5,085,200
Shares issued for conversion of Preferred Series B shares	(35,000)	(35)	(14,849,965)	6,414,800
Shares issued for conversion of Preferred Series C shares	—	—	—	—
Preferred Series D stock subscriptions receivable paid for with cash	—	—	—	—
Options issued for Board member stipends	—	—	—	—
Options issued for executive compensation	—	—	—	—
Options issued for services, per Executives % Stock Option Grant Plan	—	—	—	—
Options issued for settlement of obligations	—	—	—	—
Net loss	—	—	—	—

BALANCE, DEC. 31, 2005 (restated)	—	—	—	—

SERIES C
			ADDITIONAL	STOCK
			PAID-IN	SUBSCRIPTIONS
Description	SHARES	AMOUNT	CAPITAL	RECEIVABLE

Balance, Dec. 31, 2002	—	—	—	—
Shares issued for services	—	—	—	—
Options issued for services	—	—	—	—
Shares issued for severance pay	—	—	—	—
Shares issued for extinguishment of debt	—	—	—	—
Options issued for extinguishment of debt	—	—	—	—
Shares issued for cash	—	—	—	—
Shares issued for loan collateral	—	—	—	—
Shares returned for loan collateral	—	—	—	—
Preferred Series A shares issued for cash and stock subscriptions receivable	—	—	—	—
Net loss	—	—	—	—

Balance, Dec. 31, 2003	—	—	—	—
Shares issued for options exercised	—	—	—	—
Shares issued to / for unconsolidated foreign subsidiary	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for Sanswire assets	—	—	—	—
Shares issued for Stratodyne assets	—	—	—	—
Preferred Series A shares issued for cash and stock subscriptions receivable	—	—	—	—
Preferred Series A shares issued for broker's fees	—	—	—	—
Shares issued for conversion of Preferred Series A shares	—	—	—	—
Preferred Series B shares issued for cash and stock subscriptions receivable	—	—	—	—
Preferred Series B shares issued for extinguishment of debt	—	—	—	—
Preferred Series B shares issued for broker's fees	—	—	—	—
Preferred Series C shares issued for cash and stock subscriptions receivable	1,000	1	999,999	—
Shares issued for conversions of Preferred Series C shares	(250)	—	(250,000)	—
Preferred Series D shares issued for cash	—	—	—	—
Options issued for Board member stipends	—	—	—	—
Options issued for services, per 2004 Stock Option Plan	—	—	—	—
Options issued for services, per Executives % Stock Option Grant Plan	—	—	—	—
Net loss	—	—	—	—

Balance, Dec. 31, 2004 (restated)	750	1	749,999	—
Shares issued for options exercised	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for convertible note payable and accrued interest	—	—	—	—
Shares issued for cash	—	—	—	—
Shares issued for brokers fees	—	—	—	—
Shares issued for severance pay	—	—	—	—
Conversion of amount due to unconsolidated subsidiary to equity per buy-back agreement	—	—	—	—
Shares issued for conversion of Preferred Series A shares	—	—	—	—
Preferred Series B stock subscriptions receivable paid for with cash and equipment	—	—	—	—
Shares issued for conversion of Preferred Series B shares	—	—	—	—
Shares issued for conversion of Preferred Series C shares	(750)	(1)	(749,999)	—
Preferred Series D stock subscriptions receivable paid for with cash	—	—	—	—
Options issued for Board member stipends	—	—	—	—
Options issued for executive compensation	—	—	—	—
Options issued for services, per Executives % Stock Option Grant Plan	—	—	—	—
Options issued for settlement of obligations	—	—	—	—
Net loss	—	—	—	—

BALANCE, DEC. 31, 2005 (restated)	—	—	—	—

	SERIES D
			ADDITIONAL	STOCK		TOTAL
			PAID-IN	SUBSCRIPTIONS	ACCUMULATED	SHAREHOLDERS'
Description	SHARES	AMOUNT	CAPITAL	RECEIVABLE	DEFECIT	EQUITY

Balance, Dec. 31, 2002	—	—	—	—	(20,291,641)	4,158,869
Shares issued for services	—	—	—	—	—	568,510
Options issued for services	—	—	—	—	—	10,000
Shares issued for severance pay	—	—	—	—	—	36,000
Shares issued for extinguishment of debt	—	—	—	—	—	1,431,084
Options issued for extinguishment of debt	—	—	—	—	—	1,016,468
Shares issued for cash	—	—	—	—	—	500,000
Shares issued for loan collateral	—	—	—	—	—	—
Shares returned for loan collateral	—	—	—	—	—	—
Preferred Series A shares issued for cash and stock subscriptions receivable	—	—	—	—	—	717,140
Net loss	—	—	—	—	(6,202,526)	(6,202,526)

Balance, Dec. 31, 2003	—	—	—	—	(26,494,167)	2,235,545
Shares issued for options exercised	—	—	—	—	—	—
Shares issued to / for unconsolidated foreign subsidiary	—	—	—	—	—	—
Shares issued for services	—	—	—	—	—	1,546,568
Shares issued for Sanswire assets	—	—	—	—	—	32,000
Shares issued for research and development	—	—	—	—	—	2,768,000
Shares issued for Stratodyne assets	—	—	—	—	—	—
Preferred Series A shares issued for cash and stock subscriptions receivable	—	—	—	—	—	1,432,500
Preferred Series A shares issued for broker's fees	—	—	—	—	—	—
Shares issued for conversion of Preferred Series A shares	—	—	—	—	—	—
Preferred Series B shares issued for cash and stock subscriptions receivable	—	—	—	—	—	2,850,000
Preferred Series B shares issued for extinguishment of debt	—	—	—	—	—	500,000
Preferred Series B shares issued for broker's fees	—	—	—	—	—	—
Preferred Series C shares issued for cash and stock subscriptions receivable	—	—	—	—	—	1,000,000
Shares issued for conversions of Preferred Series C shares	—	—	—	—	—	—
Preferred Series D shares issued for cash	1,000	1	999,999	(750,000)	—	250,000
Options issued for Board member stipends	—	—	—	—	—	145,313
Options issued for services, per 2004 Stock Option Plan	—	—	—	—	—	1,191,937
Options issued for services, per Executives % Stock Option Grant Plan	—	—	—	—	—	4,491,583
Net loss	—	—	—	—	(15,944,869)	(15,944,869)
Balance, Dec. 31, 2004 (restated)	1,000	1	999,999	(750,000)	(42,439,036)	2,498,577

Shares issued for options exercised	—	—	—	—	—	48,412
Shares issued for services	—	—	—	—	—	4,930,751
Shares issued for convertible note payable and accrued interest	—	—	—	—	—	6,368,026
Shares issued for cash	—	—	—	—	—	6,903,932
Shares issued for brokers fees	—	—	—	—	—	—
Shares issued for severance pay	—	—	—	—	—	177,397
Conversion of amount due to unconsolidated subsidiary to equity per buy-back agreement	—	—	—	—	—	1,568,524
Shares issued for conversion of Preferred Series A shares	—	—	—	—	—	—
Preferred Series B stock subscriptions receivable paid for with cash and equipment	—	—	—	—	—	5,085,200
Shares issued for conversion of Preferred Series B shares	—	—	—	—	—	—
Shares issued for conversion of Preferred Series C shares	—	—	—	—	—	—
Preferred Series D stock subscriptions receivable paid for with cash	—	—	—	250,000	—	250,000
Options issued for Board member stipends	—	—	—	—	—	85,575
Options issued for executive compensation	—	—	—	—	—	55,000
Options issued for services, per Executives % Stock Option Grant Plan	—	—	—	—	—	10,359,267
Options issued for settlement of obligations	—	—	—	—	—	1,256,873
Net loss	—	—	—	—	(39,082,945)	(39,082,944)
BALANCE, DEC. 31, 2005 (restated)	1,000	1	999,999	(500,000)	(81,521,980)	504,589

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

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

In November 2004, the FASB issued Statement No. 151, "Inventory Costs", to amend the guidance in Chapter 4, “Inventory Pricing", of FASB Accounting Research Bulletin (ARB) No. 43, "Restatement and Revision of Accounting Research Bulletins", which will become effective for the Company in fiscal year 2006. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Management believes that the adoption of SFAS 151 will not affect the Company's financial position or results of operations.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2005) “Share-Based Payments", which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation". SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, “Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

The adoptions of these new pronouncements have not and, other than as noted above, are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

MOVE TO AMERICAN STOCK EXCHANGE

On May 6, 2005, the Board of Directors approved a reverse split of the Company's shares of common stock on a one for fifteen (1:15) basis, in anticipation of the Company's move to the American Stock Exchange (AMEX) on May 23, 2005. The AMEX granted approval for the Company to list is shares on the exchange and the Company began trading on the AMEX under the symbol GTE on May 23, 2005. On October 3, 2006 the Company was notified that the Amex would delist the stock from the Exchange. All common stock amounts in this report have been restated to account for the reverse stock split, unless otherwise noted.

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

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic Net Loss per Share:
Income (loss) available to common stockholders	$(39,082,945)	74,072,487	$(.52)
Effect of Dilutive Convertible Preferred Stock and Options	—	—	—
Diluted Net Income (loss) per Share:
Income (loss) available to common stockholders plus, assumed Conversions and exercises	$(39,082,945)	74,072,487	$(.52)

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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans, consistent with the measurement provisions of SFAS 123 and SFAS 148, the Company's net loss and basic loss per share would have been adjusted as follows:

	2005	2004
Net loss for the year - as reported	$(39,082,945)	$(15,944,869)
Add: Total stock-based compensation expense included in Net loss, as reported determined under APB 25, net of related tax effects	10,499,842	5,828,833
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(14,429,334)	(5,323,319)
Net loss for the year - pro forma	$(43,012,437)	$(15,439,355)

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Expected dividend yield	—	—	—
Expected stock price volatility	50%	300%	150%
Risk-free interest rate	5.0%	2.0%	2.0%
Expected life of options	2 years	2 years	3 years
Block discount applied	—	—	—

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

NOTE 2.RESTATEMENT OF RESULTS

We have determined that, in certain cases, we misinterpreted or misapplied Generally Accepted Accounting Principles (“GAAP”) in our 2004 and 2005 consolidated financial statements and, accordingly, we have restated our consolidated financial statements for the periods ended December 31, 2004 and 2005.

As discussed more fully below, the restatements involve, among other matters, revenue recognition issues related to reporting gross revenue versus net as per EITF Issue 99-19. In making these restatements, we have performed an internal analysis of our accounting policies, practices, procedures and disclosures for the affected periods.

 Summary of restatement items

The following tables set forth the effects of the restatement adjustments discussed below on revenue; cost of sales; net loss; and loss per share as presented in our consolidated statements of operations for the years ended December 31, 2004 and 2005, and intangible assets. The restatement adjustments are discussed in the paragraphs following the tables.

	Year ended December 31, 2005
	Revenue	Cost of Sales	Net Loss	Loss per Share	Intangible Assets

Previously reported	$81,143,838	$80,730,141	$(31,953,395)	$(0.426)	$9,907,550
Restatement Adjustments, net:
Net Revenue Adjustment	$(70,999,058)	$(70,999,058)	—	(0.00)
2004 Purchase accounting	—	—	—	(0.00)	(2,778,000)
Purchase accounting	—	—	(7,129,550)	(0.00)	(7,129,550)

Net restatements	$(70,999,058)	$(70,999,058)	(7,129,550)	(0.00)	(9,907,550)

As restated	$10,144,780	$9,731,083	$(39,082,945)	$(0.52)	$—

	Year ended December 31, 2004
	Revenue	Cost of Sales	Net Loss	Loss per Share	Intangible Assets

Previously reported	$28,996,213	$29,187,414	$(13,166,869)	$(0.02)	$2,778,000
Restatement Adjustments, net:
Net Revenue Adjustment	$(17,686,837)	$(17,686,837)	—	(0.00)
Purchase accounting	—	—	(2,778,000)	(0.00)	(2,778,000)

Net restatements	$(17,686,837)	$(17,686,837)	(2,778,000)	(0.00)	(2,778,000)

As restated	$11,309,376	$11,500,577	$(15,944,869)	$(0.02)	$—

Net Revenue Adjustment

In 2005, we engaged in transactions where we recorded our wholesale telecommunications revenues as Gross Revenue. After thorough review, we concluded that 2005 revenues equaling $70,999,058 could not be supported and thus were reduced from previously reported revenues. The adjustments were offset against previously reported cost of sales by the same amount of $70,999,058.

In 2004, we engaged in transactions where we recorded our wholesale telecommunications revenues as Gross Revenue. After thorough review, we concluded that 2004 revenues equaling $11,190,902 could not be supported and thus were reduced from previously reported revenues, Also after applying the indicators, upon application of the EITF Issue 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” Accounting Principles Board Opinion No. 10 (“APB 10”) “Revenue Recognition Principle,“ and Financial Accounting Standards Board Interpretation No. 39 (“FIN 39”) “Offsetting of Amounts Related to Certain Contracts,” we concluded that we should record only the net revenue from certain wholesale telecommunications due to the indicators not supporting the criteria for gross revenue which further reduced revenues $6,495,935 for a total of $17,686,837. The adjustments were offset against previously reported cost of sales by the same amount of $17,686,837.

In our previously issued consolidated financial statements, we booked the gross consideration for all our wholesale telecommunications revenue without additional consideration to its characteristics. As part of our internal analysis of our accounting policies, practices and procedures in place in 2004 and 2005, we did not review the previous accounting model for recording our revenues.

Purchase Accounting

As described in Item 7, Financial Statements, Note 9 - Asset Acquisition - Hotzone, we found a discrepancy in the application of purchase accounting for the June 2, 2005 transaction and have recorded an adjustment to correct it in our restated consolidated financial statements.

Intangible Assets.  We recorded restatement adjustments to the amounts allocated to the technology-in-place intangible assets acquired in the transaction. The effect of the adjustments to intangible assets in 2005 was a reduction of $7,129,550 and subsequently an increase to research and development expense in 2005 of $7,129,550.

As described in Item 7, Financial Statements, Note 8 - Asset Acquisition - Sanswire, we found a discrepancy in the application of purchase accounting for the April 15, 2004 transaction and have recorded an adjustment to correct it in our restated consolidated financial statements.

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

NOTE 3. ACCOUNTS RECEIVABLE AND SALES - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

Five customers, Prince Telekom, Teleworks Wholesale Services, LP, Dollar Phone, Andiamo, and Intelco Communications accounted for 83% of the Company's sales for 2005 and Three customers, Gatesway Online, Ltd., GTCC Qualnet Communications, Ltd., and Transglobal Ventures, Inc., accounted for 88% of the Company's sales for 2003, including 19% attributable to the Brazil network in 2004, 46% to the Mexico (including 42% related to our Mexico network and 4% unrelated to our network) in 2004, and 76% and 29% to the Philippine network in 2005 and 2004 respectively. Four of the customers for the international networks account for 92% of accounts receivable as of December 31, 2004.

Sales attributable to foreign operations for the year ended December 31, 2005 were $9,183,407 or 91% of total sales; for December 31, 2004, were $11,096,261 or 98% of total sales; and for December 31, 2003 were $11,256,907 or 99% of total sales. The amounts include $7,674,615 or 76% of totals sales for the Philippines. For prior years, revenues of $2,147,119 or 7% for 2004 and $2,923,981 or 26% for 2003 from Brazil and $5,244,478 or 46% for 2004 and $8,052,143 or 71% from Mexico. Revenue is attributable to these countries, since calls either originate or terminate in these countries. All transactions were accounted for in U.S. currency, and no gain or loss was recorded on fluctuations in foreign currency.

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

NOTE 4. PREPAID EXPENSES AND EXPENSE-RELATED PARTY

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

NOTE 5. DEPOSITS ON EQUIPMENT PURCHASES

This represent payments made for the new MasterCard Switch for $124,993 as of December 31, 2005, as compared to $88,994 as of December 31, 2004.

NOTE 6. PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT CONSISTED OF THE FOLLOWING:	2005	2004

Telecommunications equipment	$1,356,966	$566,226
Assets not yet placed in service	5,267,526	- 0 -
Computer and related equipment	468,916	143,802
Office furniture and fixtures	531,972	5,730
TOTAL PROPERTY AND EQUIPMENT	7,625,380	715,758
Accumulated depreciation	(596,958)	(270,002)
Property and equipment, net book value	$7,028,422	$445,756

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

NOTE 7 - INVESTMENT IN AND LOSS ON DISPOSITION OF UNCONSOLIDATED FOREIGN SUBSIDIARY - CGI

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

NOTE 8 - ASSET ACQUISITION AND INTANGIBLE ASSETS - SANSWIRE (RESTATED)

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

NOTE 9 - ASSET ACQUISITION AND INTANGIBLE ASSETS - HOTZONE (RESTATED)

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

ACCOUNTING FOR PURCHASE PRICE AND INTANGIBLE ASSETS

Whereas the milestones for the first year were defined, and the Company believed that achievement of such milestones for the first year are probable and the amount payable (with GlobeTel common stock) is measurable, the Company recorded the amounts during the three months ended September 30, 2005. The purchase price for the assets acquired was recorded at $2,280,334 based on the $27,000 paid in cash, plus $2,253,334, which represents the value of 666,667 (post split) shares of common stock payable on the first anniversary date. The shares were valued at $ 3.38 per share, based on the value of the Company's free-trading stock on the agreement date. The Company allocated the purchase price based on the estimated fair market value of the asset acquired as follows: (a) HotZone tangible assets $55,910; and (b) HotZone research and development expense - $2,224,424.

Initially, since the milestones to be achieved for the second and third years of the contract were undefined and it is unknown whether or not such milestones, even if defined, will be achieved, the Company had not recorded the additional consideration totaling 1,333,333 (post-split) shares issuable after year one of the agreement (666,667 issuable for each of years two and three).

Subsequently and as of December 31, 2005, the Company and HotZone agreed that any and all milestones, previously undefined, were in fact achieved. The Company recorded the additional contingent shares at fair value upon, since the Company has determine that the issuance of the shares is probable and the value ascribable to the shares is measurable. Accordingly, as of December 31, 2005, the Company recorded the additional 1,333,334 (post-split) shares payable, which were valued at $4,909,665, which represents a based share of 1,333,334 (post-split) shares, value at $3.68 per share, based on the value of the Company's free-trading stock as of December 31, 2005, and increased the HotZone intangible asset value accordingly. As of the date of this report, none of the shares payable to HotZone have been issued. The first tranche of shares were delivered in June 2006 and the remainder of the shares were delivered in May 2007.

Previously the Company reported the transaction with intangible assets that included technology-based, marketing-related, and contract-related assets. The Company determined that the intangible assets have an indefinite life, and, accordingly, was not subject to amortization. Instead, the Company would test the asset for impairment at each reporting period, and upon the occurrence of any significant event that may affect the carrying value of the assets. The Company tested the assets for impairment and determined that no impairment existed and no adjustment to the carrying value was required as of December 31, 2005. As noted in Note 2 - Restatements, the Company has adjusted the transaction to not include any intangible assets and instead chose to charge the $7,129,550 as a research and development expense in 2005.

NOTE 10 - NON-READILY MARKETABLE AVAILABLE-FOR-SALE EQUITY SECURITIES

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

NOTE 11 - LOANS AND ACCOUNTS PAYABLE TO RELATED PARTY - CHARTERHOUSE

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

NOTE 12 - CENTERLINE COMMUNICATIONS, LLC AND DUE TO RELATED PARTY - CSI

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

In 2007, the Company issued 1,800,000 common shares to Monterosso for the remainders due on the Asset Purchase Agreement and 92,000 shares were paid to CSI with regard to the revenue related agreements

During a period of this contract, Mr. Joseph Monterosso was a principal of CSI and was an officer of GlobeTel Communications.

Based upon the recent lawsuit filed the Securities and Exchange Commission the Company is currently reevaluating the amounts paid under the above referenced contracts to determine whether or not such milestones were met by the use of fraudulently created invoices. Should the Company determine this to be the case it will seek to recover the shares and any other applicable damages and seek whatever appropriate remedies are available to the Company.

NOTE 13 - DUE TO FORMER EMPLOYEE IN GTE STOCK

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

NOTE 14 - ACCRUED OFFICERS' SALARIES AND BONUSES

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

NOTE 15 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	2005	2004

Interest	3,105	3,436
Payroll Liabilities	238,243	-0-
Rent	22,467	-0-
Professional Fees	281,821	90,000
ACCRUED EXPENSES AND OTHER LIABILITIES	545.636	93,436

NOTE 16 - CAPITAL AND OPERATING EQUIPMENT LEASE OBLIGATIONS

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

NOTE 17 - NOTES AND LOANS PAYABLE

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

NOTE 18 - CONVERTIBLE DEBT AND PRIVATE PLACEMENTS

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

NOTE 19 - AGREEMENTS

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

On April 30, 2006 the Company notified Internafta that it was terminating the transaction.

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

NOTE 20 - COMMITMENTS AND CONTINGENCIES

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

Future minimum rental payments required under the above operating leases subsequent to the year ended December 31, 2005 are as follows:

2006	$515,022
2007	415,520
2008	427,486
2009	377,454
2010 and thereafter	276,969
$2,012,451

Rent expense for 2005, 2004 and 2003 were $480,995, $126,424 and $48,607, respectively.

NOTE 21 - RELATED PARTY TRANSACTIONS

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

NOTE 22 - NET GAINS ON SETTLEMENT OF LIABILITIES AND DISCONTINUED OPERATIONS

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

NOTE 23 - LOSS ON PROPERTY AND EQUIPMENT DISPOSITIONS

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

NOTE 24 - INCOME TAXES

Deferred income taxes and benefits for 2005 and 2004 are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. The tax effects (computed at 15%) of these temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2004	Current Period Changes	2005
Deferred tax assets:
Accrued officers’ compensation	$29,750	$1,171,384	$1,201,134
Allowance for doubtful accounts	225,860	(164,495)	61,365
Consulting services elected as start-up costs under IRC Sec. 195 (b)	425,629	844,499	1,270,128
Reincorporation expenses amortized under IRC Sec. 248	25,975		25,975
Accumulated depreciation	(240,023)	193,743	(46,280)
Net operating loss carryforwards	4,478,552	4,539,781	9,018,333
	4,945,743	6,584,912	11,530,655
Valuation allowance	(4,945,743)	(6,584,912)	(11,530,655)
Net deferred tax asset	$—	$—	$—

A reconciliation of income benefit provided at the federal statutory rate of 15% to income tax benefit is as follows:

	2005	2004
Income tax benefit computed at federal statutory rate	$(3,136,496)	$(1,975,030)
Accrued salaries	1,201,134	29,750
Allowance for doubtful accounts	61,365	169,042
Depreciation	(10,269)	(4,497)
Losses not benefited	1,884,266	1,780,735
	$—	$—

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

At the end of 2005, the Company had net operating loss carry-forwards (including those of its successor due to accounting for the reincorporation as an "F" reorganization under the Internal Revenue Code) of approximately $60,122,222, which expire at various dates through 2021.

NOTE 25 - COMMON STOCK TRANSACTIONS

During the year ended December 31, 2003, the Company issued the following shares of Common stock, all of which shares are stated in pre-split amounts:

Date Issued	Shares	Consideration	Valuation	Relationship

March 14, 2003	2,200,000	Consulting services	$22,000	Consultant
March 14, 2003	1,800,000	Investment banking	18,000	Consultant
May 7, 2003	1,100,000	Consulting services	11,550	Consultant
May 7, 2003	900,000	Investment banking	9,450	Consultant
May 22, 2003	2,500,000	Loan Collateral	—	Note Holder
May 22, 2003	2,500,000	Loan Collateral	—	Note Holder
May 22, 2003	15,000,000	Conversion of debt	239,206	Investor
May 29, 2003	4,000,000	Satisfaction of debt	55,000	Shareholder /Former Director
July 18, 2003	200,000	Severance pay	6,000	Employee
July 18, 2003	500,000	Severance pay	15,000	Employee
July 18, 2003	500,000	Severance pay	15,000	Employee
July 18, 2003	450,000	Legal services	13,500	Legal counsel/ former corporate secretary
July 18, 2003	800,000	Consulting services	24,000	Consultant/Employee
July 18, 2003	12,844,000	Conversion of debt	256,880	Investor
August 5, 2003	20,080,321	Sale of stock	500,000	Investor/Consultant
August 5, 2003	—	Marketing services	100,402	Investor
August 8, 2003	3,400,000	Consulting services	102,000	Consultant
August 28, 2003	(42,916,666)	Return of shares issued	—	Note
August 28, 2003	—	Conversion of debt	125,000	Investor
August 28, 2003	—	Conversion of debt	250,000	Investor / consultant
August 28, 2003	—	Conversion of debt	125,000	Investor
August 28, 2003	—	Conversion of debt	250,000	Investor
September 3, 2003	944,444	Consulting services	11,806	Consultant
September 3, 2003	900,000	Consulting services	11,250	Consultant
September 3, 2003	1,100,000	Consulting services	13,750	Consultant
September 3, 2003	3,847,222	Consulting services	49,090	Consultant
September 29, 2003	656,687	Consulting services	8,211	Consultant
October 9, 2003	4,281,333	Additional shares due For Conversion of debt	—	Investor
October 9, 2003	3,650,000	Consulting services	73,000	Consultant/employe
October 9, 2003	2,000,000	Officer's salary	40,000	Chief Financial Officer
December 31, 2003	7,500,000	Officer's salary	112,500	Chief Executive Officer
December 31, 2003	1,166,667	Officer's salary	17,500	Chief Financial Officer
December 31, 2003	(4,000,000)	Return of shares issued for loan collateral	—	Note Holder

During the year ended December 31, 2004, the Company issued the following shares of Common stock, all of which shares are stated in pre-split amounts:

Date Issued	Shares	Consideration	Valuation	Relationship
January 15, 2004	4,500,000	Exercised Stock Options	$—	Chief Executive Officer /Director
January 15, 2004	5,166,666	Exercised Stock Options	—	Chief Financial Officer
January 15, 2004	2,000,000	Exercised Stock Options	—	Director/Former President
January 15, 2004	9,000,000	Exercised Stock Options	—	Chief Operating Officer/ Director
January 15, 2004	1,000,000	Exercised Stock Options	—	President/Director /Former Consultant
January 15, 2004	2,666,667	Exercised Stock Options	—	Vendor
February 3, 2004	3,202,180	Exercised Stock Options	—	Chief Executive Officer/Director
February 3, 2004	1,243,847	Exercised Stock Options	—	Chief Financial Officer
February 3, 2004	2,003,106	Exercised Stock Options	—	Chief Operating Officer/Director
February 3, 2004	6,410,513	Exercised Stock Options	—	Employee
February 3, 2004	1,458,333	Exercised Stock Options	—	Accountant
February 4, 2004	20,796,483	Exercised Stock Options	—	Director/Former President
February 4, 2004	16,500,000	Investment in Unconsolidated Foreign Subsidiary	—	Investee
February 5, 2004	3,500,000	Investment in Unconsolidated Foreign Subsidiary	—	Creditor of
February 17, 2004	9,100,000	Consulting Services	425,000	Director (COB)/ Former Consultant
May 11, 2004	108,333	Marketing Services	6,500	Consultant
May 12, 2004	28,000,000	Sanswire Assets Acquisition	2,800,000	Shareholders of Selling Corporation
May 25, 2004	1,352,528	Investment Banking Fees	67,626	Investment Banker
May 25, 2004	676,264	Investment Banking Fees	33,813	Investment Banker
May 25, 2004	1,352,528	Investment Banking Fees	67,626	Investment Banker
July 29, 2004	1,500,000	Compensation	144,000	Employee
July 29, 2004	500,000	Compensation	48,000	Employee
July 29, 2004	500,000	Compensation	48,000	Employee
August 12, 2004	2,000,000	Consulting Services	192,000	President/Former Consultant (as Nominee)
August 12, 2004	2,000,000	Consulting Services	192,000	Chief Technology Officer / Former Consultant (as Nominee)
August 12, 2004	175,000	Compensation	7,000	Employee
Sept. 28, 2004	2,000,000	Stratodyne Assets Acquisition	—	Shareholder of Corporation Selling
November 4, 2004	7,800,000	Convert Pfd. Ser. A (received as broker fee).	—	Preferred Series-A Shareholder/ Investment Banker
November 4, 2004	5,200,000	Convert Pfd. Ser. A	—	Preferred Series-A Shareholders
November 17, 2004	26,000,000	Convert Pfd. Ser. A	—	Preferred Series-A Shareholder/ Investment Banker
November 17, 2004	20,800,000	Convert Pfd. Ser. A	—	Preferred Series-A Shareholders
November 17, 2004	10,920,000	Convert Pfd. Ser. A	157,500	Preferred Series-A Shareholders
November 18, 2004	1,560,000	Convert Pfd. Ser. A	22,500	Preferred Series-A Shareholders
November 19, 2004	9,360,000	Convert Pfd. Ser. A	135,000	Preferred Series- A Shareholders
November 23, 2004	7,800,000	Convert Pfd. Ser. A	112,500	Preferred Series- A Shareholders
November 24, 2004	1,560,000	Convert Pfd. Ser. A	22,500	Preferred Series-A Shareholders
November 30, 2004	9,360,000	Convert Pfd. Ser. A	135,000	Preferred Series-A Shareholders
December 1, 2004	31,200,000	Convert Pfd. Ser. A	450,000	Preferred Series-A Shareholders
December 3, 2004	1,560,000	Convert Pfd. Ser. A	22,500	Preferred Series-A Shareholders
December 8, 2004	6,240,000	Convert Pfd. Ser. A	90,000	Preferred Series-A Shareholders
December 10, 2004	12,480,000	Convert Pfd. Ser. A	180,000	Preferred Series-A Shareholders
December 28, 2004	6,240,000	Convert Pfd. Ser. A	90,000	Preferred Series-A Shareholders
December 30, 2004	1,560,000	Convert Pfd. Ser. A	22,500	Preferred Series-A Shareholders
December 31, 2004	(28,000,000)	Return of shares originally issued for Sanswire and Stratodyne Assets	(2,800,000)	Shareholders of Selling Corporations
December 31, 2004	26,000,000	Reissuance of shares For Sanswire Assets	2,600,000	Shareholders of Selling Corporation
December 31, 2004	2,000,000	Reissuance of shares for Stratodyne Assets	200,000	Shareholder of Selling Corporation
December 31, 2004	3,000,000	Consulting Services	135,000	Consultant
December 31, 2004	3,000,000	Consulting Services	135,000	Consultant
December 31, 2004	500,000	Consulting Services	22,500	Consultant
December 31, 2004	500,000	Consulting Services	22,500	Consultant

During the year ended December 31, 2005, the Company issued the following shares of Common stock, all of which shares are stated in post-split amounts:

DATE ISSUED	SHARES	CONSIDERATION	VALUATION	RELATIONSHIP
2/9/2005	208,000	Converted Preferred Series A	$36,000	Preferred Series-A Shareholders
2/14/2005	520,000	Converted Preferred Series A	$90,000	Preferred Series-A Shareholders
2/18/2005	84,500	Converted Preferred Series A Received as Broker Fee	*	Broker / Preferred Series-A Shareholders

2/24/2005	251,421	Converted Notes Payable and Accrued Interest	$301,706	Convertible Note Holder
2/24/2005	471,415	Converted Notes Payable and Accrued Interest	$565,698	Convertible Note Holder
2/24/2005	157,138	Converted Notes Payable and Accrued Interest	$188,566	Convertible Note Holder
2/24/2005	33,333	Broker Fee	*	Broker / Preferred Series-A Shareholders
2/24/2005	625,000	Convert Note Payable and Accrued Interest	$750,000	Convertible Note Holder
2/25/2005	1,575,833	Converted Preferred Series A Received as Broker Fee	*	Broker / Preferred Series-A Shareholders
2/25/2005	33,333	Broker Fee	*	Broker / Convertible Note Holder
3/3/2005	1,040,000	Converted Preferred Series A	180,000	Preferred Series-A Shareholders
3/3/2005	33,333	Exercised Warrants	61,325	Broker / Convertible Note Holder
3/3/2005	260,417	Exercised Warrants	429,688	Convertible Note Holder turned Stockholder
3/3/2005	86,806	Exercised Warrants	143,229	Convertible Note Holder turned Stockholder
3/3/2005	138,889	Exercised Warrants	229,165	Convertible Note Holder turned Stockholder
3/6/2005	80,555	Exercised Warrants	132,916	Convertible Note Holder turned Stockholder
3/7/2005	485,333	Converted Preferred Series A Received as Broker Fee	*	Preferred Series-A Shareholders
3/7/2005	-	Converted Preferred Series A Additional Proceeds	$9,000	Preferred Series-A Shareholders
3/7/2005	66,667	Exercised Warrants	$110,000	Convertible Note Holder turned Stockholder
3/10/2005	66,667	Exercised Warrants	$110,000	Convertible Note Holder turned Stockholder
3/11/2005	80,000	Consulting Services	$358,200	Consultant / Legal Counsel
3/11/2005	80,000	Consulting Services	$358,200	Former Consultant / Current Executive Vice President
3/11/2005	200,000	Costs of Sales	$450,000	Vendor
3/14/2005	66,667	Exercised Warrants	$110,000	Convertible Note Holder turned Stockholder
3/14/2005	500,000	Exercised Stock Options	*	CEO
3/14/2005	280,216	Exercised Stock Options	*	CFO
3/21/2005	369,022	Exercised Stock Options	*	COO
3/21/2005	172,065	Exercised Stock Options	*	Former Director
3/21/2005	100,000	Exercised Stock Options	*	Employee
3/22/2005	37,832	Exercised Stock Options	*	Employee
3/22/2005	10,378	Exercised Stock Options	*	Employee
3/22/2005	8,211	Exercised Stock Options	*	Employee
3/22/2005	7,738	Exercised Stock Options	*	Employee
3/22/2005	6,388	Exercised Stock Options	*	Employee
3/22/2005	8,097	Exercised Stock Options	*	Employee
3/22/2005	1,363	Exercised Stock Options	*	Employee
3/22/2005	945	Exercised Stock Options	*	Employee
3/22/2005	1,052	Exercised Stock Options	*	Employee
3/22/2005	310	Exercised Stock Options	*	Employee
3/28/2005	211,734	Exercised Stock Options	*	Employee

4/6/2005	-	Exercise Warrants - Additional Proceeds	$1,347,500	Convertible Note Holder turned Stockholder
4/12/2005	33,333	Exercise Warrants	$61,325	Convertible Note Holder turned Stockholder
4/15/2005	8,892	Exercised Stock Options	*	Employee
4/15/2005	8,527	Exercised Stock Options	*	Employee
4/15/2005	8,715	Exercised Stock Options	*	Director
4/15/2005	5,790	Exercised Stock Options	*	Employee
4/15/2005	6,151	Exercised Stock Options	*	Employee
4/27/2005	12,897	Exercised Stock Options	*	Senior Vice President
5/4/2005	174,790	Additional Shares Issued Per Anti-dilutive Agreement	*	Convertible Note Holder turned Stockholder
5/6/2005	291,317	Additional Shares Issued Per Anti-dilutive Agreement	*	Convertible Note Holder turned Stockholder
5/12/2005	103,950	Stock for Cash	$300,000	Investors
5/12/2005	346,500	Stock for Cash	$1,000,000	Investors
5/12/2005	86,667	Stock for Cash	$250,120	Investors
5/12/2005	86,667	Stock for Cash	$250,120	Investors
5/12/2005	17,325	Stock for Cash	$50,000	Investors
5/12/2005	86,625	Stock for Cash	$250,000	Investors
5/12/2005	6,930	Stock for Cash	$20,000	Investors
5/12/2005	27,720	Stock for Cash	$80,000	Investors
5/12/2005	3,333	Stock for Cash	$9,620	Investors
5/12/2005	3,333	Stock for Cash	$9,620	Investors
5/12/2005	34,650	Stock for Cash	$100,000	Investors
5/12/2005	13,333	Stock for Cash	$38,480	Investors
5/17/2005	650,000	Converted Preferred Series A	$112,500	Preferred Series-A Shareholders
5/27/2005	86,625	Stock for Cash	$250,000	Investors
5/27/2005	250,000	Consulting Services	$905,000	Former Consultant - Corporation owned by current Executive Vice President
6/8/2005	350,000	Consulting Services	$969,500	Consultant / Legal Counsel
6/13/2005	22,500	Shares received as Converted Preferred Series A	*	Broker/Preferred Series-A Shareholders
6/13/2005	2,444,167	Converted Preferred Series A Received as Broker Fee	*	Broker/Preferred Series-A Shareholders
6/14/2005	4,353	Exercised Stock Options	*	Employee
6/27/2005	33,334	Sales Commissions	$100,000	Affiliate
6/30/2005	170,000	Legal Services	$493,000	Consultant / Legal Counsel
7/5/2005	14,815	Exercised Stock Options	*	Consultant
7/5/2005	8,334	Employment Signing Bonus	$25,000	Employee of Sanswire
7/5/2005	1,000	Services - Performance Bonus	$1,000	Employee of Sanswire
7/5/2005	334	Services - Performance Bonus	$1,000	Employee of Sanswire
7/5/2005	334	Services - Performance Bonus	$1,000	Employee of Sanswire
7/5/2005	334	Services - Performance Bonus	$1,000	Employee of Sanswire
7/5/2005	334	Services - Performance Bonus	$1,000	Employee of Sanswire
7/5/2005	334	Services - Performance Bonus	$1,000	Employee of Sanswire

7/5/2005	334	Services - Performance Bonus	$1,000	Employee of Sanswire
7/5/2005	334	Services - Performance Bonus	$1,000	Employee of Sanswire
7/5/2005	334	Services - Performance Bonus	$1,000	Employee of Sanswire
7/5/2005	334	Services - Performance Bonus	$1,000	Employee of Sanswire
7/5/2005	334	Services - Performance Bonus	$1,000	Employee of Sanswire
7/5/2005	334	Services - Performance Bonus	$1,000	Employee of Sanswire
7/5/2005	334	Services - Performance Bonus	$1,000	Employee of Sanswire
8/5/2005	20,001	Sales Commissions	$37,402	Affiliate / Vendor
8/5/2005	13,333	Sales Commissions	$24,933	Affiliate / Vendor
9/6/2005	38,730	Equipment Purchase	$58,206	Affiliate / Vendor
9/8/2005	100,000	Conversion of Preferred Series C to Common Stock	$150,000	Relation to Investment Banker / Consultant
9/8/2005	720,000	Conversion of Preferred Series C to Common Stock	$1,080,000	Investment Banker / Consultant
9/8/2005	3,166	Services - Performance Bonus	$4,750	Employee of Sanswire
9/8/2005	133,334	Employment Signing Bonus	$200,000	Employee
9/13/2005	98,983	Employment Severance Agreement	$177,400	Former Employee
9/27/2005	185,185	Board Member Referral Fee	$275,926	Consultant Board Member
9/30/2005	1,881,317	Converted Preferred Series A	$270,000	Preferred Series-A Shareholders
9/30/2005	36,667	Officer Salary Adjustment	$55,000	Former President / Director
9/30/2005	33,611	Officer Salary Adjustment	$50,000	Former President / Director
9/30/2005	12,500	Director Fees	$18,750	Former President / Director
10/7/2005	350,000	Consulting Services	$458,500	Corporation owned by Former Consultant / Ccurrent Executive Vice President
11/2/2005	28,201	Exercised Stock Options	$53,300	Employee
11/17/2005	500,000	Conversion of Preferred Series C	$250,000	Chief Operating Officer
11/28/2005	9,333	Exercised Warrants	$15,399	Stockholder / Warrant Holder
11/28/2005	2,333	Exercised Warrants	$3,849	Stockholder / Warrant Holder
11/28/2005	60,638	Exercised Warrants	$100,053	Stockholder / Warrant Holder
11/28/2005	4,851	Exercised Warrants	$8,004	Stockholder / Warrant Holder
11/28/2005	72,765	Exercised Warrants	$120,062	Stockholder / Warrant Holder
11/28/2005	2,333	Exercised Warrants	$3,849	Stockholder / Warrant Holder
11/28/2005	69,545	Exercised Warrants	$114,751	Stockholder / Warrant Holder

11/29/2005	72,766	Exercised Warrants	$120,064	Stockholder / Warrant Holder
11/30/2005	19,404	Exercised Warrants	$32,017	Stockholder / Warrant Holder
12/1/2005	242,550	Exercised Warrants	$400,208	Stockholder / Warrant Holder
12/2/2005	24,255	Exercised Warrants	$40,021	Stockholder / Warrant Holder
12/2/2005	60,667	Exercised Warrants	$100,101	Stockholder / Warrant Holder
12/5/2005	60,667	Exercised Warrants	$100,101	Stockholder / Warrant Holder
12/8/2005	1,857,350	Conversion of Note Payable and Accrued Interest	$3,064,628	Convertible Note Holder turned Stockholder
12/8/2005	306,860	Conversion of Note Payable and Accrued Interest	$506,319	Convertible Note Holder turned Stockholder
12/16/2005	100,000	Exercised Warrants	$250,000	Stockholder / Warrant Holder
12/19/2005	100,000	Exercised Warrants	$250,000	Stockholder / Warrant Holder
12/21/2005	72,727	Exercised Warrants	$181,818	Stockholder / Warrant Holder
12/22/2005	81,168	Travel Services	$125,000	Corporation owned by Former Consultant / Ccurrent Executive Vice President
12/27/2005	291,961	Conversion of Note Payable and Accrued Interest	$481,736	Convertible Note Holder turned Stockholder
12/27/2005	21,429	Officer Salary	$60,000	Chief Executive Officer / Director
12/27/2005	19,643	Officer Salary	$55,000	Chief Financial Officer
12/27/2005	9,821	Officer Salary	$27,500	Corp. Secretary / Director
12/27/2005	19,643	Officer Salary	$55,000	Chief Operating Officer
12/27/2005	19,643	Officer Salary	$55,000	Chief Technology Officer
12/27/2005	19,643	Officer Salary	$55,000	Former Chief Operating Officer / Director
12/27/2005	9,821	Officer Salary	$27,500	Senior Vice-President of Finance
12/31/2005	12,931,334	Conversion of Preferred Series B	$8,435,200	Preferred Stockholder
12/31/2005	308,712	Conversion of Note Payable and Accrued Interest	$509,375	Convertible Note Holder turned Stockholder

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

NOTE 26 - STOCK OPTIONS

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

During the year ended December 31, 2004, the Company issued the following options to acquire Common stock, all of which share amounts below are pre-split:

Date Issued	Shares	Consideration	Valuation	Relationship
December 31, 2004	479,778	Accrued Board Member Stipends	18,750	Chief Executive Officer/Director
December 31, 2004	479,778	Accrued Board Member Stipends	18,750	Director (COB)/ Former Consultant
December 31, 2004	479,778	Accrued Board Member Stipends	18,750	Chief Operating Officer/Director
December 31, 2004	479,778	Accrued Board Member Stipends	18,750	Director/Former President
December 31, 2004	479,778	Accrued Board Member Stipends	18,750	President Director/ Former Consultant
December 31, 2004	479,778	Accrued Board Member Stipends	18,750	Director/Former President of Subsidiary
December 31, 2004	479,778	Accrued Board Member Stipends	18,750	Director
December 31, 2004	359,833	Accrued Board Member Stipends	14,065	Chief Financial Officer
December 31, 2004	4,444,444	Bonus	200,000	Chief Executive Officer/Director
December 31, 2004	3,888,889	Bonus	175,000	Chief Financial Officer
December 31, 2004	3,888,889	Bonus	175,000	Chief Operating Officer/Director
December 31, 2004	694,444	Bonus	31,250	Chief Technology Officer/Former Consultant
December 31, 2004	833,333	Bonus	37,500	Senior Vice- President
December 31, 2004	2,777,778	Bonus	125,000	President/Director/ Former Consultant
December 31, 2004	1,444,444	Bonus	65,000	Employee
December 31, 2004	2,444,444	Bonus	110,000	Employee
December 31, 2004	670,556	Bonus	30,175	Employee
December 31, 2004	530,556	Bonus	23,875	Employee
December 31, 2004	500,000	Bonus	22,500	Employee
December 31, 2004	412,720	Bonus	18,572	Employee
December 31, 2004	523,144	Bonus	23,541	Employee
December 31, 2004	88,040	Bonus	3,962	Employee
December 31, 2004	281,250	Bonus	12,656	Employee
December 31, 2004	61,040	Bonus	2,747	Employee
December 31, 2004	68,000	Bonus	3,060	Employee
December 31, 2004	20,000	Bonus	900	Employee
December 31, 2004	550,922	Bonus	24,791	Employee of Subsidiary
December 31, 2004	83,333	Bonus	3,750	Former Employee of Subsidiary
December 31, 2004	374,078	Bonus	16,834	Employee of Subsidiary
December 31, 2004	574,533	Bonus	25,854	Employee of Subsidiary
December 31, 2004	397,456	Bonus	17,886	Former Employee of Subsidiary
December 31, 2004	277,778	Bonus	12,500	Employee of Subsidiary
December 31, 2004	133,333	Bonus	6,000	Employee of Subsidiary
December 31, 2004	116,667	Bonus	5,250	Employee of Subsidiary
December 31, 2004	185,189	Bonus	8,334	Employee of Subsidiary
December 31, 2004	222,222	Amount owed for services	10,000	Accountant
December 31, 2004	31,519,878	Officer Stock Option Grant	1,418,394	Chief Executive Officer /Director
December 31, 2004	21,013,252	Officer Stock Option Grant	945,596	Chief Operating Officer /Director
December 31, 2004	15,759,939	Officer Stock Option Grant	709,197	Chief Financial Officer
December 31, 2004	10,506,626	Officer Stock Option Grant	472,798	Director /Former President
December 31, 2004	10,506,626	Officer Stock Option Grant	472,798	President / Director / Former Consultant
December 31, 2004	10,506,626	Officer Stock Option Grant	472,798	Chief Technology Officer/ Former Consultant

According to option agreements in connection with the above shares, the option prices were the lower of $0.675 ($ .045 pre-split) per share or one-half of the closing market price on the last reported sale or closing price on the date of the agreement. The above options that were exercised were issued at $0.675 ($ .045 pre-split) per share.

During the year ended December 31, 2005, the Company issued the following options to acquire Common stock, all of which shares are stated in post-split amounts:

Date Issued	Shares	Consideration	Valuation	Relationship

9/27/2005	81,481	Additional stock options per	$55,000	Former President / Director settlement agreement
9/27/2005	1,542,176	Settlement Agreement	$1,256,873	Consultant / Affiliate or Former President
12/9/2005	37,500	Director Bonus	$55,875	Former Director
12/9/2005	30,000	Director Severance	$29,700	Former Director
12/31/2005	2,945,763	Officer Stock Option Grant	$1,988,390	Chief Executive Officer/ Director
12/31/2005	1,963,842	Officer Stock Option Grant	$1,325,593	Chief Operating Officer / Director
12/31/2005	1,472,882	Officer Stock Option Grant	$994,195	Chief Financial Officer
12/31/2005	490,961	Officer Stock Option Grant	$331,398	Director / Former President
12/31/2005	981,921	Officer Stock Option Grant	$662,797	Chief Technology Officer / Former Consultant
12/31/2005	981,921	Officer Stock Option Grant	$662,797	Chief Operating Officer
12/31/2005	2,454,803	Officer Stock Option Grant	$4,394,097	Director

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

NOTE 27 - PREFERRED STOCK

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

For a period of two years after the first closing date, the Series D Preferred Stock shall not be convertible into shares of GTE common stock. Beginning on the second anniversary of the first closing date and for a period of one year thereafter, Mitchell A. Siegel may convert (in whole or part) its Series D Preferred Stock into GTE common stock. The 1,000 shares of Series D Preferred Stock will represent 2% of the GTE common in their converted state. The Series D Preferred Stock shall be convertible in at least 100 share increments, each increment, at the time of conversion, will represent one tenth of 2% of the issued and outstanding shares of GTE common stock. On the third anniversary of the first closing date, all shares of Series D Preferred Stock owned by Mitchell A. Siegel will automatically be converted into GTE common stock (to the extent such shares have not been converted into common stock prior to this date). Except for the aforementioned voting rights and conversion rights, each share of Series D Preferred Stock shall have rights that are identical to that of GTE's common stock.

The Company expects to receive the remaining $500,000 in stock subscriptions receivable from Mr. Siegel in the near term.

NOTE 28 - SEGMENTS AND RELATED INFORMATION

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

2005	TELECOM	SANSWIRE	UNALLOCATED	TOTALS

Revenues Earned	$10,136,168	—	$8,644	$10,144,812
Cost of Revenue Earned	9,722,749	—	8,335	9,731,084
GROSS MARGIN (LOSS)	413,388	—	309	413,697
Expenses	2,355,398	4,300,866	23,970,231	30,626,495
Loss Before Other Income (Expense) and Income Taxes	(1,942,010)	(4,300,866)	(23,969,922)	(30,212,798)
Other Income (Expense)	(1,740,594)	—	(3)	(1,740,597)
Loss Before Income Taxes	(3,682,604)	(4,300,866)	(23,969,925)	(31,953,395)
Income Taxes	—	—	—	—
NET LOSS	($3,682,604)	($ 4,300,866)	($23,969,925)	($31,953,395)

2004	TELECOM	SANSWIRE	UNALLOCATED	TOTALS

Revenues Earned	$11,309,376	—	—	$11,309,376

Cost of Revenue Earned	11,500,577	—	—	11,500,577
GROSS MARGIN (LOSS)	(191,201)	—	—	(191,201)
Expenses	901,076	746,827	11,202,347	12,850,250
Loss Before Other Income (Expense) and Income Tax	(1,092,277)	(746,827)	(11,202,347)	(13,041,451)
Other Income (Expenses)	(379,511)	254,093	(125,418)
Loss Before Income Taxes	(1,471,788)	(746,827)	(10,948,254)	(13,166,869)
Income Taxes	—	—	—	—
NET LOSS	($ 1,471,788)	($ 746,827)	($10,948,254)	($13,166,869)

NOTE 29 - SUBSEQUENT EVENTS (restated)

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

Change in Registrant's Certifying Accountant

On January 4, 2007, the Company’s Audit Committee dismissed Dohan and Company, CPAs PA as the Company's certifying accountant, and stated on that date that during the two years ended December 31, 2005 and December 31, 2004 and the subsequent interim periods through August 14, 2006, there were no disagreements with Dohan & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Audit Committee went on to say that the report of independent registered public accounting firm of Dohan and Company as of and for the two years ended December 31, 2005 and December 31, 2004, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principle. The Company also engaged McKean Paul Chrycy Fletcher & Co. as the Company's certifying accountants.

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

Change in Registrant's Certifying Accountant

On April 13, 2007, the Company appointed Weinberg & Company, P.A. of Boca Raton, Florida as the Company's new independent registered public accounting firm to audit and certify our financial statements for fiscal year ended December 31, 2006. The Company had, on September 11, 2007, re-appointed previous independent auditor Dohan & Company P.A. to audit and certify restated financial statements for fiscal years ended December 31, 2004 and 2005. The Company maintains and intends to maintain its relationship with Weinberg & Company moving forward.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Dismissal of Dohan & Co. PA

On January 4, 2007, the Audit Committee of the Board of Directors dismissed Dohan & Co., CPAs PA as the Company's certifying accountant.

During the two years ended December 31, 2005 and the subsequent interim periods until the change, there were no disagreements with Dohan & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Dohan & Co. would have caused them to make reference in connection with their report to the subject matter of the disagreement, and Dohan & Co. has not advised the Company of any reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The report of independent registered public accounting firm of Dohan & Co. as of and for the two years ended December 31, 2005, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principle.

On January 4, 2007 the Company engaged McKean Paul Chrycy Fletcher & Co. as the Company's certifying accountants, which subsequently declined to accept the engagement. During the two years ended December 31, 2005, and through January 4, 2007, the Company did not consult with McKean Paul Chrycy Fletcher & Co. regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Appointment of Weinberg, PA

The Board of Directors of the Company appointed Weinberg & Company, P.A. of Boca Raton, Florida as the Company's new independent registered public accounting firm to audit and certify our financial statements for fiscal year ended December 31, 2006. Weinberg & Company has accepted this appointment and has been engaged by the Company. During the most recent fiscal year and through April 13, 2007, neither the Company nor any one on behalf of the Company has consulted with Weinberg & Company, P.A. regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, or any other matters or reportable events required to be disclosed under Items 304 (a) (2) (i) and (ii) of Regulation S-K.

Limited Engagement of Dohan & Co., P.A.

The Company appointed Dohan & Co., P.A. (“Dohan”) CPAs of Miami, Florida as the Company’s independent registered public accounting firm to audit and certify our financial statements for fiscal year ended December 31, 2004 and 2005. The Board of Directors of the Company has approved the appointment of Dohan. Dohan has accepted this appointment and has been engaged by the Company after assurances and verifications from the Company that previous management from 2004 and 2005 are no longer associated with the Company and have been since been replaced.

During the most recent fiscal year and through September 11, 2007, neither the Company nor any one on behalf of the Company has consulted with Dohan regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters or reportable events required to be disclosed under Items 304 (a) (2) (i) and (ii) of Regulation S-K. The Company provided Dohan with a copy of the applicable Form 8-K prior to filing it with the SEC.

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

c. Seeking outside review of acquisition transactions

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 8A(T). Controls and Procedures.

Not applicable

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

On January 5, 2006, the Company announced the appointment of Michael P. Castellano to the Board of Directors. As an independent director, Mr. Castellano will fulfill the role as Chairman of GlobeTel’s Audit Committee as a qualified financial expert under Sarbanes-Oxley. He will also serve on GlobeTel’s Compensation and Nominating Committees.

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

On March 20, 2006, Sir Christopher Meyer elected to step down completely from GlobeTel’s Board, after further considering the time that he had available to devote to the Company.

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

(During 2005)

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

ITEM 10. EXECUTIVE COMPENSATION.

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Timothy M. Huff, CEO	2005	200,000	(a)	0	0	2,288,390	(b,e)	0	0	50,000	(d)	2,538,390
Timothy M. Huff, CEO	2004	200,000	(a)	0	0	1,618,394	(b,e)	0	0	18,750	(d)	1,837,144
Timothy M. Huff, CEO	2003	175,000	(a)	0	112,500	0		0	0	134,167	(f)	421,667
Mitchell A. Siegel, COO	2005	120,000	(a)	0	0	3,988,093	(b,e)	0	0	55,000	(d)	4,163,093
Mitchell A. Siegel, COO	2004	175,000	(a)	0	0	1,120,596	(b,e)	0	0	18,750	(d)	1,314,346
Mitchell A. Siegel, COO	2003	150,000	(a)	0	0	0		0	0	191,667	(f)	341,167
Thomas Y. Jimenez, CFO	2005	120,000	(a)	0	0	1,256,695	(b,e)	0	0	55,000	(d)	1,431,695
Thomas Y. Jimenez, CFO	2004	175,000	(a)	0	0	884,197	(b,e)	0	0	14,063	(d)	1,073,260
Thomas Y. Jimenez, CFO	2003	150,000	(a)	0	57,500	0		0	0	111,667	(f)	318,667
Stephen King, Sr. VP	2005	47,682	(a)	0	0	143,338	(b)	0	0	12,500	(d)	203,520
Lawrence E. Lynch, COO	2005	120,000	(a)	0	0	881,547	(b,e)	0	0	55,000		1,056,547
Lawrence E. Lynch, Sr. VP Since August 2004	2004	37,500	(a)	0	0	37,500	(b)	0	0	0		75,000
Joseph Seroussi, CTO	2005	120,000	(a)	0	0	881,547	(b,e)	0	0	55,000		1,056,547
Joseph Seroussi, CTO Since Novemeber 2004	2004	25,000	(a)	0	192,000	504,048	(b,e)	0	0	0		721,048
Jerrold R. Hinton, Director/Former President	2005	0		0	0	331,398	(e)	0	0	100,000	(d)	431,398
Jerrold R. Hinton, Director/Former President	2004	0		0	192,000	472,798	(e)	0	0	18,750	(d)	683,548
Jerrold R. Hinton Director/Former President	2003	100,000	(a)	0	0	0		0	0	0		100,000
Leigh A. Coleman	2005	49,220	(a)	0	0	72,417	(b)	0	0	0		121,637
Leigh A. Coleman President Since June 2004	2004	70,780	(a)	0	0	597,798	(b,e)	0	0	50,031	(d)	718,609
Jonathan Leinwand, Secretary	2005	95,262		0	0	142,188	(e)			18,750	(d)	256,200
Vivian Manevich, CAO Through Dec. 2002	2005	0	(c)	0	0	0		0	0	0		0
Vivian Manevich, CAO Through Dec. 2002	2004	0	(c)	0	0	0		0	0	0		0
Vivian Manevich, CAO Through Dec. 2002	2003	0	(c)	0	0	0		0	0	0		0

a) Effective January 1, 2002, GlobeTel entered into a three-year employment agreements with its key management. Effective 2005, the agreements were renewed automatically on a year-to-year basis.

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

(b) In addition to the base compensation, the employment agreements provide for payment of bonuses that at a minimum equal the executives' base compensation, unless otherwise agreed to by the executives. As of December 31, 2003 and 2002, the executives all agreed not to receive bonuses they are entitled to pursuant to the employment agreements. For 2004, the executives received bonuses as entitled to under the agreements. The bonuses received were equal to the amount of gross compensation received during 2004. All executive bonuses for 2004 were included in the Employee Stock Option Plan (see Note 26 to financial statements) and paid with stock options.

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

NAME	POSITION	SHARES EXERCISE (POST-SPLIT)	VALUATION
HUFF, TIMOTHY	Chief Executive Officer/ Director	500,000	$900,000
COLEMAN, LEIGH A	Former President	211,734	$381,121
JIMENEZ, THOMAS Y	Chief Financial Officer	280,216	$504,389
SIEGEL, MITCHELL A	Senior VP/Director	369,022	$664,240
LYNCH, LAWRENCE E	Chief Operating Officer	12,897	$29,020
SEROUSSI, JOSEPH	Chief Technical Officer	172,065	$309,717
HINTON, JERROLD	Former President/ Former Director	100,000	$180,000
MOLEN, MICHAEL	Former Director	8,715	$15,687
TOTAL - OFFICERS & DIRECTORS		1,654,649	2,984,174

OUTSTANDING EQUITY AWARDS

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Timothy Huff	1,782,964			0.675	December 31, 2006
	1,647,442			0.675	December 31, 2007
	116,527			0.675	April 1, 2007
Thomas Jimenez	633,842			0.675	December 31, 2006
	877,810			0.675	December 31, 2007
Jerrold Hinton	1,577,367			0.675	December 31, 2006
	569,416			0.675	December 31, 2007
Mitchell Siegel	851,853			0.675	December 31, 2006
	1,093,113			0.675	December 31, 2007
Leigh Coleman	133,333			0.675	December 31, 2006
	574,438			0.675	December 31, 2007

COMPENSATION OF DIRECTORS

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)		(f)	(g)	(j)
Sir Christopher Meyer, Chairman (2005)			25,000				25,000
J. Randolph Dumas, Vice Chairman (2005)	62,500	4,397,097	6,250				4,465,847
Przemyslaw L. Kostro, Former Chairman (2005)			18,750				18,750
Przemyslaw L. Kostro, Chairman (2004)			443,750				443,750
Przemyslaw L. Kostro, Chairman (2003)							0
Laina Green (2005)	—	85,575	19,000	—	—		104,575
Michael Molen (2005)	—	—	18,520	—	—		18,520
Michael Molen (2004)	—	—	18,750	—	—		18,750
Kyle McMahan (2005)	—	—	25,000	—	—		25,000
Kyle McMahan (2004)	—	—	18,750	—	—		18,750

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Item 7, Notes 25 and 26 Common Stock Transactions and Stock Option, respectively, to the Notes to Consolidated Financial Statements.

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

10.1	Asset Purchase Agreement between the Company and Sanswire, Inc.(incorporated by reference)

10.2	Asset Purchase Agreement between the Company and Stratodyne,Inc. (incorporated by reference)

10.3	Subscriptions Agreements between the Company and Preferred Series A,B,C, and D shareholders (incorporated by reference)

31.1	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer required by Rule 13a-14(a)/15d-14(a)

32.1
Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBETEL COMMUNICATIONS CORP.

By:	/s/ Jonathan Leinwand
Name: Jonathan Leinwand, Title: Chief Executive Officer (Principal Executive Officer)

Dated: December 4, 2007

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Jonathan Leinwand Jonathan Leinwand	Chief Executive Officer, Principal Financial Officer and Director	December 4, 2007

/s/ Przemyslaw Kostro Przemyslaw Kostro	Chairman of the Board	December 4, 2007