Form 10KSB
period 2006-12-31
GLOBETEL COMMUNICATIONS CORP
filed 2008-07-09
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-23532

GLOBETEL COMMUNICATIONS CORP.
(Name of small business issuer in its charter)

Delaware	88-0292161
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

101 NE 3 rd Ave, Suite 1500, Fort Lauderdale, Florida 33301
(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number: (954) 332-3759

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Name of exchange on which registered

Securities registered pursuant to Section 12 (g) of the Exchange Act: Common Stock Par Value $.00001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. ☐ No: ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No: ☒

State issuer's revenues for its most recent fiscal year ended December 31, 2006: $37,808.

As of July 1, 2008, there were 146,198,784 shares of the issuer's common stock issued and outstanding. Affiliates of the issuer own 1,851,111 shares of the issuer's issued and outstanding common stock and the remaining 144,347,673 shares are held by non-affiliates. The aggregate market value of the shares held by non-affiliates at July 1, 2008 was $13,279,986.

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

PART I

Forward-Looking Statements and Risk Factors

Certain information included in this Form 10-KSB and other materials filed or to be filed by GlobeTel Communications Corp. ("GlobeTel," the “Company”, "we", "us" or "ours") with the Securities and Exchange Commission (as well as information included in oral or written statements made from time to time by us, may contain forward-looking statements about our current and expected performance trends, business plans, goals and objectives, expectations, intentions, assumptions and statements concerning other matters that are not historical facts. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as "believe", "plan", "will likely result", "expect", "intend", "will continue", "is anticipated", "estimate", "project", "may", "could", "would", "should" and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements.

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

The following risk factors may affect our operating results and the environment within which we conduct our business. If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements. These risk factors include, but are not limited to, changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending, including the armed conflict in Iraq or other potential countries; increasing competition in the VoIP segment of the telecommunications industry; adverse Internet conditions which impact customer traffic on our Company's networks in general and which cause the temporary underutilization of available bandwidth; various factors which increase the cost to develop and/or affect the number and timing of the openings of new networks, including factors under the influence and control of government agencies and others; fluctuations in the availability and/or cost of local minutes or other resources necessary to successfully operate our Company's networks; our Company's ability to raise prices sufficiently to offset cost increases, including increased costs for local minutes; the feasibility and commercial viability of our Stratellite project; related contemplated funding from third parties to finance the project, and necessary cooperation with various military and non-military agencies of the United States government, and similar agencies of foreign government and telecommunication companies; depth of management and technical expertise and source of intellectual and technological resources; adverse publicity about us and our networks; our current dependence on affiliates in our overseas markets; relations between our Company and its employees; legal claims and litigation against the Company; including the recently commenced SEC investigation; the availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures; changes in, or any failure to comply with, governmental regulations; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; and other risks and uncertainties referenced in this Annual Report on Form 10-K. This statement, and any other statements that are not historical facts, are forward-looking statements.

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

ITEM 1. DESCRIPTION OF BUSINESS

General

GlobeTel Communications Corp. ("Globetel", “we”, “us”, or the “Company”), a Delaware corporation established in July 2002, is engaged in the business of airships and telecommunications delivery systems. GlobeTel operates business units in the sale of Internet telephony using Voice over Internet Protocol ("VoIP") technology and equipment, and wireless communications both domestically and internationally. In addition, we are developing high-altitude airships called Stratellites that will be used to provide wireless voice, video, and data services.

Reverse Stock Split

GlobeTel is authorized to issue up to 250,000,000 shares of Common Stock, par value $0.00001 per share, (subsequent to a 15-for-1 reverse stock split on May 23, 2005 and subsequent to an increase in the authorized shares from 150,000,000 to 250,000,000 at the shareholder meeting on June 21, 2006) and 10,000,000 shares of Preferred Stock, par value $0.001. The post split share calculation will be used throughout this document, unless noted. 760,000 shares of Preferred Stock has been allocated into different series of issuance and the remaining 9,240,000 shares is a so-called "blank check" preferred, meaning that its terms such as dividends, liquidation and other preferences, are to be fixed by our Board of Directors at the time of issuance. The dividends, liquidation rights and other preferences for each class of Preferred Stock are explained in Item 7, Financial Statements, Note 20.

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

On November 26, 2007 the SEC announced that it had filed a civil lawsuit against two former employees of GlobeTel alleging that Joseph J. Monterosso, former Chief Operating Officer of GlobeTel and former president of the Company’s Centerline Communications Subsidiary, and Luis Vargas, an employee of Centerline, engaged in a scheme to create $119 million in revenue that was subsequently reported on the Company’s financial statements as filed with the Commission. Securities and Exchange Commission v. Joseph J. Monterosso and Luis E. Vargas , Civil Action No. 07-61693 (S.D. Fla., filed on November 21, 2007).

On May 1, 2008 the SEC filed a lawsuit (the “complaint”) against GlobeTel and three of the company's former officers (Securities and Exchange Commission v. GlobeTel Communications Corp., Timothy J. Huff, Thomas Y. Jimenez and Lawrence E. Lynch, Case No. 08-CV-60647 (S.D. Fla., filed May 1, 2008).  The complaint filed represents decisions and actions taken by GlobeTel's management team during the company's operations covering 2004-2006.  Specifically the complaint concerns former CEO Timothy Huff, former COO and CFO Larry  Lynch, and former CFO Thomas Jimenez.  The complaint reiterates that former officer Joseph Monterosso and former employee Louis Vargas conspired to and carried out a scheme to fraudulently cause the company to report 119 million dollars in nonexistent revenue. The company no longer has any relationship with those individuals.  As a result of the alleged schemes and actions of the previous management mentioned in the complaint, the company is diligently working to come into compliance with all relevant regulations.  The company has formally exited all businesses associated with the alleged schemes and continues to operate under new management with the goal of completing the restructuring of the company and focusing all its efforts on new opportunities in the aerospace sector.

The Company has filed amendments to its annual reports on Form 10-K and 10-KSB for the years ending December 31, 2005, and December 31, 2004, respectively, restating its financial statements for these periods.

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

International Wholesale Carrier Traffic

The business of International Wholesale Carrier traffic is a business whereby we bought and sold large blocks of calling minutes with particular origination and termination points. In some instances, we would enter into agreements with established international telephone carriers to deliver international calls into their domestic telephone networks for termination to the parties being called. Additionally we purchased a bulk package of minutes to specific destinations and resold these minutes in smaller quantities to individual and business customers. In most instances, our customers prepaid for these minutes or posted letters of credit with our bank, securing their purchases. Beginning in July 2004, we began to migrate these operations from GlobeTel, the parent company, to our subsidiary, Centerline and its subsidiaries. The migration was completed in the beginning of September 2004.

In 2007, the Centerline business was wound down and the Company has liquidated most of the Centerline assets. Additionally, certain revenues reported by Centerline are being restated and are the subject of an investigation by the Securities and Exchange Commission. The Commission believes that certain former officers and employees of the Company improperly recognized revenue from carrier traffic that ran off third party telecommunications switches, and created false invoices with regard to such revenue.

Networks

To provide the above described services we interconnected with licensed carriers in each country we desired to provide calling services. In some countries, we placed electronic equipment called a "hub" on the carrier's premises and then interconnected with their local network. In other countries, we would connect directly to the carrier's hub, which was connected to the local telephone network in that country. Historically, we maintained hubs in Miami, Los Angeles, Monterrey Mexico, Sao Paulo, Brazil and Hong Kong. When we would establish service to a new country and traffic volume was relatively low, we created a "virtual" network connection between the two hubs. Virtual networks have been described as "tunnels" through the Internet.

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

These enhanced services were part of the Stored Value assets, further discussed below, which were part of an agreement with Gotham Financial Services (“Gotham”). On November 3, 2006, GlobeTel Communications Corp. entered into an agreement regarding the stored value card assets that was also known as the Magic Money program, to Gotham. Under terms of the agreement, Gotham acquired substantially all of the assets, which include the stored value program, financial processing switch and contracts totaling $5,279,567, and assumed the liabilities of associated with the program including certain employees and leased office space totaling $57,500, but due to the lack of consideration received, no sale has been recorded and the assets were instead impaired.

The agreement calls for the payment, over a 3 to 6 year period, of $3,250,000 with additional clauses that could bring the total to $4,000,000. The length of the payment period depends upon Gotham making certain minimum payments. Revenues earned by GlobeTel will be based on the successful rollout of the platform by Gotham and on user fees following a formula that considers the total number of transactions on a Stored Value card and use of the card at any ATM, Point-of-Sale (POS) or other transaction, under closed and committed contracts GlobeTel had at the time of sale, and the number of transactions utilizing the Financial Processing Switch. As of the date of this report, no payments have been received in relation to this agreement. In the event the Company does receive future payments, it will record the payments as income at the time they are received.

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

The following 2 Stored Value Service Agreements & Programs were transferred to Gotham Financial as part of an agreement involving the MagicMoney program in November 2006.

Englewood Agreement

In May of 2004, we signed a joint venture agreement with Englewood Corporation (“Englewood”) whereby Englewood would provide all of its current and future business opportunities to GlobeTel. This included carrier customers, carrier termination networks, stored value products and services and value added ATM, debit and credit card products for both financial and non financial products and services and the processing capabilities for such transactions on ATM/debit card networks including but not limited to MasterCard Inc, MasterCard International, VISA and private banking ATM networks. This was transferred to Gotham as part of an agreement involving the Stored Value assets.

Processing Switch Agreement

In August 2004, through Englewood, we entered into an agreement to join with Grupo Ingedigit C.A. ("GI"), a certified MasterCard third party transaction processor and the leading electronic financial transactions services backbone provider for the banking industry in Venezuela, establishing a new venture in Miami, Florida providing domestic and worldwide financial transaction processing services. This domestic venture combined with GI's current international processing capabilities will support on its own network all the Magic Money and other private label GlobeTel stored value card programs around the world, as well as other third party cards. Both parties were to contribute equally to the operation of the Miami switch. The switch was expected to be certified to process MasterCard, Visa, Cirrus, and other independent ATM network transactions. Operations were expected to begin by the third quarter of 2005. The switch was to be installed and integrated by Englewood; however the Switch was included in an agreement with Gotham Financial involving the Stored Value assets in November 2006.

HotZone Wireless

In September 2004, the Company entered into an independent contractor agreement with Hotzone Wireless, LLC (“HotZone”), a service provider for consulting/engineering services related to the Sanswire Stratellite project. The non-exclusive service provider provided engineering / consulting services, transmission equipment, and installation and testing of equipment. The term of the agreement was for six (6) months and was automatically renewable for additional one (1) year terms after the initial term unless terminated by either party. As initial compensation, the Company paid the service provider $10,000 per month. This agreement was terminated during fiscal year 2005.

On June 2, 2005, the Company entered into an agreement to acquire assets of HotZone Wireless LLC and its principal owner, Ulrich Altvater, who was also HotZone Wireless’ principal engineer. Upon the acquisition, Mr. Altvater became President of GlobeTel Wireless Corp., a wholly-owned subsidiary of GlobeTel. The acquisition transaction, which closed during the three months ended September 30, 2005, was paid with $27,000 cash and provides for a total of 2 million (post split) shares of the Company's common stock to be issued in increments of 666,667 shares on each of the first, second, and third anniversary dates of the agreement, assuming that certain milestones are achieved. The first milestone was achieved for 2005, and accordingly, 666,667 shares were issued during fiscal year 2006. The remainder of the shares were issued in 2007.

Mr. Altvater subsequently left the Company and the Company entered into a consulting agreement with him to continue to provide technical support and manufacturing to the Company. That agreement was terminated in May 2007 and the Company has filed an action for the return of certain property held by Altvater pursuant to the consulting agreement. The Company and Altvater are currently in negotiations to resolve the outstanding matters between the parties.

The Company has installed a HotZone based wireless network in and around Pachuca, Mexico, northwest of Mexico City. At this time, the Company cannot determine whether or not this venture will be successful in its current form. The joint venture, No Mas Cables de Mexico, SA de CV provides coverage to approximately 8,000 housing units, but penetration of the service has been lower than expected. With our partners, VPN de Mexico sa de cv, we are exploring how to increase market penetration and which other markets would benefit from the services offered.

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

In December 2006, Sanswire demonstrated the Sanswire 2A Technology Demonstrator that opened a new area of service for the Company: low and mid-altitude airships. In 2007, Sanswire introduced the SAS-51, a low altitude airship. This airship been designed to address the growing military and defense markets; providing integrated solutions for Homeland Security, Border Control and persistent surveillance. These airships will supplement the high-altitude airship, Stratellites that can be used to provide wireless voice, video, and data services.

In September 2007, GlobeTel entered into letter of intent with TAO Technologies GmbH, a German company specializing in the design of remotely operated airships. GlobeTel had been working with TAO since 2005. Pursuant to the letter of intent GlobeTel will purchase 50% of TAO, and TAO will be renamed Sanswire-TAO GmbH. The Company will be focused on the design, development and production of unmanned aerial vehicles. It is expected that Sanswire-TAO will be based chiefly in Stuttgart. The acquisition of 50% of TAO follows the October 2005 development agreement between Sanswire and TAO that resulted in the construction and testing of the Sanswire 2A.

The letter of intent calls for TAO and GlobeTel/Sanswire to share sales and marketing rights of various aerial vehicles developed and currently owned by TAO. Additionally, upon closing of definitive agreements, TAO will grant to Sanswire-TAO the respective patents and intellectual property rights covering the products, including the AirChain segmented airship.

In November 2007, the Company entered into a Licensing and Technical Cooperation Agreement with TAO. TAO granted to Globetel an exclusive license for the territories of the US, Canada, Mexico and Chile for the marketing and distribution of airships based upon the technologies patented and developed by TAO. TAO will also provide testing and engineering support for the development of airships to meet the criteria required by Sanswire customers. GlobeTel is obligated to provide TAO with engineering orders of at least $1,000,000 per year and certain cash and stock payments on a quarterly basis.

Since the signing of the agreements, Sanswire and TAO have performed several airship tests in Germany.

Competitive Business Conditions - Telecommunications Services

The telecommunications industry is highly competitive, rapidly evolving and subject to constant technological change and to intense marketing by different providers of functionally similar services. Since there are few, if any, substantial barriers to entry, except in those markets that have not been subject to governmental deregulation, we expect that new competitors are likely to enter our markets. Most, if not all, of our competitors are significantly larger and have substantially greater market presence and longer operating history as well as greater financial, technical, operational, marketing, personnel and other resources than we do. Due to these competitive conditions and the high cost of capital associated with running the business, the Company has decided to shut down its telecommunications operations.

Competitive Business Conditions - Sanswire Project

We are aware of other companies that are also developing high altitude platforms similar in nature to our Stratellite project. Our competitors, though, may have more resources available to develop their respective products. Furthermore, since the Sky Sat and Stratellite project are currently in the development stage, there can be no assurance that the project will successfully complete the development stage and result in a commercially viable product. Even if a properly functioning, commercially viable product is established there can be no assurance that revenues will be achieved from the sales of Stratellites or other airships or that the costs to produce such revenues will not exceed the revenues or that the project will otherwise be profitable. There can be no assurance that we will be able to successfully achieve the results we anticipate with this project.

Sources and Availability of Hardware and Software

GlobeTel has developed in-house proprietary software for network applications and stored value products. We are dependent upon many suppliers of hardware and software. However we use equipment from prime manufacturers of equipment including Cisco, Motorola, SUN, HP and Newbridge Networks, among others. Equipment for the Stratellite, SAS-51 and the prototypes thereof are custom made for those products and are dependent upon either single or limited number of suppliers for certain goods. Failure of a supplier could cause significant delays in delivery of the airships if another supplier cannot be promptly found.

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

We intend to file for patents covering unique design and intellectual property covering the design and engineering of the Stratellite, but will wait until these are finalized. We have additionally entered into an agreement with TAO Technologies GmbH, with whom Sanswire has collaborated since 2005. This agreement provides exclusive licensing rights for TAO’s airship technologies and allows Sanswire to register the TAO patents in the United States.

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

During 2007, Globetel and its subsidiaries incurred payroll tax liability during the normal course of business at each payroll cycle. The Company submitted certain withholding tax payments during the first quarter through a payroll processor, ADP. Subsequent thereto, the Company no longer processed its payroll through ADP. During this time, the Company did not file the appropriate tax forms or deposit the appropriate withholding amounts. The Company has recognized this issue and contacted the IRS accordingly to bring its filings up-to-date and pay any taxes due. The Company may be subject to penalties and interest from the IRS.

IPW

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

As of September 30, 2003, IP World Ltd. was in liquidation and was no longer listed in the Australian Exchange. The Company then ceased transacting with IPW. Therefore, the Company expensed $4,301,500 in stock receivable as well as the $1,600,000 in stock it had in its name during the three months ended September 30, 2003. As of December 31, 2004, the Company believed that the likelihood of recovering any such amounts is remote. Based upon the foregoing and the Company’s recent restatement of its 2004 and 2005 financial statements, the Company is evaluating whether such transactions should be presented differently on the Company’s financial statement with the potential effect of eliminating the loss from the Company’s net loss (without adding the same back to income).

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

Research and Development

Research and development costs for 2006 and 2005 were $1,573,150 and $9,467,670, respectively for our Sanswire project. Since our acquisition of the Sanswire assets in April 2004, amounts of time and resources devoted to these businesses are expected to continue increasing in the near team as our Stratellite project continues and expands. We had additional research and development costs of $110,167 for 2006 and $26,553 in 2005 which were associated with our discontinued operations of Globetel Wireless.

Number of Total Employees and Number of Full-Time Employees

As of July 1, 2008 we have 7 full-time employees, including our executive officers and employees of our subsidiaries. We do not believe that we will have difficulty in hiring and retaining qualified individuals in the fields of Internet telephony and other communications projects although the market for skilled technical personnel is highly competitive.

ITEM 2. DESCRIPTION OF PROPERTY

GlobeTel’s corporate offices are now located at 101 NE 3 rd Ave., Suite 1500, Fort Lauderdale, FL 33301. Base rent is $2,000 per month plus the cost of services used by GlobeTel. The lease is for a period of 6 months.

The Company previously leased office facilities at 9050 Pines Blvd., Suite 110, Pembroke Pines, Florida 33024, as of April 1, 2004. This lease will expire in June 2009, and had an initial monthly rent of $5,462. In November 2004, the Company leased additional adjacent space at the Pembroke Pines, Florida location under the same terms and period as the existing lease, bring the total monthly rent to $9,186.

In June 2005, we negotiated with the landlord to lease an additional 5,000 square feet office on the second floor of our prior facility, 9050 Pines Blvd., Pembroke Pines, Florida 33024. The Company began occupancy of this office in April 2006 and the lease expires in June 2009 with a monthly rent of $9,186 (including sales tax). GlobeTel vacated the premises in March 2006, having turned over the space to Gotham as part of the sale of the Stored Value assets to Gotham. However, there was unpaid rent due on both the first and second floor suites. In August 2007, the landlord received a judgment in the amount of $206,730.

GlobeTel formerly leased facilities at 444 Brickell Avenue, Suite 522, Miami, Florida 33131. The Company was under a five-year lease expiring April 2005, with a monthly rent of $3,463. In January of 2005 the Company satisfied its lease obligation related to this office.

Until September 2007, the Company leased a 66,000 square foot space hanger in Palmdale, California. The initial lease, between Sanswire Networks, LLC and the City of Los Angeles World Airports, was for a term of three months, ended July 22, 2005 with a monthly rent of $19,990. On June 8, 2005 the lease term was amended for fifteen months, commencing June 8, 2005 through September 7, 2006, with two one-year options. Concurrently with the signing of the amended lease, the parties entered into a reimbursement agreement to share the cost of certain improvements.

As of October 2007, Sanswire no longer occupies a hangar at Palmdale Regional Airport, the monthly cost of this space was $20,847. This facility was adjacent to the United States Air Force’s Plant 42 and Edwards Air Force Base. Sanswire constructed and tested Stratellite and Sky Sat prototypes at the facility. The hangar also included administrative office space. Sanswire is indebted to Los Angeles World Airports, the lessor of the hangar, in the amount of $161,761.

Sanswire Technologies, Inc., the company from which we purchased our Sanswire, LLC assets, had an office space lease in Dekalb County, GA. The lease term was from April 1, 2004 through March 31, 2005, with monthly rent of $2,628. Although not directly obligated on this lease, Globetel paid the monthly rent from May 2004 through March 2005, whereas employees of our subsidiary, Sanswire, LLC, utilized the premises. The employees have since vacated the premises and the Company no longer occupies the space and is no longer obligated for any lease payments.

ITEM 3. LEGAL PROCEEDINGS

Securities and Exchange Commission

In March 2006 the Company received a request from the Securities and Exchange Commission (the “SEC”) regarding the purchase of Company shares by an administrative assistant around the time of a material corporate announcement. The SEC asked for information regarding the announcement and the assistant’s knowledge of the announcement. The SEC later informed the Company that it did not intend to proceed with its investigation into the assistant.

The Company received a formal order of investigation from the SEC on September 28, 2006. The formal order only named the Company and was not specific to any particular allegations. Through the use of subpoenas, the SEC has requested documentation from certain officers and directors of the Company. In subsequent subpoenas, the SEC has asked for additional documents and information.

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

On May 2, 2008, the Securities and Exchange Commission (“SEC”) filed a lawsuit in the United States District Court for the Southern District of Florida against GlobeTel Communications Corp. (the “Company”) and three former officers of the Company, Timothy J. Huff, Thomas Y. Jimenez and Lawrence E. Lynch. The SEC alleges, among other things, that the Company recorded $119 million in revenue on the basis of fraudulent invoices created by Joseph Monterosso and Luis Vargas, two individuals formerly employed by the Company who were in charge of its wholesale telecommunications business.

The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Company intends to vigorously defend itself in this action.

Joseph Monterosso

In October 2007 the Company filed a lawsuit in the Circuit Court for Broward County, Florida against Joseph J. Monterosso alleging Libel, Slander and Defamantion, Tortious Interference, Violations of FS § 836.05 (THREATS EXTORTION)  and violations of FS §517 (Securities Fraud). Mr. Monterosso has not yet been served with the complaint.

Wachovia v. GlobeTel

In connection with the operations of Globetel Wireless Europe GmbH and the acquisition of Altvater GmbH, the Company guaranteed a letter of credit in the amount of $600,000. Upon Globetel Wireless Europe GmbH ceasing operations, the letter of credit was drawn upon. The letter of credit was not collateralized. In September 2007, Wachovia filed a lawsuit in Broward County in an attempt to recover the amount through arbitration with the American Arbitration Association. The Company is reviewing the matter and has not made a determination as to its defenses or the validity of the claim.

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

The Company and the Plaintiff have reached a settlement in principle that has been filed with the Court for approval. Under the terms of the proposed settlement agreement in the class action, the Company’s D&O insurance carrier will make a cash payment to the class of $2,300,000, less up to $100,000 for potential counsel fees and expenses. All claims in the class action will be dismissed with prejudice. The US District Court for the Southern District of Florida has approved the final order on settlements reached in its pending securities class action and a shareholder derivative action on February 4, 2008.

Alexsam v. GlobeTel

In August, 2004, GlobeTel was sued in the United States District Court for the Eastern District of Texas, Marshall Division, in a civil action entitled Alexsam, Inc. v. FSV Payment Systems, Ltd. et al. , Civil Action No. 2-03CV-337 (“the Texas Lawsuit”). In this action, Alexsam alleged that GlobeTel infringed U.S. Patent No. 6,000,608, issued on December 14, 1999, entitled “Multifunction Card System”, and U.S. Patent No. 6,189,787, issued on February 20, 2001, entitled “Multifunctional Card System” (collectively referred to as “the Patents”). On October 8, 2004, GlobeTel filed a motion in the Texas Lawsuit to dismiss the entitled action. GlobeTel’s motion to dismiss was granted on January 14, 2005.

GlobeTel then took two actions against Alexsam. GlobeTel filed a motion in the Texas Lawsuit seeking to recover the attorneys’ fees and costs it incurred defending itself. GlobeTel also filed a Declaratory Judgment lawsuit against Alexsam, Inc. and Robert Dorf in the United States District Court for the Southern District of Florida, Ft. Lauderdale Division, in a civil action entitled GlobeTel Communications Corp. v. Alexsam, Inc. et al. , Civil Action No. 05-60201-CIV (“the Florida Lawsuit”). This lawsuit sought, among other things, a declaration that GlobeTel’s product and service offerings would not infringe the Patents.

Alexsam and GlobeTel subsequently settled their dispute in 2006. In exchange for granting a non-exclusive license to GlobeTel for the Patents, GlobeTel withdrew its motion for attorneys’ fees in the Texas Lawsuit and dismissed the Florida Lawsuit. The License Agreement was made and entered into in September 2005. The license taken by GlobeTel extends further to GlobeTel’s customers, bank partners, third party financial processors and cardholders, and all those in privity with any of them, but only to the extent those entities’ activities relate to GlobeTel and its license.

Derivative Action

On July 10, 2006 a derivative action was filed against the officers and directors of GlobeTel alleging that they have not acted in the best interest of the Company or the shareholders and alleged that the transaction to install wireless networks in Russia was a “sham.” The lawsuit is pending in the Federal District Court for the Southern District of Florida (Civil Case No. 06-60923). The Company believes that the suits are without merit and will vigorously defend against it. The Company has hired outside counsel to defend it in this action. The Company and the Plaintiff have reached an agreement in principle to settle this action and have submitted such settlement with the Court for its approval. Under the terms of the settlement, Company’s D&O insurance carrier will pay $60,000 in attorneys’ fees to plaintiff’s counsel, the Company will implement or maintain certain corporate governance changes, and all claims will be dismissed with prejudice.

Mitchell Siegel v. Globetel

On February 2, 2007, GlobeTel was sued in the Circuit Court for Broward County, Florida entitled Mitchell Siegel v. Globetel Communications Corp. , Case no. 0702456 (“the Siegel Lawsuit”). In this action, Siegel sued GlobeTel for breach of contract in regards to a Key Executive Employment Agreement. On February 15, 2008, both parties entered into a settlement agreement whereas Mr. Siegel would receive $175,000 worth of stock, payable over 12 months, and 50% of the gross proceeds, up to a total amount of $300,000, received from Gotham pursuant to the October 2006 agreement.

Former Consultants

We are a defendant in two lawsuits filed by Matthew Milo and Joseph Quattrocchi, two former consultants, filed in the Supreme Court of the State of New York (Richmond County, Case no. 12119/00 and 12118/00). These matters were subsequently consolidated as a result of an Order of the Court and now bear the singular index number 12118/00. The original lawsuits were for breach of contract. The complaint demands the delivery of 10,000,000 pre split shares of ADGI stock to Milo and 10,000,000 pre split shares to Quattrocchi. GlobeTel was entered into the action as ADGI was the predecessor of the Company. The suit also requests an accounting for the sales generated by the consultants and attorneys fees and costs for the action. The lawsuits relate to consulting services that were provided by Mr. Milo and Mr. Quattrocchi and a $50,000 loan advanced by these individuals, dated May 14, 1997, of which $35,000 has been repaid.

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

Trimax Wireless

On July 3, 2007 GlobeTel filed suit against its former employee Ulrich Altvater and his company Trimax Wireless seeking the return of certain equipment held at the former GlobeTel Wireless offices and for the return of $175,000 lent to Altvater by the Company. The replevin action against Trimax was dismissed on the basis of venue and the Company intends to refile the suit with regard to Trimax in Collier County, Florida.

On July 12, 2007, the Company announced that it terminated its agreement with Mr. Altvater and his company, Trimax Wireless, Inc.

In August 2007, Altvater and Trimax filed suit against GlobeTel alleging, defamation, conversion, breach of contract and seeking injunctive relief. GlobeTel successfully moved to have the two cases consolidated and has filed a Motion to Dismiss this suit. The Company intends to vigorously defend this suit, but no assurance can be given about the outcome of the litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ANNUAL MEETING

On June 16, 2006, by written consent of the majority vote of its shares at the Company's annual meeting, the shareholders re-elected the Company’s directors and approved all proposals. The directors included, Timothy Huff, J. Randolph Dumas, Dorian Klein, Jonathan Leinwand, Amb. Ferdinando Salleo, and Michael Castellano. Additionally, proposals to ratify Dohan & Co. CPA's PA as our auditors, and increase the number of authorized common shares from 150 million to 250 million were all approved.

The following table lists the number of votes cast for each matter, including a separate tabulation with respect to each nominee for office. There were no votes against and no abstentions. The total number of shares eligible to vote were 92,940,883, and the total number of shares voted were 81,524,314.

J. Randolph Dumas	79,313,917
Timothy Huff	78,903,222
Jonathan Leinwand	79,310,932
Dorian Klein	79,851,604
Amb. Ferdinando Salleo	79,781,689
Michael Castellano	79,850,614

Ratify the Company's appointment of Dohan and Company, CPAs, PA as independent auditors of the Company for the fiscal year ending December 31, 2006	80,627,624

Increase the number of authorized common shares from 150,000,000 (One Hundred Fifty Million) to 250,000,000 (Two Hundred Fifty Million)	73,996,798

There were no other matters brought to a vote of security holders during the 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) MARKET PRICE

Effective May 6, 2005, by written consent of the majority vote of its shares, the Board of Directors approved a reverse split of our shares of common stock on a one for fifteen (1:15) basis, in preparation for our move to the American Stock Exchange, which occurred on May 23, 2005. All common stock amounts in this report have been retroactively restated to account for the reverse stock split, unless otherwise noted. Prior to being listed on the American Stock Exchange, our common stock was quoted on the Over-the-Counter Bulletin Board (OTCBB) quotation system under the symbol “GTEL”. Since its move to AMEX, GlobeTel stock traded under the symbol of “GTE". In October 2006, our stock was delisted from the AMEX and began trading on the Pink Sheets under the symbol “GTEM”. Since October 2006 our shares of common stock have been quoted on the Pink Sheets quotation system under the symbol “GTEM."

The following information sets forth the high and low bid price of our common stock during fiscal 2005, and 2006 and was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	HIGH	LOW
CALENDAR 2005
Quarter Ended March 31	$5.55	$0.45
Quarter Ended June 30	$4.05	$2.25
Quarter Ended September 30	$2.88	$1.14
Quarter Ended December 31	$4.34	$1.25

CALENDAR 2006
Quarter Ended March 31	$3.92	$2.48
Quarter Ended June 30	$2.30	$1.07
Quarter Ended September 30	$1.21	$0.41
Quarter Ended December 31	$0.62	$0.25

(b) HOLDERS

As of the date of this report, there were approximately 28,000 beneficial owners and 1,400 registered holders of our common stock.

(c) DIVIDENDS

The Company has never paid a dividend and do not anticipate that any dividends will be paid in the near future. It currently has no funds from which to pay dividends and as of December 31, 2006, our accumulated deficit was $108,790,248. The Company does not expect that any dividends will be paid for the foreseeable future.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the information indicated with respect to our compensation plans as of December 31, 2006, under which our common stock is authorized for issuance.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	20,173,602	$.894	—
Equity compensation plans not approved by security holders	—	—	—
Total	20,173,602	$.894	—

In December 2004, we established our 2004 Stock Option Bonus Plan, wherein the board of directors authorized the issuance of stock options totaling 1,765,833 shares to the officers and employees of the Company as payment of accrued bonuses through December 31, 2004. The stock options are exercisable at the lower of $.675 per share or 50% of the closing market price at the date of exercise.

In December 2004, the board of directors authorized the issuance of stock options totaling 247,886 shares to the directors of the Company as payment of accrued board members' stipends through December 31, 2004. The stock options are exercisable at the lower of $.5865 per share or 50% of the closing market price on date of exercise.

In January 2005, the option holders exercised their rights to convert a portion of the stock options pursuant to the Officers Stock Grant Plan, the 2004 Stock Option Bonus Plan, and the options for accrued directors' stipends into common stock at $.675, and, as a result, we issued 2,000,000 shares of common stock in January 2005, in accordance with the stock option agreements.

In November 2005, the Company established its 2005 Stock Option Bonus Plan, wherein the board of directors authorized the issuance of stock options for restricted shares totaling 1,509,180 shares to the officers and employees of the Company as payment of accrued bonuses through December 31, 2005. The stock options are exercisable at $2.12, based on the closing market price of the Company's free-trading shares on the date the options were granted. Through the date of this report, none of these options have been exercised.

During 2005, the board of directors authorized the issuance of stock options for restricted shares totaling 199,490 shares to the directors of the Company as board members’ compensation for services through December 31, 2005. The stock options are exercisable at various amounts, ranging from $1.99 to $4.35 per share, based on the closing market price of the Company's free-trading shares on the date the options were granted, except for a now former director who was issued 37,500 and 30,000 options shares at $1.49 and $0.99, respectively. Through the date of this report, none of these options have been exercised.

During 2006, the board of directors authorized the issuance of stock options for restricted shares totaling 2,003,215 shares to the directors of the Company as board members’ compensation for services through December 31, 2006. The stock options are exercisable at various amounts, ranging from $1.21 to $2.30 per share, based on the closing market price of the Company's free-trading shares on the date the options were granted.

In addition to the above parties, the Corporate Secretary / General Counsel and the Senior Vice-President were awarded .75% and 2%, respectively, of the total shares outstanding, at the fair market value of the Company's stock on the date the options were granted. Also, a board member, Randolph Dumas, was awarded 2.5% of the total shares outstanding, exercisable at $1.79 per share. A total of 13,992,374 and 6,654, options shares were granted for 2005.

2004 STOCK OPTIONS EXERCISED IN 2005

During 2005, a total of 1,785,490 of stock options shares were exercised and issued (net of shares used to pay for "cashless" options"), with payment in cash and common stock subscriptions receivable totaling $92,906, pursuant to the 2004 Stock Option Bonus Plan, the Officers' Stock Option Grant Plan, and for accrued board members' stipends, and, furthermore, these shares were registered by the Company's filing a Form S-8 registration statement. The number of shares registered were allocated to the individuals exercising the options based a ratio of the number of options held by each individual to the total number of options held by all individuals.

In addition, certain employees, vendors, professionals and consultants were paid with common stock (see Note 18 to financial statements) and with stock options (see Note 19 to financial statements) and certain investment banking and broker's fees were paid with preferred stock (see Note 20 to financial statements) in lieu of cash compensation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Twelve months ended December 31, 2006 ("Fiscal 2006" or "2006" or "the current year") compared to twelve months ended December 31, 2005 ("Fiscal 2005" or "2005" or "the prior year").

RESULTS OF OPERATIONS

REVENUES. During fiscal 2006, our gross sales were $37,808, representing a decrease of 95.5% over the prior year when our gross sales were $839,163. Our revenues decreased primarily due to a decrease in revenues from network management fees.

Revenues generated included $404 from our Store Value Card as compared to no revenues in the prior year and $37,404 from the sale of IP Phones for the current year as compared to $3,154 in the prior year. No revenues were generated from our Magic Money program for the current year as compared to $109,023 in the prior year.

COST OF SALES. Our cost of sales consists primarily of the wholesale cost of buying IP Phones as well as network bandwidth. During fiscal 2006, we had cost of sales of $96,168 representing a decrease of 87.6% from $774,829 for fiscal 2005.

GROSS MARGIN (LOSS). Our gross loss was $58,360 or 254% for fiscal 2006, compared to our gross profit of $64,334 or 7.7% for fiscal 2005, a decrease of $122,694 or 190.7%. The decrease is primarily due to the fact that there were so few sales in regards to IP Phones and there associated cost of operating.

OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, bad debts, investment banking and financing fees, investor and public relations, research and development, sales commissions, telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for fiscal 2006 were $13,158,474 compared to fiscal year 2005 operating expenses of $35,178,870 an decrease of $22,020,396 or 62.6%.

The decrease is primarily due to a decrease in officers' and directors' compensation to $1,931,774 (including non-cash compensation), from $12,082,809 in the prior year. During fiscal 2006, total officers' and directors' compensation, included non-cash equity compensation (stock and stock options) of $561,829, compared to $10,799,267 in non-cash compensation during fiscal 2005.

We incurred $93,571 of bad debt expense, a decrease of $1,278,650 or 93.2% for 2006 compared to $1,372,221 in 2005. This decrease is primarily contributable to the large write down of 2004 receivables during the 2005 fiscal year.

In addition, employee payroll and related taxes for fiscal 2006 were $3,916,409 compared to $3,180,953, an increase of $735,456 or 23.1%. This increase was due to expansion of our operations, facilities and workforce during 2006, and included in non-cash equity compensation (stock and stock options) for employees was $497,399 in fiscal 2006 compared to $439,818 in fiscal 2005.

During 2007, Globetel and its subsidiaries incurred payroll tax liability during the normal course of business at each payroll cycle. The Company submitted certain withholding tax payments during the first quarter through a payroll processor, ADP. Subsequent thereto, the Company no longer processed its payroll through ADP. During this time, the Company did not file the appropriate tax forms or deposit the appropriate withholding amounts. The Company has recognized this issue and contacted the IRS accordingly to bring its filings up-to-date and pay any taxes due, which is currently estimated to be at least $130,000. The Company may be subject to penalties and interest from the IRS.

We incurred $623,219 of consulting fees, a decrease of $2,850,015 or 82.1% for 2006 compared to $3,473,234 in 2005. These decreases are related to additional services required to develop and expand our geographical and product markets and projects, including the Stored Value Program as well as decreased professional fees in maintaining and expanding a public company, which included our move to the American Stock Exchange in 2005. Our consulting fees include such expenses as computer consulting and technical consulting,

We incurred $1,573,150 of research and development costs for our Sanswire project during 2006, compared to $9,467,670 in 2005, a decrease of $7,894,520 or 83.4%. During 2005, $2,104,559 of these costs represents direct expenses of development and building of the airship, as compared to $1,573,150 of direct expenses during 2006. This is due mainly to the fact that the first prototype airship was completed during 2005.

During 2006, we incurred $186,501 of investment and broker fees as compared to $788,985 during 2005. The $602,484 decrease is due to 2005 equity funding related to subscription agreements with investors for 5% convertible notes and from private placements executed.

LOSS FROM OPERATIONS. We had an operating loss of ($13,216,834) for fiscal year 2006 as compared to an operating loss of ($35,114,536) for fiscal 2005, primarily due to decreased operating expenses as described above, including lower operating costs and reductions of our various programs. We expect that we will continue to have lower operating costs as we decrease our staffing and continue operate in a more efficient manner while expanding only primary operations, programs and projects.

OTHER INCOME (EXPENSE). We had net other expenses totaling ($6,484,551) during fiscal year 2006 compared to ($1,713,373) during fiscal 2005. This variance was due primarily to the impairment of assets related to the Stored Value assets of ($5,222,066) and the write-off of other assets of ($682,695) in 2006. In 2005, the Company had a loss on the settlement of an agreement to deploy telecommunications in Asia with a related party, Sky China Limited, for ($1,256,873). Also during 2005, the Company wrote-off its investment in CGI for ($352,300).

Interest expense for fiscal year 2006 was $625,200 compared to $148,414 for the prior year. Interest expense increase was primarily due to noncash financing charges associated with the Company’s convertible debentures as well as the accrual of interest associated with its unsecured notes.

LOSS FROM DISCONTINUED OPERATIONS. During 2006 we had a loss of ($7,566,882) related to our discontinued operations compared to ($2,255,036) during fiscal year 2005. See note 3 in the financial statements for more information regarding the discontinued operations.

NET LOSS. We had a net loss of ($27,268,267) in fiscal year 2006 compared to a net loss of ($39,082,945) in fiscal 2005. The decrease in net loss is primarily attributable to the decrease in the operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

ASSETS. At December 31, 2006, we had total assets of $508,905 compared to total assets of $10,411,522 as of December 31, 2005.

The current assets at December 31, 2006, were $454,525 compared to $3,366,706 at December 31, 2005. As of December 31, 2006, we had $4,243 of cash and cash equivalents compared to $1,065,952 at December 31, 2005.

The Company had deposits of $72,987 as of December 31, 2006 compared to $1,212,921 as of December 31, 2005 representing security for letters of credit to suppliers for MasterCard in the amount of $1,000,000 in support of the Store Value Card program in 2005, a rental deposit for Los Angeles World Airport related to the Palmdale Hanger occupied by Sanswire Networks, LLC in the amount of $72,000, During 2007, the rent deposit with LAWA was used to pay rent obligations on the Palmdale Hangar, that is no longer occupied by Sanswire.

Our net accounts receivable, which consisted of a reimbursement check from our insurance provider, was $271,262 as of December 31, 2006 compared to $77,905 as of December 31, 2005.

We had no other current assets in 2006 compared to $185,960 of prepaid expenses to a related party ISG Jet, LLC, and $67,060 in prepaid expenses in 2005.

Equipment as of December 31, 2006 was $0 as compared to $717,425 at December 31, 2005. The Company wrote down all remaining assets as of December 31, 2006. As of December 31, 2005, the Company also had $5,279,567 of the Stored Value assets which were impaired during 2006 (See note 8 of the financial statements).

We had $106,033 of current assets from discontinued operations as of December 31, 2006 as compared to $710,841 at December 31, 2005. We also had $54,380 of other assets from discontinued operations as of December 31, 2006 as compared to $1,047,824 at December 31, 2005. See note 3 in the financial statements for more information regarding the discontinued operations.

LIABILITIES. At December 31, 2006, we had total liabilities of $14,694,994 compared to total liabilities of $9,906,932 as of December 31, 2005.

The current liabilities at December 31, 2006 were $10,096,661 compared to $2,509,332 at December 31, 2005, an increase of $7,587,329. The increase is principally due to the current portion of payments due on the notes payable for $6,262,598 (see note 13 of the financial statements) and the increase in Accounts Payable of $1,761,553.

Long-term liabilities decreased $2,799,267 from $7,397,600 in 2006 to $4,598,333 in 2005 due to stock being issued in 2006 as contemplated for the long term portion of the due to a related party - Hotzone Wireless as well as for the debt owed to its former employee.

CASH FLOWS. Our cash used in operating activities was $14,140,330 compared to $12,807,332 for the prior year. The decrease was primarily due to the decreased level of operations and operating activities and changes in our current assets and liabilities.

Our cash used in investing activities was $255,182 which was mainly attributed to cash payments made towards the purchase of our Hotzone assets and additional equipment, compared to $2,048,559 in the prior year.

Net cash provided by financing activities was $13,333,803 principally from the sale of common stock and the conversion of notes and loan payables totaling $13,284,693, as compared to $15,321,329 in the prior year.

In order for us to pay our operating expenses during 2006 and 2005, including certain operating expenses for our wholly-owned subsidiary, Sanswire, we raised $13,299,357 from loans and notes payable related to the exercise of warrants by convertible note holders and private placements, compared to $13,271,957 in the prior year.

In January 2006, we received approximately $6.3 million from the exercise of warrants by certain investors. With this funding, we will still require additional capital resources to fund our operations and capital requirements as presently planned over the next twelve months.

Throughout 2006 and continuing into 2007, the Company has been dependent upon monthly funding from its existing debt holders. Funding decisions have typically not extended beyond thirty days at any given time, and the Company does not currently have a defined funding source. Funding delays and uncertainties have seriously damaged vendor relationships, new product development and revenues. In the absence of continued monthly funding by its current debt holders, the Company would have insufficient funds to continue operations. There is no assurance that additional funding from the current debt holders will be available or available on terms and conditions acceptable to the Company.

During 2007, the Company raised approximately $1.6 million from investors; however this is not adequate funding to cover the estimated working capital deficit of approximately $12 million or the net loss for 2007 of approximately $15 million.

As reflected in the accompanying financial statements, during the year ended December 31, 2006 we had a net loss of ($27,268,267) compared to a net loss of ($39,082,945) during 2005. Consequently, there is an accumulated deficit of ($108,790,248) at December 31, 2006 compared to ($81,521,980) at December 31, 2005.

CRITICAL ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable consists of a reimbursement from the Company’s Directors and Officers insurance for legal and accounting expenses that were paid above the Company’s deductible. The Company estimates doubtful accounts on an item-to-item basis and includes over-aged accounts for any trade receivable as part of allowance for doubtful accounts, which are generally accounts that are ninety-days or more overdue. When accounts are deemed uncollectible, the account receivable is charged off and the allowance account is reduced accordingly. Bad debt expense for the years ended December 31, 2006 and 2005 were $93,571, and $1,372,221, respectively.

REGISTRATION RIGHTS

In connection with the sale of debt or equity instruments, we may enter into Registration Rights Agreements. Generally, these Agreements require us to file registration statements with the Securities and Exchange Commission to register common shares that may be issued on conversion of debt or preferred stock, to permit re-sale of common shares previously sold under an exemption from registration or to register common shares that may be issued on exercise of outstanding options or warrants.

The Agreements usually require us to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the Agreement. These penalties are usually expressed as a fixed percentage, per month, of the original amount we received on issuance of the debt or preferred stock, common shares, options or warrants. We account for these penalties as a contingent liability and not as a derivative instrument. Accordingly, we recognize the penalties when it becomes probable that they will be incurred. Any penalties are expensed over the period to which they relate.

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

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment , which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees . In March 2005, the Securities and Exchange Commission issued SAB No. 107, Share-Based Payment , relating to SFAS No. 123(R). The Company has applied applicable provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of its year ended December 31, 2006. In accordance with this transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of, SFAS No. 123(R). The Company’s consolidated financial statements, as of and for the year ended December 31, 2006 and thereafter, reflect the impact of SFAS No. 123(R). Upon adopting SFAS No. 123(R), for awards with service conditions and graded-vesting, a one-time election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award.

The Company used the intrinsic value method of measuring the fair value of share based payments granted prior to January 1, 2006. Because the Company utilized the intrinsic value method for pro forma disclosure purposes under the original provisions of SFAS No. 123, Accounting for Stock-based Compensation , disclosures to demonstrate the effect of pro forma compensation cost on net loss and net loss per share for the year ended December 31, 2005 is not appropriate in accordance with SFAS No. 123(R).

The stock-based compensation expense related to employee stock options and restricted stock awards recognized during the year ended December 31, 2005 was $122. Stock-based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 was $321,729 before income taxes.

The Company accounts for stock issued to consultants on a fair value basis in accordance with SFAS No. 123(R) and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans, consistent with the measurement provisions of SFAS 123 and SFAS 148, the Company's net loss and basic loss per share would have been adjusted as follows:

For the Year Ended
December, 31, 2005
Net Loss
As Reported	$(39,082,945)
Pro Forma	$(43,012,437)
Net Loss per common share – basic and diluted
As Reported	$(.52)
Pro Forma	$(.57)

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R))

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation . SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees , and amends SFAS No. 95, Statement of Cash Flows . Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107) which summarizes the views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. SAB No. 107 provides guidance on several topics, including valuation methods, the classification of compensation expense, capitalization of compensation expenses related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, and disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” subsequent to adoption of SFAS No. 123(R).

In April 2005, the SEC issued FR-74, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (FR-74). FR-74 allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. FR-74 does not change the accounting required by SFAS No. 123(R); it only changes the implementation date of the standard.

The Company adopted SFAS No. 123(R) using the prospective method on January 1, 2006. The Company cannot predict the level of its impact since it will depend upon the level of share-based payments granted in the future. However, the Company generally expects compensation expense to increase.

SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 39 (SFAS No. 154)

In May 2005, the FASB issued SFAS No. 154, which changes the requirements for the accounting and reporting of a change in accounting principle or correction of an error. It requires, unless impracticable, retrospective application of the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company implemented SFAS No. 154 effective January 1, 2006.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48)

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company believes that FIN 48 will not have a material impact on its consolidated financial statements.

SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108)

In September 2006, the SEC released SAB 108. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. The Company believes that SAB 108 will not have a material impact on its consolidated financial statements.

SFAS No. 157, Fair Value Measurements (SFAS No. 157)

In September 2006, the FASB issued SFAS No. 157. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is to be effective for its financial statements issued in 2008. The Company believes that SFAS No. 157 will not have a material impact on its consolidated financial statements.

SFAS No. 141 (R), Business Combinations (SFAS No. 141R) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS No. 160)

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161)

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for the Company in fiscal 2010.

Management does not believe that there are any recently-issued, but not yet effective accounting pronouncements, which could have a material effect on the accompanying condensed consolidated financial statements

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
Globetel Communications Corp.

We have audited the accompanying consolidated balance sheet of Globetel Communications Corp. (the “Company”), as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flow for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Globetel Communications Corp.’s internal control over financial reporting as of December 31, 2006 included in the Company’s Item 8A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globetel Communications Corp. as of December 31, 2006 and the consolidated results of their operations and their cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced net losses and negative cash flows from operations and expects such losses to continue. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, on May 2, 2008, the Securities and Exchange Commission (“SEC”) filed a lawsuit in the United States District Court for the Southern District of Florida against GlobeTel Communications Corp. (the “Company”) and three former officers of the Company, Timothy J. Huff, Thomas Y. Jimenez and Lawrence E. Lynch. The SEC alleges, among other things, that the Company recorded $119 million in revenue on the basis of fraudulent invoices created by Joseph Monterosso and Luis Vargas, two individuals formerly employed by the Company who were in charge of its wholesale telecommunications business. The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Company has advised that it intends to vigorously defend itself in this action. The SEC lawsuit states that the staff is also considering recommending that the SEC authorize and institute proceedings to revoke the registration of Company’s securities pursuant to Section 12(j) of the Exchange Act. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Boca Raton, Florida
July 3, 2008

Dohan and Company	7700 North Kendall Drive, 200
Certified Public Accountants	Miami, Florida 33156-7564
A Professional Association	Telephone: (305) 274-1366
Facsimile: (305) 274-1368
E-mail: info@uscpa.com
Internet: www.uscpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Globetel Communications Corp. and Subsidiaries
Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Globetel Communications Corp. and Subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of income (loss), cash flows and stockholders’ equity for the year then ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globetel Communications Corp. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As described in Note 2 to the financial statements, the 2005 financial statements have been restated for an error in the method of revenue recognition related to reporting gross revenue versus net as per EITF 99-19 and in the application of an accounting principle relating to purchase accounting.

Miami, Florida
/s/ Dohan & Company, CPAs

March 13, 2006 except as to Note 2, which is November 30, 2007

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2006	DECEMBER 31, 2005
		(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,243	$1,065,952
Accounts receivable, less allowance for doubtful accounts of $0 and $408,128	271,262	77,905
Prepaid expense – related party	—	185,960
Prepaid expense	—	67,060
Loans to employees	—	46,068
Deposits	72,987	1,212,921
Current assets from discontinued operations	106,033	710,840
TOTAL CURRENT ASSETS	454,525	3,366,706
EQUIPMENT, NET	—	717,425

OTHER ASSETS
Assets held for sale, net	—	5,279,567
Other assets from discontinued operations	54,380	1,047,824
TOTAL OTHER ASSETS	54,380	6,327,391
TOTAL ASSETS	$508,905	$10,411,522

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$2,463,605	$702,052
Notes and convertible notes payable, net of discount of $882,128	6,262,598	—
Bank Overdraft	14,664	—
Accrued officers' and directors' compensation	—	97,382
Accrued expenses and other liabilities	460,097	459,528
Related party payables	—	57,500
Current liabilities from discontinued operations	895,697	1,192,870
TOTAL CURRENT LIABILITIES	10,096,661	2,509,332
LONG-TERM LIABILITIES
Due to former employee payable in stock	—	237,600
Due to related party payable in stock	4,598,333	7,160,000
TOTAL LONG-TERM LIABILITIES	4,598,333	7,397,600
TOTAL LIABILITIES	14,694,994	9,906,932

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY(DEFICIT)
Series A Preferred stock, $.001 par value, 250,000 shares authorized;
no shares issued and outstanding:	—	—
Series B Preferred stock, $.001 par value, 500,000 shares authorized;
no shares issued and outstanding:	—	—
Series C Preferred stock, $.001 par value, 5,000 shares authorized;
no shares issued and outstanding:	—	—
Series D Preferred stock, $.001 par value, 5,000 shares authorized;
no shares issued and outstanding:	—	1
Additional paid-in capital - Series D Preferred stock	—	999,999
Common stock, $.00001 par value, 250,000,000 shares authorized;
109,470,803 and 98,192,101 shares issued and outstanding	1,095	982
Additional paid-in capital	94,733,346	81,570,082
Stock subscriptions receivable:
Series D Preferred Stock	—	(500,000)
Common Stock	(130,282)	(44,494)
Accumulated deficit	(108,790,248)	(81,521,980)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(14,186,089)	504,590
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$508,905	$10,411,522

See accompanying notes

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2006	2005
		(restated)
REVENUES	$37,808	$839,163
COST OF REVENUES	96,168	774,829
GROSS (LOSS) MARGIN	(58,360)	64,334
EXPENSES
Payroll and related taxes	3,916,409	3,180,953
Consulting fees	623,219	3,473,234
Officers' and directors' compensation	1,931,774	12,082,809
Bad debts	93,571	1,372,221
Research and development	1,573,150	9,467,670
General and Administrative	4,730,437	5,533,417
Depreciation and amortization	289,914	68,566
TOTAL EXPENSES	13,158,474	35,178,870
LOSS FROM OPERATIONS	(13,216,834)	(35,114,536)
OTHER INCOME (EXPENSE)
Loss on settlement	—	(1,256,873)
Loss on disposition of unconsolidated foreign subsidiary	—	(352,300)
Loss on disposition of equipment	(682,695)	—
Loss on impairment of equipment	(5,222,066)	—
Interest income	45,410	44,214
Interest expense	(625,200)	(148,414)
NET OTHER EXPENSE	(6,484,551)	(1,713,373)
LOSS FROM CONTINUING OPERATIONS	(19,701,385)	(36,827,909)

LOSS FROM DISCONTINUED OPERATIONS	(7,566,882)	(2,255,036)
NET LOSS	$(27,268,267)	$(39,082,945)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC and DILUTED	105,643,655	75,072,487

LOSS PER SHARE FROM CONTINUING OPERATIONS
BASIC and DILUTED	$(0.19)	$(0.49)
LOSS PER SHARE FROM DISCONTINUED OPERATIONS
BASIC and DILUTED	$(0.07)	$(0.03)
NET LOSS PER SHARE
BASIC and DILUTED	$(0.26)	$(0.52)

See accompanying notes

GLOBETEL COMMUNICATIONS CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 (RESTATED)

	COMMON STOCK
			ADDITIONAL	STOCK
			PAID-IN	SUBSCRIPTIONS
Description	SHARES	AMOUNT	CAPITAL	RECEIVABLE

Balance, Dec. 31, 2004	63,389,976	$634	$39,889,479	$—
Shares issued for options exercised	1,785,490	18	92,888	(44,494)
Shares issued for services	2,232,215	22	4,930,729	—
Shares issued for convertible note payable and accrued interest	4,269,876	43	6,367,983	—
Shares issued for cash	3,177,916	32	6,903,901	—
Shares issued for brokers fees	66,667	1	(1)	—
Shares issued for severance pay	106,977	1	177,396	—
Conversion of amount due to unconsolidated subsidiary to equity per buy-back agreement	—	—	1,568,524	—
Shares issued for conversion of Preferred Series A shares	8,911,651	89	697,411	—
Preferred Series B stock subscriptions receivable paid for with cash and equipment	—	—	—	—
Shares issued for conversion of Preferred Series B shares	12,931,334	129	8,435,070	—
Shares issued for conversion of Preferred Series C shares	1,320,000	13	749,987	—
Preferred Series D stock subscriptions receivable paid for with cash	—	—	—	—
Options issued for Board member stipends	—	—	85,575	—
Options issued for executive compensation	—	—	55,000	—
Options issued for services, per Executives % Stock Option Grant Plan	—	—	10,359,267	—
Options issued for settlement of obligations	—	—	1,256,873	—
Net loss	—	—	—	—

BALANCE, DEC. 31, 2005 (restated)	98,192,102	$982	$81,570,082	$(44,494)

Shares issued for options exercised	1,953,830	20	446,517	(85,788)
Shares issued for services	520,965	5	321,724	—
Shares issued for settlement of debt obligations	909,967	9	3,214,826	—
Shares issued for cash	5,727,272	57	6,341,091	—
Shares issued for conversion of Preferred Series D shares	1,166,667	12	499,988	—
Shares issued for Preferred Series C shares	1,000,000	10	(10)	—
Options issued for Board member stipends	—	—	586,995	—
Options issued for executive compensation	—	—	472,133	—
Warrants issued with convertible notes	—	—	655,131	—
Beneficial conversion feature with convertible notes	—	—	624,869	—
Net loss	—	—	—	—

BALANCE, DEC. 31, 2006	109,470,803	$1,095	$94,733,346	$(130,282)

SERIES A
			ADDITIONAL	STOCK
			PAID-IN	SUBSCRIPTIONS
Description	SHARES	AMOUNT	CAPITAL	RECEIVABLE

Balance, Dec. 31, 2004	96,500	$97	$697,403	$—
Shares issued for options exercised	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for convertible note payable and accrued interest	—	—	—	—
Shares issued for cash	—	—	—	—
Shares issued for brokers fees	—	—	—	—
Shares issued for severance pay	—	—	—	—
Conversion of amount due to unconsolidated subsidiary to equity per buy-back agreement	—	—	—	—
Shares issued for conversion of Preferred Series A shares	(96,500)	(97)	(697,403)	—
Preferred Series B stock subscriptions receivable paid for with cash and equipment	—	—	—	—
Shares issued for conversion of Preferred Series B shares	—	—	—	—
Shares issued for conversion of Preferred Series C shares	—	—	—	—
Preferred Series D stock subscriptions receivable paid for with cash	—	—	—	—
Options issued for Board member stipends	—	—	—	—
Options issued for executive compensation	—	—	—	—
Options issued for services, per Executives % Stock Option Grant Plan	—	—	—	—
Options issued for settlement of obligations	—	—	—	—
Net loss	—	—	—	—
BALANCE, DEC. 31, 2005 (restated)	—	$—	$—	$—

Shares issued for options exercised	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for settlement of debt obligations	—	—	—	—
Shares issued for cash	—	—	—	—
Shares issued for conversion of Preferred Series D shares	—	—	—	—
Shares issued for Preferred Series C shares	—	—	—	—
Options issued for Board member stipends	—	—	—	—
Options issued for executive compensation	—	—	—	—
Warrants issued with convertible notes	—	—	—	—
Beneficial conversion feature with convertible notes	—	—	—	—
Net loss	—	—	—	—

BALANCE, DEC. 31, 2006	—	$—	$—	$—

SERIES B
			ADDITIONAL	STOCK
			PAID-IN	SUBSCRIPTIONS
Description	SHARES	AMOUNT	CAPITAL	RECEIVABLE

Balance, Dec. 31, 2004	35,000	$35	$14,849,965	$(11,500,000)
Shares issued for options exercised	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for convertible note payable and accrued interest	—	—	—	—
Shares issued for cash	—	—	—	—
Shares issued for brokers fees	—	—	—	—
Shares issued for severance pay	—	—	—	—
Conversion of amount due to unconsolidated subsidiary to equity per buy-back agreement	—	—	—	—
Shares issued for conversion of Preferred Series A shares	—	—	—	—
Preferred Series B stock subscriptions receivable paid for with cash and equipment	—	—	—	5,085,200
Shares issued for conversion of Preferred Series B shares	(35,000)	(35)	(14,849,965)	6,414,800
Shares issued for conversion of Preferred Series C shares	—	—	—	—
Preferred Series D stock subscriptions receivable paid for with cash	—	—	—	—
Options issued for Board member stipends	—	—	—	—
Options issued for executive compensation	—	—	—	—
Options issued for services, per Executives % Stock Option Grant Plan	—	—	—	—
Options issued for settlement of obligations	—	—	—	—
Net loss	—	—	—	—

BALANCE, DEC. 31, 2005 (restated)	—	$—	$—	$—

Shares issued for options exercised	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for settlement of debt obligations	—	—	—	—
Shares issued for cash	—	—	—	—
Shares issued for conversion of Preferred Series D shares	—	—	—	—
Shares issued for Preferred Series C shares	—	—	—	—
Options issued for Board member stipends	—	—	—	—
Options issued for executive compensation	—	—	—	—
Warrants issued with convertible notes	—	—	—	—
Beneficial conversion feature with convertible notes	—	—	—	—
Net loss	—	—	—	—

BALANCE, DEC. 31, 2006	—	$—	$—	$—

SERIES C
			ADDITIONAL	STOCK
			PAID-IN	SUBSCRIPTIONS
Description	SHARES	AMOUNT	CAPITAL	RECEIVABLE

Balance, Dec. 31, 2004	750	$1	$749,999	$—
Shares issued for options exercised	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for convertible note payable and accrued interest	—	—	—	—
Shares issued for cash	—	—	—	—
Shares issued for brokers fees	—	—	—	—
Shares issued for severance pay	—	—	—	—
Conversion of amount due to unconsolidated subsidiary to equity per buy-back agreement	—	—	—	—
Shares issued for conversion of Preferred Series A shares	—	—	—	—
Preferred Series B stock subscriptions receivable paid for with cash and equipment	—	—	—	—
Shares issued for conversion of Preferred Series B shares	—	—	—	—
Shares issued for conversion of Preferred Series C shares	(750)	(1)	(749,999)	—
Preferred Series D stock subscriptions receivable paid for with cash	—	—	—	—
Options issued for Board member stipends	—	—	—	—
Options issued for executive compensation	—	—	—	—
Options issued for services, per Executives % Stock Option Grant Plan	—	—	—	—
Options issued for settlement of obligations	—	—	—	—
Net loss	—	—	—	—

BALANCE, DEC. 31, 2005 (restated)	—	$—	$—	$—

Shares issued for options exercised	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for settlement of debt obligations	—	—	—	—
Shares issued for cash	—	—	—	—
Shares issued for conversion of Preferred Series D shares	—	—	—	—
Shares issued for Preferred Series C shares	—	—	—	—
Options issued for Board member stipends	—	—	—	—
Options issued for executive compensation	—	—	—	—
Warrants issued with convertible notes	—	—	—	—
Beneficial conversion feature with convertible notes	—	—	—	—
Net loss	—	—	—	—

BALANCE, DEC. 31, 2006	—	$—	$—	$—

	SERIES D
			ADDITIONAL	STOCK		TOTAL
			PAID-IN	SUBSCRIPTIONS	ACCUMULATED	STOCKHOLDERS'
Description	SHARES	AMOUNT	CAPITAL	RECEIVABLE	DEFICIT	EQUITY
Balance, Dec. 31, 2004	1,000	$1	$999,999	$(750,000)	$(42,439,036)	$2,498,577
Shares issued for options exercised	—	—	—	—	—	48,412
Shares issued for services	—	—	—	—	—	4,930,751
Shares issued for convertible note payable and accrued interest	—	—	—	—	—	6,368,026
Shares issued for cash	—	—	—	—	—	6,903,932
Shares issued for brokers fees	—	—	—	—	—	—
Shares issued for severance pay	—	—	—	—	—	177,397
Conversion of amount due to unconsolidated subsidiary to equity per buy-back agreement	—	—	—	—	—	1,568,524
Shares issued for conversion of Preferred Series A shares	—	—	—	—	—	—
Preferred Series B stock subscriptions receivable paid for with cash and equipment	—	—	—	—	—	5,085,200
Shares issued for conversion of Preferred Series B shares	—	—	—	—	—	—
Shares issued for conversion of Preferred Series C shares	—	—	—	—	—	—
Preferred Series D stock subsc. receivable paid for with cash	—	—	—	250,000	—	250,000
Options issued for Board member stipends	—	—	—	—	—	85,575
Options issued for executive compensation	—	—	—	—	—	55,000
Options issued for services, per Executives % Stock Option Grant Plan	—	—	—	—	—	10,359,267
Options issued for settlement of obligations	—	—	—	—	—	1,256,873
Net loss	—	—	—	—	(39,082,945)	(39,082,944)
BALANCE, DEC. 31, 2005 (restated)	1,000	$1	$999,999	$(500,000)	$(81,521,981)	$504,589
Shares issued for options exercised	—	—	—	—	—	360,749
Shares issued for services	—	—	—	—	—	321,729
Shares issued for settlement of debt obligations	—	—	—	—	—	3,214,835
Shares issued for cash	—	—	—	—	—	6,341,148
Shares issued for conversion of Preferred Series D shares	(1,000)	(1)	(999,999)	500,000	—	—
Shares issued for Preferred Series C shares	—	—	—	—	—	—
Options issued for Board member stipends	—	—	—	—	—	586,995
Options issued for executive compensation	—	—	—	—	—	472,133
Warrants issued with convertible notes	—	—	—	—	—	655,131
Beneficial conversion feature with convertible notes	—	—	—	—	—	624,869
Net loss	—	—	—	—	(27,268,267)	(27,268,267)
BALANCE, DEC. 31, 2006	—	$—	$—	$—	$(108,790,248)	$(14,186,089)

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2006	2005
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,268,267)	$(39,082,945)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	289,914	165,352
Loss on settlement	—	1,256,873
Loss on disposition of unconsolidated foreign subsidiary	—	352,300
Loss on disposition of assets	682,695	—
Loss on impairment of assets	5,279,567	—
Bad debt expense	93,571	1,373,458
Research and development expense	—	7,129,550
Stock based compensation	321,729	4,930,573
Common stock exchanged for severance pay	—	177,397
Fair value of vested options	1,059,128	10,499,842
Interest expense for convertible notes payable	201,181	—
Noncash activity from discontinued operations	1,681,645	—
(Increase) decrease in assets:
Accounts receivable	(193,357)	184,003
Loans to employees	46,068	(39,183)
Prepaid expenses	67,060	(117,522)
Prepaid expenses – related party	185,960	(185,960)
Inventory	—	(3,549)
Amortization of debt discount	(397,872)	—
Deposits	1,139,934	(1,159,610)
Decrease in assets relating to discontinued operations	1,598,251	—
Increase (decrease) in liabilities:
Accounts payable	1,761,553	235,597
Due to former employee with stock	(237,600)	237,600
Accrued officers' salaries and bonuses	(97,382)	(100,951)
Accrued expenses and other liabilities	569	(452,200)
Related party payable	(57,500)	—
Deferred revenue	—	(13,964)
Decrease in liabilities relating to discontinued operations	(297,173)	901,606
NET CASH USED BY OPERATING ACTIVITIES	(14,140,328)	(12,807,332)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(255,182)	(2,021,559)
Acquisition of Hotzone assets	—	(27,000)
NET CASH USED BY INVESTING ACTIVITIES	(255,182)	(2,048,559)
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of preferred stock - Series B	—	250,000
Sale of preferred stock - Series C	—	250,000
Issuance of common stock – exercises of warrants	6,341,148	6,903,931
Sale of common stock - exercises of options	34,446	48,412
Proceeds from unconsolidated foreign subsidiary	—	1,568,524
Payments on capital lease financing	—	(4,718)
Proceeds from notes and loans payable	6,943,545	6,368,026
Payments on notes and loans payable	—	(2,846)
Bank overdraft	14,664	—
Payments on related party payables	—	(60,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,333,803	15,321,329
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(1,061,709)	465,438
CASH AND EQUIVALENTS – BEGINNING	1,065,952	600,514
CASH AND EQUIVALENTS – ENDING	$4,243	$1,065,952

SUPPLEMENTAL DISCLOSURES	2006	2005
		(restated)
Cash paid during the period for:
Interest	$26,310	$730
Income taxes	—	—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Options issued for services	—	10,499,842
Options issued for settlement of obligations	—	1,256,873
Shares issued for services	—	4,930,573
Shares issued for Hotzone debt	2,386,667	—
Shares issued for research and development	—	7,073,640
Shares issued for assets	—	55,910
Conversion of Series A preferred stock to common stock	—	697,500
Conversion of Series B preferred stock to common stock	—	8,435,200
Conversion of Series C preferred stock to common stock	—	750,000
Conversion of Series D preferred stock to common stock	1,000,000	—
Cashless issuance for exercise of options	360,749	48,412
Non cash receipt for services	590,568	—
Non cash disbursement for debt	590,568	—
Conversion of notes payable to common stock	—	6,368,026
Series B preferred stock issued for equipment	—	4,835,200
Non-cash equity-warrant valuation and intrinsic value of beneficial
conversion associated with convertible notes	1,280,000	—

See accompanying notes

GLOBETEL COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

NATURE OF OPERATIONS

GlobeTel Communications Corp. ("GlobeTel," “the Company”) is engaged in the business of airships and telecommunications delivery systems. GlobeTel is developing high-altitude airships called Stratellites that will be used to provide wireless voice, video, and data services.

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

In the Company's annual shareholders meeting on June 21, 2006, the shareholders voted to increase the shares authorized from 150,000,000 to 250,000,000.

BASIS OF PRESENTATION

The financial statements include the accounts of GlobeTel Communications Corp. and its wholly-owned subsidiaries: Sanswire Networks, LLC; GlobeTel Wireless Corp.; GlobeTel Wireless Europe GmbH, a German corporation, and Centerline Communications, LLC, and its wholly-owned subsidiaries, EQ8, LLC, EnRoute Telecom, LLC, G Link Solutions, LLC, Volta Communications, LLC, and Lonestar Communications, LLC; High Valley Property Ltd., a British Virgin Islands corporation; as well as the accounts GTCC de Mexico, S.A. de C.V, which GlobeTel owns 99%.

Inter-company balances and transactions were eliminated in the consolidation.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $27,268,267 and a negative cash flow from operations of $14,140,330 for the year ended December 31, 2006, and had a working capital deficiency of $13,216,834 and a stockholders’ deficit of $14,186,089 at December 31, 2006.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Additional cash will still be needed to support operations. Management believes it can continue to raise capital from various funding sources, which when added to budgeted sales and current working capital, will be sufficient to sustain operations at its current level through December 31, 2007. However, if budgeted sales levels are not achieved and/or if significant unanticipated expenditures occur, or if it is unable to obtain the necessary funding, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern. As of the date of this report the Company has continued to raise capital to sustain its current operations which have been significantly reduced since January 1, 2007.  The Company will need to periodically seek investment to provide cash for operations until such time that operations provide sufficient cash flow to cover expenditures. (see also next paragraph.)

On May 2, 2008, the Securities and Exchange Commission (“SEC”) filed a lawsuit in the United States District Court for the Southern District of Florida against GlobeTel Communications Corp. (the “Company”) and three former officers of the Company, Timothy J. Huff, Thomas Y. Jimenez and Lawrence E. Lynch. The SEC alleges, among other things, that the Company recorded $119 million in revenue on the basis of fraudulent invoices created by Joseph Monterosso and Luis Vargas, two individuals formerly employed by the Company who were in charge of its wholesale telecommunications business. The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Company intends to vigorously defend itself in this action. The staff is also considering recommending that the SEC authorize and institute proceedings to revoke the registration of Company’s securities pursuant to Section 12(j) of the Exchange Act. (also see Note 15)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

BANK OVERDRAFT

The Company records any negative balances in its bank accounts as a bank overdraft.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable consists of a reimbursement from the Company’s Directors and Officers insurance for legal and accounting expenses that were paid above the Company’s deductible. The Company estimates doubtful accounts on an item-to-item basis and includes over-aged accounts for any trade receivable as part of allowance for doubtful accounts, which are generally accounts that are ninety-days or more overdue. When accounts are deemed uncollectible, the account receivable is charged off and the allowance account is reduced accordingly. Bad debt expense for the years ended December 31, 2006 and 2005 were $93,571, and $1,372,221, respectively.

INVENTORY

Inventory is recorded at lower-of-cost-or-market, first-in first-out (FIFO) basis.

As of December 31, 2006, the Company had no inventory, however, as of December 31, 2005, the Company had $60,976 of IP phones inventory, but considered them obsolete.

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

REGISTRATION RIGHTS

In connection with the sale of debt or equity instruments, we may enter into Registration Rights Agreements. Generally, these Agreements require us to file registration statements with the Securities and Exchange Commission to register common shares that may be issued on conversion of debt or preferred stock, to permit re-sale of common shares previously sold under an exemption from registration or to register common shares that may be issued on exercise of outstanding options or warrants.

The Agreements usually require us to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the Agreement. These penalties are usually expressed as a fixed percentage, per month, of the original amount we received on issuance of the debt or preferred stock, common shares, options or warrants. We account for these penalties as a contingent liability and not as a derivative instrument.

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

ADVERTISING AND MARKETING COSTS

Advertising and marketing costs are charged to operations in the period incurred. Advertising and marketing expense for the years ended December 31, 2006 and 2005, were $230,329 and $265,283, respectively, and are included in "General and Administrative" in the consolidated statements of income (loss).

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments, including cash, receivables, securities, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.

CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company had cash balances of $4,243 and $1,065,952 as of December 31, 2006 and 2005, respectively, which included balances as of December 31, 2005 is in excess of federally insured limit. As of December 31, 2006, the Company had no balances in excess of federally insured limits.

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

Additional cash will still be needed to support operations. Management believes it can continue to raise capital from various funding sources, which when added to budgeted sales and current working capital, will be sufficient to sustain operations at its current level through December 31, 2007. However, if budgeted sales levels are not achieved and/or if significant unanticipated expenditures occur, or if it is unable to obtain the necessary funding, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern. As of the date of this report the Company has continued to raise capital to sustain its current operations which have been significantly reduced since January 1, 2007.  The Company will need to periodically seek investment to provide cash for operations until such time that operations provide sufficient cash flow to cover expenditures.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation for comparative purposes. There were no material changes in classifications made to previously issued financial statements.

NET LOSS PER COMMON SHARE

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during each period. The basic net loss is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. If all outstanding options, warrants and convertible shares were to be converted or exercised as of December 31, 2006, the shares outstanding would be 139,944,588. If all outstanding options, warrants and convertible shares were to be converted or exercised as of the date of this report, the shares outstanding would be 166,806,582.

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

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment , which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees . In March 2005, the Securities and Exchange Commission issued SAB No. 107, Share-Based Payment , relating to SFAS No. 123(R). The Company has applied applicable provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of its year ended December 31, 2006. In accordance with this transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of, SFAS No. 123(R). The Company’s consolidated financial statements, as of and for the year ended December 31, 2006 and thereafter, reflect the impact of SFAS No. 123(R). Upon adopting SFAS No. 123(R), for awards with service conditions and graded-vesting, a one-time election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award.

The Company used the intrinsic value method of measuring the fair value of share based payments granted prior to January 1, 2006. Because the Company utilized the intrinsic value method for pro forma disclosure purposes under the original provisions of SFAS No. 123, Accounting for Stock-based Compensation , disclosures to demonstrate the effect of pro forma compensation cost on net loss and net loss per share for the year ended December 31, 2005 is not appropriate in accordance with SFAS No. 123(R).

The stock-based compensation expense related to employee stock options and restricted stock awards recognized during the year ended December 31, 2005 was $122. Stock-based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 was $321,729 before income taxes.

The Company accounts for stock issued to consultants on a fair value basis in accordance with SFAS No. 123(R) and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans, consistent with the measurement provisions of SFAS 123 and SFAS 148, the Company's net loss and basic loss per share would have been adjusted as follows:

For the Year Ended
December, 31, 2005
Net Loss
As Reported	$(39,082,945)
Pro Forma	$(43,012,437)
Net Loss per common share – basic and diluted
As Reported	$(.52)
Pro Forma	$(.57)

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R))

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation . SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees , and amends SFAS No. 95, Statement of Cash Flows . Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107) which summarizes the views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. SAB No. 107 provides guidance on several topics, including valuation methods, the classification of compensation expense, capitalization of compensation expenses related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, and disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” subsequent to adoption of SFAS No. 123(R).

In April 2005, the SEC issued FR-74, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (FR-74). FR-74 allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. FR-74 does not change the accounting required by SFAS No. 123(R); it only changes the implementation date of the standard.

The Company adopted SFAS No. 123(R) using the prospective method on January 1, 2006. The Company cannot predict the level of its impact since it will depend upon the level of share-based payments granted in the future. However, the Company generally expects compensation expense to increase.

SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 39 (SFAS No. 154)

In May 2005, the FASB issued SFAS No. 154, which changes the requirements for the accounting and reporting of a change in accounting principle or correction of an error. It requires, unless impracticable, retrospective application of the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company implemented SFAS No. 154 effective January 1, 2006.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48)

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company believes that FIN 48 will not have a material impact on its consolidated financial statements.

SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108)

In September 2006, the SEC released SAB 108. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. The Company believes that SAB 108 will not have a material impact on its consolidated financial statements.

SFAS No. 157, Fair Value Measurements (SFAS No. 157)

In September 2006, the FASB issued SFAS No. 157. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is to be effective for its financial statements issued in 2008. The Company believes that SFAS No. 157 will not have a material impact on its consolidated financial statements.

SFAS No. 141 (R), Business Combinations (SFAS No. 141R) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS No. 160)

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161)

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for the Company in fiscal 2010.

Management does not believe that there are any recently-issued, but not yet effective accounting pronouncements, which could have a material effect on the accompanying condensed consolidated financial statements

NOTE 2. RESTATEMENT OF RESULTS

The Company determined that, in certain cases, it misinterpreted or misapplied Generally Accepted Accounting Principles (“GAAP”) in the 2005 consolidated financial statements and, accordingly, the Company has restated these consolidated financial statements.

As discussed more fully below, the restatements involve, among other matters, revenue recognition issues related to reporting gross revenue versus net as per EITF Issue 99-19. In making these restatements, the Company performed an internal analysis of its accounting policies, practices, procedures and disclosures for the affected period.

Summary of restatement items

The following table set forth the effects of the restatement adjustments discussed below on revenue; cost of sales; net loss; and loss per share as presented in the consolidated statement of operations for the year ended December 31, 2005 and intangible assets. The restatement adjustments are discussed in the paragraphs following the tables.

Net Revenue Adjustment

	Year ended December 31, 2005
	Revenue	Cost of Sales	Net Loss	Loss per Share	Intangible Assets

Previously reported	$81,143,838	$80,730,141	$(31,953,395)	$(0.426)	$9,907,550
Restatement Adjustments, net:
Net Revenue Adjustment	$(70,999,058)	$(70,999,058)	—	—
2004 Purchase accounting	—	—		—	(2,778,000)
Purchase accounting	—	—	(7,129,550)	(0.095)	(7,129,550)

Net restatements	$(70,999,058)	$(70,999,058)	(7,129,550)	(0.095)	(9,907,550)

As restated	$10,144,780	$9,731,083	$(39,082,945)	$(0.521)	$—

In 2005, the Company engaged in transactions where it recorded wholesale telecommunications revenues as Gross Revenue. After thorough review, the Company concluded that 2005 revenues equaling $70,999,058 could not be supported and thus were reduced from previously reported revenues. The adjustments were offset against previously reported cost of sales by the same amount of $70,999,058.

In the previously issued consolidated financial statements, the gross consideration was recorded for all wholesale telecommunications revenue without additional consideration to its characteristics. As part of the internal analysis of the accounting policies, practices and procedures in place in 2005, the Company did not review the previous accounting model for recording the revenues.

For financial statement purposes, part of this restatement has been reclassified into discontinued operations (see Note 3 below).

Purchase Accounting

As described in Item 7, Financial Statements, Note 9 - Asset Acquisition – Hotzone, the Company found a discrepancy in the application of purchase accounting for the June 2, 2005 transaction and have recorded an adjustment to the consolidated financial statements.

Intangible Assets.  The Company recorded restatement adjustments to the amounts allocated to the technology-in-place intangible assets acquired in the transaction. The effect of the adjustments to intangible assets in 2005 was a reduction of $7,129,550 and subsequently an increase to research and development expense in 2005 of $7,129,550.

NOTE 3. DISCONTINUED OPERATIONS

The Company has decided to close several of its operations and has presented certain activities as discontinued operations as of and for the years ended December 31, 2006.

Telecom

The Company decided to wind down the operations of Centerline Communications LLC. It did not have sufficient working capital to make Centerline profitable. The Company decided that any capital should be directed towards the Company’s other programs and that it should collect Centerline’s outstanding receivables and sell its assets.

GlobeTel Wireless Corp.

During the first quarter of 2007, the president of GlobeTel Wireless, Ulrich Altvater, became a consultant to the company to provide many of the services that were provided under the auspices of GlobeTel Wireless. Globetel believed at the time that this would be a more cost efficient manner of running the business. However, in May of 2007 Globetel terminated the contract with Altvater. In the second quarter of 2007, the Company decided to shut down the subsidiary and concentrate its efforts solely on the development and sale of Lighter than Air Unmanned Aerial Vehicles (LTA UAV’s).

During 2007, the Company disposed of two components of its business which constituted discontinued operations – Centerline Communications, LLC and Globetel Wireless Corp. The loss on the Company’s consolidated statements of operations for the years ended December 31, 2006 and 2005 is summarized as follows:

Telecom	2006	2005

Loss from discontinued operations	$(3,306,546)	$(1,510,388)

Globetel Wireless

Loss from discontinued operations	(4,260,336)	(744,649)

Loss from discontinued operations - net	$(7,566,882)	$(2,255,037)

The Company incurred the following losses from discontinued operations for the years ended December 31, 2006 and 2005:

2006	Telecom	Globetel Wireless	Total
Revenue	$7,478,250	$260,058	$7,738,308
Cost of sales	(7,297,515)	(207,884)	(7,505,399)
Gross margin (loss)	180,735	52,174	232,909

Payroll and related taxes	(627,403)	(617,916)	(1,245,319)
General and Administrative	(628,102)	(2,855,053)	(3,483,155)
Deprecation and Amortization	(274,451)	(118,258)	(392,709)
Loss on Disposition of Assets	(891,692)	(692,582)	(1,584,274)
Bad debt expense	(1,065,634)	(28,700)	(1,094,334)

Loss from discontinued operations	$(3,306,547)	$(4,260,335)	$(7,566,882)

2005	Telecom	Globetel Wireless	Total
Revenue	$9,296,973	$8,644	$9,305,617
Cost of sales	(8,947,920)	(8,335)	(8,956,255)
Gross margin	349,053	309	349,362

Payroll and related taxes	(342,834)	(216,297)	(559,131)
General and Administrative	(1,352,368)	(524,211)	(1,876,579)
Deprecation and Amortization	(163,002)	(4,450)	(167,452)
Bad debt expense	(1,237)	—	(1,237)

Loss from discontinued operations	$(1,510,388)	$(744,649)	$(2,255,037)

The Company had the following assets and liabilities from its discontinued operations on its consolidated balance sheet for the years ended December 31, 2006 and 2005:

2006	Telecom	Globetel Wireless	Total
Cash	$9,011	$10,903	$19,914
Accounts receivable	16,761	—	16,761
Prepaid expense	1,607	—	1,607
Deposits	65,551	2,200	67,751
Total current assets	92,930	13,103	106,033
Other assets	54,380	—	54,380
Total assets	147,310	13,103	160,413

Accounts payable	202,963	458,584	661,547
Accrued liabilities	44,651	28,280	72,931
Deferred revenue	6,412	—	6,412
Due to related party	154,807	—	154,807

Total current liabilities	408,833	486,864	895,697

Net liabilities of discontinued operations	$261,523	$473,761	$735,284

2005	Telecom	Globetel Wireless	Total
Cash	$113,709	$48,520	$162,229
Accounts receivable	284,658	9,055	293,713
Prepaid expense	76,808	15,565	92,373
Inventory	—	67,525	67,525
Deposits	75,000	20,000	95,000
Total current assets	550,175	160,665	710,840
Other assets	987,878	59,946	1,047,824
Total assets	1,538,053	220,611	1,758,664

Accounts payable	105,712	99,446	205,158
Accrued liabilities	38,604	47,503	86,107
		—
Due to related party	901,605	—	901,605

Total current liabilities	1,045,921	146,949	1,192,870

Net assets of discontinued operations	$492,132	$73,662	$565,794

NOTE 4. ACCOUNTS RECEIVABLE

For the year ended December 31, 2006 accounts receivable consists of a reimbursement of $271,262 from the Company’s Directors and Officers insurance for legal and accounting expenses that were paid above the Company’s deductible. For the year ended December 31, 2005 accounts receivable consisted of two trade receivables associated to wholesale customer of $486,033, of which $408,128 was included in allowance for doubtful accounts. The Company estimates doubtful accounts on an item-to-item basis and includes over-aged accounts for any trade receivable as part of allowance for doubtful accounts, which are generally accounts that are ninety-days or more overdue. When accounts are deemed uncollectible, the account receivable is charged off and the allowance account is reduced accordingly. Bad debt expense for the years ended December 31, 2006 and 2005 were $93,571, and $1,372,221, respectively.

NOTE 5. PREPAID EXPENSES AND EXPENSE-RELATED PARTY

PREPAID EXPENSE

Prepaid expenses as of December 31, 2005 consist of $26,191 for prepaid insurance, $10,195 for prepaid lease payments related to an equipment lease and $30,674 in miscellaneous prepayments.

PREPAID EXPENSE - RELATED PARTY

Prepaid expenses as of December 31, 2005 consist of $185,960 for travel services with ISG Jet, LLC. The agreement provides the Company with the ability to utilize executive air travel services at a reduced rate over a two-year period. The Company made a payment of $185,960, which included $60,960 in cash and 81,168 shares of the Company's common stock, valued at $125,000. During 2006 the Company wrote off the prepaid balance that was being reduced over the term of the agreement, which was to end in September 2007. The prepaid balance was written off as the Company’s financial condition did not allow for the additional expenditures required to utilize the travel services. The Parent company of ISG Jet, LLC is owned by Investor Source Group, LLC, which is owned 100% by Steven King, Executive Vice President of GlobeTel.

LOANS TO EMPLOYEES

Loans to employees of $46,068 as of December 31, 2005 consist of advances made by the Company to non-officer employees for payment of payroll taxes on stock options exercised during 2005. The Company recovered the December 31, 2005 amount from the employees during the first quarter of 2006.

NOTE 6. DEPOSITS

Deposits as of December 31, 2006 of $72,987 include a rental deposit for Los Angeles World Airport related to the Palmdale Hanger occupied by Sanswire Networks, LLC in the amount of $72,000. Deposits as of December 31, 2005 were $1,212,921 of which $1,000,000 was payments made for the new MasterCard Switch and the remaining balances were $104,993 for deposits for equipment, $82,924 for rental deposits, $25,004 for other operating deposits. During 2006, Los Angeles World Airports has drawn against the rental deposit and the MasterCard assets were transferred as part of an agreement to sell the Stored Value assets. See Note 8 below for more information.

NOTE 7. EQUIPMENT

EQUIPMENT CONSISTS OF THE FOLLOWING:	2006	2005

Telecommunications equipment	$—	$409,949
Assets not yet placed in service	—	80,825
Computer and related equipment	—	391,590
Office furniture and fixtures	—	258,357
TOTAL EQUIPMENT	—	1,140,721
Accumulated depreciation	—	(423,296)
Equipment, net book value	$—	$717,425

Depreciation expense for the years ended December 31, 2006 and 2005, amounted to $289,914 and $68,566, respectively, as reflected in the Consolidated Statement of Operations.

NOTE 8. ASSETS HELD FOR SALE

These assets, primarily the financial process switch have been reclassified to assets held for sale at December 31, 2005 due to the impending sale during 2006, accordingly, no depreciation was recorded for these assets.

On November 3, 2006, GlobeTel Communications Corp. entered into an agreement regarding the stored value card assets that was also known as the Magic Money program, to Gotham. Under terms of the agreement, Gotham acquired substantially all of the assets, which include the stored value program, financial processing switch and contracts totaling $5,279,567, and assumed the liabilities of associated with the program including certain employees and leased office space totaling $57,500, but due to the lack of consideration received, no sale has been recorded and the assets were instead impaired. The $5,279,567 of assets were comprised of $5,042,727 for the MasterCard switch, $97,975 in telecom equipment, $45,996 in office improvements and $80,825 in other assets.

The agreement calls for the payment, over a 3 to 6 year period, of $3,250,000 with additional clauses that could bring the total to $4,000,000. The length of the payment period depends upon Gotham making certain minimum payments. Revenues earned by GlobeTel will be based on the successful rollout of the platform by Gotham and on user fees following a formula that considers the total number of transactions on a Stored Value card and use of the card at any ATM, Point-of-Sale (POS) or other transaction, under closed and committed contracts GlobeTel had at the time of sale, and the number of transactions utilizing the Financial Processing Switch. As of the date of this report, no payments have been received in relation to this agreement. In the event the Company does receive future payments, it will record the payments as income at the time they are received.

NOTE 9. ASSET ACQUISITION – HOTZONE (restated)

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

On June 2, 2005, the Company entered into an agreement to acquire assets of HotZone, an advanced developer of WIMAX and extended range WIFI Systems with operations in the United States and Europe. The acquisition transaction, which closed during the three months ended September 30, 2005, was paid with $27,000 cash and provides for a total of 2 million (post split) shares of the Company's common stock to be issued in increments of 666,667 shares on each of the first, second, and third anniversary dates of the agreement, assuming that certain milestones are achieved. Additionally, the HotZone staff was entering into employment agreements with the Company.

The assets acquired under the HotZone agreement consist primarily of intellectual property and proprietary rights in intellectual property. As of September 30, 2005, the Company had placed all of HotZone's tangible assets into GlobeTel Wireless Corp. (GlobeTel Wireless), its Florida-based, wholly-owned subsidiary.

ACCOUNTING FOR PURCHASE PRICE

Whereas the milestones for the first year were defined, and the Company believed that achievement of such milestones for the first year were probable and the amount payable (with GlobeTel common stock) was measurable, the Company recorded the amounts during the three months ended September 30, 2005. The purchase price for the assets acquired was recorded at $2,280,334 based on the $27,000 paid in cash, plus $2,253,334, which represents the value of 666,667 shares of common stock payable on the first anniversary date. The shares were valued at $ 3.38 per share, based on the value of the Company's free-trading stock on the agreement date. The Company allocated the purchase price based on the estimated fair market value of the asset acquired as follows: (a) HotZone tangible assets $55,910; and (b) HotZone research and development expense - $2,224,424.

Initially, since the milestones to be achieved for the second and third years of the contract were undefined and it is unknown whether or not such milestones, even if defined, will be achieved, the Company had not recorded the additional consideration totaling 1,333,333 shares issuable after year one of the agreement (666,667 issuable for each of years two and three).

Subsequently and as of December 31, 2005, the Company and HotZone agreed that any and all milestones, previously undefined, were in fact achieved. The Company recorded the additional contingent shares at fair value upon, since the Company has determine that the issuance of the shares is probable and the value ascribable to the shares is measurable. Accordingly, as of December 31, 2005, the Company recorded the additional 1,333,334 shares payable, which were valued at $4,909,665, which represents a based share of 1,333,334 shares, value at $3.68 per share, based on the value of the Company's free-trading stock as of December 31, 2005, and increased the HotZone value accordingly. The first traunche of shares were delivered in June 2006 with the remainder of the shares delivered in May 2007.

The Company reported the transaction as a charge of $7,129,550 to research and development expense in 2005.

NOTE 10. DUE TO FORMER EMPLOYEE IN STOCK

In September 2005, the Company issued a total of 98,983 shares pursuant to a severance and settlement agreement with a former employee, valued at $177,400, based on $1.79 per share, the closing price of the shares on the date of the agreement and registration of the shares. An additional $237,600 of common shares were issuable pursuant to the agreement which has been reflected on the accompanying balance sheet as due to former employee payable in stock as of December 31, 2005. The former employee also received cash of $55,000 pursuant to the agreement.

NOTE 11. ACCRUED OFFICERS' SALARIES AND BONUSES

In 2005, the Company approved the compensation of $200,000 for its CEO. The CFO, COO, CTO and General Counsel all had base compensation of $175,000. The Company also entered into employment contracts with the Executive Vice Chairman (EVC) and Senior Vice President (SVP) of Finance. The EVC agreement called for annual salaries of $250,000 plus signing bonuses equal to 2.5% of the outstanding shares of the Company as of December 31, 2005. The EVC is also entitled to stock salary in stock options totaling $750,000 per year for three years at $1.21 per share. The SVP Finance agreement calls for annual salaries of $195,000 plus bonuses amounting to 2% of the outstanding shares of the Company's stock at the end of the year, payable in the form of stock options.

As of December 31, 2006, the Company recorded no accrued officers' salaries compared to $97,382 for year ending December 31, 2005, which were subsequently paid in January 2006 and 2005, respectively.

NOTE 12. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	2006	2005

Other	$—	$3,105
Payroll Liabilities	206,529	190,341
Rent	—	22,467
Professional Fees	253,568	243,615
ACCRUED EXPENSES AND OTHER LIABILITIES	$460,097	$459,528

NOTE 13. NOTES AND CONVERTIBLE NOTES PAYABLE

	2006	2005
(A) NOTES PAYABLE	$5,457,545	$—
(B) CONVERTIBLE NOTES PAYABLE, net of unamortized discount of $882,128	397,872	—
(C) CONVERTIBLE PROMISSORY NOTES	206,000	—
Total	6,061,417	—
ACCRUED INTEREST	201,181	—
Total	$6,262,598	$—

(A) NOTES PAYABLE

In June 2003, the Company executed a $200,000 promissory note payable to Commercebank, N.A., due in June 2005, with interest payable at a rate of one percent over the prime rate, currently 4%. In August 2005, the Company repaid its $200,000 loan with Commercebank, N.A. in full.

From April to June 2006, the Company received a total of $4,307,645 through an unsecured promissory note with no formal terms of repayment.  The Company has accrued interest at a rate of 7% per annum, which totals $161,664 for 2006.

From October to December 2006, the Company received a total of $1,149,900 through an unsecured promissory note with no formal terms of repayment.  The Company has accrued interest at a rate of 7% per annum, which totals $13,270 for 2006. In 2007, the note holder converted $150,000 of the loans to 1,428,571 shares of common stock.

As of December 31, 2006, the aggregate amounts outstanding under these independent notes were $5,457,545.

(B) CONVERTIBLE NOTES PAYABLE

August 2005 Notes
On August 31, 2005 the Company entered into subscription agreements with investors for 5% convertible notes payable totaling $4.5 million, with 3 year Class A Warrants to purchase up to an additional $6,818,181 in common stock. Net proceeds of $4,150,730 were received, after deducting costs and expenses related to the transaction. The notes amortize at 12.5% per quarter through September 2007, payable each quarter in cash or common shares.

Under the agreements the notes are convertible into common stock of the Company at $ 1.65 per share. Prior to any notice of conversion, the Company had the right to redeem the note(s) at a premium for cash, subject to a 5-day right to convert by the investor. The Investors also received one Class A Warrant to purchase one share of common stock for each share that the notes would be convertible into had they been converted on the closing date (August 31, 2005) (a total of 2,727,273 shares). The per share exercise price of the Warrants is $2.50.

In December 2005, the note holders elected to convert all of the notes in the amount of $4.5 million, plus accrued interest of $62,029. Pursuant to the conversion, total shares issued were 2,764,883. Also in December 2005, the investors exercised outstanding warrants to acquire a total of 272,727 common shares at $2.50 per share for proceeds of $681,818 and agreed to exercise their warrants that had an exercise price of $2.50 per share. Accordingly, in December 2005 the investors exercised their warrants and the Company issued to the investors a total of 1,935,606 new warrants with an exercise price of $4.00 per share. The Company recorded the related expense for this transaction in 2005.

The investors were given “piggy-back” registration rights for the warrants. If the warrants have not been registered after one year, then the investors have a demand registration rights.

The warrants expire on August 31, 2008.

September 2006 Notes
On September 6, 2006, the Company entered into subscription agreements with several investors whereby these investors bought a total $1,280,000 in one year, 7% convertible notes and were issued Class A and Class B Warrants (valued at $337,395 and $317,736, respectively as described below). Net proceeds of $1,124,080 were received, after deducting costs and expenses related to the transaction.  The notes are convertible into 3,602,221 shares of the Company’s common stock ranging from $.33 to $.39 per share. The common shares underlying the notes and the warrants carry with them registration rights that obligated the Company to register such shares within 30 days.

The Notes were convertible into common stock ranging from $.33 to $.39 per share. Prior to any notice of conversion the Company had the right, under certain circumstances, to redeem the notes at a premium for cash, subject to a right to convert by the investor. The investors received one Class A Warrant to purchase one share of common stock for every two shares that the notes were convertible into on the closing date as well as one Class B Warrant to purchase the identical number of shares.

The Class A Warrants are exercisable for a purchase price equal to 150% of the market price on the day prior to closing and the Class B Warrants are exercisable for a purchase price equal to 200% of the market price on the day prior to closing which calculates to 3,602,190 warrants ranging from $.66 to $1.26. The Warrants have a 5 year term. The Placement Agent for the transaction, Westor Capital Group, has the right to raise up to $3 million for the Company.

The company determined that the fair value of the conversion feature was $624,869 and the fair value of the warrants was $655,131 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.5%, expected volatility of 99.63 % and an expected term of the warrants of 5 years. The initial calculated fair value of warrants and the beneficial conversion of the notes of $1,280,000 was reflected by the Company as a valuation discount and offset to the carrying value of the Notes, and is being amortized by the effective interest method over the term of the Notes. For the year ended December 31, 2007, the Company amortized $397,872 of the valuation discount, which is reflected as financing costs in the Company’s consolidated statements of operations.

In January 2007, the Company executed several Certificates of Adjustments for the previously issued Notes. The Notes previously had Exercise Prices ranging from $0.33 to $.39 and with the execution of the adjustments; the Exercise Prices were then modified to $0.196. On May 1, 2007, the Company executed several Certificates of Adjustments for the previously issued Warrants. The Warrants previously had Exercise Prices ranging from $0.75 to $1.00 and with the execution of the adjustments; the Exercise Prices were then modified to $0.196. In January 2008, the Company issued certificates of adjustment for certain convertible debentures and warrants issued pursuant to the 2006 financing to $.105 per share. The Company anticipates that there will be additional charges due to these modifications and such charges will be recorded during the year ended December 31, 2007.

Additionally, as the Company was unable to register the shares underlying the debentures and warrants due to it restating its financial statements, the Company had to pay liquidated damages to the debenture holders. In 2007, the Company agreed to and issued 662,951 shares valued at $104,400 to pay liquidated damages through March 31, 2007.

Also in 2007, the Company separately entered into a forbearance agreement with some of the debt holders. This agreement changed their conversion to the lesser of $.20 or 70% of the volume weighted average price for the 5 days prior to conversion. The Company has not completed its review of the transaction, however there may be additional charges in 2007 from these modifications. The agreement also limits the Hudson Bay Funds from engaging in short sales on the stock and places a volume limitation on sales.

(C) CONVERTIBLE PROMISSORY NOTES

2005 Convertible Promissory Notes
In January 2005, the Company entered into financing agreements for convertible promissory notes payable totaling $1.8 million. Net proceeds of $1,579,487 were received, after deducting costs and expenses related to the transaction. Under the agreements the notes were convertible into common stock of the Company at $1.20 per share. Prior to any notice of conversion, the Company had the right to redeem the note(s) at a premium, subject to a 3-day right to convert by the investor.

In addition, there were two types of warrants to purchase additional shares of common stock. There were 833,333 Class A Warrants exercisable at $1.80 per share and Redemption Warrants were to be provided in the event that the Company sought to redeem more than 50% of the principal of the note. They were given on the basis of 1,111 warrants for each $1,000 in principal the Company sought to redeem over $900,000. These Warrants are identical to the Class A Warrants except that they have an exercise price of $1.65 per share.

In February 2005, the note holders elected to convert all of the notes in the amount of $1.8 million, plus accrued interest of $5,969. Pursuant to the conversion, total shares issued were 1,538,308 including 33,333 shares as commission to a promoter.

At the same time in February 2005, the 833,333 Class A Warrants were exercised at $1.65 per share, except for 66,666 shares at $1.84 as agreed by the parties. Total net proceeds of $1,442,650 were received and commissions totaling $80,208 were paid.

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

2006 Convertible Promissory Notes
In December 2006, the Company entered into financing agreements for convertible promissory notes payable totaling $250,000. As of December 31, 2006, the Company received $206,000 with the balance of $44,000 being received in January 2007. Upon receipt of the full 250,000, the notes become convertible into common stock of the Company at $.196 per share. The note, which is due one year from inception, accrues interest at a rate of 7% per annum.

The Company entered into additional financing agreements on the same terms and conditions as set forth above in March 2007 for a total of $400,000; in June for $100,000 and in September for $175,000.

In November 2007, the Company entered into securities purchase agreements to sell shares at $.105 per share for a total of $315,000, only a portion of which was payable at the time of subscription with the remainder payable upon the happening of certain corporate events. This had the effect of resetting the conversion provisions on the previously issued convertible notes to $.105 per share. The agreements were revised in the first quarter of 2008 to allow a larger percentage of the subscribed funds to become available to the Company. Thus, a portion of the subscription amount was received in the first quarter of 2008. The Company has not completed its review of the transaction, however there may be additional charges in 2007 from these modifications.

NOTE 14. AGREEMENTS

CONSULTING, INVESTMENT ADVISORY AND INVESTMENT BANKING AGREEMENTS

On August 16, 2004, the Company entered into an investment advisory agreement with Charles Morgan Securities, Inc. (CMS) for term ending on December 31, 2005. CMS would render consulting services related to business development, corporate planning, investment and securities matters, including the Company's applying for trading on a higher listed exchange. As compensation for services, the Company will pay a one-time fee of 500 shares of Preferred Class C stock, convertible into 1% of the common shares of the Company after a one year holding period. Pursuant to the agreement, the compensation is not considered earned until when and if the advisor accomplishes the moving of the Company's stock from trading on the OTCBB to another trading board of higher standing by December 31, 2005. In May 2005, the Company did in fact move to a trading board of higher standing - the American Stock Exchange (AMEX). In October 2006, the Company’s stock was delisted from the AMEX and began trading on the Pink Sheets.

During 2005, the Company issued a total of 820,000 shares valued at $1,230,000 in connection with its arrangements with CMS.

JOINT VENTURE AGREEMENT - LEO A. DALY III AND J. RANDOLPH DUMAS

On July 7, 2005, the Company entered into a joint venture agreement that will lead to the deployment of the Company's Stratellites(TM), throughout Europe, the Middle East, Africa, and the countries of the former Soviet Union. The joint venture is between Sanswire Networks LLC, a wholly-owned subsidiary of GlobeTel, and a venture headed by Leo A. Daly III and J. Randolph Dumas. Sanswire Networks, LLC will own 55% of the joint venture entity. In September 2005, Mr. Dumas joined the Company's Board of Directors.

During 2006 and as of the date of this report, no transactions have occurred that would require recording or disclosure in the Company's financial statements related to this agreement.

COOPERATIVE TECHNOLOGIES AGREEMENT - UNIVERSITY OF STUTTGART, GERMANY

On October 12, 2005, the Company signed an agreement with TAO-Technologies in cooperation with the University of Stuttgart in Germany. The agreement states that TAO-Technologies, in cooperation with the University of Stuttgart, will design several next-generation airships intended for multiple uses. In November 2007, the Company and TAO entered into a Technical Cooperation and License Agreement wherein GlobeTel acquired the exclusive license rights to certain TAO remote airship technologies and patents. Pursuant to the Agreement GlobeTel will also acquire 50% of the ownership of the technology and patents.

OTHER AGREEMENTS

Several other agreements, letters of intent, and memorandums of understanding regarding stored value cards and other telecommunications programs, as well as the Sanswire project, were entered into during 2006 and through the date of this report, none of which require the recording of any assets, liabilities, revenues or expenses.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Securities and Exchange Commission

On September 28, 2006, the Company received a formal order of investigation from the SEC. The formal order only named the Company and was not specific to any particular allegations. Through the use of subpoenas, the SEC has requested documentation from certain officers and directors of the Company. In subsequent subpoenas, the SEC has asked for additional documents and information.

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

On May 2, 2008, the Securities and Exchange Commission (“SEC”) filed a lawsuit in the United States District Court for the Southern District of Florida against GlobeTel Communications Corp. (the “Company”) and three former officers of the Company, Timothy J. Huff, Thomas Y. Jimenez and Lawrence E. Lynch. The SEC alleges, among other things, that the Company recorded $119 million in revenue on the basis of fraudulent invoices created by Joseph Monterosso and Luis Vargas, two individuals formerly employed by the Company who were in charge of its wholesale telecommunications business.

The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Company intends to vigorously defend itself in this action.

Joseph Monterosso

In October 2007 the Company filed a lawsuit in the Circuit Court for Broward County, Florida against Joseph J. Monterosso alleging Libel, Slander and Defamantion, Tortious Interference, Violations of FS § 836.05 (THREATS EXTORTION)  and violations of FS §517 (Securities Fraud). Mr. Monterosso has not yet been served with the complaint.

Wachovia v. GlobeTel

In connection with the operations of Globetel Wireless Europe GmbH and the acquisition of Altvater GmbH, the Company guaranteed a letter of credit in the amount of $600,000. Upon Globetel Wireless Europe GmbH ceasing operations, the letter of credit was drawn upon. The letter of credit was not collateralized. In September 2007, Wachovia filed a lawsuit in Broward County in an attempt to recover the amount through arbitration with the American Arbitration Association. On June 2, 2008, the American Arbitration Association awarded Wachovia $745,733.

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

In February 2008, the Company and the Plaintiff reached a settlement in principle that has been filed with the Court for approval. Under the terms of the proposed settlement agreement in the class action, the Company’s D&O insurance carrier will make a cash payment to the class of $2,300,000, less up to $100,000 for potential counsel fees and expenses. All claims in the class action will be dismissed with prejudice. The US District Court for the Southern District of Florida has approved the settlements reached in its pending securities class action and a shareholder derivative action

Derivative Action

On July 10, 2006 a derivative action was filed against the officers and directors of GlobeTel alleging that they have not acted in the best interest of the Company or the shareholders and alleged that the transaction to install wireless networks in Russia was a sham. The lawsuit is pending in the Federal District Court for the Southern District of Florida (Civil Case No. 06-60923). The Company believes that the suits are without merit and will vigorously defend against it. The Company has hired outside counsel to defend it in this action. The Company and the Plaintiff have reached an agreement in principle to settle this action and have submitted such settlement with the Court for its approval. Under the terms of the settlement, Company’s D&O insurance carrier will pay $60,000 in attorneys’ fees to plaintiff’s counsel, the Company will implement or maintain certain corporate governance changes, and all claims will be dismissed with prejudice.

Mitchell Siegel v. Globetel

On February 2, 2007, GlobeTel was sued in the Circuit Court for Broward County, Florida entitled Mitchell Siegel v. Globetel Communications Corp. , Case no. 0702456 (“the Siegel Lawsuit”). In this action, Siegel sued GlobeTel for breach of contract in regards to a Key Executive Employment Agreement. On February 15, 2008, both parties entered into a settlement agreement whereas Mr. Siegel would receive $175,000 worth of stock, payable over 12 months, and 50% of the gross proceeds, up to a total amount of $300,000, received from Gotham pursuant to the October 2006 agreement.

Former Consultants

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

The Company entered into an agreement with Mr. Milo and Mr. Quattrocchi as consultants on June 25, 1998. The agreement was amended on August 15, 1998. On November 30, 1998, both Mr. Milo and Mr. Quattrocchi resigned from their positions as consultants to the Company without fulfilling all of their obligations under their consulting agreement. The Company issued 3 million pre split shares each to Mr. Milo and Mr. Quattrocchi as consideration under the consulting agreement. The Company has taken the position that Mr. Milo and Mr. Quattrocchi received compensation in excess of the value of the services that they provided and the amounts that they advanced as loans.

Mr. Milo and Mr. Quattrocchi disagreed with the Company’s position and commenced action against us that is pending in the Supreme Court of the State of New York. Mr. Milo and Mr. Quattrocchi claim that they are entitled to an additional 24,526,000 pre split shares of common stock as damages under the consulting agreement and to the repayment of the loan balance. The Company believes that it has meritorious defenses to the Milo and Quattrocchi action, and the Company has counterclaims against Mr. Milo and Mr. Quattrocchi.

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

Trimax Wireless

On July 3, 2007 GlobeTel filed suit against its former employee Ulrich Altvater and his company Trimax Wireless seeking the return of certain equipment held at the former GlobeTel Wireless offices and for the return of $175,000 lent to Altvater by the Company. The replevin action against Trimax was dismissed on the basis of venue and the Company intends to refile the suit with regard to Trimax in Collier County, Florida.

On July 12, 2007, the Company terminated its agreement with Mr. Altvater and his company, Trimax Wireless, Inc.

In August 2007, Altvater and Trimax filed suit against GlobeTel alleging, defamation, conversion, breach of contract and seeking injunctive relief. GlobeTel successfully moved to have the two cases consolidated and has filed a Motion to Dismiss this suit. The Company intends to vigorously defend this suit, but no assurance can be given about the outcome of the litigation.

LEASES AND RENTS

GlobeTel’s corporate offices are now located at 101 NE 3 rd Ave., Suite 1500, Fort Lauderdale, FL 33301. Base rent is $2,000 per month plus the cost of services used by GlobeTel. The lease is for a period of 6 months.

The Company previously leased office facilities at 9050 Pines Blvd., Suite 110, Pembroke Pines, Florida 33024, as of April 1, 2004. This lease will expire in June 2009, and had an initial monthly rent of $5,462.

In November 2004, the Company leased additional adjacent space at the Pembroke Pines, Florida location under the same terms and period as the existing lease, bring the total monthly rent to $9,186.

In June 2005, the Company negotiated with the landlord to lease an additional 5,000 square feet office on the second floor of the present facility, 9050 Pines Blvd., Pembroke Pines, Florida 33024. The Company began occupancy of this office in April 2006 and the lease expires in June 2009 with a monthly rent of $9,186 (including sales tax). GlobeTel vacated the premises in March 2006, having turned over the space to Gotham Financial as part of the sale of the Stored Value assets to Gotham. However, there was unpaid rent due on both the first and second floor suites. In August 2007, the landlord received a judgment in the amount of $206,730 of which $115,693 is accrued for in 2006 as it relates to 2006 expenses. The balance will be accrued in 2007.

GlobeTel formerly leased facilities at 444 Brickell Avenue, Suite 522, Miami, Florida 33131. The Company was under a five-year lease expiring April 2005, with a monthly rent of $3,463. In January of 2005 the Company satisfied its lease obligation related to this office.

In January 2005, GlobeTel signed a lease agreement with the San Bernardino International Airport Authority for hangar space at the airport in San Bernardino, California for the purpose of assembling and storing the Stratellite prototype. The term of the agreement is from January 15, 2005 through March 31, 2005, at a monthly lease rate of $9,767. Three months prepaid rent totaling $29,302 was paid in December 2004. The agreement provides that with the consent of the lessor the Company may remain on a month-to-month basis, and do intend to remain in the space for the near term.

Until September 2007, the Company leased a 66,000 square foot space hanger in Palmdale, California. The initial lease, between Sanswire Networks, LLC and the City of Los Angeles World Airports, was for a term of three months, ended July 22, 2005 with a monthly rent of $19,990. On June 8, 2005 the lease term was amended for fifteen months, commencing June 8, 2005 through September 7, 2006, with two one-year options. Concurrently with the signing of the amended lease, the parties entered into a reimbursement agreement to share the cost of certain improvements.

As of October 2007, Sanswire no longer occupies a hangar at Palmdale Regional Airport, the monthly cost of this space was $20,847. This facility was adjacent to the United States Air Force’s Plant 42 and Edwards Air Force Base. Sanswire constructed and tested Stratellite and Sky Sat prototypes at the facility. The hangar also included administrative office space. Sanswire is indebted to Los Angeles World Airports, the lessor of the hangar, in the amount of $161,761.

Sanswire Technologies, Inc., the company from which the Sanswire, LLC assets were purchased, had an office space lease in Dekalb County, GA. The lease term was from April 1, 2004 through March 31, 2005, with monthly rent of $2,628. Although not directly obligated on this lease, the Company paid the monthly rent from May 2004 through March 2005, whereas employees of the Company’s subsidiary, Sanswire, LLC, utilized the premises. The employees have since vacated the premises and the Company no longer occupies the space and is no longer obligated for any lease payments.

Future minimum rental payments required under the above operating leases subsequent to the year ended December 31, 2006 are as follows:

2007	$357,355
2008	54,000
2009 and thereafter	—
$411,355

Rent expense for 2006 and 2005 were $658,522 and $480,995, respectively.

NOTE 16. RELATED PARTY TRANSACTIONS

Related party transactions, other than those discussed in the notes above and below, include the following:

RELATED PARTY PAYABLES

As of December 31, 2006 and 2005, related party payables were $0 and $57,500, respectively. The 2005 balance represents a short-term, non-interest bearing loans by officers of the Company, due on demand. This payable was assumed as part of the sale of the Stored Value assets. See Note 8 above.

SETTLEMENT WITH FORMER OFFICER AND DIRECTOR

In September 2005, the Company issued a total of 82,887 shares pursuant to a severance agreement with Leigh Coleman, a former President and Director, valued at $123,750, based on the closing price of the shares on the dates of issuance. In addition, a total of 81,481 options to purchase common shares, valued at $55,000 based on the option exercise price (adjusted for 1:15 reverse stock split) per the 2004 Employee Stock Bonus Plan.

LOSS ON SETTLEMENT WITH FORMER AFFILIATE

In September 2005, the Company entered into a settlement agreement with Sky China, Ltd., an Australian company that Mr. Coleman is affiliated with. Mr. Coleman was a former President and member of the Board of Directors for Globetel. The Company and Sky China, Ltd. entered into an agreement in 2004 to joint venture with the Company for telecommunications services in Australia and Asia, and, in 2004, issued 200,000 shares of common stock valued at $135,000. Pursuant to the settlement, the Company granted Sky China Ltd. options to acquire 1,544,166 shares with a fair market value of $213,487.

NOTE 17. INCOME TAXES

Deferred income taxes and benefits for 2006 and 2005 are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. The tax effects (computed at 15%) of these temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2005	Current Period Changes	2006
Deferred tax assets:
Accrued officers’ compensation	$1,201,134	$(954,459)	$246,675
Allowance for doubtful accounts	61,365	275,725	337,090
Consulting services elected as start-up costs under IRC Sec. 195 (b)	1,270,128	(1,270,128)	0
Reincorporation expenses amortized under IRC Sec. 248	25,975	(25,975)	0
Accumulated depreciation	(46,280)	1,290,460	1,244,180
Net operating loss carryforwards	9,018,333	3,196,029	12,214,362
	11,530,655	2,511,652	14,042,307
Valuation allowance	(11,530,655)	(2,511,652)	(14,042,307)
Net deferred tax asset	$—	$—	$—

A reconciliation of income benefit provided at the federal statutory rate of 15% to income tax benefit is as follows:

	2006	2005
Income tax benefit computed at federal statutory rate	$(3,196,029)	$(3,136,496)
Accrued salaries	41,899	1,201,134
Allowance for doubtful accounts	337,090	61,365
Depreciation	682,623	(10,269)
Losses not benefited	2,134,417	1,884,266
	$—	$—

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

At the end of 2006, the Company had net operating loss carry-forwards (including those of its successor due to accounting for the reincorporation as an "F" reorganization under the Internal Revenue Code) of approximately $81,429,083, which expire at various dates through 2021.

NOTE 18. COMMON STOCK TRANSACTIONS

During the year ended December 31, 2006, the Company issued the following shares of Common stock, all of which shares are stated in post-split amounts:

SHARES	CONSIDERATION	VALUATION
38,472	Settlement of Debt	$150,810
1,953,830	Exercised Stock Options	*
2,727,272	Exercised Warrants	$6,341,148
1,000,000	Converted Preferred Series C	*
10,325	Consulting Services	$23,750
3,000,000	Converted Notes Payable and Accrued Interest	*
666,667	Stock for Debt	$2,386,660
500,000	Services - Performance Bonus	$295,000
204,828	Settlement of Debt	$86,790
1,166,667	Converted Preferred Series D	*
10,640	Services - Performance Bonus	$2,979

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

On May 9, 2005, the Company entered into a private placement with a number of accredited investors, whereby these investors have purchased $2,357,960 of common shares at a price of $ 2.886 with warrants to purchase up to an additional 571,924 shares of common stock at an exercise price of $ 5.0925. However, the subscription agreement with the investors allows for the price of the warrant to be adjusted should the Company offer equity securities at a lower price prior to the Warrants being exercised. As stated below the Company has entered into such an agreement and will be obligated to adjust the Warrant exercise price. The Company subsequently registered those shares on Form S-3 which has been declared effective by the Securities and Exchange Commission.

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

Also, in May 2005, the Company issued an additional 291,317 unrestricted shares to an institutional investor that received shares for cash in private placements during 2004, pursuant to an anti-dilutive provision in the original agreement. These shares were recorded at par value. As previously disclosed, Timothy M. Huff, CEO of GlobeTel, held a 40% interest in this investment, and accordingly received 116,526 shares.

NOTE 19. STOCK OPTIONS AND WARRANTS

During the year ended December 31, 2006, the Company issued the following options to acquire Common stock:

Date Issued	Shares	Consideration	Valuation	Relationship

4/6/2006	159,793	Director Bonus	$212,660	Former Directors
7/4/2006	133,967	Director Bonus	$97,595	Former Directors
10/4/2006	123,967	Director Bonus	$32,274	Former Director
10/10/2006	1,585,488	Director Severance/Bonus	$219,200	Former Director
12/29/2006	2,109,260	Employees Bonus	$497,399	Non Executive Employees

See below for more information regarding vesting term and exercise prices.

All options were fully vested and thus there was no deferred compensation.

The above scheduled stock options were recorded at fair market value under SFAS 123R (see Note 1 above). The fair value of the options at the time of issuance was determined using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	4.50%
Expected life	3 years
Expected volatility	87-112%
Expected dividend yield	0%

During the year ended December 31, 2005, the Company issued the following options to acquire Common stock:

Date Issued	Shares	Consideration	Valuation	Relationship

9/27/2005	81,481	Additional stock options per	$55,000	Former President / Director settlement agreement
9/27/2005	1,542,176	Settlement Agreement	$1,256,873	Consultant / Affiliate or Former President
12/9/2005	37,500	Director Bonus	$55,875	Former Director
12/9/2005	30,000	Director Severance	$29,700	Former Director
12/31/2005	2,945,763	Officer Stock Option Grant	$1,988,390	Chief Executive Officer/ Director
12/31/2005	1,963,842	Officer Stock Option Grant	$1,325,593	Chief Operating Officer / Director
12/31/2005	1,472,882	Officer Stock Option Grant	$994,195	Chief Financial Officer
12/31/2005	490,961	Officer Stock Option Grant	$331,398	Director / Former President
12/31/2005	981,921	Officer Stock Option Grant	$662,797	Chief Technology Officer / Former Consultant
12/31/2005	981,921	Officer Stock Option Grant	$662,797	Chief Operating Officer
12/31/2005	2,454,803	Officer Stock Option Grant	$4,394,097	Director

The above scheduled stock options include only those recorded at intrinsic value (see Note 1 above). Other stock options with no intrinsic value (i.e., not discounted) are discussed below, but are not required to be recorded in the financial statement.

STOCK OPTION BONUS PLANS

In November 2005, the Company established its 2005 Stock Option Bonus Plan, wherein the board of directors authorized the issuance of stock options for restricted shares totaling 1,509,180 shares to the officers and employees of the Company as payment of accrued bonuses through December 31, 2005. The stock options are exercisable at $2.12, based on the closing market price of the Company's free-trading shares on the date the options were granted. Through the date of this report, none of these options have been exercised.

During 2005, the board of directors authorized the issuance of stock options for restricted shares totaling 199,490 shares to the directors of the Company as board members' compensation for services through December 31, 2005. The stock options are exercisable at various amounts, ranging from $1.99 to $4.35 per share, based on the closing market price of the Company's free-trading shares on the date the options were granted, except for a now former director who was issued 37,500 and 30,000 options shares at $1.49 and $0.99, respectively. Through the date of this report, none of these options have been exercised.

All of the options granted during 2006 and 2005, unless otherwise discounted as noted above, were exercisable based on the closing market price of the Company's free-trading shares. Accordingly, whereas through December 31, 2005 the Company expenses stock options only at intrinsic value (per APB 25 - see Note 1 above), no expense was recorded for shares exercised based on the closing price of the Company's free-trading shares at the date granted.

2004 STOCK OPTIONS EXERCISED IN 2005 and 2006

During 2006 and 2005, a total of 1,953,830 and 1,785,490, respectively, of the above options shares were exercised and issued (net of shares used to pay for "cashless" options"), with payment in cash and common stock subscriptions receivable totaling $85,788 and $92,906, pursuant to the 2004 Stock Option Bonus Plan, the Officers' Stock Option Grant Plan, and for accrued board members' stipends, and, furthermore, these shares were registered by the Company's filing a Form S-8 registration statement. The number of shares registered were allocated to the individuals exercising the options based a ratio of the number of options held by each individual to the total number of options held by all individuals. Employee options vest according to the terms of the specific grant and expire from 3 to 5 years from date of grant. As of December 31, 2006, all options issued and outstanding have fully vested and thus there was no deferred compensation, Stock option activity for the years ended December 31, 2006 and 2005 was as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at December 31, 2004	7,674,257	$.675
Options Granted	15,888,598	1.273
Options Exercised	(1,813,692)	.675
Options Forfeited	(96,296)	.675
Outstanding at December 31, 2005	21,652,867	$1.114
Options Granted	4,112,475.822
Options Exercised	(1,953,830)	.675
Options Cancelled	(28,643)	.675
Options Forfeited	(3,609,267)	2.253
Outstanding at December 31, 2006	20,173,602	$.894

As of December 31, 2006, the exercise price of all options outstanding exceeds the market price of the Company’s stock, and therefore there was no intrinsic value.

WARRANTS

On May 9, 2005, the Company entered into a private placement with a number of accredited investors, whereby these investors have purchased $2,357,960 of common shares at a price of $ 2.886 with warrants to purchase up to an additional 571,924 shares of common stock at an exercise price of $ 5.0925. However, the subscription agreement with the investors allows for the price of the warrant to be adjusted should the Company offer equity securities at a lower price prior to the Warrants being exercised. As stated below the Company has entered into such an agreement and will be obligated to adjust the Warrant exercise price. The Company subsequently registered those shares on Form S-3 which has been declared effective by the Securities and Exchange Commission.

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

Also, in May 2005, the Company issued an additional 291,317 unrestricted shares to an institutional investor that received shares for cash in private placements during 2004, pursuant to an anti-dilutive provision in the original agreement. These shares were recorded at par value. As previously disclosed, Timothy M. Huff, CEO of GlobeTel, held a 40% interest in this investment, and accordingly received 116,526 shares.

The following table summarizes certain information about the Company’s stock warrants.

	Warrants Class A	Warrants Class B	Weighted Average Exercise Price
Outstanding at December 31, 2004	—	—	—
Warrants Granted	4,535,440	—	$2.595
Warrants Exercised	(1,808,168)	—	1.778
Outstanding at December 31, 2005	2,727,272	—	$2.500
Warrants Granted	3,736,701	1,801,095	1.994
Warrants Exercised	(2,727,272)	—	2.500
Outstanding at December 31, 2006	3,736,701	1,801,095	$1.994

The fair value of the warrants issued during 2006 was determined using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	4.50%
Expected life	3 years
Expected volatility	99.63%
Expected dividend yield	0%

NOTE 20. PREFERRED STOCK

SERIES A

During 2005, the preferred shareholders converted all of the remaining 96,500 Series A Preferred shares into 8,911,651 (pre-split) shares of the Company's common stock.

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

Beginning on the first anniversary after the first closing date and expiring two years thereafter, Caterham and its nominees may convert (in whole or in part) its Series B Preferred Stock into GlobeTel common stock. Each 1,000 share increment of Series B Preferred Stock, as a class, issued to Caterham and its nominees shall be convertible into that number of shares of the Company's common stock equal to 1% of GlobeTel then issued and outstanding shares (the "Aggregate Conversion Shares") as determined on the date in which Caterham, or one of its nominees, first converts its Series B Preferred Stock into the Company's common stock (the "First Conversion Date"). In March 2005, the Company and Caterham amended the agreement to revise conversion rights to provide issuance of 369,467 shares of GlobeTel common stock. Each holder of the Series B Preferred Stock will receive shares of GlobeTel aggregate conversion shares based on his pro-rata ownership of the Series B Preferred Stock. Three years after the first closing date, all of the shares of GlobeTel's Series B Preferred Stock which have not converted into GTEL common stock will be automatically converted into shares of GlobeTel's common stock.

The Company had subscribed and received $3,350,000 as of December 31, 2004 (net of $11.5 million of subscriptions receivable). A total of $2,850,000 was received from Caterham; an amount representing $500,000 was issued to Charterhouse in settlement of outstanding obligations. In addition an amount representing $150,000, was issued as a broker's fee.

In January 2005 an additional $250,000 was received from Caterham. The remaining amount of the subscription receivable was subsequently received during 2005 in the form of $4,835,200 of telecommunication equipment - the data switch in connection with the Stored Value Card program.

In December 2005, the Company entered into an agreement with Caterham wherein all 35,000 Series A Preferred shares were converted into 12,931,334 shares of GlobeTel common stock in full settlement of all obligations of the parties.

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

In September 2005, Mr. Taboada converted all 500 shares of Series C Preferred Stock into 820,000 shares of the Company's common stock based on 1% of the then outstanding total of the Company's common stock, as agreed upon by the parties.

On October 22, 2004, the Company agreed to sell 250 shares of Series C Preferred Stock of GlobeTel Communications Corp. to Lawrence Lynch for a total investment of $250,000. Mr. Lynch, an individual investor, was also the current Chief Operating Officer of the Company. The Company used this $250,000 investment for working capital and purchase of equipment necessary to expand the Company's stored value card programs.

In November 2005, Mr. Lynch converted all 250 shares of Series C Preferred Stock into 500,000 shares of the Company's common stock.

As of December 31, 2005, the there were no subscriptions receivable for Series C preferred stock, all shares were converted into Company common stock, and the Company does not anticipate issuing any additional shares in connection with this preferred stock series.

SERIES D

On July 28, 2004, the Company agreed to sell 1,000 shares of Series D Preferred Stock of GlobeTel Communications Corp. to Mitchell A. Siegel, former Chief Operating Officer and Vice President and Director of the Company. The Company intends to use $1 million of this investment for working capital and purchase of equipment necessary to expand the Company's stored value card programs.

Mitchell A. Siegel agreed to advance $1 million to GlobeTel in four (4) quarterly installments beginning August 2004. The agreement was subsequently modified for the installment period to be semi-annual and to begin in October 2004. Mr. Siegel has remitted the initial $250,000, and in June 2005, remitted the second $250,000. The Company does not expect to receive the remaining $500,000 in stock subscriptions receivable from Mr. Siegel. Mr. Siegel converted his shares in October 2006.

The Certificate of Designation for the Series D Preferred Stock was filed with the State of Delaware on July 30, 2004.

NOTE 21. SUBSEQUENT EVENTS

Completion of Agreement To Form “No Mas Cables” Joint Venture with VPN de Mexico S.A. de C.V

On April 3, 2007, the Company and VPN de Mexico S.A. de C.V., subsidiary of Grupo IUSA S.A. de C.V., Mexico, finalized an agreement that called for the creation of a joint venture company called “No Mas Cables de Mexico S.A. de C.V.” to be owned 51% by VPN and 49% by GlobeTel. The purpose of the joint venture is to install and operate wireless broadband networks utilizing GlobeTel's HotZone 4010 wireless base station. The parties had originally entered into a Test Network Installation Agreement in June 2006, pursuant to which GlobeTel installed a network in the Mexican city of Pachuca. As of the date of this filing, the Company as abandoned the joint venture.

Entry Into A Material Definitive Agreement to Reprice Exercise Price of Warrants

On April 13, 2007, the Company agreed to reprice the exercise price of warrants previously packaged with aforementioned Convertible Note financing in September 2006 to $.20 per share, and increased the number of shares issuable upon exercise of such warrants 1.5 times the original amount of warrants issued. In consideration of the aforementioned the investors exercised their warrants which will result in the issuance of up to 4,839,014 shares of common being issued for a total consideration of up to $967,802. As of that date, warrants have been exercised for a total of 3,750,000 shares for total consideration of $750,000. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company believes that the investors are 'accredited investors', as such term is defined in Rule 501(a) promulgated under the Securities Act.

Refinancing of Debt

In January 2007, the Company executed several Certificates of Adjustments for the previously issued Notes. The Notes previously had Exercise Prices ranging from $0.33 to $.39 and with the execution of the adjustments; the Exercise Prices were then modified to $0.196. On May 1, 2007, the Company executed several Certificates of Adjustments for the previously issued Warrants. The Warrants previously had Exercise Prices ranging from $0.75 to $1.00 and with the execution of the adjustments; the Exercise Prices were then modified to $0.196. In January 2008, the Company issued certificates of adjustment for certain convertible debentures and warrants issued pursuant to the 2006 financing to $.105 per share. The Company anticipates that there will be additional charges due to these modifications and such charges will be recorded during the year ended December 31, 2007.

Agreement with TAO Technologies GmbH

In June 2008 the Company restructured its November 2007 agreement with TAO Technologies GmbH and Professor Bernd Kroplin. The new agreement called for the establishment of a new US-based joint venture company to be called Sanswire-TAO that was to be owned equally by TAO and Sanswire Corp., the wholly-owned subsidiary of GlobeTel. Additionally, Sanswire-TAO would register the patents and intellectual property of TAO Technologies and Kroplin in the United States for the exlusive use of Sanswire-TAO. The agreement also covered Canada and Mexico.  Further, the compensation for the assets was reduced from $12 million in cash and stock to $3.5 million in cash stock. GlobeTel has paid $809,000, consisting of $280,000 in cash and 4.45 million shares valued at $529,000. The remaining balance of $2,691,000 is payable in cash over the next three years.

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

Limited Engagement of Dohan & Co., P.A.

The Company appointed Dohan & Co., P.A. (“Dohan”) CPAs of Miami, Florida as the Company’s independent registered public accounting firm to amend and recertify our financial statements for fiscal year ended December 31, 2004 and 2005. The Board of Directors of the Company has approved the appointment of Dohan. Dohan has accepted this appointment and has been engaged by the Company   after assurances and verifications from the Company that previous management from 2004 and 2005 are no longer associated with the Company and have been since been replaced. The amended forms 10KSB and 10K were filed on November 2, 2007 and December 5, 2007 respectively.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of Jonathan Leinward, the Company’s Chief Executive Officer and Principal Financial Officer (the “Reviewing Officer”), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Reviewing Officer concluded that as of December 31, 2006, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Remediation of Material Weaknesses

We have formulated a program to remedy the material weaknesses identified above. In the first phase of the program, already completed as of September 30, 2007, we have hired outside accountants and consultants to review our financial statements and prepare the restatement of our financial statements. We have also hired outside counsel to advise on the amendment of our previously filed annual and quarterly reports filed with the SEC, which were filed on November 2, 2007 and December 5, 2007.

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

c.   Seeking outside review of acquisition transactions

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 8A(T). Controls and Procedures.

Not applicable

ITEM 8B. OTHER INFORMATION

BOARD APPOINTMENTS AND RESIGNATIONS

On August 30, 2005, Leigh Coleman, a director of the Company, resigned effective August 18, 2005. There were no disputes with the Company.

The Board of Directors appointed Jonathan Leinwand to the Board of Directors effective August 18, 2005. Mr. Leinwand was also the Company’s general counsel.

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

On October 7, 2006, J. Randolph Dumas, Dorian Klein, Amb. Amb. Ferdinando Salleo, and Timothy Huff resigned as directors of the Company (Mr. Huff also resigned as CEO) and Przemyslaw Kostro and Peter Khoury were appointed as directors. Mr. Khoury was also appointed as CEO.

On March 14, 2007, Michael Castellano and Patrick Heyn resigned as directors of the Company. Mr. Castellano also served as chairman of the Audit Committee.

On September 7, 2007, Peter Khoury resigned as director of the Company. Mr. Khoury also resigned as CEO.

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

(During 2006)

Name	Age	Position with Company

Timothy Huff (a)	40	Chief Executive Officer and Director
J. Randolph Dumas (b)		Chairman (Until resignation on October 7, 2006)
Sir Christopher Meyer (c)		Director
Przemyslaw Kostro	42	Chairman
Mitchell Siegel (d)	58	Director
Thomas Y. Jimenez (e)	46	Chief Financial Officer
Kyle McMahan (g)	47	Director
Amb. Amb. Ferdinando Salleo (h)		Director
Dorian Klein (i)		Director
Michael Castellano (j)		Director
Patrick Heyn (k)		Director
Peter Khoury (l)		Director, CEO
Jonathan Leinwand	37	Director, CEO

(a)	Resigned as Director and CEO October 7, 2006.
(b)	Resigned October 7, 2006
(c)	Resigned March 19, 2006
(d)	Retired as a Director June 21, 2006.
(e)	Retired as Chief Financial Officer on April 17, 2006.
(f)	Declined to stand for re-election and term ended August 11, 2005.
(g)	Declined to stand for re-election as director and term ended on June 21, 2006.
(h)	Resigned October 7, 2006
(i)	Resigned October 7, 2006
(j)	Resigned March 14, 2007
(k)	Resigned March 14, 2007
(l)	Resigned September 7, 2007

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

Timothy M. Huff

Timothy M. Huff, Director, Chief Executive Officer, joined GlobeTel in October 1999, and served as CEO and as a member of the Board of Directors from April 2002 to October 2006. Prior to joining GlobeTel, Mr. Huff spent over five years owning and operating several successful private telecom companies. Mr. Huff has over eighteen years experience in international telecom business that included working with Sprint and MCI International, where he was involved in the construction of MCI's first international gateways. Mr. Huff resigned as Director and CEO on October 7, 2006.

Mitchell A. Siegel

Mitchell A. Siegel, Director, Chief Operating Officer, served in this capacity and as a member of the Board of Directors from May 2002 to June 2006. Since 1996, he was a consultant to Global Transmedia Communications Corporation and was instrumental in defining our role as a licensed telecommunications company. Mr. Siegel graduated from American University, holding a Bachelors Degree in Business Administration and has completed Masters Degree courses in finance at City College of New York - Bernard Baruch School of Finance. Mr. Siegel retired as a Director on June 21, 2006.

Thomas Y. Jimenez

Thomas Y. Jimenez, CPA, Chief Financial Officer, served as our CFO since joining the Company in October 1999 to April 2006. For the three years prior to joining the Company, Mr. Jimenez was a consultant to various telecommunications companies, running their financial department and assisted in building networks in different countries. Previously, Mr. Jimenez was a partner in certified public accounting firm in the New York City area. Mr. Jimenez graduated from Cleveland State University with a degree in Business Administration. Mr. Jimenez retired as Chief Financial Officer on April 17, 2006.

Kyle McMahan

Kyle McMahan served on our Board of Directors from May 2004 to June 2006. From 1989 to 2003, Mr. McMahan served as Chief Executive Officer of Southern Mortgage Reporting, Inc., a credit-reporting agency. From April 2001 through September 2003, he served as chairman of INFO 1 Co., Inc., a company that organized, planned and financed the startup of new businesses in the credit reporting industry. Mr. McMahan has served as a board member of The Mortgage Bankers Association of Georgia and The National Credit Reporting Association. He has been nominated to serve on the Company's Board of Directors in accordance with the terms of the Company's asset purchase agreement with Sanswire Technologies, Inc. Mr. McMahan declined to stand for re-election as director and term ended on June 21, 2006.

J. Randolph Dumas

J. Randolph Dumas served as a member of the Board of Directors of GlobeTel Communications from December 2005 to October 2006. Mr. Dumas served as a Naval Aviation Officer during the Viet Nam War Era and, later, served as a briefing officer within the Central Intelligence Agency in Washington D.C. before attending The Wharton School where he completed his MBA degree in finance in 1977. Currently, a resident of London, England - he has lived and worked in Europe for the past 25 years. He became a senior Managing Director at Salomon Brothers International Limited where he was responsible for the firm's European corporate finance, mortgage securities and real estate investment banking businesses for a number of years. Subsequently, Mr. Dumas founded and became the Managing Partner of two prominent private equity firms: Dumas West & Co. (a 50:50 partnership with the "Baby Bell" telecommunications company, US West) and Rubikon Partners, a firm focusing on European leveraged buyouts. Mr. Dumas has had extensive experience working in virtually every business sector and in every country within Europe, Asia and in much of the Middle East. He maintains strong relationships in these countries at the highest levels. Mr. Dumas resigned as a Director on October 7, 2006.

Amb. Ferdinando Salleo

His Excellency Ambassador Ferdinando Salleo joined the GlobeTel Board of Directors in May 2006. From 1995-2003, he served as the Italian ambassador to the United States. His distinguished service on behalf of his native Italy began in 1960 when he joined the Italian Foreign Service. A number of increasingly visible assignments brought him to Paris, New York and Prague. He also served in the Political Department of his Ministry (as head of NATO Dept.), from where he moved to Bonn as Minister Counselor. He later became Director General for the Department for Economic Cooperation and Development Aid of the Ministry of Foreign Affairs in Rome, and eventually the head of the Italian Permanent Mission to the OECD (the Paris-based Organization for Economic Cooperation and Development) in 1986, as well as to the European Space Agency (ESA). He earned a M.A. degree from the Law School of the University of Rome. Amb. Salleo resigned as a Director on October 7, 2006.

Dorian Klein

Dorian Klein was named to the Board of Directors in January 2006. He has a distinguished record as an investment banker having worked for more than 20 years in New York, London and Tokyo, including roles as Managing Director and Head of European Structured and Principal Finance at Merrill Lynch in London and as Managing Director and Head of Asset Finance at Bankers Trust in London. He also headed the Tokyo office of a highly successful boutique investment bank that he co-founded with his colleagues from Paine Webber during the 80's. Mr. Klein is currently the Managing Partner of Rubikon Partners, a private equity firm specializing in mid-cap European buy-ins and buy-outs. He has also been a private investor in several European technology companies, including several in fields which are directly relevant to the business strategy of GlobeTel. Mr. Klein is an alumnus of Yale University (BA in Mathematics) and the Harvard Business School (MBA in Finance). Mr. Klein resigned as a Director on October 7, 2006.

Michael P. Castellano

Michael P. Castellano is a certified public accountant with more than 40 years of experience in the financial sector. His distinguished career includes executive positions in corporate accounting, finance, and administration at renowned companies such as Avis, Inc., E.F. Hutton, Inc., and Fidelity Investments. At Fidelity, he held the positions of Vice President and Corporate Controller and was later appointed Senior Vice President and Chief Accounting Officer of the Fidelity Institutional Group. He was also a director and head of the Audit Committee for Puradyn Filter Technologies from 2001 through 2005 and ResortQuest International, a New York Stock Exchange listed property management company, from 2002 until November 2003 when it was acquired by Gaylord Entertainment. Mr. Castellano currently serves as a director and chairman of the Audit Committees of Sona Mobile and Sun Capital Advisers Trust. Mr. Castellano resigned as a Director on March 14, 2007.

Patrick Heyn

Mr. Heyn is a Partner in the Audit and Accounting department of Daszkal Bolton LLP where he is responsible for ensuring the quality and technical accuracy of all auditing services performed for public and private companies. Mr. Heyn obtained his Bachelor in Business Administration degree in Accounting from Columbus State University and his Master in Professional Accountancy degree from Georgia State University in Atlanta. He is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Heyn is certified as a CPA in both Florida and Georgia. Mr. Heyn resigned as a Director on March 14, 2007.

Peter Khoury

Mr. Khoury is the founding partner and former CEO of International Consulting Services, a global telecommunications practice focused on assisting companies with entering and effectively competing in an aggressive communications market. Mr. Khoury oversaw ICS's global operations and its business development practices. After graduating from the University of Sydney with an Honours degree in Chemical Engineering, Mr. Khoury obtained additional degrees in Computer Science and Business Administration. His career began as a Systems Engineer at IBM. He later joined companies Andersen Consulting and Digital Equipment, where he managed key assignments in the telecommunications, finance and insurance sectors in Singapore, Hong Kong, Japan, Australia and New Zealand. Mr. Khoury resigned as a Director on September 7, 2007.

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

ITEM 10. EXECUTIVE COMPENSATION.

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Timothy M. Huff, CEO	2006	176,014	(a)	0	0	0		0	0	0		176,014
Timothy M. Huff, CEO	2005	200,000	(a)	0	0	2,288,390	(b,e)	0	0	50,000	(d)	2,538,390
Mitchell A. Siegel, COO	2006	103,825	(a)	0	0	0		0	0	0		103,825
Mitchell A. Siegel, COO	2005	120,000	(a)	0	0	3,988,093	(b,e)	0	0	55,000	(d)	4,163,093
Thomas Y. Jimenez, CFO	2006	146,067	(a)	0	0	0		0	0	0		146,067
Thomas Y. Jimenez, CFO	2005	120,000	(a)	0	0	1,256,695	(b,e)	0	0	55,000	(d)	1,431,695
Stephen King, Sr. VP	2006	75,903	(a)	0	0	0		0	0	0		75,903
Stephen King, Sr. VP	2005	47,682	(a)	0	0	143,338	(b)	0	0	12,500	(d)	203,520
Lawrence E. Lynch, CFO	2006	109,271	(a)	0	0			0	0	0		109,271
Lawrence E. Lynch, COO	2005	120,000	(a)	0	0	881,547	(b,e)	0	0	55,000		1,056,547
Joseph Seroussi, CTO	2006	101,520	(a)	0	0	0		0	0	0		101,520
Joseph Seroussi, CTO	2005	120,000	(a)	0	0	881,547	(b,e)	0	0	55,000		1,056,547
Jerrold R. Hinton, Director/Former President	2006	0		0	0	0		0	0	0		0
Jerrold R. Hinton, Director/Former President	2005	0		0	0	331,398	(e)	0	0	100,000	(d)	431,398
Leigh A. Coleman	2006	0		0	0	0		0	0	0		0
Leigh A. Coleman	2005	49,220	(a)	0	0	72,417	(b)	0	0	0		121,637
Jonathan Leinwand, Director	2006	120,008		0	2,979	0		0	0	0		122,987
Jonathan Leinwand, Secretary	2005	95,262		0	0	142,188	(e)			18,750	(d)	256,200
Peter Khoury, CEO	2006	62,500		0	0	0		0	0	0		62,500

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

(b) In addition to the base compensation, the employment agreements provide for payment of bonuses that at a minimum equal the executives' base compensation, unless otherwise agreed to by the executives. As of December 31, 2003 and 2002, the executives all agreed not to receive bonuses they are entitled to pursuant to the employment agreements. For 2004, the executives received bonuses as entitled to under the agreements. The bonuses received were equal to the amount of gross compensation received during 2004. All executive bonuses for 2004 were included in the Employee Stock Option Plan (see Note 19 to financial statements) and paid with stock options.

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

(e) Pursuant to an Officers' Stock Option Grant plan approved by the Board (see Note 19 to financial statements), certain officers are entitled to receive stock options in amounts which, after the exercise of such options, would effect ownership of various percentages of the total shares then issued and outstanding. The following officers received options for restricted shares in the following percentages for 2005: CEO - 3%, former COO and current SVP - 2%, CFO - 1.5%, current COO - 1%, CTO - 1%, SVP of Finance - 2% and General Counsel - .75%.

The schedule below indicates the number of shares received upon exercise and the aggregate dollar value realized upon exercise in 2006 by officers and directors pursuant to the above plans.

NAME	POSITION	SHARES EXERCISE	VALUATION
MCMAHAN, KYLE	Former Director	31,985	$21,590
MOLEN, MICHAEL	Former Director	23,596	$15,927
TOTAL - OFFICERS & DIRECTORS		55,581	$37,517

OUTSTANDING EQUITY AWARDS

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Timothy Huff	1,782,964			0.675	December 31, 2006
	1,647,442			0.675	December 31, 2007
	116,527			0.675	April 1, 2007
Thomas Jimenez	633,842			0.675	December 31, 2006
	877,810			0.675	December 31, 2007
Jerrold Hinton	1,577,367			0.675	December 31, 2006
	569,416			0.675	December 31, 2007
Mitchell Siegel	851,853			0.675	December 31, 2006
	1,093,113			0.675	December 31, 2007
Jonathan Leinwand	921,052			0.190	May 22, 2010
	1,400,000			0.105	October 18, 2010
	2,916,667			0.090	January 10, 2011
Leigh Coleman	133,333			0.675	December 31, 2006
	574,438			0.675	December 31, 2007

COMPENSATION OF DIRECTORS

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)		(f)	(g)	(j)
Sir Christopher Meyer, Chairman (2005)	—	—	25,000				25,000
J. Randolph Dumas, Vice Chairman (2006)	100,000	—	541,136				641,136
J. Randolph Dumas, Vice Chairman (2005)	62,500	4,397,097	6,250				4,465,847
Przemyslaw L. Kostro, Former Chairman (2005)	—	—	18,750				18,750
Laina Green (2005)	—	85,575	19,000				104,575
Michael Molen (2005)	—	—	18,520				18,520
Michael Costellano (2006)	13,125	7,917	10,297				31,339
Ferdinando Salleo (2006)	—	—	27,087				27,087
Dorian Klein (2006)	31,666	7,917	5,148				44,731
Patrick Heyn (2006)	—	—	—				—
Kyle McMahan (2006)	26,250	7,917	3,327				37,494
Kyle McMahan (2005)	—	—	25,000				25,000

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Common Stock

At July 1, 2008, we had 146,198,784 common shares issued and outstanding. The table below sets forth the share ownership of our executive officers and directors, individually and as a group. No other person is the beneficial owner of more than 5% of our issued and outstanding common shares

Title of Class	Name & Address of Beneficial Ownership	Amount and Beneficial	Nature of Ownership	Percentage of Class (1)
Common Stock	Przemyslaw L. Kostro Chairman 101 NE 3 rd Ave, Suite 1500, Fort Lauderdale, Florida 33301	—	Shares	0.00%

Common Stock	Jonathan Leinwand, CEO Since October 2007 and Director Since August 2005 101 NE 3 rd Ave, Suite 1500, Fort Lauderdale, Florida 33301	1,851,111	Shares	1.27%

	Total of all Officers and Directors as a Group	1,851,111		1.27%

(1) Based on 146,198,784 shares issued and outstanding on July 1, 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

See Item 7, Notes 18 and 19 Common Stock Transactions and Stock Option, respectively, to the Notes to Consolidated Financial Statements.

Director Independence

Mr. Kostro is independent as that term in defined under section 301 of the Sarbanes-Oxley Act of 2002 .

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The following table summarizes the fees charged by Weinberg & Company for services rendered to the Company during 2006 and 2005.

Amount
Type of Fee	Fiscal Year 2006	Fiscal Year 2005
Audit(1)	$—	$—
Audit Related(2)	—	—
Taxes (3)	—	—
All Other (4)	—	—
Total	$—	$—

The following table summarizes the fees charged by Dohan & Company for services rendered to the Company during 2006 and 2005.

	Amount
Type of Fee	Fiscal Year 2006	Fiscal Year 2005
Audit(1)	$58,430	$66,303
Audit Related(2)	—	—
Taxes (3)	—	—
All Other (4)	—	—
Total	$58,430	$66,303

(1)
This category consists of fees for the audit of our annual financial statements included in the Company’s annual report on Form 10-KSB and review of the financial statements included in the Company’s quarterly reports on Form 10-QSB. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.

(2)
Represents services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years, aggregate fees charged for assurance and related services that are reasonably related to the performance of the audit and are not reported as audit fees. These services include consultations regarding Sarbanes-Oxley Act requirements, various SEC filings and the implementation of new accounting requirements.

(3)	Represents aggregate fees charged for professional services for tax compliance and preparation, tax consulting and advice, and tax planning.
(4)	Represents aggregate fees charged for products and services other than those services previously reported.

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
3.2
Bylaws (filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB and incorporated Herein by reference)

Material Contracts-Consulting Agreements and Employment Agreements (filed as Exhibits to Registration Statements on Form S-8 and post-effective amendments thereto and incorporated herein by reference)

10.1	Asset Purchase Agreement between the Company and Sanswire, Inc.(incorporated by reference)
10.2	Asset Purchase Agreement between the Company and Stratodyne,Inc. (incorporated by reference)
10.3	Subscriptions Agreements between the Company and Preferred Series A,B,C, and D shareholders (incorporated by reference)
21	Subsidiaries
31.1	Certification of Chief Executive Officer and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBETEL COMMUNICATIONS CORP.

By:	/s/ Jonathan Leinwand
Name: Jonathan Leinwand , Title: Chief Executive Officer (Principal Executive Officer)

Dated: July 8, 2008

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Jonathan Leinwand	Chief Executive Officer, Principal Financial	July 8, 2008
Jonathan Leinwand	Officer and Director

/s/ Przemyslaw Kostro	Chairman of the Board	July 8, 2008
Przemyslaw Kostro