Form 10KSB
period 2007-12-31
Sanswire Corp.
filed 2008-10-09
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-23532

SANSWIRE CORP.
(formerly Globetel Communications Corp.)

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

State issuer's revenues for its most recent fiscal year ended December 31, 2007: $53,754.

As of September 23, 2008, there were 158,753,208 shares of the issuer's common stock issued and outstanding. Affiliates of the issuer own 1,851,111 shares of the issuer's issued and outstanding common stock and the remaining 156,902,097 shares are held by non-affiliates. The aggregate market value of the shares held by non-affiliates at September 23, 2008 was $10,041,734.

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

PART I

Forward-Looking Statements and Risk Factors

Certain information included in this Form 10-KSB and other materials filed or to be filed by Sanswire Corp. ("Sanswire," "GlobeTel," the “Company”, "we", "us" or "our") with the Securities and Exchange Commission (as well as information included in oral or written statements made from time to time by us, may contain forward-looking statements about our current and expected performance trends, business plans, goals and objectives, expectations, intentions, assumptions and statements concerning other matters that are not historical facts. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as "believe", "plan", "will likely result", "expect", "intend", "will continue", "is anticipated", "estimate", "project", "may", "could", "would", "should" and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements.

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

The following risk factors may affect our operating results and the environment within which we conduct our business. If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements. These risk factors include, but are not limited to, changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending, including the armed conflict in Iraq or other potential countries; various factors which increase the cost to develop airships, including factors under the influence and control of government agencies and others; fluctuations in the availability and/or cost of helium, carbon fiber or other resources necessary to successfully assemble our airships; our Company's ability to raise prices sufficiently to offset cost increases, including increased costs for resources; the feasibility and commercial viability of our Stratellite project; related contemplated funding from third parties to finance the project, and necessary cooperation with various military and non-military agencies of the United States government, and similar agencies of foreign governments; depth of management and technical expertise and source of intellectual and technological resources; adverse publicity about us and our airships; relations between our Company and its employees and partners; legal claims and litigation against the Company; including the recently commenced SEC lawsuit; the availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures; changes in, or any failure to comply with, governmental regulations; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; and other risks and uncertainties referenced in this Annual Report on Form 10-K. This statement, and any other statements that are not historical facts, are forward-looking statements.

This annual report also contains certain estimates and plans related to the airship industry. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know what level of growth will exist, if any, in the market for lighter than air unmanned aerial vehicles,. Our growth will be dependent upon our ability to compete with larger, well-established companies. If our assumptions are wrong about any events, trends and activities, then our estimates for the future growth of Sanswire and our consolidated business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

ITEM 1. DESCRIPTION OF BUSINESS

General

Sanswire Corp. ("Sanswire," "Globetel", “we”, “us”, “our”, or the “Company”), is engaged in the business of developing high-altitude airships called Stratellites that will be used to provide wireless voice, video, and data services. The airships are designed to provide intelligence, surveillance and reconnaissance capabilities in a military context.

From 2002 to 2007 Sanswire was involved in the following business sectors: stored value card services; wholesale telecommunications services; voice over IP; wireless broadband; and high altitude airships. These business units operated through various subsidiaries. The Company has discontinued operations in all but the high altitude airship sector.

Beginning in 2007, Sanswire began focusing exclusively on opportunities through its wholly-owned subsidiary Sanswire Networks. The opportunities associated with Sanswire are related to the Lighter Than Air (LTA) Unmanned Aerial Vehicle (UAV) market. Sanswire seeks to build and run a UAV business that includes low-, mid- and high-altitude, lighter-than-air vehicles. Sanswire intends to provide customers advanced seamless wireless broadband capabilities and surveillance sensor suites utilizing its High Altitude Airship technology.

Sanswire’s main products are airships, which provide a platform to transmit wireless capabilities from air to ground.

The High Altitude class of prospective airships are generally referred to as HAAs (High Altitude Airships) but have also been called HAPs and HALEs (High Altitude Platforms, High Altitude Long Endurance). They are being designed to be able to keep a station in one location in the Stratosphere, at approximately 65,000 ft for durations of 30 days or more.

Reverse Stock Split

Sanswire is authorized to issue up to 250,000,000 shares of Common Stock, par value $0.00001 per share, (subsequent to a 15-for-1 reverse stock split on May 23, 2005 and subsequent to an increase in the authorized shares from 150,000,000 to 250,000,000 at the shareholder meeting on June 21, 2006) and 10,000,000 shares of Preferred Stock, par value $0.001. The post split share calculation will be used throughout this report, unless noted. 760,000 shares of Preferred Stock has been allocated into different series of issuance and the remaining 9,240,000 shares is a so-called "blank check" preferred, meaning that its terms such as dividends, liquidation and other preferences, are to be fixed by our Board of Directors at the time of issuance. The dividends, liquidation rights and other preferences for each class of Preferred Stock are explained in Item 7, Financial Statements, Note 12.

Recent Developments

On October 5, 2007, Sanswire received a "Wells Notice" from the Securities and Exchange Commission (the "SEC") in connection with the SEC’s ongoing investigation of the Company. The Wells Notice provides notification that the staff of the SEC intends to recommend to the Commission that it bring a civil action against the Company for possible violations of the securities laws including violations of Sections 5 and 17(a) of the Securities Act of 1933; Sections 10(b), 13(a), and 13(b)(2)(A) & (B) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rules 10b-5, 12b-20, 13a-1, 13a-11, and 13a-13 thereunder; and seeking as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The staff is also considering recommending that the SEC authorize and institute proceedings to revoke the registration of the Company’s securities pursuant to Section 12(j) of the Exchange Act.

On November 26, 2007 the SEC announced that it had filed a civil lawsuit against two former employees of Sanswire alleging that Joseph J. Monterosso, former Chief Operating Officer of Sanswire and former president of the Company’s Centerline Communications Subsidiary, and Luis Vargas, an employee of Centerline, engaged in a scheme to create $119 million in revenue that was subsequently reported in the Company’s financial statements as filed with the Commission. Securities and Exchange Commission v. Joseph J. Monterosso and Luis E. Vargas , Civil Action No. 07-61693 (S.D. Fla., filed on November 21, 2007).

On May 1, 2008 the SEC filed a lawsuit (the “complaint”) against Sanswire and three of the Company's former officers (Securities and Exchange Commission v. GlobeTel Communications Corp., Timothy J. Huff, Thomas Y. Jimenez and Lawrence E. Lynch, Case No. 08-CV-60647 (S.D. Fla., filed May 1, 2008). The complaint filed represents decisions and actions taken by Sanswire's management team during the Company's operations covering 2004-2006. Specifically the complaint concerns former CEO Timothy Huff, former COO and CFO Larry Lynch, and former CFO Thomas Jimenez. The complaint reiterates that former officer Joseph Monterosso and former employee Louis Vargas conspired to and carried out a scheme to fraudulently cause the Company to report 119 million dollars in nonexistent revenue. The Company no longer has any relationship with those individuals. As a result of the alleged schemes and actions of the previous management mentioned in the complaint, the Company is diligently working to come into compliance with all relevant regulations. The Company has formally exited all businesses associated with the alleged schemes and continues to operate under new management with the goal of completing the restructuring of the Company and focusing all its efforts on new opportunities in the aerospace sector.

On September 22, 2008 we filed a Certificate of Merger with the Secretary of State of the State of Delaware pursuant to which our wholly owned subsidiary, Sanswire Corp., a Delaware corporation, was merged into us. As a result of the filing of the Certificate of Merger, our corporate name was changed from GlobeTel Communications Corp. to Sanswire Corp.

Background

We were previously a wholly-owned subsidiary of American Diversified Group, Inc. (“ADGI”). At a special meeting of stockholders of ADGI held on July 24, 2002, the stockholders of ADGI approved a plan (the "Plan") for the exchange of all outstanding shares of ADGI for an equal number of shares of Sanswire.

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

When ADGI exchanged all of its outstanding shares of common stock for Sanswire common stock, ADGI became a wholly-owned subsidiary of Sanswire and Sanswire began conducting the business formerly conducted by ADGI.

In 2004, we formed wholly-owned subsidiaries: Sanswire Networks, LLC (“Sanswire-FL”) for our Stratellite project; and Centerline Communications, LLC, (“Centerline” or “CLC”) and its wholly-owned subsidiaries, EQ8, LLC, G Link Solutions, LLC, Volta Communications, LLC, and Lonestar Communications, LLC for the purpose of the recording and managing the sale of wholesale minutes and related network management functions. We have since closed Centerline and its subsidiaries.

In 2004, we acquired a 73.15% interest in Consolidated Global Investments, Ltd. (“CGI”), formerly known as Advantage Telecommunications, Ltd. (“ATC”), an Australian company. CGI was to be utilized in the carrier sales sector of our business and was later to be a licensee of the Sanswire Networks, LLC in Australia. However, we have since sold our shares in CGI back to the Company and no longer have any interest in CGI. Certain shares of Sanswire acquired by CGI were sold by CGI. The Securities and Exchange Commission has questioned the validity of the exemption used for the sale of such shares as more fully discussed below in Item 3 “Legal Proceedings.”

In 2008 we incorporated Sanswire Corp., a Florida corporation and wholly-owned subsidiary, to deal directly with airship opportunities based upon our agreement with TAO Technologies, GmbH. We also incorporated Sanswire-TAO Corp., a Florida corporation that is a 50/50 joint venture with TAO Technologies. The agreements with TAO are discussed below.

On September 22, 2008 we filed a Certificate of Merger with the Secretary of State of the State of Delaware pursuant to which our wholly owned subsidiary, Sanswire Corp., a Delaware corporation, was merged into us. As a result of the filing of the Certificate of Merger, our corporate name was changed from GlobeTEl Communications Corp. to Sanswire Corp.

Business of Sanswire

Sanswire Corp. has sharply refined its operating model ─ focusing exclusively on opportunities in Lighter Than Air (LTA) Unmanned Aerial Vehicles (UAV). We seek to build and run a UAV business that includes low-, mid- and high-altitude, lighter-than-air vehicles; adding value to their security, surveillance and broadcasting abilities through the integration of wireless technologies with a wide array of customer payloads. Our long-term objective is to provide commercial and government customers advanced seamless wireless broadband capabilities and surveillance sensor suites utilizing a state of the art High Altitude Airship technology.  Building upon this high altitude technology, Our near term goal is to penetrate the military/government use market for low to mid altitude unmanned airships

Our main products are airships, which provide a platform to transmit wireless capabilities from air to ground.

The High Altitude class of prospective airships are generally referred to as HAAs (High Altitude Airships) but have also been called HAPs and HALEs (High Altitude Platforms, High Altitude Long Endurance). They are being designed to be able to keep a station in one location in the Stratosphere, at approximately 65,000 ft for durations of 30 days or more. 65,000 ft is the sweet spot in the stratosphere for optimal wind conditions to keep station using the least amount of power.

STRATELLITE™

Our HAA is the STRATELLITE™, so named because they offer the functionality of a satellite in the stratosphere. This class of airship will consist of several models to suit various purposes. STRATELLITES™ were conceived to help solve infrastructure issues that plague many parts of the world, including the so called "last mile" (building expensive ground based infrastructure for very low density areas) issues.  The STRATELLITE™ can bring a full range of telecommunications or broadcasting capabilities to any area of the world, accessible to people with customer premise equipment that is inexpensive and available.

The Stratellite™ is a high altitude long endurance airship intended to populate “near space” with telecommunications capability. A presence in near space with high tech sensors and communications suites offers enormous potential for both commercial and government applications. Whether hovering at 65,000 feet or flying a variety of mission profiles, the Stratellite offers many of the features of satellites with cost savings, refurbishment ability, and opportunity for regular system upgrades.

There is a great need for information-transmission in the future performed by High Altitude Platforms in various fields;

•	mobile broadband communications

•	emergencies, use in disaster areas
•	marine radio service
•	new traffic engineering systems
•	weather observation
•	water surveillance (pollution)
•	ozone and smog monitoring
•	radiation monitoring (UV and radioactive)
•	astronomic and terrestrial observation
•	documentation of conditions in the upper atmosphere
•	border control, coast surveillance
•	private communication services like e.g. cellular phones
•	transmission of radio- and television programmers etc.

SANSWIRE-TAO

Sanswire first entered into an agreement with TAO Technologies in 2005. At that time, TAO provided engineering support to the efforts of Sanswire Networks, LLC then working out of facilities in California. In September 2007, Sanswire entered into a letter of intent with TAO Technologies GmbH, a German company specializing in the design of remotely operated airships. Sanswire had been working with TAO since 2005. Pursuant to the letter of intent Sanswire will purchase 50% of TAO, and TAO will be renamed Sanswire-TAO GmbH. The Company will be focused on the design, development and production of unmanned aerial vehicles. It is expected that Sanswire-TAO will be based chiefly in Stuttgart. The acquisition of 50% of TAO follows the October 2005 development agreement between Sanswire and TAO that resulted in the construction and testing of the Sanswire 2A.

The letter of intent calls for TAO and Sanswire to share sales and marketing rights of various aerial vehicles developed and currently owned by TAO. Additionally, upon closing of definitive agreements, TAO will grant to Sanswire-TAO the respective patents and intellectual property rights covering the products, including the AirChain segmented airship.

In November 2007, the Company entered into a Licensing and Technical Cooperation Agreement with TAO. TAO granted to Sanswire an exclusive license for the territories of the US, Canada, Mexico and Chile for the marketing and distribution of airships based upon the technologies patented and developed by TAO. TAO will also provide testing and engineering support for the development of airships to meet the criteria required by Sanswire customers. Sanswire is obligated to provide TAO with engineering orders of at least $1,000,000 per year and certain cash and stock payments on a quarterly basis.

On June 3, 2008 Sanswire and TAO entered into an agreement to form a 50/50 US based joint venture to place, among other things, the rights to the TAO intellectual property in US, Canada, and Mexico into the US based JV company to be called Sanswire-TAO.  This integration of Sanswire and Stuttgart, Germany-based TAO Technologies Gmbh took place to create various strategic advantages for both companies. Each group entered the relationship with synergistic, yet very distinct core competencies. Sanswire’s business development, its inroads into the U.S. Government review process as well as inroads into overseas markets and other marketing resources complement TAO’s vast airship product research and development ability.

The Sanswire-TAO research and development efforts are centered in Stuttgart, taking advantage of the relationship between TAO and the University of Stuttgart. This relationship provides cost-effective access to aerospace testing facilities including wind tunnels, environmental test chambers, structural testing devices, computer aided design and a legion of aerospace and physics professionals along with their more than 10 years of solar powered airship experience. The Sanswire-TAO joint venture provides the following:

(1)	Multiple Airship Platforms – Ranging from short range low altitude platforms to Stratospheric solutions.
(2)	Access to Resources – Through contractual relationships with world-renowned universities, including their hometown University of Stuttgart.

(3)	Research and Development – More than a decade of knowledge and experience resulting from significant data gathered from vital airship testing.
(4)	Proprietary Systems – Custom developed systems from the design and modeling of airships to specialized flight control systems.
(5)	Intellectual Property – Patented designs and concepts providing worldwide protection.
(6)	Constructed Airships – Several platforms built for demonstrations
(7)	Testing Facilities – Including aerospace laboratories, assembly and storage hangars, wind tunnels, certified launch and flight facilities, and certified manufacturing and production facilities.

Competitive Business Conditions

We are aware of other companies that are also developing high altitude platforms similar in nature to our Stratellite project. Our competitors, though, may have more resources available to develop their respective products. Furthermore, since the airship projects are currently in the development stage, there can be no assurance that the project will successfully complete the development stage and result in a commercially viable product. Even if a properly functioning, commercially viable product is established there can be no assurance that revenues will be achieved from the sales of Stratellites or other airships or that the costs to produce such revenues will not exceed the revenues or that the project will otherwise be profitable. There can be no assurance that we will be able to successfully achieve the results we anticipate with this project.

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

Trademarks

We have filed for registration of the names "Stratellite" and "Sanswire" under the Madrid Protocol (that includes the United States) and in many non-Madrid Protocol countries

We intend to file for patents covering unique design and intellectual property covering the design and engineering of the Stratellite, but will wait until these are finalized. We have additionally entered into an agreement with TAO Technologies GmbH, with whom Sanswire has collaborated since 2005. This agreement provides exclusive licensing and patent rights for TAO’s airship technologies and allows Sanswire to register the TAO patents in the United States.

Regulatory Matters

The export of the Stratellite or SkySat may be subject to United States State Department restrictions on the transfer of technology. We are currently investigating whether or not the export of the Sanswire products would require export licenses and how the production of these vehicles in Germany through our agreement with TAO Technologies, GmbH would impact this.

During 2007, Sanswire and its subsidiaries incurred payroll tax liability during the normal course of business at each payroll cycle. The Company submitted certain withholding tax payments during the first quarter through a payroll processor, ADP. Subsequent thereto, the Company no longer processed its payroll through ADP. During this time, the Company did not file the appropriate tax forms or deposit the appropriate withholding amounts. The Company has recognized this issue and contacted the IRS accordingly to bring its filings up-to-date and pay any taxes due. The Company may be subject to penalties and interest from the IRS.

Number of Total Employees and Number of Full-Time Employees

As of September 1, 2008 we have 6 full-time employees, including our executive officers and employees of our subsidiaries. We do not believe that we will have difficulty in hiring and retaining qualified individuals for our general operations and any technical personnel required for the aerospace projects will primarily be hired overseas to work with the existing TAO personnel.

ITEM 2. DESCRIPTION OF PROPERTY
Sanswire’s corporate offices are now located at 101 NE 3 rd Ave., Suite 1500, Fort Lauderdale, FL 33301. Base rent is $1,486 per month plus the cost of services used by Sanswire. The lease is for a period of 6 months.

The Company previously leased office facilities at 9050 Pines Blvd., Suite 110, Pembroke Pines, Florida 33024, as of April 1, 2004. This lease will expire in June 2009, and had a initial monthly rent of $5,462. In November 2004, the Company leased additional adjacent space at the Pembroke Pines, Florida location under the same terms and period as the existing lease, bringing the total monthly rent to $9,186.

In June 2005, we negotiated with the landlord to lease an additional 5,000 square feet office on the second floor of our prior facility, 9050 Pines Blvd., Pembroke Pines, Florida 33024. The Company began occupancy of this office in April 2006 and the lease expires in June 2009 with a monthly rent of $9,186 (including sales tax). The Company vacated the premises in March 2006, having turned over the space as part of the sale of the Stored Value assets. However, there was unpaid rent due on both the first and second floor suites. In August 2007, the landlord received a judgment in the amount of $206,730.

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

ITEM 3. LEGAL PROCEEDINGS

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

On October 5, 2007, Sanswire received a "Wells Notice" from the SEC in connection with the SEC’s ongoing investigation of the Company. The Wells Notice provides notification that the staff of the SEC intends to recommend to the Commission that it bring a civil action against the Company for possible violations of the securities laws including violations of Sections 5 and 17(a) of the Securities Act of 1933; Sections 10(b), 13(a), and 13(b)(2)(A) & (B) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rules 10b-5, 12b-20, 13a-1, 13a-11, and 13a-13 thereunder; and seeking as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The staff is also considering recommending that the SEC authorize and institute proceedings to revoke the registration of Company’s securities pursuant to Section 12(j) of the Exchange Act.

On May 2, 2008, the Securities and Exchange Commission (“SEC”) filed a lawsuit in the United States District Court for the Southern District of Florida against Sanswire Corp. (the “Company”) and three former officers of the Company, Timothy J. Huff, Thomas Y. Jimenez and Lawrence E. Lynch. The SEC alleges, among other things, that the Company recorded $119 million in revenue on the basis of fraudulent invoices created by Joseph Monterosso and Luis Vargas, two individuals formerly employed by the Company who were in charge of its wholesale telecommunications business.

The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. In response to the Complaint, the Company has filed a motion to dismiss, which motion is still pending before the Court. The Company intends to vigorously defend itself in this action.

Joseph Monterosso

In October 2007 the Company filed a lawsuit in the Circuit Court for Broward County, Florida against Joseph J. Monterosso alleging Libel, Slander and Defamation, Tortuous Interference, Violations of FS § 836.05 (Threats Extortion)  and violations of FS §517 (Securities Fraud). Mr. Monterosso has not yet been served with the complaint.

Wachovia v. GlobeTel

In connection with the operations of Globetel Wireless Europe GmbH and the acquisition of Altvater GmbH, the Company guaranteed a letter of credit in the amount of $600,000. Upon Globetel Wireless Europe GmbH ceasing operations, the letter of credit was drawn upon. The letter of credit was not collateralized. In September 2007, Wachovia filed a lawsuit in Broward County in an attempt to recover the amount through arbitration with the American Arbitration Association. On June 2, 2008, the American Arbitration Association awarded Wachovia $762,902.

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

Derivative Action

On July 10, 2006 a derivative action was filed against the officers and directors of Sanswire alleging that they have not acted in the best interest of the Company or the shareholders and alleged that the transaction to install wireless networks in Russia was a sham. The lawsuit is pending in the Federal District Court for the Southern District of Florida (Civil Case No. 06-60923). The Company believes that the suits are without merit and will vigorously defend against it. The Company has hired outside counsel to defend it in this action. The Company and the Plaintiff have reached an agreement in principle to settle this action and have submitted such settlement with the Court for its approval. Under the terms of the settlement, Company’s D&O insurance carrier will pay $60,000 in attorneys’ fees to plaintiff’s counsel, the Company will implement or maintain certain corporate governance changes, and all claims will be dismissed with prejudice.

Mitchell Siegel v. Globetel

On February 2, 2007, Sanswire was sued in the Circuit Court for Broward County, Florida entitled Mitchell Siegel v. Globetel Communications Corp. , Case no. 0702456 (“the Siegel Lawsuit”). In this action, Siegel sued Sanswire for breach of contract in regards to a Key Executive Employment Agreement. On February 15, 2008, both parties entered into a settlement agreement whereas Mr. Siegel would receive $175,000 worth of stock, payable over 12 months, and 50% of the gross proceeds, up to a total amount of $300,000, received from an October 2006 agreement.

Former Consultants

The Company is a defendant in two lawsuits filed by Matthew Milo and Joseph Quattrocchi, two former consultants, filed in the Supreme Court of the State of New York (Richmond County, Case no. 12119/00 and 12118/00). These matters were subsequently consolidated as a result of an Order of the court and now bear the singular index number 12118/00. The original lawsuits were for breach of contract. The complaint demands the delivery of 10,000,000 pre split shares of ADGI stock to Milo and 10,000,000 to Quattrocchi. Sanswire was entered into the action as ADGI was the predecessor of the Company. The suit also requests an accounting for the sales generated by the consultants and attorneys fees and costs for the action.

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

For the most part, the summary judgment motions that plaintiffs brought clearly stated their theories of recovery and the documents that they will rely on in prosecuting the action. The case was assigned to a judicial hearing officer and there was one week of trial. The trial has been since adjourned with no further trial dates having been set.

It is still difficult to evaluate the likelihood of an unfavorable outcome at this time in light of the fact that there has been no testimony with regard to the actions. However, the plaintiffs have prevailed with regard to their claim of $15,000 as a result of the lawsuit bearing the original index Number 12119/00.

This case went before a Judicial Hearing Officer on July 6 and 7, 2006. No resolution occurred during the July hearing and the Judicial Hearing Officer has asked for written statements of facts and law. The outcome cannot be projected with any certainty.  However, the Company does not believe that it will be materially adversely affected by the outcome of the proceeding. The Company has not been informed of any further developments since the hearing.

Trimax Wireless

On July 3, 2007 Sanswire filed suit against its former employee Ulrich Altvater and his company Trimax Wireless seeking the return of certain equipment held at the former GlobeTel Wireless offices and for the return of $175,000 lent to Altvater by the Company. The replevin action against Trimax was dismissed on the basis of venue and the Company intends to refile the suit with regard to Trimax in Collier County, Florida.

On July 12, 2007, the Company terminated its agreement with Mr. Altvater and his company, Trimax Wireless, Inc.

In August 2007, Altvater and Trimax filed suit against Sanswire alleging, defamation, conversion, breach of contract and seeking injunctive relief. Sanswire successfully moved to have the two cases consolidated and has filed a Motion to Dismiss this suit. The Company intends to vigorously defend this suit, but no assurance can be given about the outcome of the litigation.

American Express

American Express Travel Related Services Company, Inc. has filed a lawsuit against Sanswire and Sanswire Networks LLC (CASE NO: CACE 08-013239, Broward County Florida), seeking to recover a total of $394,919 for unpaid charges on the Companies’ corporate purchasing account. The Company intends to vigorously defend itself in this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters brought to a vote of security holders in 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) MARKET PRICE
In October 2006, our stock was delisted from the American Stock Exchange and began trading on the Pink Sheets under the symbol “GTEM”. From October 2006 to October 2008 our shares of common stock have been quoted on the Pink Sheets quotation system under the symbol “GTEM." Effective October 8, 2008 our shares of common stock have been quoted on the Pink Sheets quotation system under the symbol “SNSR."

The following information sets forth the high and low bid price of our common stock during fiscal 2006, and 2007 and was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	HIGH	LOW
CALENDAR 2006
Quarter Ended March 31	$3.92	$2.48
Quarter Ended June 30	$2.30	$1.07
Quarter Ended September 30	$1.21	$0.41
Quarter Ended December 31	$0.62	$0.25

CALENDAR 2007
Quarter Ended March 31	$0.52	$0.24
Quarter Ended June 30	$0.32	$0.18
Quarter Ended September 30	$0.26	$0.08
Quarter Ended December 31	$0.04	$0.16

(b) HOLDERS

As of the date of this report, there were approximately 600 registered holders of our common stock.

(c) DIVIDENDS

The Company has never paid a dividend and does not anticipate that any dividends will be paid in the foreseeable future.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the information indicated with respect to our compensation plans as of December 31, 2007, under which our common stock is authorized for issuance.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	28,705,170	$0.60	—
Equity compensation plans not approved by security holders	—	—	—
Total	28,705,170	$0.60	—

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

In addition, certain employees, vendors, professionals and consultants were paid with common stock (see Note 10 to financial statements) and with stock options (see Note 11 to financial statements) and certain investment banking and broker's fees were paid with preferred stock (see Note 12 to financial statements) in lieu of cash compensation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Twelve months ended December 31, 2007 ("Fiscal 2007" or "2007" or "the current year") compared to twelve months ended December 31, 2006 ("Fiscal 2006" or "2006" or "the prior year").

RESULTS OF OPERATIONS

REVENUES. During fiscal 2007, our gross sales were $53,754, representing a increase of 42.2% over the prior year when our gross sales were $37,808. Our revenues increased primarily due to an increase in revenues from network management fees.

COST OF SALES. Our cost of sales consists primarily of the wholesale cost network bandwidth. During fiscal 2007, we had cost of sales of $15,529 representing a decrease of 83.9% from $96,168 for fiscal 2006.

GROSS MARGIN (LOSS). Our gross margin was $38,225 or 71.1% for fiscal 2007, compared to our gross loss of $58,360 or 254% for fiscal 2006, an increase of $96,585 or 165.5%. The increase is primarily due to the higher margin achieved for the network management revenue due to diminishing bandwidth costs.

OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, bad debts, investment banking and financing fees, investor and public relations, research and development, sales commissions, telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for fiscal 2007 were $7,496,801 compared to fiscal year 2006 operating expenses of $13,158,474 an decrease of $5,661,673 or 43%.

The decrease is primarily due to a decrease in officers' and directors' compensation to $696,790 (including non-cash compensation), from $1,931,774 in the prior year.

In addition, employee payroll and related taxes for fiscal 2007 were $3,611,596 compared to $3,916,409, a decrease of $304,813 or 7.8%. This decrease was due to a reduction of our operations, facilities and workforce during 2007.

During 2007, Sanswire and its subsidiaries incurred payroll tax liability during the normal course of business at each payroll cycle. The Company submitted certain withholding tax payments during the first and second quarters through a payroll processor, ADP. Subsequent thereto, the Company no longer processed its payroll through ADP. The Company did not file the appropriate tax forms until 2008 and has failed to deposit the appropriate withholding amounts. The Company has recognized this issue and contacted the IRS accordingly to make arrangement to pay any taxes due, which is currently estimated to be at least $150,000. The Company may be subject to penalties and interest from the IRS.

We incurred $1,635,303 of consulting fees, an increase of $1,012,084 or 162.4% for 2007 compared to $623,219 in 2006. This increase is primarily related to additional services required to develop and expand our geographical and product markets and projects in Mexico that was $550,000 in stock compensation, as well as increased professional fees in maintaining and expanding a public company, which included the fees related to the accounting department.

We received a $14,856 of research and development refund for our Sanswire project during 2007, compared to $1,573,150 during 2006, a decrease of $1,588,006 or 100.9%. During 2007, there were no direct expenses for development and building of the airship, as compared to $1,573,150 of direct expenses during 2006. This is due mainly to the fact that Company had no capital available to further the development. The Company believes that further development will increase during 2008 and thus associated expenses are expected to increase for 2008.

During 2007, we incurred $1,567,968 of general and administrative expenses as compared to $4,730,437 during 2006. The $3,162,469 decrease was due to a reduction expenses related to our operations, facilities and workforce during 2007.

During 2007, we incurred no depreciation expenses as compared to $289,914 during 2006. All the companies assets were impaired, sold or written down during 2006 leaving no assets to be depreciated.

LOSS FROM OPERATIONS. We had an operating loss of ($7,458,576) for fiscal year 2007 as compared to an operating loss of ($13,216,834) for fiscal 2006, primarily due to decreased operating expenses as described above, including lower operating costs and reductions of our various programs.

OTHER INCOME (EXPENSE). We had net other expenses totaling ($2,228,096) during fiscal year 2007 compared to ($6,484,551) during fiscal 2006. This variance was due primarily to the impairment of assets related to the Stored Value assets of ($5,222,066) and the write-off of other assets of ($682,695) in 2006.

Interest expense for fiscal year 2007 was $2,482,296 compared to $579,790 for the prior year. Interest expense increase was primarily due to noncash financing charges associated with the Company’s convertible debentures as well as the accrual of interest associated with its unsecured notes.

LOSS FROM DISCONTINUED OPERATIONS. During 2007 we had a loss of ($1,918,806) related to our discontinued operations compared to ($7,566,882) during fiscal year 2006. See note 2 in the financial statements for more information regarding the discontinued operations.

NET LOSS. We had a net loss of ($11,605,478) in fiscal year 2007 compared to a net loss of ($27,268,267) in fiscal 2006. The decrease in net loss is primarily attributable to the decrease in the operating expenses as discussed above.
LIQUIDITY AND CAPITAL RESOURCES

ASSETS. At December 31, 2007, we had total assets of $441,956 compared to total assets of $508,905 as of December 31, 2006.

The current assets at December 31, 2007, were $50,956 compared to $454,525 at December 31, 2006. As of December 31, 2007, we had $32,278 of cash and cash equivalents compared to $4,243 at December 31, 2006.

The Company had deposits of $391,000 as of December 31, 2007 compared to $72,987 as of December 31, 2006. The $391,000 relates to payments toward an agreement reached in May 2008 for the intellectual property of TAO Technologies. During 2007, a rental deposit for Los Angeles World Airport related to the Palmdale Hanger occupied by Sanswire Networks, LLC in the amount of $72,000 was used to pay rent obligations on the Palmdale Hangar that is no longer occupied by Sanswire.

During 2007 our accounts receivable, which consisted of a reimbursement check from our insurance provider, of $271,262 as of December 31, 2006 was received leaving no accounts receivable as of December 31, 2007.

We had $18,678 of current assets from discontinued operations as of December 31, 2007 as compared to $106,033 at December 31, 2006. We also had no other assets from discontinued operations as of December 31, 2006 as compared to $54,380 at December 31, 2005. See note 3 in the financial statements for more information regarding the discontinued operations.

LIABILITIES. At December 31, 2007, we had total liabilities of $13,666,678 compared to total liabilities of $14,694,994 as of December 31, 2006.

The current liabilities at December 31, 2007 were $13,666,678 compared to $10,096,661 at December 31, 2006, an increase of $2,807,115. The increase is principally due to the current portion of payments due on the notes payable for $6,262,598 (see note 6 of the financial statements), the increase in accounts payable of $692,117, and the increase in accrued salaries and payroll taxes of $607,258.

The Company had no long-term liabilities as of December 31, 2007 compared to $4,598,333 in 2006 due to stock being issued in 2007 as contemplated for the long term portion of the due to a related party - Hotzone Wireless as well as for the debt owed to its former employee.

CASH FLOWS. Our cash used in operating activities was $2,286,113 compared to $14,140,328 for the prior year. The decrease was primarily due to the decreased level of operations and operating activities and changes in our current assets and liabilities.

During 2007 there was $372,500 used in investing activities of which $130,000 was used as a deposit for the Sanswire-Tao joint venture and $242,500 from its discontinued operations compared to $255,182 in the prior year which was mainly attributed to cash payments made towards the purchase additional equipment.

Net cash provided by financing activities was $2,686,648 principally from the exercise of warrants and the conversion of notes and loan payables totaling $2,701,312, as compared to $13,333,803 in the prior year.

In April 2007, we received approximately $750,000 from the exercise of warrants by certain investors. With this funding, we will still require additional capital resources to fund our operations and capital requirements as presently planned over the next twelve months.

Throughout 2007 and continuing into 2008, the Company has been dependent upon monthly funding from its existing debt holders. Funding decisions have typically not extended beyond thirty days at any given time, and the Company does not currently have a defined funding source. Funding delays and uncertainties have seriously damaged vendor relationships, new product development and revenues. In the absence of continued monthly funding by its current debt holders, the Company would have insufficient funds to continue operations. There is no assurance that additional funding from the current debt holders will be available or available on terms and conditions acceptable to the Company.

During 2008, the Company has subsequently raised approximately $690,000 from investors; however this is not adequate funding to cover the estimated working capital deficit of approximately $8 million or the net loss for 2007 of approximately $11 million.
As reflected in the accompanying financial statements, during the year ended December 31, 2007 we had a net loss of ($11,605,478) compared to a net loss of ($27,268,267) during 2006. Consequently, there is an accumulated deficit of ($120,395,726) at December 31, 2007 compared to ($108,790,248) at December 31, 2006.

CRITICAL ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. As of December 31, 2006, the accounts receivable consists of a reimbursement from the Company’s Directors and Officers insurance for legal and accounting expenses that were paid above the Company’s deductible which was received in August 2007.

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

These Agreements usually require us to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the Agreement. These penalties are usually expressed as a fixed percentage, per month, of the original amount we received on issuance of the debt or preferred stock, common shares, options or warrants. We account for these penalties as a contingent liability and not as a derivative instrument.

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

The Company adopted SFAS No. 123(R) using the prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of its year ended December 31, 2006. In accordance with this transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of, SFAS No. 123(R). The Company’s consolidated financial statements for the year ended December 31, 2007 and 2006 reflect the impact of SFAS No. 123(R). Upon adopting SFAS No. 123(R), for awards with service conditions and graded-vesting, a one-time election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award.

Stock-based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2007 and 2006 were $1,667,107 and $321,729, respectively.

The Company’s determination of fair value of share-based payment awards to employees and directors on the date of grant uses the Black-Scholes model, which is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  Forfeitures are recognized as incurred.

The Company accounts for stock option and warrant grants issued to non-employees for goods and services using the guidance of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” whereby the fair value of such option and warrant grants is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities (SFAS No. 159)

In February 2007, the FASB issued SFAS No. 159. The Fair Value Option of Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value. The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption allowed if SFAS No. 157 is also adopted. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of:
Sanswire Corp. (formerly known as Globetel Communications Corp.) and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sanswire Corp. (formerly known as Globetel Communications Corp.) and Subsidiaries (the “Company”), as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficits, and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Sanswire Corp. (formerly known as Globetel Communications Corp.) and Subsidiaries’ internal control over financial reporting as of December 31, 2007 and 2006 included in the Company’s Item 8A “Controls and Procedures” in the Annual Report on Form 10-KSB and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanswire Corp. (formerly known as Globetel Communications Corp.) and Subsidiaries as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Weinberg & Company, P.A.

Boca Raton, Florida
September 18, 2008

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2007	DECEMBER 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,278	$4,243
Accounts receivable	—	271,262
Deposits	—	72,987
Current assets from discontinued operations	18,678	106,033
TOTAL CURRENT ASSETS	50,956	454,525
Deposits	391,000	—
Other assets from discontinued operations	—	54,380
TOTAL NONCURRENT ASSETS	391,000	54,380
TOTAL ASSETS	$441,956	$508,905

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$3,155,722	$2,463,605
Notes and convertible notes payable, net of discount of $1,257,364 and $882,128	8,056,220	6,262,598
Bank Overdraft	—	14,664
Accrued expenses and other liabilities	1,067,355	460,097
Current liabilities from discontinued operations	1,387,381	895,697
TOTAL CURRENT LIABILITIES	13,666,678	10,096,661
LONG-TERM LIABILITIES
Due to related party payable in stock	—	4,598,333
TOTAL LONG-TERM LIABILITIES	—	4,598,333
TOTAL LIABILITIES	13,666,678	14,694,994

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Preferred stock, $.001 par value, 250,000 shares authorized;
no shares issued and outstanding:	—	—
Series B Preferred stock, $.001 par value, 500,000 shares authorized;
no shares issued and outstanding:	—	—
Series C Preferred stock, $.001 par value, 5,000 shares authorized;
no shares issued and outstanding:	—	—
Series D Preferred stock, $.001 par value, 5,000 shares authorized;
no shares issued and outstanding:	—	—
Common stock, $.00001 par value, 250,000,000 shares authorized;
129,756,897 and 109,470,803 shares issued and outstanding	1,299	1,095
Additional paid-in capital	107,169,705	94,733,346
Stock subscriptions receivable - Common Stock	—	(130,282)
Accumulated deficit	(120,395,726)	(108,790,248)
TOTAL STOCKHOLDERS' DEFICIT	(13,224,722)	(14,186,089)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$441,956	$508,905

See accompanying notes to consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006

REVENUES	$53,754	$37,808
COST OF REVENUES	15,529	96,168
GROSS MARGIN (LOSS)	38,225	(58,360)
EXPENSES
Payroll and related taxes	3,611,596	3,916,409
Consulting fees	1,635,303	623,219
Officers' and directors' compensation	696,790	1,931,774
Bad debts	—	93,571
Research and development	(14,856)	1,573,150
General and administrative	1,567,968	4,730,437
Depreciation and amortization	—	289,914
TOTAL EXPENSES	7,496,801	13,158,474
LOSS FROM OPERATIONS	(7,458,576)	(13,216,834)
OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	254,200	—
Loss on disposition of equipment	—	(682,695)
Loss on impairment of equipment	—	(5,222,066)
Interest expense, net	(2,482,296)	(579,790)
NET OTHER EXPENSE	(2,228,096)	(6,484,551)
LOSS FROM CONTINUING OPERATIONS	(9,686,672)	(19,701,385)

LOSS FROM DISCONTINUED OPERATIONS	(1,918,806)	(7,566,882)
NET LOSS	$(11,605,478)	$(27,268,267)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC and DILUTED	121,171,392	105,643,655

LOSS PER SHARE FROM CONTINUING OPERATIONS
BASIC and DILUTED	($ 0.08)	($ 0.19)
LOSS PER SHARE FROM DISCONTINUED OPERATIONS
BASIC and DILUTED	($ 0.02)	($ 0.07)
NET LOSS PER SHARE
BASIC and DILUTED	($ 010)	($ 0.26)

See accompanying notes to consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	COMMON STOCK
			ADDITIONAL	STOCK
			PAID-IN	SUBSCRIPTIONS
Description	SHARES	AMOUNT	CAPITAL	RECEIVABLE

BALANCE, DECEMBER 31, 2005 (restated)	98,192,102	$982	$81,570,082	$(44,494)

Shares issued for options exercised	1,953,830	20	446,517	(85,788)
Shares issued for services	520,965	5	321,724	—
Shares issued for settlement of debt obligations	909,967	9	3,214,826	—
Shares issued for cash	5,727,272	57	6,341,091	—
Shares issued for conversion of Preferred Series D shares	1,166,667	12	499,988	—
Shares issued for Preferred Series C shares	1,000,000	10	(10)	—
Options issued for board member stipends	—	—	586,995	—
Options issued for executive compensation	—	—	472,133	—
Warrants issued with convertible notes	—	—	655,131	—
Beneficial conversion feature with convertible notes	—	—	624,869	—
Net loss	—	—	—	—
BALANCE, DECEMBER 31, 2006	109,470,803	$1,095	$94,733,346	$(130,282)

Shares issued for cash	3,750,000	38	749,962	—
Shares issued for services	6,824,920	68	1,667,039	—
Shares issued for settlement of debt obligations	1,333,333	13	4,598,320	—
Shares issued related to discontinued operations	4,001,599	41	1,056,438	—
Shares issued for interest and financing costs	1,572,951	16	557,616	—
Shares issued for conversion of notes	939,005	9	98,556	—
Shares issued for deposit	1,864,286	19	260,981	—
Writedown of receivable related to options	—	—	(130,282)	130,282
Options issued for executive compensation	—	—	1,922,992	—
Change of fair value of warrants	—	—	421,737	—
Warrants issued for and beneficial conversion feature for convertible notes	—	—	1,233,000	—
Net loss	—	—	—	—
BALANCE, DECEMBER 31, 2007	129,756,897	$1,299	$107,169,705	$—

See accompanying notes to consolidated financial statements

SERIES A
			ADDITIONAL	STOCK
			PAID-IN	SUBSCRIPTIONS
Description	SHARES	AMOUNT	CAPITAL	RECEIVABLE

BALANCE, DECEMBER 31, 2005 (restated)	—	$—	$—	$—

Shares issued for options exercised	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for settlement of debt obligations	—	—	—	—
Shares issued for cash	—	—	—	—
Shares issued for conversion of Preferred Series D shares	—	—	—	—
Shares issued for Preferred Series C shares	—	—	—	—
Options issued for board member stipends	—	—	—	—
Options issued for executive compensation	—	—	—	—
Warrants issued with convertible notes	—	—	—	—
Beneficial conversion feature with convertible notes	—	—	—	—
Net loss	—	—	—	—
BALANCE, DECEMBER 31, 2006	—	$—	$—	$—

Shares issued for cash	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for settlement of debt obligations	—	—	—	—
Shares issued related to discontinued operations	—	—	—	—
Shares issued for interest and financing costs	—	—	—	—
Shares issued for conversion of notes	—	—	—	—
Shares issued for deposit	—	—	—	—
Writedown of receivable related to options	—	—	—	—
Options issued for executive compensation	—	—	—	—
Change of fair value of warrants	—	—	—	—
Warrants issued for and beneficial conversion feature for convertible notes	—	—	—	—
Net loss	—	—	—	—
BALANCE, DECEMBER 31, 2007	—	$—	$—	$—

See accompanying notes to consolidated financial statements

SERIES B
			ADDITIONAL	STOCK
			PAID-IN	SUBSCRIPTIONS
Description	SHARES	AMOUNT	CAPITAL	RECEIVABLE

BALANCE, DECEMBER 31, 2005 (restated)	—	$—	$—	$—

Shares issued for options exercised	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for settlement of debt obligations	—	—	—	—
Shares issued for cash	—	—	—	—
Shares issued for conversion of Preferred Series D shares	—	—	—	—
Shares issued for Preferred Series C shares	—	—	—	—
Options issued for board member stipends	—	—	—	—
Options issued for executive compensation	—	—	—	—
Warrants issued with convertible notes	—	—	—	—
Beneficial conversion feature with convertible notes	—	—	—	—
Net loss	—	—	—	—

BALANCE, DECEMBER 31, 2006	—	$—	$—	$—

Shares issued for cash	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for settlement of debt obligations	—	—	—	—
Shares issued related to discontinued operations	—	—	—	—
Shares issued for interest and financing costs	—	—	—	—
Shares issued for conversion of notes	—	—	—	—
Shares issued for deposit	—	—	—	—
Writedown of receivable related to options	—	—	—	—
Options issued for executive compensation	—	—	—	—
Change of fair value of warrants	—	—	—	—
Warrants issued for and beneficial conversion feature for convertible notes	—	—	—	—
Net loss	—	—	—	—
BALANCE, DECEMBER 31, 2007	—	$—	$—	$—

See accompanying notes to consolidated financial statements

SERIES C
			ADDITIONAL	STOCK
			PAID-IN	SUBSCRIPTIONS
Description	SHARES	AMOUNT	CAPITAL	RECEIVABLE

BALANCE, DECEMBER 31, 2005 (restated)	—	$—	$—	$—

Shares issued for options exercised	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for settlement of debt obligations	—	—	—	—
Shares issued for cash	—	—	—	—
Shares issued for conversion of Preferred Series D shares	—	—	—	—
Shares issued for Preferred Series C shares	—	—	—	—
Options issued for board member stipends	—	—	—	—
Options issued for executive compensation	—	—	—	—
Warrants issued with convertible notes	—	—	—	—
Beneficial conversion feature with convertible notes	—	—	—	—
Net loss	—	—	—	—
BALANCE, DECEMBER 31, 2006	—	$—	$—	$—

Shares issued for cash	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for settlement of debt obligations	—	—	—	—
Shares issued related to discontinued operations	—	—	—	—
Shares issued for interest and financing costs	—	—	—	—
Shares issued for conversion of notes	—	—	—	—
Shares issued for deposit	—	—	—	—
Writedown of receivable related to options	—	—	—	—
Options issued for executive compensation	—	—	—	—
Change of fair value of warrants	—	—	—	—
Warrants issued for and beneficial conversion feature for convertible notes	—	—	—	—
Net loss	—	—	—	—
BALANCE, DECEMBER 31, 2007	—	$—	$—	$—

See accompanying notes to consolidated financial statements

	SERIES D
			ADDITIONAL	STOCK		TOTAL
			PAID-IN	SUBSCRIPTIONS	ACCUMULATED	STOCKHOLDERS'
Description	SHARES	AMOUNT	CAPITAL	RECEIVABLE	DEFICIT	EQUITY
BALANCE, DECEMBER 31, 2005 (restated)	1,000	$1	$999,999	$(500,000)	$(81,521,981)	$504,589
Shares issued for options exercised	—	—	—	—	—	360,749
Shares issued for services	—	—	—	—	—	321,729
Shares issued for settlement of debt obligations	—	—	—	—	—	3,214,835
Shares issued for cash	—	—	—	—	—	6,341,148
Shares issued for conversion of Preferred Series D shares	(1,000)	(1)	(999,999)	500,000	—	—
Shares issued for Preferred Series C shares	—	—	—	—	—	—
Options issued for board member stipends	—	—	—	—	—	586,995
Options issued for executive compensation	—	—	—	—	—	472,133
Warrants issued with convertible notes	—	—	—	—	—	655,131
Beneficial conversion feature with convertible notes	—	—	—	—	—	624,869
Net loss	—	—	—	—	(27,268,267)	(27,268,267)
BALANCE, DECEMBER 31, 2006	—	$—	$—	$—	$(108,790,248)	$(14,186,089)

Shares issued for cash	—	—	—	—	—	750,000
Shares issued for services	—	—	—	—	—	1,667,107
Shares issued for settlement of debt obligations	—	—	—	—	—	4,598,333
Shares issued related to discontinued operations	—	—	—	—	—	1,056,479
Shares issued for interest and financing costs	—	—	—	—	—	557,632
Shares issued for conversion of notes	—	—	—	—	—	98,565
Shares issued for deposit	—	—	—	—	—	261,000
Writedown of receivable related to options	—	—	—	—	—	—
Options issued for executive compensation	—	—	—	—	—	1,922,992
Change of fair value of warrants	—	—	—	—	—	421,737
Warrants issued for and beneficial conversion feature for convertible notes	—	—	—	—	—	1,233,000
Net loss	—	—	—	—	(11,605,478)	(11,605,478)
BALANCE, DECEMBER 31, 2007	—	$—	$—	$—	$(120,395,726)	$(13,224,722)

See accompanying notes to consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,605,478)	$(27,268,267)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	—	289,914
Amortization of debt discount	1,111,963	(397,872)
Gain on extinguishment of debt	(254,200)	—
Loss on disposition of assets	—	682,695
Loss on impairment of assets	—	5,279,567
Bad debt expense	—	93,571
Stock based compensation	1,667,107	321,729
Fair value of vested options	1,922,992	1,059,128
Fair value of warrants for investment	421,737	—
Increase in accrued interest expense	558,612	201,181
Common stock exchanged for interest and financing costs	557,632	—
Noncash activity from discontinued operations	1,056,479	1,681,645
(Increase) decrease in assets:
Accounts receivable	271,262	(193,357)
Loans to employees	—	46,068
Prepaid expenses	—	67,060
Prepaid expenses - related party	—	185,960
Deposits	72,987	1,139,934
Decrease in assets relating to discontinued operations	141,735	1,598,251
Increase (decrease) in liabilities:
Accounts payable	692,117	1,761,553
Due to former employee with stock	—	(237,600)
Accrued officers' salaries and bonuses	—	(97,382)
Accrued expenses and other liabilities	607,258	569
Related party payable	—	(57,500)
Increase in liabilities relating to discontinued operations	491,684	(297,173)
NET CASH USED BY OPERATING ACTIVITIES	(2,286,113)	(14,140,328)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	—	(255,182)
Deposit in future joint venture	(130,000)	—
Investing activities from discontinued operations	(242,500)	—
NET CASH USED BY INVESTING ACTIVITIES	(372,500)	(255,182)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock - exercises of warrants	750,000	6,341,148
Sale of common stock - exercises of options	—	34,446
Proceeds from notes and loans payable	1,951,312	6,943,545
Bank overdraft	(14,664)	14,664
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,686,648	13,333,803
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	28,035	(1,061,709)
CASH AND EQUIVALENTS - BEGINNING OF PERIOD	4,243	1,065,952
CASH AND EQUIVALENTS - ENDING OF PERIOD	$32,278	$4,243

SUPPLEMENTAL DISCLOSURES	2007	2006

Cash paid during the period for:
Interest	$25,083	$26,310
Income taxes	—	—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for debts	4,598,333	2,386,667
Shares issued for debts	242,500	—
Shares issued for future joint venture	261,000	—
Conversion of Series D preferred stock to common stock	—	1,000,000
Cashless issuance for exercise of options	—	360,749
Non cash receipt for services	—	590,568
Non cash disbursement for debt	—	590,568
Conversion of notes payable to common stock	98,565	—
Non-cash equity-warrant valuation and intrinsic value of beneficial
conversion associated with convertible notes	1,233,000	1,280,000

See accompanying notes to consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

NATURE OF OPERATIONS
From 2002 to 2007 Sanswire Corp. (formerly known as Globetel Communications Corp.) ("Sanswire") (the “Company”) was involved in the following business sectors: stored value card services; wholesale telecommunications services; voice over IP; wireless broadband; and high altitude airships. These business units operated through various subsidiaries. The Company has discontinued operations in all but the high altitude airship sector.

On September 22, 2008 we filed a Certificate of Merger with the Secretary of State of the State of Delaware pursuant to which our wholly owned subsidiary, Sanswire Corp., a Delaware corporation, was merged into us. As a result of the filing of the Certificate of Merger, our corporate name was changed from GlobeTel Communications Corp. to Sanswire Corp. The opportunities associated with Sanswire are related to the Lighter Than Air (LTA) Unmanned Aerial Vehicle (UAV) market. Sanswire seeks to build and run a UAV business that includes low-, mid- and high-altitude, lighter-than-air vehicles. Sanswire intends to provide customers advanced seamless wireless broadband capabilities and surveillance sensor suites utilizing its High Altitude Airship technology.

Sanswire’s main products are airships, which provide a platform to transmit wireless capabilities from air to ground.

The High Altitude class of prospective airships are generally referred to as HAAs (High Altitude Airships) but have also been called HAPs and HALEs (High Altitude Platforms, High Altitude Long Endurance). They are being designed to be able to keep a station in one location in the Stratosphere, at approximately 65,000 ft for durations of 30 days or more.

ORGANIZATION AND CAPITALIZATION
The Company was organized in July 2002, under the laws of the State of Delaware. Upon its incorporation, Sanswire was a wholly-owned subsidiary of American Diversified Group, Inc. (ADGI). ADGI was organized January 16, 1979, under the laws of the State of Nevada. ADGI had two other wholly-owned subsidiaries, Global Transmedia Communications Corporation (Global), a Delaware corporation, and NCI Telecom, Inc. (NCI), a Missouri corporation.

On July 1, 2002, both Global and NCI were merged into ADGI. On July 24, 2002, ADGI stockholders approved a plan of reincorporation for the exchange of all outstanding shares of ADGI for an equal number of shares of the Company. Subsequently, ADGI was merged into the Company, which is now conducting the business formerly conducted by ADGI and its subsidiaries, and all references to ADGI in these financial statements now apply to Sanswire interchangeably.

In July 2002, pursuant to the reincorporation, the Company authorized the issuance of up to 1,500,000,000 (pre-split) shares of common stock, par value of $0.00001 per share and up to 10,000,000 shares of preferred stock, par value of $0.001 per share.

In May 2005, the Company approved a reverse split of shares of common stock on a one for fifteen (1:15) basis and changed the number of shares authorized to 100,000,000. In the Company's annual shareholders meeting on August 1, 2005, the shareholders voted to increase the shares authorized from 100,000,000 to 150,000,000.

All common stock amounts in this report have been retroactively restated to account for the reverse stock split, unless otherwise noted.

In the Company's annual shareholders meeting on June 21, 2006, the shareholders voted to increase the shares authorized from 150,000,000 to 250,000,000.

BASIS OF PRESENTATION

The financial statements include the accounts of Sanswire Corp. ("Sanswire," the “Company”) and its wholly-owned subsidiaries: Sanswire Networks, LLC(“Sanswire Networks”); GlobeTel Wireless Corp.; GlobeTel Wireless Europe GmbH, a German corporation, and Centerline Communications, LLC, and its wholly-owned subsidiaries, EQ8, LLC, EnRoute Telecom, LLC, G Link Solutions, LLC, Volta Communications, LLC, and Lonestar Communications, LLC; High Valley Property Ltd., a British Virgin Islands corporation; as well as the accounts GTCC de Mexico, S.A. de C.V, which GlobeTel owns 99%.

Inter-company balances and transactions were eliminated in the consolidation.

GOING CONCERN
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $11,605,478 and a negative cash flow from operations of $2,286,113 for the year ended December 31, 2007, and had a working capital deficiency of $12,833,722 and a stockholders’ deficit of $13,224,722 at December 31, 2007.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Additional cash will still be needed to support operations. Management believes it can continue to raise capital from various funding sources, which when added to budgeted sales and current working capital, will be sufficient to sustain operations at its current level through December 31, 2008. However, if budgeted sales levels are not achieved and/or if significant unanticipated expenditures occur, or if it is unable to obtain the necessary funding, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern. As of the date of this report the Company has continued to raise capital to sustain its current operations which have been reduced since January 1, 2008.  The Company will need to periodically seek investment to provide cash for operations until such time that operations provide sufficient cash flow to cover expenditures. (see also next paragraph)

On May 2, 2008, the Securities and Exchange Commission (“SEC”) filed a lawsuit in the United States District Court for the Southern District of Florida against GlobeTel Communications Corp. (the “Company”) and three former officers of the Company, Timothy J. Huff, Thomas Y. Jimenez and Lawrence E. Lynch. The SEC alleges, among other things, that the Company recorded $119 million in revenue on the basis of fraudulent invoices created by Joseph Monterosso and Luis Vargas, two individuals formerly employed by the Company who were in charge of its wholesale telecommunications business. The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Company intends to vigorously defend itself in this action. The staff is also considering recommending that the SEC authorize and institute proceedings to revoke the registration of Company’s securities pursuant to Section 12(j) of the Exchange Act. (also see Note 9)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

BANK OVERDRAFT

The Company records any negative balances in its bank accounts as a bank overdraft.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. As of December 31, 2006, the accounts receivable consists of a reimbursement from the Company’s Directors and Officers insurance for legal and accounting expenses that were paid above the Company’s deductible which was received in August 2007.

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

These Agreements usually require us to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the Agreement. These penalties are usually expressed as a fixed percentage, per month, of the original amount we received on issuance of the debt or preferred stock, common shares, options or warrants. We account for these penalties as a contingent liability and not as a derivative instrument.

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

ADVERTISING AND MARKETING COSTS

Advertising and marketing costs are charged to operations in the period incurred. Advertising and marketing expense for the years ended December 31, 2007 and 2006, were $24,087 and $230,329, respectively, and are included in "General and Administrative" in the consolidated statements of income (loss).

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments, including cash, receivables, securities, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.

CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. The Company had cash balances of $32,278 and $4,243 as of December 31, 2007 and 2006. As of December 31, 2007, the Company had no balances in excess of federally insured limits.

The Company operates worldwide. Consequently, the Company's ability to collect the amounts due from customers may be affected by economic fluctuations in each of the geographical locations in which the Company provides its services.

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
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during each period. The basic and diluted net loss is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. If all outstanding options, warrants and convertible shares were to be converted or exercised as of December 31, 2007, the shares outstanding would be 178,910,697.
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

The Company adopted SFAS No. 123(R) using the prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of its year ended December 31, 2006. In accordance with this transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of, SFAS No. 123(R). The Company’s consolidated financial statements for the year ended December 31, 2007 and 2006 reflect the impact of SFAS No. 123(R). Upon adopting SFAS No. 123(R), for awards with service conditions and graded-vesting, a one-time election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award.

Stock-based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2007 and 2006 were $1,667,107 and $321,729, respectively.

The Company’s determination of fair value of share-based payment awards to employees and directors on the date of grant uses the Black-Scholes model, which is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  Forfeitures are recognized as incurred.

The Company accounts for stock option and warrant grants issued to non-employees for goods and services using the guidance of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” whereby the fair value of such option and warrant grants is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities (SFAS No. 159)

In February 2007, the FASB issued SFAS No. 159. The Fair Value Option of Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value. The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption allowed if SFAS No. 157 is also adopted. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

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

The Company has decided to close several of its operations and has presented certain activities as discontinued operations as of and for the years ended December 31, 2007 and 2006.

Telecom

The Company decided to wind down its telecom operations, including those of its subsisdiary, Centerline Communications LLC. It did not have sufficient working capital to make its telecom operations profitable. The Company decided that any capital should be directed towards the Company’s other programs and that it should collect Centerline’s outstanding receivables and sell its assets

GlobeTel Wireless Corp.
During the first quarter of 2007, the president of GlobeTel Wireless, Ulrich Altvater, became a consultant to the Company to provide many of the services that were provided under the auspices of GlobeTel Wireless. The Company believed at the time that this would be a more cost efficient manner of running the business. However, in May of 2007 the Company terminated the contract with Altvater. In the second quarter of 2007, the Company decided to shut down the subsidiary and concentrate its efforts solely on the development and sale of Lighter than Air Unmanned Aerial Vehicles (LTA UAV’s).

In March 2007, the Company received $242,500 in exchange for a note payable that was secured by common stock of the Company. The proceeds were used by Globetel Wireless as a further investment in a joint venture that was abandoned in 2007. The Company received a Notice of Acquisition of Collateral which allowed the note holder to satisfy the note payable with the pledged common shares.

During 2007, the Company disposed of two components of its business which constituted discontinued operations - Telecom and Globetel Wireless Corp. The loss on the Company’s consolidated statements of operations for the years ended December 31, 2007 and 2006 is summarized as follows:

Telecom	2007	2006

Loss from discontinued operations	$(781,455)	$(3,306,547)

Globetel Wireless

Loss from discontinued operations	(1,137,351)	(4,260,335)

Total loss from discontinued operations	$(1,918,806)	$(7,566,882)

The Company incurred the following losses from discontinued operations for the years ended December 31, 2007 and 2006:

2007	Telecom	Globetel Wireless	Total
Revenue	$4,849	$—	$4,849
Cost of sales	(11,676)	—	(11,676)
Gross margin (loss)	(6,827)	—	(6,827)

Payroll and related taxes	(18,935)	(91,865)	(110,800)
General and administrative	(84,385)	(798,736)	(883,121)
Deprecation and amortization	(654,672)	—	(654,672)
Consulting and professional fees	(16,636)	—	(16,636)
Loss on investment	—	(246,750)	(246,750)

Loss from discontinued operations	$(781,455)	$(1,137,351)	$(1,918,806)

2006	Telecom	Globetel Wireless	Total
Revenue	$7,478,250	$260,058	$7,738,308
Cost of sales	(7,297,515)	(207,884)	(7,505,399)
Gross margin	180,735	52,174	232,909

Payroll and related taxes	(627,403)	(617,916)	(1,245,319)
General and administrative	(628,102)	(2,855,053)	(3,483,155)
Deprecation and amortization	(274,451)	(118,258)	(392,709)
Loss on disposition of assets	(891,692)	(692,582)	(1,584,274)
Bad debt expense	(1,065,634)	(28,700)	(1,094,334)

Loss from discontinued operations	$(3,306,547)	$(4,260,335)	$(7,566,882)

The Company had the following assets and liabilities from its discontinued operations on its consolidated balance sheet for the years ended December 31, 2007 and 2006:
2007	Telecom	Globetel Wireless	Total
Cash	$6,942	$—	$6,942
Accounts receivable	11,736	—	11,736
Total assets	18,678	—	18,678

Accounts payable	140,091	1,216,208	1,356,299
Accrued liabilities	9,605	21,477	31,082
Total current liabilities	149,696	1,237,685	1,387,381

Net liabilities of discontinued operations	$131,018	$1,237,685	$1,368,703

2006	Telecom	Globetel Wireless	Total
Cash	$9,011	$10,903	$19,914
Accounts receivable	16,761	—	16,761
Prepaid expense	1,607	—	1,607
Deposits	65,551	2,200	67,751
Total current assets	92,930	13,103	106,033
Other assets	54,380	—	54,380
Total assets	147,310	13,103	160,413

Accounts payable	202,963	458,584	661,547
Accrued liabilities	44,651	28,280	72,931
Deferred revenue	6,412	—	6,412
Due to related party	154,807	—	154,807
Total current liabilities	408,833	486,864	895,697

Net liabilities of discontinued operations	$261,523	$473,761	$735,284

NOTE 3. ACCOUNTS RECEIVABLE

As of December 31, 2006 accounts receivable consists of a reimbursement of $271,262 from the Company’s Directors and Officers insurance for legal and accounting expenses that were paid above the Company’s deductible which was received in August 2007.

NOTE 4. DEPOSITS

Deposits as of December 31, 2006 of $72,987 include a rental deposit for Los Angeles World Airport related to the Palmdale Hanger occupied by Sanswire Networks, LLC in the amount of $72,000. During 2006, Los Angeles World Airports has drawn against the rental deposit and applied it to outstanding invoices. The balance of $987 was returned upon the closing of a utility account.
During 2007, the Company made payments totaling $391,000, consisting of $130,000 in cash and 1.86 million shares valued at $261,000 as part of its November 2007 agreement with TAO Technologies GmbH and Professor Bernd Kroplin. These payments were initially part of the Technical Cooperation and License Agreements wherein the Company acquired the exclusive license rights to certain TAO remote airship technologies and patents. However in June 2008 the Company restructured its November 2007 agreement with TAO Technologies GmbH and Professor Bernd Kroplin. The new agreement called for the establishment of a new US-based joint venture company to be called Sanswire-TAO that was to be owned equally by TAO and Sanswire Corp. Additionally, Sanswire-TAO would register the patents and intellectual property of TAO Technologies and Kroplin in the United States for the exclusive use of Sanswire-TAO.  Further, the $391,000 paid during 2007 was applied as payment towards the new agreement and thus the Company has classified these payments as a long term deposit as it should result in a long term investment.

NOTE 5. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:
	2007	2006

Payroll Liabilities	$813,787	$206,529
Professional Fees	253,568	253,568
ACCRUED EXPENSES AND OTHER LIABILITIES	$1,067,355	$460,097

NOTE 6. NOTES AND CONVERTIBLE NOTES PAYABLE

	2007	2006
(A) NOTES PAYABLE	$6,139,357	$5,457,545
(B) CONVERTIBLE NOTES PAYABLE, net of unamortized discount of $454,531 and $882,128	825,469	397,872
(C) CONVERTIBLE PROMISSORY NOTES, net of unamortized discount of $802,833 and $0	336,036	206,000
Total	7,300,862	6,061,417
ACCRUED INTEREST	755,358	201,181
Total	$8,056,220	$6,262,598

(A) NOTES PAYABLE

From April to June 2006, the Company received a total of $4,307,645 through an unsecured promissory note with no formal terms of repayment.  From February to October 2007, the Company received a total of $641,812. The Company has accrued interest at a rate of 7% per annum, which totals $491,024 as of December 31, 2007.

From October to December 2006, the Company received a total of $1,149,900 through an unsecured promissory note with no formal terms of repayment.  The Company has accrued interest at a rate of 7% per annum, which totals $80,492 as of December 31, 2007. In 2008, the note holder converted $150,000 of the loans to 1,428,571 shares of common stock.

As of December 31, 2007 and 2006, the aggregate amounts outstanding under these independent notes were $6,139,357 and $5,457,545.

(B) CONVERTIBLE NOTES PAYABLE

September 2006 Notes
On September 6, 2006, the Company entered into subscription agreements with several investors whereby these investors bought a total $1,280,000 in two year, 7% convertible notes and were issued Class A and Class B Warrants (valued at $337,395 and $317,736, respectively as described below). Net proceeds of $1,124,080 were received, after deducting costs and expenses related to the transaction.  The notes are convertible into 3,602,221 shares of the Company’s common stock ranging from $.33 to $.39 per share. The common shares underlying the notes and the warrants carry with them registration rights that obligated the Company to register such shares within 30 days.

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

The Company determined that the fair value of the conversion feature was $624,869 and the fair value of the warrants was $655,131 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.5%, expected volatility of 99.63% and an expected term of the warrants of 5 years. The initial calculated fair value of warrants and the beneficial conversion of the notes of $1,280,000 was reflected by the Company as a valuation discount and offset to the carrying value of the Notes, and is being amortized by the effective interest method over the term of the Notes. For the year ended December 31, 2007, the Company amortized $397,872 of the valuation discount, which is reflected as financing costs in the Company’s consolidated statements of operations.

In January 2007, the Company executed several Certificates of Adjustments for the previously issued Notes. The Notes previously had Exercise Prices ranging from $0.33 to $.39 and with the execution of the adjustments; the Exercise Prices were then modified to $0.196. The aforementioned substantial modification of debt is accounted for under EITF 96-19, however EITF 06-6 deemed the modification an extinguishment of debt, with a resultant gain of $254,200 recorded upon execution.  On May 1, 2007, the Company executed several Certificates of Adjustments for the previously issued Warrants. The Warrants previously had Exercise Prices ranging from $0.75 to $1.00 and with the execution of the adjustments; the Exercise Prices were then modified to $0.196. The Company recognized a $140,487 loss from the increase in fair value from the modification of warrants. In January 2008, the Company issued certificates of adjustment for certain convertible debentures and warrants issued pursuant to the 2006 financing to $.105 per share. The Company anticipates that there will be additional charges due to these modifications and such charges will be recorded during the year ended December 31, 2008.

Additionally, as the Company was unable to register the shares underlying the debentures and warrants due to it restating its financial statements, the Company had to pay liquidated damages to the debenture holders. In 2007, the Company agreed to and issued 662,951 shares valued at $104,400 to pay liquidated damages through March 31, 2007.

Also in December 2007, the Company separately entered into a forbearance agreement with some of the debt holders. This agreement changed their conversion to the lesser of $.20 or 70% of the volume weighted average price for the 10 days prior to conversion. The agreement also limits some of the investors from engaging in short sales on the stock and places a volume limitation on sales.  The agreement becomes effective January 16, 2008, and as such, the Company reviewed the transaction for possible derivative accounting requirements pursuant to EITF 00-19. The Company used the Black-Scholes option pricing model to evaluate the fair value of the embedded derivative. On January 16, 2008, the Company allocated the fair value of the embedded derivative to derivatives expense in the aggregate amount of $184,081. The embedded derivative will then be recorded at fair market value at each period ending date, and the change recorded to derivatives income (expense). As of the date of this report, the outstanding balance of these notes is convertible into approximately 4.24 million shares based on a conversion rate of $.0441.

From January 18 to September 11, 2008, $896,911 of principal was converted into approximately 11.1 million shares of Company common stock.

(C) CONVERTIBLE PROMISSORY NOTES

2006 Convertible Promissory Notes
In December 2006, the Company entered into financing agreements for convertible promissory notes payable totaling $250,000. As of December 31, 2006, the Company received $206,000 with the balance of $44,000 being received in January 2007. Upon receipt of the full 250,000, the notes become convertible into common stock of the Company at $.196 per share. The note, which is due two years from inception, accrues interest at a rate of 7% per annum and were issued Class A and Class B warrants (valued at $103,610 and $60,528, respectively as described below). The Class A and B warrants are exercisable for a purchase price of $.21 and $.315, respectively. The warrants have a 2 year term.

The Company entered into additional financing agreements on the same terms and conditions as set forth above in March 2007 for a total of $400,000; in June for $100,000; in June for $125,000 and in September for $175,000. They were also issued Class A warrants (valued at $175,727, $33,706, $42,255 and $16,520, respectively as described below) and Class B warrants (valued at $103,805, $18,995, $23,771 and $5,899, respectively as described below).

The Company determined that the total fair value of the conversion features was $595,140 and the total fair value of the warrants was $617,860 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.5%, expected volatility ranging from 58.68% to 105.47% and an expected term of the warrants of 5 years. The initial calculated fair value of warrants and the beneficial conversion of total of the notes of $1,138,869 was reflected by the Company as a valuation discount and offset to the carrying value of the Notes, and is being amortized by the effective interest method over the term of the Notes. For the year ended December 31, 2007, the Company amortized $429,333 of the valuation discount, which is reflected as financing costs in the Company’s consolidated statements of operations.

In November 2007, the Company entered into securities purchase agreements to sell shares at $.105 per share for a total of $315,000, only a portion of which was payable at the time of subscription with the remainder payable upon the happening of certain corporate events with $163,000 received as of December 31, 2007. This had the effect of resetting the conversion provisions on the previously issued convertible notes to $.105 per share. The agreements were revised in the first quarter of 2008 to allow a larger percentage of the subscribed funds to become available to the Company. Thus, a portion of the subscription amount was received in the first quarter of 2008. The Company has not completed its review of the transaction; however, there may be additional charges in 2008 from these modifications.

During 2007, $94,130 of principal was converted into 896,480 shares of Company common stock. During 2008, $11,000 of principal was converted into 104,762 shares of Company common stock.

2007 Convertible Promissory Note
In December 2007, the Company entered into a financing agreement for a convertible promissory note payable totaling $20,000. The note is convertible into common stock of the Company at $.196 per share. The note, which is due two years from inception, accrues interest at a rate of 7% per annum and was issued Class A and Class B warrants (valued at $7,916 and $3,921, respectively as described below). The Class A and B warrants are exercisable for a purchase price of $.21 and $.315, respectively. The warrants have a 2 year term.

The Company determined that the fair value of the conversion features was $8,163 and the fair value of the warrants was $11,837 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.5%, expected volatility of 58.68% and an expected term of the warrants of 5 years. The initial calculated fair value of warrants and the beneficial conversion of the notes of $20,000 was reflected by the Company as a valuation discount and offset to the carrying value of the Note, and is being amortized by the effective interest method over the term of the Note. For the year ended December 31, 2007, the Company amortized $833 of the valuation discount, which is reflected as financing costs in the Company’s consolidated statements of operations.

NOTE 7. AGREEMENTS

COOPERATIVE TECHNOLOGIES AGREEMENT - UNIVERSITY OF STUTTGART, GERMANY

On October 12, 2005, the Company signed an agreement with TAO-Technologies in cooperation with the University of Stuttgart in Germany. The agreement states that TAO-Technologies, in cooperation with the University of Stuttgart, will design several next-generation airships intended for multiple uses. In November 2007, the Company and TAO entered into a Technical Cooperation and License Agreement wherein the Company acquired the exclusive license rights to certain TAO remote airship technologies and patents. In June 2008, the Company restructured its November 2007 agreement (See Note 3).

Future minimum payments required under the original agreement, referenced above, subsequent to the year ended December 31, 2007 are as follows:

2008	$1,000,000
2009 and thereafter	11,000,000
$12,000,000

OTHER AGREEMENTS

Several other agreements, letters of intent, and memorandums of understanding regarding stored value cards and other telecommunications programs, as well as the Sanswire project, were entered into during 2007 and through the date of this report, none of which require the recording of any assets, liabilities, revenues or expenses.

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

On October 5, 2007, the Company received a "Wells Notice" from the SEC in connection with the SEC’s ongoing investigation of the Company. The Wells Notice provides notification that the staff of the SEC intends to recommend to the Commission that it bring a civil action against the Company for possible violations of the securities laws including violations of Sections 5 and 17(a) of the Securities Act of 1933; Sections 10(b), 13(a), and 13(b)(2)(A) & (B) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rules 10b-5, 12b-20, 13a-1, 13a-11, and 13a-13 thereunder; and seeking as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The staff is also considering recommending that the SEC authorize and institute proceedings to revoke the registration of Company’s securities pursuant to Section 12(j) of the Exchange Act.

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

The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. In response to the Complaint, the Company has filed a motion to dismiss, which motion is still pending with the Court. The Company intends to vigorously defend itself in this action.

Joseph Monterosso

In October 2007 the Company filed a lawsuit in the Circuit Court for Broward County, Florida against Joseph J. Monterosso alleging Libel, Slander and Defamation, Tortuous Interference, Violations of FS § 836.05 (Threats Extortion)  and violations of FS §517 (Securities Fraud). Mr. Monterosso has not yet been served with the complaint.

Wachovia v. GlobeTel

In connection with the operations of Globetel Wireless Europe GmbH and the acquisition of Altvater GmbH, the Company guaranteed a letter of credit in the amount of $600,000. Upon Globetel Wireless Europe GmbH ceasing operations, the letter of credit was drawn upon. The letter of credit was not collateralized. In September 2007, Wachovia filed a lawsuit in Broward County in an attempt to recover the amount through arbitration with the American Arbitration Association. On June 2, 2008, the American Arbitration Association awarded Wachovia $762,902.

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

Derivative Action

On July 10, 2006 a derivative action was filed against the officers and directors of the Company alleging that they have not acted in the best interest of the Company or the shareholders and alleged that the transaction to install wireless networks in Russia was a sham. The lawsuit is pending in the Federal District Court for the Southern District of Florida (Civil Case No. 06-60923). The Company believes that the suits are without merit and will vigorously defend against it. The Company has hired outside counsel to defend it in this action. The Company and the Plaintiff have reached an agreement in principle to settle this action and have submitted such settlement with the Court for its approval. Under the terms of the settlement, Company’s D&O insurance carrier will pay $60,000 in attorneys’ fees to plaintiff’s counsel, the Company will implement or maintain certain corporate governance changes, and all claims will be dismissed with prejudice.

Mitchell Siegel v. Globetel

On February 2, 2007, GlobeTel was sued in the Circuit Court for Broward County, Florida entitled Mitchell Siegel v. Globetel Communications Corp. , Case no. 0702456 (“the Siegel Lawsuit”). In this action, Siegel sued the Company for breach of contract in regards to a Key Executive Employment Agreement. On February 15, 2008, both parties entered into a settlement agreement whereas Mr. Siegel would receive $175,000 worth of stock, payable over 12 months, and 50% of the gross proceeds, up to a total amount of $300,000, received from an October 2006 agreement.

Former Consultants

The Company is a defendant in two lawsuits filed by Matthew Milo and Joseph Quattrocchi, two former consultants, filed in the Supreme Court of the State of New York (Richmond County, Case no. 12119/00 and 12118/00). These matters were subsequently consolidated as a result of an Order of the court and now bear the singular index number 12118/00. The original lawsuits were for breach of contract. The complaint demands the delivery of 10,000,000 pre split shares of ADGI stock to Milo and 10,000,000 to Quattrocchi. The Company was entered into the action as ADGI was the predecessor of the Company. The suit also requests an accounting for the sales generated by the consultants and attorneys fees and costs for the action.

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

This case went before a Judicial Hearing Officer on July 6 and 7, 2006. No resolution occurred during the July hearing and the Judicial Hearing Officer has asked for written statements of facts and law. The outcome cannot be projected with any certainty.  However, the Company does not believe that it will be materially adversely affected by the outcome of the proceeding. The Company has not been informed of any further developments since the hearing.

Trimax Wireless

On July 3, 2007 the Company filed suit against its former employee Ulrich Altvater and his company Trimax Wireless seeking the return of certain equipment held at the former GlobeTel Wireless offices and for the return of $175,000 lent to Altvater by the Company. The replevin action against Trimax was dismissed on the basis of venue and the Company intends to refile the suit with regard to Trimax in Collier County, Florida.

On July 12, 2007, the Company terminated its agreement with Mr. Altvater and his company, Trimax Wireless, Inc.

In August 2007, Altvater and Trimax filed suit against the Company alleging, defamation, conversion, breach of contract and seeking injunctive relief. The Company successfully moved to have the two cases consolidated and has filed a Motion to Dismiss this suit. The Company intends to vigorously defend this suit, but no assurance can be given about the outcome of the litigation.

American Express

American Express Travel Related Services Company, Inc. has filed a lawsuit against the Company and Sanswire Networks LLC (CASE NO: CACE 08-013239, Broward County Florida), seeking to recover a total of $394,919 for unpaid charges on the Companies’ corporate purchasing account. The Company intends to vigorously defend itself in this action.

LEASES AND RENTS

Sanswire's corporate offices are now located at 101 NE 3 rd Ave., Suite 1500, Fort Lauderdale, FL 33301. Base rent is $1,476 per month plus the cost of services used by Sanswire. The lease is for a period of 6 months.

The Company previously leased office facilities at 9050 Pines Blvd., Suite 110, Pembroke Pines, Florida 33024, as of April 1, 2004. This lease will expire in June 2009, and had an initial monthly rent of $5,462.

In November 2004, the Company leased additional adjacent space at the Pembroke Pines, Florida location under the same terms and period as the existing lease, bringing the total monthly rent to $9,186.

In June 2005, the Company negotiated with the landlord to lease an additional 5,000 square feet at 9050 Pines Blvd., Pembroke Pines, Florida 33024. The Company began occupancy of this office in April 2006 and the lease expires in June 2009 with a monthly rent of $9,186 (including sales tax). The Company vacated the premises in March 2006, having turned over the space to Gotham Financial as part of the sale of the Stored Value assets to Gotham. However, there was unpaid rent due on both the first and second floor suites. In August 2007, the landlord received a judgment in the amount of $206,730 of which $115,693 was accrued for in 2006 as it relates to 2006 expenses. The balance was accrued in 2007.

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

Future minimum rental payments required under the above operating leases are as follows:

2008	$33,328
2009 and thereafter	2,952
$36,280

Rent expense for 2007 and 2006 were $285,033 and $658,522, respectively.

NOTE 9. INCOME TAXES

Deferred income taxes and benefits for 2007 and 2006 are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. The tax effects (computed at 15%) of these temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2006	Current Period Changes	2007
Deferred tax assets:
Net operating loss carryforwards	$13,108,573	$1,740,822	$14,849,395
	13,108,573	1,740,822	14,849,395
Valuation allowance	(13,108,573)	(1,740,822)	(14,849,395)
Net deferred tax asset	$—	$—	$—

A reconciliation of income benefit provided at the federal statutory rate of 15% to income tax benefit is as follows:

	2007	2006
Income tax benefit computed at federal statutory rate	$(1,740,822)	$(3,196,029)
Depreciation	—	289,914
Losses not benefited	1,740,822	2,906,115
	$—	$—

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

NOTE 10. COMMON STOCK TRANSACTIONS

During the year ended December 31, 2007, the Company issued the following shares of Common stock:

SHARES	CONSIDERATION	VALUATION
5,584,932	Settlement of Debts	$5,955,565
770,870	Services - Performance Bonus	300,639
3,750,000	Exercised Warrants	750,000
2,521,037	Services - Performance Bonus	614,592
177,910	Stock for Brokers Fees	16,012
2,475,000	Consulting Services	640,000
2,261,956	Converted Notes Payable and Accrued Interest	355,444
1,864,286	Deposit for Joint Venture	261,000
880,103	Stock for Directors Fees	95,864

During the year ended December 31, 2006, the Company issued the following shares of Common stock:

SHARES	CONSIDERATION	VALUATION
38,472	Settlement of Debt	$150,810
1,953,830	Exercised Stock Options	*
2,727,272	Exercised Warrants for Cash	6,341,148
1,000,000	Converted Preferred Series C	*
10,325	Consulting Services	23,750
3,000,000	Converted Notes Payable and Accrued Interest	*
666,667	Stock for Debt	2,386,660
500,000	Services - Performance Bonus	295,000
204,828	Settlement of Debt	86,790
1,166,667	Converted Preferred Series D	*
10,640	Services - Performance Bonus	2,979

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

NOTE 11. STOCK OPTIONS AND WARRANTS

During the year ended December 31, 2007, the Company issued the following options to acquire Common stock:

Date Issued	Shares	Consideration	Valuation	Relationship

3/19/2007	500,000	Employee Bonus	$130,753	Non Executive Employee
3/28/2007	2,000,000	Officer Stock Option Grant	$352,093	Chief Operating Officer
4/12/2007	2,000,000	Officer Stock Option Grant	$347,676	Chief Operating Officer
4/13/2007	958,000	Employees Bonus	$167,670	Non Executive Employees
5/22/2007	4,078,945	Employees Bonus	$504,470	Executive Employees
6/15/2007	1,500,000	Officer Severance/Bonus	$266,296	Chief Operating Officer
8/20/2007	55,555	Employees Bonus	$5,408	Non Executive Employee
8/30/2007	1,833,333	Officer Severance/Bonus	$116,236	Former Chief Executive Officer
10/18/2007	750,000	Employees Bonus	$32,389	Non Executive Employee

During the year ended December 31, 2006, the Company issued the following options to acquire Common stock:

Date Issued	Shares	Consideration	Valuation	Relationship

4/6/2006	159,793	Director Bonus	$212,660	Former Directors
7/4/2006	133,967	Director Bonus	$97,595	Former Directors
10/4/2006	123,967	Director Bonus	$32,274	Former Director
10/10/2006	1,585,488	Director Severance/Bonus	$219,200	Former Director
12/29/2006	2,109,260	Employees Bonus	$497,399	Non Executive Employees

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

The above scheduled stock options were recorded at fair market value under SFAS 123R (see Note 1 above). The fair value of the options at the time of issuance was determined using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	4.50%
Expected life	3 years
Expected volatility	65-112%
Expected dividend yield	0%

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

All of the options granted during 2007 and 2006, unless otherwise discounted as noted above, were exercisable based on the closing market price of the Company's free-trading shares.

2004 STOCK OPTIONS EXERCISED IN 2006

During 2006, a total of 1,953,830 of the above options shares were exercised and issued (net of shares used to pay for "cashless" options"), with payment in cash and common stock subscriptions receivable totaling $85,788 pursuant to the 2004 Stock Option Bonus Plan, the Officers' Stock Option Grant Plan, and for accrued board members' stipends, and, furthermore, these shares were registered by the Company's filing a Form S-8 registration statement. The number of shares registered were allocated to the individuals exercising the options based a ratio of the number of options held by each individual to the total number of options held by all individuals. Employee options vest according to the terms of the specific grant and expire from 3 to 5 years from date of grant. As of December 31, 2007, all options issued and outstanding have fully vested and thus there was no deferred compensation, Stock option activity for the years ended December 31, 2007 and 2006 was as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at December 31, 2005	21,652,867	$1.114
Options Granted	4,112,475.822
Options Exercised	(1,953,830)	.675
Options Cancelled	(28,643)	.675
Options Forfeited	(3,609,267)	2.253
Outstanding at December 31, 2006	20,173,602	$.894
Options Granted	13,675,833.265
Options Forfeited	(5,144,265)	.864
Outstanding at December 31, 2007	28,705,170	$.600

As of December 31, 2007, the exercise price of all options outstanding exceeds the market price of the Company’s stock, and therefore there was no intrinsic value.

WARRANTS

On September 6, 2006, the Company entered into subscription agreements with several investors whereby these investors were issued Class A and Class B Warrants. The investors received one Class A Warrant to purchase one share of common stock for every two shares that the notes were convertible into on the closing date as well as one Class B Warrant to purchase the identical number of shares.

The Class A Warrants are exercisable for a purchase price equal to 150% of the market price on the day prior to closing and the Class B Warrants are exercisable for a purchase price equal to 200% of the market price on the day prior to closing which calculates to 3,602,190 warrants ranging from $.66 to $1.26. The Warrants have a 5 year term.

On April 13, 2007, the Company agreed to reprice the exercise price of warrants previously packaged with a previous Convertible Note financing from 2006 to $.20 per share, and increased the number of shares issuable upon exercise of such warrants 1.5 times the original amount of warrants issued. In consideration of the aforementioned one of the investors exercised their warrants which resulted in the issuance of 2,250,000 additional warrants.

On May 1, 2007, the Company executed several Certificates of Adjustments for the previously issued Warrants. The Warrants previously had Exercise Prices ranging from $0.75 to $1.00 and with the execution of the adjustments; the Exercise Prices were then modified to $0.196. The Company recognized a $140,487 loss from the increase in fair value from the modification of warrants. In January 2008, the Company issued certificates of adjustment for certain convertible debentures and warrants issued pursuant to the 2006 financing to $.105 per share. The Company does not anticipate any additional charge related to this modification due to the new price being above market price at the time of the modification.

In December 2006, the Company entered into financing agreements for convertible promissory notes payable whereby these investors were issued Class A and Class B warrants. The Class A and B warrants are exercisable for a purchase price of $.21 and $.315, respectively. The warrants have a 2 year term.

In December 2007, the Company entered into financing agreements for convertible promissory notes payable whereby these investors were issued Class A and Class B warrants. The Class A and B warrants are exercisable for a purchase price of $.21 and $.315, respectively. The warrants have a 2 year term.

The following table summarizes certain information about the Company’s stock warrants.

	Warrants Class A	Warrants Class B	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,727,272	—	$2.500
Warrants Granted	3,736,701	1,801,095	1.994
Warrants Exercised	(2,727,272)	—	2.500
Outstanding at December 31, 2006	3,736,701	1,801,095	1.994
Warrants Granted	8,121,428	3,914,285	0.242
Warrants Exercised	(3,750,000)	—	0.200
Outstanding at December 31, 2007	8,108,129	5,715,380	$0.330

The fair value of the warrants issued during 2007 was determined using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	4.50%
Expected life	2-5 years
Expected volatility	58-112%
Expected dividend yield	0%

NOTE 12. PREFERRED STOCK

SERIES D

On July 28, 2004, the Company agreed to sell 1,000 shares of Series D Preferred Stock of the Company to Mitchell A. Siegel, former Chief Operating Officer and Vice President and Director of the Company. The Company used $1 million of this investment for working capital and purchase of equipment necessary to expand the Company's stored value card programs.

Mitchell A. Siegel agreed to advance $1 million to the Company in four (4) quarterly installments beginning August 2004. The agreement was subsequently modified for the installment period to be semi-annual and to begin in October 2004. Mr. Siegel had remitted the initial $250,000, and in June 2005, remitted the second $250,000. The Company does not expect to receive the remaining $500,000 in stock subscriptions receivable from Mr. Siegel. Mr. Siegel converted his shares in October 2006.

As of the date of this report the Company has no preferred shares issued and/or outstanding.

NOTE 13. SUBSEQUENT EVENTS

Corporate Name Change

On September 22, 2008 we filed a Certificate of Merger with the Secretary of State of the State of Delaware pursuant to which our wholly owned subsidiary, Sanswire Corp., a Delaware corporation, was merged into us. As a result of the filing of the Certificate of Merger, our corporate name was changed from GlobeTel Communications Corp. to Sanswire Corp.
Agreement with TAO Technologies GmbH

In June 2008 the Company restructured its November 2007 agreement with TAO Technologies GmbH and Professor Bernd Kroplin. The new agreement called for the establishment of a new US-based joint venture company to be called Sanswire-TAO that was to be owned equally by TAO and Sanswire Corp. Additionally, Sanswire-TAO would register the patents and intellectual property of TAO Technologies and Kroplin in the United States for the exclusive use of Sanswire-TAO. The agreement also covered Canada and Mexico.  Further, the compensation for the assets was reduced from $12 million in cash and stock to $3.5 million in cash and stock. With the $391,000 paid during 2007, the remaining balance of $3,109,000 is payable in cash over the next three years. During 2008, the Company has paid an additional $418,000, consisting of $150,000 in cash and 2.68 million shares valued at $268,000.

Future minimum payments required under the new agreement, referenced above, subsequent to the year ended December 31, 2007 are as follows:

2008	$870,000
2009 and thereafter	2,239,000
$3,109,000

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
The report of independent registered public accounting firm of Dohan & Co. as of and for the two years ended December 31, 2005, as restated, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principle.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of Jonathan Leinward, the Company’s Chief Executive Officer and Principal Financial Officer (the “Reviewing Officer”), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2007. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Reviewing Officer concluded that as of December 31, 2007, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

c.   Seeking outside review of acquisition transactions

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 8B. OTHER INFORMATION

BOARD APPOINTMENTS AND RESIGNATIONS

On January 5, 2006, the Company announced the appointment of Michael P. Castellano to the Board of Directors. As an independent director, Mr. Castellano will fulfill the role as Chairman of Sanswire’s Audit Committee as a qualified financial expert under Sarbanes-Oxley. He will also serve on Sanswire’s Compensation and Nominating Committees.

On January 11, 2006, the Company announced the appointment of Dorian B. Klein to its Board of Directors. Mr. Klein also serves on Sanswire 's Audit, Compensation and Nominating Committees.

On February 17, 2006, the Company announced that Sir Christopher Meyer, its Non-Executive Chairman, had requested a change in his status, effective March 19, 2006, to that of an Independent Director. As a result of his current professional obligations and commitments in the U.K., Sir Christopher had advised the Board that he felt unable to commit the time to the Chairmanship of Sanswire that the Company's shareholders had the right to expect.

On March 20, 2006, Sir Christopher Meyer elected to step down completely from Sanswire’s Board, after further considering the time that he had available to devote to the Company.

On March 23, 2006, the Company announced that J. Randolph Dumas, Vice Chairman, has been elected Chairman of the Board of Directors, succeeding Sir Christopher Meyer, who remained with the Company as Chairman of the GlobeTel International Advisory Board.

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

On September 7, 2007, Peter Khoury resigned as director of the Company. Mr. Khoury also resigned as CEO.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Position with Company
Jonathan Leinwand	38	Chief Executive Officer, Director
Przemyslaw Kostro	45	Chairman of the Board

All directors hold office until the next annual meeting of our stockholders and until their successors have been elected and shall qualify. Officers serve at the discretion of our Board of Directors.

Name	Age	Position with Company
Przemyslaw Kostro	45	Chairman
Michael Castellano (a)	__	Director
Patrick Heyn (b)	__	Director
Peter Khoury (c)	__	Director, CEO
Jonathan Leinwand	38	Director, CEO

(a)	Resigned March 14, 2007
(b)	Resigned March 14, 2007
(c)	Resigned September 7, 2007

Jonathan Leinwand

Jonathan Leinwand, Chief Executive Officer and Director, joined Sanswire as General Counsel in June 2005 and became a director in August 2005. He was appointed CEO in September 2007. Prior to joining Sanswire, he was in private practice since 1996 concentrating in the areas of corporate and securities law, representing a number of public companies. As part of his practice, Mr. Leinwand also served as a deal-maker for several US and foreign corporations arranging strategic alliances and funding both in the US and abroad. Mr. Leinwand graduated from the University of Miami with honors degrees in Political Science and Communications and graduated cum laude from the University of Miami School Of Law.

Przemyslaw L. Kostro

Przemyslaw L. Kostro, Chairman, was first elected to the Board of Directors in November 2001. From November 2001 to April 2002, Mr. Kostro also served as the CEO of Sanswire before relinquishing the position to Timothy Huff. Over the past five years, Mr. Kostro has been an attorney engaged in international law, and has been providing professional and consulting services to several large and mid-sized entities in Europe.  Mr. Kostro resigned as a Director in October 2005 and was reappointed as Director and Chairman of the Board in October 2006.

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

Code of Ethics

We have not adopted a code of ethics.

Audit Committee Financial Expert

We do not have an audit committee financial expert because the Company has been unable to appoint such a qualified person during the period when the Company has been restating its financial statements and becoming current with its financial statements. At such time as the Company has become up-to-date with its filings, it believes it will be in a position to appoint a qualified individual to act as the audit committee financial expert.

ITEM 10. EXECUTIVE COMPENSATION.

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Huff, CEO	2006	176,014	(a)	—	—	—	—	—	—	176,014
Mitchell Siegel, COO	2006	103,825	(a)	—	—	—	—	—	—	103,825
Thomas Jimenez, CFO	2006	146,067	(a)	—	—	—	—	—	—	146,067
Stephen King, Sr. VP	2006	75,903	(a)	—	—	—	—	—	—	75,903
Lawrence Lynch, CFO	2006	109,271	(a)	—	—	—	—	—	—	109,271
Joseph Seroussi, CTO	2006	101,520	(a)	—	—	—	—	—	—	101,520
Jonathan Leinwand, CEO, Director	2007	46,153		—	240,000	—	—	—	—	286,153
Jonathan Leinwand, Secretary	2006	120,008		—	2,979	—	—	—	—	122,987
Peter Khoury, CEO	2006	62,500		—	—	—	—	—	—	62,500

a) Effective January 1, 2002, Sanswire entered into a three-year employment agreements with its key management. Effective 2005, the agreements were renewed automatically on a year-to-year basis.

In 2005, the agreements provided a base compensation remained at $200,000 for its Chief Executive Officer (CEO). The Chief Financial Officer (CFO), Chief Operating Officer (COO), Chief Technology Officer CTO and General Counsel all had base compensation of $175,000. The Company also entered into employment contracts with the Executive Vice Chairman (EVC) and Senior Vice President (SVP) of Finance. The EVC agreement called for annual salaries of $250,000 plus signing bonuses equal to 2.5% of the outstanding shares of the Company as of December 31, 2005. The EVC is also entitled to stock salary in stock options totaling $750,000 per year for three years at $1.21 per share. The SVP Finance agreement calls for annual salaries of $195,000 plus bonuses amounting to 2% of the outstanding shares of the Company's stock at the end of the year, payable in the form of stock options.

OUTSTANDING EQUITY AWARDS

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Timothy Huff	1,647,442	—	—	0.675	December 31, 2007	—	—	—	—
	116,527	—	—	0.675	April 1, 2007	—	—	—	—
Thomas Jimenez	877,810	—	—	0.675	December 31, 2007	—	—	—	—
Jerrold Hinton	569,416	—	—	0.675	December 31, 2007	—	—	—	—
Mitchell Siegel	1,093,113	—	—	0.675	December 31, 2007	—	—	—	—
Jonathan Leinwand	921,052	—	—	0.190	May 22, 2010	—	—	—	—
	1,400,000	—	—	0.105	October 18, 2010	—	—	—	—
	2,916,667	—	—	0.090	January 10, 2011	—	—	—	—
Leigh Coleman	574,438	—	—	0.675	December 31, 2007	—	—	—	—

COMPENSATION OF DIRECTORS

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended December 31, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)		(f)	(g)	(j)
Przemyslaw Kostro, Chairman (2007)	—	—	18,750	—	—	—	18,750
Patrick Heyn (2007)	—	—	—	—	—	—	—
Michael Castellano (2007	—	—	—	—	—	—	—
Peter Khoury (2007)	103,332	76,099	278,968	—	—	—	458,399

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Common Stock

As of September 23, 2008, there were 158,753,208 common shares issued and outstanding. The table below sets forth the share ownership of our executive officers and directors, individually and as a group. No other person is the beneficial owner of more than 5% of our issued and outstanding common shares

Title of Class	Name & Address of Beneficial	Amount and Beneficial	Nature of Ownership	Percentage of Class (1)
Common Stock	Przemyslaw L. Kostro Chairman 101 NE 3 rd Ave, Suite 1500, Fort Lauderdale, Florida 33301	—	—	0.00%

Common Stock	Jonathan Leinwand, CEO Since October 2007 and Director Since August 2005 101 NE 3 rd Ave, Suite 1500, Fort Lauderdale, Florida 33301	1,851,111	Direct	1.17%

	Total of all Officers and Directors as a Group	1,851,111		1.17%

(1) Based on 158,753,208 shares issued and outstanding on September 23, 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

See Item 7, Notes 10 and 11 Common Stock Transactions and Stock Option, respectively, to the Notes to Consolidated Financial Statements.

Director Independence

Mr. Kostro is independent as that term in defined under section 301 of the Sarbanes-Oxley Act of 2002 .

ITEM 13. EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to the Company's Registration Statement on Form 10-SB and incorporated herein by reference)

3.2	Certificate of Merger (incorporated by reference to Form 8-K filed September 25, 2008).

3.3	Bylaws (filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB and incorporated Herein by reference)

10.1	Material Contracts-Consulting Agreements and Employment Agreements (filed as Exhibits to Registration Statements on Form S-8 and post-effective amendments thereto and incorporated herein by reference)

10.2	Asset Purchase Agreement between the Company and Sanswire, Inc.(incorporated by reference)

10.3	Asset Purchase Agreement between the Company and Stratodyne,Inc. (incorporated by reference)

10.4	Subscriptions Agreements between the Company and Preferred Series A,B,C, and D shareholders (incorporated by reference)

21	Subsidiaries (incorporated by reference to Form 10-KSB for year ended December 31, 2006)

31.1	Certification of Chief Executive Officer and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The following table summarizes the fees charged by Weinberg & Company for services rendered to the Company during 2007 and 2006.
	Amount
Type of Fee	Fiscal Year 2007	Fiscal Year 2006
Audit(1)	$50,858	$—
Audit Related(2)	—	—
Taxes (3)	—	—
All Other (4)	—	—
Total	$50,858	$—

The following table summarizes the fees charged by Dohan & Company for services rendered to the Company during 2007 and 2006.
	Amount
Type of Fee	Fiscal Year 2007	Fiscal Year 2006
Audit(1)	$63,870	$58,430
Audit Related(2)	—	—
Taxes (3)	—	—
All Other (4)	—	—
Total	$63,870	$58,430

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

SANSWIRE CORP.

By:	/s/ Jonathan Leinwand
Name: Jonathan Leinwand ,
Title: Chief Executive Officer (Principal Executive Officer)

Dated October 8, 2008

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Jonathan Leinwand	Chief Executive Officer, Principal Financial	October 8, 2008
Jonathan Leinwand	Officer and Director

/s/ Przemyslaw Kostro	Chairman of the Board	October 8, 2008
Przemyslaw Kostro