Form 10-Q
period 2008-03-31
Sanswire Corp.
filed 2009-04-09
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2008
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

Commission file number 0-23532

SANSWIRE CORP.
(formerly Globetel Communications Corp.)

(Exact name of small business issuer as specified in its charter)

Delaware	88-0292161
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation
or organization)

101 NE 3rd Ave, Suite 1500,
Fort Lauderdale, Florida 33301
(Address of principal executive offices)

(954) 332-3759
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)       Yes ☐ No ☒

As of March 31, 2009, there were 185,887,861 shares of the issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2008	DECEMBER 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$137,324	$32,278
Current assets from discontinued operations	6,722	18,678
TOTAL CURRENT ASSETS	144,046	50,956
Deposits	659,000	391,000
TOTAL NONCURRENT ASSETS	659,000	391,000
TOTAL ASSETS	$803,046	$441,956

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$3,202,912	$3,155,722
Notes and convertible notes payable, net of discount of $223,985 and $1,257,364	9,282,186	8,056,220
Accrued expenses and other liabilities	1,259,050	1,067,355
Derivative Obligations	168,918	—
Current liabilities from discontinued operations	1,387,406	1,387,381
TOTAL LIABILITIES	15,300,472	13,666,678

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Preferred stock, $.001 par value, 250,000 shares authorized;
no shares issued and outstanding:	—	—
Series B Preferred stock, $.001 par value, 500,000 shares authorized;
no shares issued and outstanding:	—	—
Series C Preferred stock, $.001 par value, 5,000 shares authorized;
no shares issued and outstanding:	—	—
Series D Preferred stock, $.001 par value, 5,000 shares authorized;
no shares issued and outstanding:	—	—
Common stock, $.00001 par value, 250,000,000 shares authorized;
137,226,781 and 129,756,897 shares issued and outstanding	1,373	1,299
Additional paid-in capital	108,270,170	107,169,705
Accumulated deficit	(122,768,969)	(120,395,726)
TOTAL STOCKHOLDERS' DEFICIT	(14,497,426)	(13,224,722)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$803,046	$441,956

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,

	2008		2007
	(Unaudited)		(Unaudited)
REVENUES		$—		$1,435
COST OF REVENUES		—		8,792
GROSS MARGIN		—		(7,357)
EXPENSES
Payroll and related taxes		372,371		897,599
Consulting fees		130,730		61,403
Noncash officers' and directors' compensation		285,000		—
Research and development		—		(17,446)
General and administrative		109,792		664,094
TOTAL EXPENSES		897,893		1,605,650
LOSS FROM OPERATIONS		(897,893)		(1,613,007)
OTHER INCOME (EXPENSE)
Loss/Gain on extinguishment of debt		(1,096,650)		254,200
Interest expense, net		(378,454)		(230,779)
NET OTHER INCOME (EXPENSE)		(1,475,104)		23,421
LOSS FROM CONTINUING OPERATIONS		(2,372,997)		(1,589,586)

LOSS FROM DISCONTINUED OPERATIONS		(244)		(816,757)
NET LOSS		$(2,373,241)		$(2,406,343)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC and DILUTED		136,208,846		113,345,834

LOSS PER SHARE FROM CONTINUING OPERATIONS
BASIC and DILUTED	$	(0.02)	$	(0.01)
LOSS PER SHARE FROM DISCONTINUED OPERATIONS
BASIC and DILUTED	$	(0.00)	$	(0.01)
NET LOSS PER SHARE
BASIC and DILUTED	$	(0.02)	$	(0.02)

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,373,241)	$(2,406,343)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	66,647	250,658
Loss/Gain on extinguishment of debt	1,096,650	(254,200)
Stock based compensation	115,000	300,639
Fair value of vested options	244,831	482,846
Interest expense on convertible notes payable	142,767	133,854
Noncash activity from discontinued operations	—	1,056,479
Derivative obligation expense	168,918	—
Decrease in assets:
Decrease in assets relating to discontinued operations	11,956	96,621
Increase (decrease) in liabilities:
Accounts payable	47,189	301
Accrued expenses and other liabilities	253,165	(64,868)
Decrease/Increase in liabilities relating to discontinued operations	25	(247,270)
NET CASH USED BY OPERATING ACTIVITIES	(226,093)	(651,283)
CASH FLOWS FROM INVESTING ACTIVITIES
Investing activities from discontinued operations	—	(246,750)
NET CASH USED BY INVESTING ACTIVITIES	—	(246,750)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(25,139)	—
Proceeds from notes and loans payable	356,278	949,943
Bank overdraft	—	(14,664)
NET CASH PROVIDED BY FINANCING ACTIVITIES	331,139	935,279
NET INCREASE IN CASH AND EQUIVALENTS	105,046	37,246
CASH AND EQUIVALENTS – BEGINNING OF PERIOD	32,278	4,243
CASH AND EQUIVALENTS – ENDING OF PERIOD	$137,324	$41,489

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$122	$8,809
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for debts	—	358,239
Shares issued for joint venture	268,000	—
Shares for accrued expenses	61,470	—
Conversion of notes payable to common stock	281,320	—
Non-cash equity-warrant valuation and intrinsic value of beneficial conversion associated with convertible notes	129,918	675,000

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2008 AND 2007

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

On September 22, 2008 the Company filed a Certificate of Merger with the Secretary of State of the State of Delaware pursuant to which the wholly owned subsidiary, Sanswire Corp., a Delaware corporation, was merged into the Company. As a result of the filing of the Certificate of Merger, the corporate name was changed from GlobeTel Communications Corp. to Sanswire Corp. The opportunities associated with Sanswire are related to the Lighter Than Air (LTA) Unmanned Aerial Vehicle (UAV) market. Sanswire seeks to build and run a UAV business that includes low-, mid- and high-altitude, lighter-than-air vehicles. Sanswire intends to provide customers seamless wireless broadband capabilities and surveillance sensor suites utilizing its High Altitude Airship technology.

Sanswire’s main products are airships, which provide a platform to transmit wireless capabilities from air to ground.

The High Altitude class of prospective airships are generally referred to as HAAs (High Altitude Airships) but have also been called HAPs and HALEs (High Altitude Platforms, High Altitude Long Endurance). They have been designed to be able to keep a station in one location in the Stratosphere, at approximately 65,000 ft for durations of 30 days or more.

ORGANIZATION AND CAPITALIZATION

The Company was organized in July 2002, under the laws of the State of Delaware.

BASIS OF PRESENTATION

The condensed consolidated financial statements of the Company include the accounts of its subsidiaries. These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s financial position as of March 31, 2008 and the results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three month periods ended March 31, 2008 and 2007, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. The interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2007 filed on Form 10-KSB filed on October 9, 2008.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2008 AND 2007

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $2,373,241 and a negative cash flow from operations of $226,093 for the three months ended March 31, 2008, and had a working capital deficiency of $15,156,426 and a stockholders’ deficit of $14,497,426 at March 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates that a net loss will continue throughout 2008 and for fiscal 2009.

Additional cash will still be needed to support operations. Management believes it can continue to raise capital from various funding sources, which when added to budgeted sales and current working capital, will be sufficient to sustain operations at its current level through December 31, 2009. However, if budgeted sales levels are not achieved and/or if significant unanticipated expenditures occur, or if it is unable to obtain the necessary funding, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern. As of the date of this report the Company has continued to raise capital to sustain its current operations which have been reduced since January 1, 2008.  The Company will need to periodically seek investment to provide cash for operations until such time that operations provide sufficient cash flow to cover expenditures. (see also next paragraph)

On May 2, 2008, the Securities and Exchange Commission (“SEC”) filed a lawsuit in the United States District Court for the Southern District of Florida against GlobeTel Communications Corp. (the “Company”) and three former officers of the Company, Timothy J. Huff, Thomas Y. Jimenez and Lawrence E. Lynch. The SEC alleges, among other things, that the Company recorded $119 million in revenue on the basis of fraudulent invoices created by Joseph Monterosso and Luis Vargas, two individuals formerly employed by the Company who were in charge of its wholesale telecommunications business.  The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Company intends to vigorously defend itself in this action. The staff is also considering recommending that the SEC authorize and institute proceedings to revoke the registration of Company’s securities pursuant to Section 12(j) of the Exchange Act. (also see Note 5)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

BANK OVERDRAFT

The Company records any negative balances in its bank accounts as a bank overdraft.

REGISTRATION RIGHTS

In connection with the sale of debt or equity instruments, the Company may enter into Registration Rights Agreements. Generally, these Agreements require the Company to file registration statements with the Securities and Exchange Commission to register common shares that may be issued on conversion of debt or preferred stock, to permit re-sale of common shares previously sold under an exemption from registration or to register common shares that may be issued on exercise of outstanding options or warrants.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2008 AND 2007

These Agreements usually require the Company to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the Agreement. These penalties are usually expressed as a fixed percentage, per month, of the original amount the Company received on issuance of the debt or preferred stock, common shares, options or warrants. The Company account for these penalties when it is probable that a penalty will be incurred. At March 31, 2008 the Company has no registration rights agreement requiring penalties to be recorded.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments, including cash, receivables, deposits, accounts payable, accrued expenses and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during each period. The basic and diluted net loss is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. If all outstanding options, warrants and convertible shares were to be converted or exercised as of March 31, 2008, the shares outstanding would be 211,204,271.

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

STOCK-BASED COMPENSATION

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees using SFAS No. 123R effective January 1, 2006, and for all share-based payments granted based on the requirements of SFAS No. 123R. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18:

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2008 AND 2007

"Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities (SFAS No. 159)

In February 2007, the FASB issued SFAS No. 159. The Fair Value Option of Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value. The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. The Company does not expect that the adoption of SFAS No. 159 for financial assets and financial liabilities to have a material impact on our consolidated financial statements in subsequent reporting periods.

SFAS No. 141 (R), Business Combinations (SFAS No. 141R) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS No. 160)

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect that the adoption of SFAS 141R or SFAS No. 160 to have a material impact on our financial condition and results of operations, although its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161)

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on the presentation of our annual and interim period disclosures.

NOTE 2. DEPOSITS

As of March 31, 2008 and December 31, 2007, the Company had $659,000 and $391,000, respectively, of deposits made payments related to payments accrued toward the investment in a joint venture that was acquired in June 2008. See note 8 in the financial statements for more information regarding the transaction.

NOTE 3. DISCONTINUED OPERATIONS

The Company decided to close several of its operations and has presented certain activities as discontinued operations as of and for the periods ended March 31, 2008 and December 31, 2007.

During 2007, the Company discontinued two components of its business which constituted discontinued operations – Telecom and Globetel Wireless Corp.  The loss on the Company’s condensed consolidated statements of operations for the periods ended March 31, 2008 and 2007 is summarized as follows:

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2008 AND 2007

	2008	2007
Telecom

Loss from discontinued operations	$(244)	$(700,828)

GlobeTel Wireless

Loss from discontinued operations	—	(115,929)

Total loss from discontinued operations	$(244)	$(816,757)

The Company incurred the following losses from discontinued operations for the periods ended March 31, 2008 and 2007:

MARCH 31, 2008	Telecom	GlobeTel Wireless	Total
General and administrative	$(244)	$—	$(244)

Loss from discontinued operations	$(244)	$—	$(244)

MARCH 31, 2007	Telecom	GlobeTel Wireless	Total
Revenue	$4,849	$—	$4,849
Cost of sales	(11,676)	—	(11,676)
Gross margin (loss)	(6,827)	—	(6,827)

Payroll and related taxes	11,891	(86,232)	(74,341)
General and administrative	(41,899)	(29,697)	(71,596)
Deprecation and amortization	(654,672)	—	(654,672)
Consulting and professional fees	(9,321)	—	(9,321)

Loss from discontinued operations	$(700,828)	$(115,929)	$(816,757)

The Company had the following assets and liabilities from its discontinued operations on its consolidated balance sheet as of March 31, 2008 and December 31, 2007:

MARCH 31, 2008	Telecom	GlobeTel Wireless	Total
Cash	$6,722	$—	$6,722
Total assets	6,722	—	6,722

Accounts payable	140,116	1,216,208	1,356,324
Accrued liabilities	9,605	21,477	31,082
Total current liabilities	149,721	1,237,685	1,387,406

Net liabilities of discontinued operations	$142,999	$1,237,685	$1,380,684

DECEMBER 31, 2007	Telecom	GlobeTel Wireless	Total
Cash	$6,942	$—	$6,942
Accounts receivable	11,736	—	11,736
Total assets	18,678	—	18,678

Accounts payable	140,091	1,216,208	1,356,299
Accrued liabilities	9,605	21,477	31,082
Total current liabilities	149,696	1,237,685	1,387,381

Net liabilities of discontinued operations	$131,018	$1,237,685	$1,368,703

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2008 AND 2007

NOTE 4. NOTES AND CONVERTIBLE NOTES PAYABLE

	March 31,	December 31,
	2008	2007
(A) Notes payable	$5,997,030	$6,139,357
(B) Convertible notes payable, net of unamortized discount of $100,446 and $454,531	1,060,922	825,469
(C) Convertible promissory notes, net of unamortized discount of $123,538 and $802,833	1,338,797	336,036
Total	8,396,749	7,300,862
Accrued interest	885,437	755,358
Total	$9,282,186	$8,056,220

(A) NOTES PAYABLE

Notes payable are made up of two separate notes.

During January 2008, the Company received a total of $7,673 from the first note. As of March 31, 2008 a balance of $4,997,130 remains through an unsecured promissory note with no formal terms of repayment.  The Company has accrued interest at a rate of 7% per annum, which totals $574,964 as of March 31, 2008.

In January 2008, a separate note holder converted $150,000 of the loans to 1,428,571 shares of common stock on the second note.  As of March 31, 2008 a balance of $999,900 remains through an unsecured promissory note with no formal terms of repayment.  The Company has accrued interest at a rate of 7% per annum, which totals $109,656 as of March 31, 2008.

(B) CONVERTIBLE NOTES PAYABLE

On January 16, 2008, an agreement becomes effective that changes the conversion to the lesser of $.20 or 70% of the volume weighted average price for the 10 days prior to conversion. The agreement also limits some of the investors from engaging in short sales on the stock and places a volume limitation on sales.   The Company reviewed the transaction for possible derivative accounting requirements pursuant to EITF 00-19.  The Company used the Black-Scholes option pricing model to evaluate the fair value of the embedded derivative. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.5%, expected volatility of 49.87% and an expected term of 0.58 years.  On January 16, 2008, the Company allocated the fair value of the embedded derivative to derivatives expense in the aggregate amount of $184,081. The embedded derivative was subsequently adjusted to be recorded at fair market value at each period ending date and as of March 31, 2008 $168,918 was recorded to derivatives expense.  During the 4th quarter 2008, the outstanding balance of these notes and interest was converted into approximately 7.65 million shares.

In January 2008, the Company issued certificates of adjustment for certain convertible debentures and warrants issued pursuant to the 2006 financing to $.105 per share.  The Notes previously had Exercise Prices of $0.196.  The aforementioned substantial modification of debt is accounted for under EITF 96-19, however EITF 06-6 deemed the modification an extinguishment of debt, with a resultant loss of $293,817 recorded upon execution, which was recorded in January 2008.

As of March 31, 2008, $131,320 of principal and interest was converted into 1,474,392 shares of the Company common stock.

(C) CONVERTIBLE PROMISSORY NOTES

In January 2008, the Company issued certificates of adjustment for certain convertible debentures and warrants issued pursuant to the 2006 and 2007 financings to $.105 per share.  The Notes previously had Exercise Prices of $0.196.  The aforementioned substantial modification of debt is accounted for under EITF 96-19; however EITF 06-6 deemed the modification an extinguishment of debt, with a resultant loss of $783,667 recorded upon execution, which was recorded in January 2008.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2008 AND 2007

As of March 31, 2008 the Company had entered into an additional $206,000 in financing agreements on the same terms and conditions as set forth above.  They were also issued Class A warrants (valued at $43,062 as described below) and Class B warrants (valued at $23,648 as described below).

The Company determined that the total fair value of the warrants was $66,710 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate ranging from 1.58% to 2.25%, expected volatility ranging from 114.16% to 125.19% and an expected term of the warrants of 2 years.  The initial calculated fair value of warrants of $66,710 was reflected by the Company as a valuation discount and offset to the carrying value of the Notes, and are being amortized by the effective interest method over the term of the Notes. As of March 31, 2008, the Company amortized $3,693 of the valuation discount, which is reflected as financing costs in the Company’s consolidated statements of operations.  During 1st quarter 2008, no principal or interest had been converted however through the date of this report $52,000 of principal and interest was converted into 543,632 of Company common stock.

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

In January 2008, the Company issued certificates of adjustment for certain convertible debentures and warrants issued pursuant to the 2007 financings to $.105 per share.  The Notes previously had Exercise Prices of $0.196.  The aforementioned substantial modification of debt is accounted for under EITF 96-19; however EITF 06-6 deemed the modification an extinguishment of debt, with a resultant loss of $19,167 recorded upon execution, which was recorded in January 2008.

In March 2008 the Company entered into an additional $80,000 in financing agreements on the same terms and conditions as set forth above.  They were also issued Class A warrants (valued at $17,138 as described below) and Class B warrants (valued at $9,469 as described below). The Company determined that the total fair value of the warrants was $26,607 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate ranging from 1.53% to 1.65%, expected volatility ranging of 125.19% and an expected term of the warrants of 2 years.  The initial calculated fair value of warrants of $26,607 was reflected by the Company as a valuation discount and offset to the carrying value of the Notes, and are being amortized by the effective interest method over the term of the Notes. For the three months ended March 31, 2008, the Company amortized $1,109 of the valuation discount, which is reflected as financing costs in the Company’s consolidated statements of operations.  As of the date of this report, no principal or interest has been converted.

2008 Convertible Promissory Notes
From January through February 2008, the Company entered into new financing agreements for convertible promissory notes payable totaling $97,606.  The notes are convertible into common stock of the Company at $.105 per share.  The notes, which are due two years from inception, accrues interest at a rate of 7% per annum and were issued Class A and Class B warrants (valued at $20,485 and $11,620, respectively as described below). The Class A and B warrants are exercisable for a purchase price of $.21 and $.315, respectively. The warrants have a 2 year term.  The Company determined that the fair value of the conversion features was $8,469 and the fair value of the warrants was $32,465 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate ranging from 1.91% to 2.3%, expected volatility ranging from 114.16% to 142.06% and an expected term of the warrants of 2 years.  The initial calculated fair value of warrants and the beneficial conversion of the notes of $40,934 were reflected by the Company as a valuation discount and offset to the carrying value of the Notes, and are being amortized by the effective interest method over the term of the Note. For the three months ended March 31, 2008, the Company amortized $1,218 of the valuation discount, which is reflected as financing costs in the Company’s consolidated statements of operations.  During 2008, no principal or interest has been converted into the Company’s common stock however $25,139 was repaid.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2008 AND 2007

NOTE 5. AGREEMENTS

AGREEMENTS

Several agreements, letters of intent, and memorandums of understanding regarding the Sanswire project were entered into during 2008 and 2007 and through the date of this report, none of which require the recording of any assets, liabilities, revenues or expenses.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Commission subsequently consolidated this action with another pending action involving former officers of the Company. The Commission has also moved to amend its complaint against the Company to include additional allegations of wrongdoing beginning in 2002, but which does not add any new defendants. On March 23, 2009 the Court granted the SEC’s motion and extended the fact discovery deadline in the case until July 31, 2009.  The parties are currently engaged in discovery.  The Company has been vigorously defending itself in this action.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2008 AND 2007

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

Mitchell Siegel v. GlobeTel

On February 2, 2007, GlobeTel was sued in the Circuit Court for Broward County, Florida entitled Mitchell Siegel v. GlobeTel Communications Corp. , Case no. 0702456 (“the Siegel Lawsuit”). In this action, Siegel sued the Company for breach of contract in regards to a Key Executive Employment Agreement.  On February 15, 2008, both parties entered into a settlement agreement whereas Mr. Siegel would receive $175,000 worth of stock, payable over 12 months, and 50% of the gross proceeds, up to a total amount of $300,000, received from an October 2006 agreement. During 2008, the Company paid $131,250 in the Company’s common stock associated with the settlement agreement. During 2009 the Company paid an additional $29,167 in the Company’s common stock.

NOTE 7. COMMON STOCK TRANSACTIONS

During the three month period ended March 31, 2008, the Company issued an aggregate of 4,789,884 shares of common stock for debt, consulting services, incentives, and bonuses to Officers of the Company, consultants and employees. Of the shares issued, 1,222,222 shares, or 16.4% were issued to insiders and affiliates as restricted securities and in accordance with SEC Rule 144. The common stock issued was valued at prices ranging from $0.09 to $0.105 per share, based on the closing market prices on the date the board of directors authorized the issuances.

During January 2008, the Company issued an aggregate of 50,000 shares of common stock for consulting services valued at $5,000. The common stock was issued in place of cash payments, and was valued at $0.10 per share, based on the closing market prices on the date the board of directors authorized these issuances.

During March 2008, the Company issued an aggregate of 2,680,000 shares of common stock as a deposit on investment in joint venture valued at $268,000. The common stock was issued in place of cash payments, and was valued at $0.10 per share, based on the closing market prices on the date the board of directors authorized these issuances.

Subsequent to March 31, 2008, the Company issued an aggregate of 5,997,222 shares of common stock for consulting services valued at $342,644. The common stock was issued in place of cash payments, and was valued between $0.047 and $0.074 per share, based on the closing market prices on the date the board of directors authorized these issuances. The Company also issued an aggregate of 37,081,230 shares of common stock for debt, incentives, and bonuses to Officers of the Company, consultants and employees. Of the shares issued, 8,548,280 shares were issued to insiders and affiliates as restricted securities and in accordance with SEC Rule 144. The common stock issued was valued at prices ranging from $0.035 to $0.105 per share, based on the closing market prices on the date the board of directors authorized the issuances.

NOTE 8. STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

During the three months ended March 31, 2008, the Company issued the following fully vested options to acquire common stock:

Date Issued	Shares	Consideration	Valuation	Relationship

1/18/2008	3,444,444	Employees Bonus	$228,029	Non Executive Employees
2/6/2008	250,000	Employees Bonus	$16,803	Non Executive Employees

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2008 AND 2007

See below for more information regarding vesting term and exercise prices.

The above scheduled stock options were recorded at fair market value under SFAS 123R (see Note 1 above). The fair value of the options at the time of issuance was determined using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	3 - 4.50%
Expected life	3 years
Expected volatility	65-112%
Expected dividend yield	0%

As of March 31, 2008, the exercise price of all options outstanding exceeds the market price of the Company’s stock, and therefore there was no intrinsic value.

Employee options vest according to the terms of the specific grant and expire from 3 to 5 years from date of grant. As of March 31, 2008, all options issued and outstanding have fully vested and thus there was no deferred compensation, Stock option activity as of March 31, 2008 was as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at December 31, 2007	28,705,170	$.600
Options Granted	3,694,444	.091
Options Forfeited	—	—
Options Cancelled	—	—
Outstanding at March 31, 2008	32,399,614	$.542

WARRANTS

The following table summarizes certain information about the Company’s stock purchase warrants (including the warrants discussed in Note 3).

	Warrants Class A	Warrants Class B	Weighted Average Exercise Price
Outstanding at December 31, 2007	8,108,129	5,715,380	$0.330
Warrants Granted	1,660,027	1,106,685	0.252
Warrants Exercised	—	—	—
Outstanding at March 31, 2008	9,768,156	6,822,065	$0.317

NOTE 9. INCOME TAXES

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

NOTE 10. SUBSEQUENT EVENTS

In September 2007, Wachovia filed a lawsuit in Broward County in an attempt to recover the $762,902 through arbitration with the American Arbitration Association. On June 2, 2008, the American Arbitration Association awarded Wachovia $762,902.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2008 AND 2007

On June 3, 2008 the Company restructured its November 2007 agreement with TAO Technologies GmbH and Professor Bernd Kroplin. The new agreement called for the establishment of a new US-based joint venture company to be called Sanswire-TAO that was to be owned equally by TAO and Sanswire Corp., through its wholly-owned subsidiary Sanswire Corp.—Florida.  Additionally, Sanswire-TAO would register the patents and intellectual property of TAO Technologies and Kroplin in the United States for the exclusive use of Sanswire-TAO.  Further, the $391,000 paid during 2007 was applied as payment towards the new agreement and thus the Company has classified these payments as a long term deposit as it resulted in a long term investment. On June 3, 2008, the Company treated the transaction as the investment in a joint venture and booked a $3,229,000 asset related to the investment.   After application of the 2007 deposit of $391,000 and the 2008 payments of $703,000, the balance of $2,135,000 due for the investment is accrued in accrued expenses as of December 31, 2008.

In September 2008, the Company entered into a new financing agreement for convertible promissory note payable totaling $50,000.  The note is convertible into common stock of the Company at $.105 per share.  The note, which is due two years from inception, accrues interest at a rate of 7% per annum and was issued Class A and Class B warrants (valued at $4,677 and $2,597, respectively as described below). The Class A and B warrants are exercisable for a purchase price of $.21 and $.315, respectively. The warrants have a 2 year term.  The Company determined that the fair value of the warrants was $7,274 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate ranging of 2.16%, expected volatility ranging of 142.06% and an expected term of the warrants of 2 years.   The initial calculated fair value of warrants of $7,274 was reflected by the Company as a valuation discount and offset to the carrying value of the Note, and is being amortized by the effective interest method over the term of the Note.  On October 6, 2008, $50,000 of principal and interest were converted into 476,190 shares of the Company’s common stock.  As such, the Company amortized the full value of the discount of $7,274, which is reflected as financing costs in the Company’s consolidated statements of operations.

On September 22, 2008 the Company filed a Certificate of Merger with the Secretary of State of the State of Delaware pursuant to which the wholly owned subsidiary, Sanswire Corp., a Delaware corporation, was merged into the Company. As a result of the filing of the Certificate of Merger, the corporate name was changed from GlobeTel Communications Corp. to Sanswire Corp. The opportunities associated with Sanswire are related to the Lighter Than Air (LTA) Unmanned Aerial Vehicle (UAV) market. Sanswire seeks to build and run a UAV business that includes low-, mid- and high-altitude, lighter-than-air vehicles. Sanswire intends to provide customers advanced seamless wireless broadband capabilities and surveillance sensor suites utilizing its High Altitude Airship technology.

On October 3, 2008, the Company entered into a new financing agreement for a convertible promissory note payable totaling $25,000.  The note is convertible into common stock of the Company at $.105 per share.  The note, which is due two years from inception, accrues interest at a rate of 7% per annum and was issued Class A and Class B warrants (valued at $3,466 and $1,948, respectively as described below). The Class A and B warrants are exercisable for a purchase price of $.21 and $.315, respectively. The warrants have a 2 year term.  The Company determined that the fair value of the warrants was $5,414 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 1.6%, expected volatility ranging of 140.25% and an expected term of the warrants of 2 years.   The initial calculated fair value of warrants of $5,414 was reflected by the Company as a valuation discount and offset to the carrying value of the Note, and is being amortized by the effective interest method over the term of the Note. For the year ended December 31, 2008, the Company amortized $677 of the valuation discount, which is reflected as financing costs in the Company’s consolidated statements of operations.  On February 11, 2009, $25,000 of principal was converted into 238,096 shares of the Company’s common stock.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2008 AND 2007

On October 3, 2008, American Express Travel Related Services Company, Inc. received a final judgment for $404,113.  This liability was previously recorded in the Company’s accounts payable as incurred.

From October to December 2008, the Company entered into new financing agreements for convertible promissory notes payable totaling $435,000.  The notes are convertible into common stock of the Company at $.105 per share.  The notes, which are due two years from inception, accrues interest at a rate of 7% per annum and was issued Class A and Class B warrants (valued at $54,758 and $30,688, respectively as described below). The Class A and B warrants are exercisable for a purchase price of $.21 and $.315, respectively. The warrants have a 2 year term.  The Company determined that the fair value of the warrants was $85,445 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate ranging from .75% to 1.62%, expected volatility ranging from 138.92% to 142.25% and an expected term of the warrants of 2 years.  The initial calculated fair value of warrants of $85,445 was reflected by the Company as a valuation discount and offset to the carrying value of the Note, and is being amortized by the effective interest method over the term of the Note. For the year ended December 31, 2008, the Company amortized $38,083 of the valuation discount, which is reflected as financing costs in the Company’s consolidated statements of operations. On October 13, 2008, $145,000 in principal and interest was been converted into 1,369,895 of the Company’s common stock.

In December 2008, the Company entered into a new financing agreement for a new convertible promissory note payable totaling $50,000.  The note is convertible into common stock of the Company at a price to be determined in the future.  The note, which is due on January 31, 2009, accrues interest at a rate of 5% per annum.  The note is secured by 1,000,000 shares of the Company’s common stock owned by the Company’s CEO.  In February 2009, the Company issued 250,000 shares, valued at $9,500, as a penalty to extend the maturity to an unspecified date.

On February 17, 2009, the Company entered into subscription agreement with accredited investors. The Company sold $140,000 of the Company’s 7% Convertible Debentures, 3-year warrants to purchase a number of shares equal to 50% of the number of shares issuable upon conversion of the debenture of the Company’s common stock at an exercise price of $0.21, and three-year warrants to purchase a number of shares equal to 50% of the number of shares issuable upon conversion of the debenture shares of the Company’s common stock at an exercise price of $0.315. The Debentures are convertible into shares of the Company’s common stock at $.105 per share pursuant to the following terms. If after 90 days from the date hereof the market price of the Company’s common shares during the 90 day period has not closed at a bid price at or above $.12 per share for 3 or more consecutive trading days. In such instance then the Investors’ price per share shall be equal to the average closing bid price for the last 30 trading days immediately prior to the 90th day after the date of this addendum. Should the price of the common shares be $.105 or higher on the 90th day after the date of this addendum, then the purchase price per share shall remain at $.105 per share.  Should the Market Price of the shares be $.105 or higher on the 90th day after the date of this addendum, but less than $.125, then the Investor shall be entitled to an amount of additional shares equal to 10% of the number of shares to which the Investor is otherwise entitled.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. See our annual reports on Form 10-KSB for the years ended December 31, 2007 and 2006.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

General

Sanswire Corp. ("Sanswire," "GlobeTel", “we”, “us”, “our”, or the “Company”) is focused on the design, construction and marketing of various aerial vehicles most of which would be capable of carrying payloads that provide persistent surveillance and security solutions at various altitudes. The airships and auxiliary products are intended for end users that include military, defense and government-related entities.

From 2002 to 2007, the Company was involved in the following business sectors: stored value card services; wholesale telecommunications services; voice over IP; wireless broadband; and high altitude airships. These businesses were run through various subsidiaries. The Company discontinued operations in all but the high altitude airship sector.

In 2007, we began focusing exclusively on opportunities through our wholly-owned subsidiary at the time, Sanswire Networks. The opportunities associated with Sanswire Networks were related to the Lighter Than Air (LTA) Unmanned Aerial Vehicle (UAV) market, and we, through the subsidiary, sought to build and run a UAV business that includes low-, mid- and high-altitude, lighter-than-air vehicles intended to provide customers advanced seamless wireless broadband capabilities and surveillance sensor suites.

On September 22, 2008, we effected a name change to Sanswire Corp. in recognition of the entity that contained our sole business focus (See “Recent Developments”). Thus, moving forward, the Company is Sanswire Corp., whose primary business is the design, construction and marketing of a variety of aerial vehicles through a joint venture with TAO Technologies, Stuttgart, Germany, named Sanswire-TAO Corp.

The High Altitude class of prospective airships are generally referred to as HAAs (High Altitude Airships) but have also been called HAPs and HALEs (High Altitude Platforms, High Altitude Long Endurance). They have been designed to be able to keep a station in one location in the Stratosphere, at approximately 65,000 ft for durations of 30 days or more.

RESULTS OF OPERATIONS

The following discussion and analysis summarizes the results of operations of the Company for the three-month periods ended March 31, 2008 and 2007.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 AND 2007

REVENUES. For the three month period ended March 31, 2008, we had no gross sales, representing a decrease of 100% over the prior three month period ended March 31, 2007 when our gross sales were $1,435. Our revenues decreased primarily due to the Company focusing on the airship development and continuing to prepare a commercially feasible product for our future potential customers.

COST OF SALES. For the three month period ended March 31, 2008, we had no cost of sales representing a decrease of 100% from $8,792 for the three month period ended March 31, 2007.

GROSS MARGIN. Our gross margin was $0 for the three month period ended March 31, 2008, compared to our gross loss of $7,357 or 512.7% for the three month period ended March 31, 2007, a decrease of 100%. The decrease is due to the fact the Company had minimal revenues.

OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, investor and public relations, research and development, telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for the three month period ended March 31, 2008 were $897,893 compared to the three month period ended March 31, 2007 which had operating expenses of $1,605,650 a decrease of $707,757 or 44.1%. The decrease was primarily due to a continued reduction of expenses related to our operations, facilities and workforce during 2008.

During the three month period ended March 31, 2008 and 2007, Sanswire and its subsidiaries incurred payroll tax liability during the normal course of business at each payroll cycle. The Company submitted certain withholding tax payments during the first and second quarters of 2007 through a payroll processor, ADP. Subsequent thereto, the Company no longer processed its payroll through ADP. The Company did not file its 2007 tax forms until 2008 but during 2008 the Company has reported its payroll tax liabilities on a timely basis, however the Company failed to deposit the appropriate withholding amounts. The Company has recognized this issue and contacted the IRS accordingly to make arrangement to pay any taxes due, which is currently estimated to be at least $200,000. The Company may be subject to penalties and interest from the IRS.

We received a $17,446 of research and development refund for our Sanswire project during the three month period ended March 31, 2007, compared to $0 during the three month period ended March 31, 2008, a decrease of $17,446 or 100%. During the three month period ended March 31, 2008 and 2007, there were no direct expenses for development and building of the airship. This is due mainly to the fact that Company entered into a revised agreement with TAO Technologies (See note 8 to the attached financial statements).

LOSS FROM OPERATIONS. We had an operating loss of $897,893 for the three month period ended March 31, 2008 as compared to an operating loss of $1,613,007 for the three month period ended March 31, 2007, primarily due to decreased operating expenses as described above, including lower operating costs and reductions of our various programs.

OTHER INCOME (EXPENSE). We had net other expenses totaling $1,475,104 during the three month period ended March 31, 2008 compared to other income of $23,421 during the three month period ended March 31, 2007. This variance was due primarily to the non cash charges related to the modifications of our convertible debentures of $1,096,650 compared to a $254,200 gain in 2007.

Interest expense for the three month period ended March 31, 2008 was $378,454 compared to $230,779 for the three month period ended March 31, 2007. Interest expense increase was primarily due to an increase in the Company’s convertible debentures.

LOSS FROM DISCONTINUED OPERATIONS. During the three month period ended March 31, 2008 we had a loss of $244, related to our discontinued operations compared to a loss of $816,757 during the three month period ended March 31, 2007. See note 3 in the financial statements for more information regarding the discontinued operations.

NET LOSS. We had a net loss of $2,373,241 in the three month period ended March 31, 2008 compared to $2,406,343 in the three month period ended March 31, 2007. The decrease in net loss is primarily attributable to the decrease in the operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

ASSETS. At March 31, 2008, the Company had total assets of $803,046 compared to total assets of $441,956 as of December 31, 2007.

The current assets at March 31, 2008, were $144,046 compared to $50,956 at December 31, 2007. As of March 31, 2008, the Company had $137,324 of cash and cash equivalents compared to $32,378 at December 31, 2007.

The Company had $659,000 of deposits as of March 31, 2008 compared to $391,000 as of December 31, 2007.  The deposits relate to payments accrued toward an agreement reached in May 2008 for the intellectual property of TAO Technologies.  This deposit was applied toward the Company’s investment in the joint venture in June 2008.  See note 10 in the financial statements for more information regarding the transaction.

LIABILITIES. At March 31, 2008, the Company had total liabilities of $15,300,472 compared to total liabilities of $13,666,678 as of December 31, 2007. The increase of $1,633,794 was principally due to the increase in current portion of payments due on the notes payable of $1,225,966 (see note 4 of the financial statements.

CASH FLOWS. Our cash used in operating activities was $226,093 compared to $651,283 for the comparative period. The decrease was primarily due to the decreased level of operations and operating activities and changes in our current assets and liabilities.

Net cash provided by financing activities was $331,139 principally from the execution of new convertible debentures, as compared to $935,279 in the prior year.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $2,373,241 and a negative cash flow from operations of $226,093 for the three months ended March 31, 2008, and had a working capital deficiency of $15,156,426 and a stockholders’ deficit of $14,497,426 at March 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates that a net loss will continue throughout 2008 and for fiscal 2009.

Throughout 2007, 2008 and continuing into 2009, the Company has been dependent upon monthly funding from its existing debt holders. Funding decisions have typically not extended beyond thirty days at any given time, and the Company does not currently have a defined funding source. Funding delays and uncertainties have seriously damaged vendor relationships, new product development and revenues. In the absence of continued monthly funding by its current debt holders, the Company would have insufficient funds to continue operations. There is no assurance that additional funding from the current debt holders will be available or available on terms and conditions acceptable to the Company.

Subsequent to March 31, 2008, the Company has subsequently raised approximately $936,000 from investors; however this is not adequate funding to cover the Company’s working capital deficit or the net loss for the three month period ended March 31, 2008 of approximately $2,373,241.

As reflected in the accompanying financial statements, during the three month period ended March 31, 2008 we had a net loss of $2,373,241 compared to a net loss of $2,406,343 during the three month period ended March 31, 2007. Consequently, there is an accumulated deficit of $122,768,969 at March 31, 2008 compared to $120,395,726 at December 31, 2007.

Critical Accounting Policies and Use of Estimates

Estimates

The preparation of consolidated financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts and classification of expense, and the disclosure of contingent assets and liabilities. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Accounting for stock options

We believe that it is important for investors to be aware that there is a high degree of subjectivity involved in estimating the fair value of stock-based compensation, that the expenses recorded for stock-based compensation in the Company’s financial statements may differ significantly from the actual value (if any) realized by the recipients of the stock awards, and that the expenses recorded for stock-based compensation will not result in cash payments from the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of Jonathan Leinwand, the Company’s Chief Executive Officer and Principal Financial Officer (the “Reviewing Officer”), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2008. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Reviewing Officer concluded that as of March 31, 2008, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, except for the establishment of the audit committee as contemplated below.

Remediation of Material Weaknesses

Material weaknesses identified in prior years have been addressed. In the first phase of the program, already completed as of September 30, 2007, we hired consultants and accounting consultants to review our financial statements and prepare the restatement of our financial statements.

Additionally we had determined that the Company had ineffective controls over revenue recognition. Our remediation measures relating to revenue recognition include a review by management of revenue items other than normal sales and also the discontinuation of the operations of our Centerline Communications LLC subsidiary for which we had previously restated revenue.

In the second phase of the program, commencing with the filing of our current financial statements, we will be implementing certain new policies and procedures such as:

a.	Seeking to recruit board members independent of management;

b.	Granting Board committees standing authority to retain counsel and special or expert advisors of their own choice;

c.	Seeking outside review of acquisition transactions

d.	Establishment of an audit committee

e.	Upon adequate funding, hiring additional staff leading to the segregation of duties to enable a better control environment

Changes in Internal Control over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the period ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Commission subsequently consolidated this action with another pending action involving former officers of the Company. The Commission has also moved to amend its complaint against the Company to include additional allegations of wrongdoing beginning in 2002, but which does not add any new defendants. On March 23, 2009 the Court granted the SEC’s motion and extended the fact discovery deadline in the case until July 31, 2009.   The parties are currently engaged in discovery.  The Company has been vigorously defending itself in this action.

Joseph Monterosso

In October 2007 the Company filed a lawsuit in the Circuit Court for Broward County, Florida against Joseph J. Monterosso alleging Libel, Slander and Defamation, Tortuous Interference, Violations of FS § 836.05 (Threats Extortion)  and violations of FS §517 (Securities Fraud). Mr. Monterosso has not yet been served with the complaint pending additional information arising from the SEC lawsuit.

Wachovia v. GlobeTel

In connection with the operations of Globetel Wireless Europe GmbH and the acquisition of Altvater GmbH, the Company guaranteed a letter of credit in the amount of $600,000. Upon Globetel Wireless Europe GmbH ceasing operations, the letter of credit was drawn upon. The letter of credit was not collateralized. In September 2007, Wachovia filed a lawsuit in Broward County in an attempt to recover the amount through arbitration with the American Arbitration Association. On June 2, 2008, the American Arbitration Association awarded Wachovia $762,902.   This amount was originally recorded as part of discontinued operations, but later received a judgment against GlobeTel Corporation and thus the liability was reclassified to GlobeTel’s accrued expenses.

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

Mitchell Siegel v. GlobeTel

On February 2, 2007, GlobeTel was sued in the Circuit Court for Broward County, Florida entitled Mitchell Siegel v. GlobeTel Communications Corp. , Case no. 0702456 (“the Siegel Lawsuit”). In this action, Siegel sued the Company for breach of contract in regards to a Key Executive Employment Agreement.  On February 15, 2008, both parties entered into a settlement agreement whereas Mr. Siegel would receive $175,000 worth of stock, payable over 12 months, and 50% of the gross proceeds, up to a total amount of $300,000, received from an October 2006 agreement. During 2008 the Company paid $131,250 in the Company’s common stock associated with the settlement agreement. During 2009 the Company paid an additional $29,167 in the Company’s common stock.

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

American Express

American Express Travel Related Services Company, Inc. has filed a lawsuit against the Company and Sanswire Networks LLC (CASE NO: CACE 08-013239, Broward County Florida), seeking to recover a total of $394,919 for unpaid charges on the Companies’ corporate purchasing account. On October 3, 2008, American Express received a final judgment for $404,113.  This liability was previously recorded in the Company’s accounts payable as incurred.

Item 1(A).  Risk Factors

Risks Related to Our Business and Industry

We need to raise a significant amount of additional capital to meet our current and future business requirements and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We need to raise $4.5 million of additional financing in order to meet our cash requirements for the next twelve (12) months and to fully implement our business plan during the next twelve months.  The funds would be used to increase manufacturing of our products, expand our research and development efforts, and attract a larger talented sales force.  We intend to raise the financing from the sale of common stock in one or more private placements or public offerings and/or from bank financing.  We do not have any firm commitments or identified sources of additional capital from third parties or from our officers, directors or shareholders.  Although our officers and directors or their affiliates have in the past facilitated capital for us, or provided us with capital, they are not legally bound to do so.  There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us.  Any additional financing may involve dilution to our shareholders.  If we are unable to raise additional financing on terms satisfactory to us, or at all, we would not be able to fully implement our business plan which would have a materially adverse effect our business and financial position and could cause us to delay, curtail, scale back or forgo some or all of our operations or we could cease to exist.

We have a history of operating and net losses which we anticipate will continue.

We have a history of losses from operations.  We anticipate that for the foreseeable future, we will continue to experience losses from operations.  We had a net loss from continuing operations of $2,372,997 for the period ending March 31, 2008 and a net loss of $11,605,478 during fiscal 2007.  We anticipate that our net loss will continue throughout 2008 and for fiscal 2009.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In its report dated March 30, 2009, our independent auditors, Weinberg and Company, P.A., expressed an opinion that there is substantial doubt about our ability to continue as a going concern because we have suffered recurring losses from operations and we have an accumulated deficit and a working capital deficit.  We expect to continue to incur losses for the foreseeable future.  The accompanying financial statements have been prepared assuming that we will continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence. Our continuation as a going concern is dependent upon future events, including the acquisition of additional capital to fully implement our business plan.  There can be no assurance these future events will occur or that we will continue as a going concern even if they do occur.  If we are unable to continue as a going concern, you will lose your entire investment.

If we fail to protect our intellectual property rights, our competitors may take advantage of our ideas to compete more effectively with us.

Our proprietary rights are one of the keys to our performance and ability to remain competitive. We rely on a combination of patent, trademark, copyright and trade secret laws in the U.S. and other jurisdictions as well as confidentiality agreements and procedures, non-compete agreements and other contractual provisions to protect our intellectual property, other proprietary rights and our brand.  Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights which could result in substantial costs to us and substantial diversion of management attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products.  Our inability to adequately protect our intellectual property rights could adversely affect our business and financial condition, and the value of our brand name and other intangible assets.

Risk Related To Ownership of Our Common Stock

There is currently a small market for our common stock, and we expect that any market that does develop will be illiquid and extremely volatile.

As of March 31, 2009, we had approximately twenty one thousand (21,000) shareholders of record, and we had been subject to the reporting requirements of the Exchange Act for at least ninety (90) days.  There were shares of our common stock that had been held by non-affiliates for a minimum of one year which could be freely resold under Rule 144, and shares of our common stock that had been held by such persons for a minimum of six months which could be resold under Rule 144 subject to public information requirements for reporting issuers.  There were also shares of our common stock that had been held by affiliates for a minimum of six months which could be resold under Rule 144 subject to the volume limitations, manner of sale provisions, public information requirements for reporting issuers and notice requirements.

The market for our common stock is illiquid and subject to wide fluctuations in response to several factors, including, but not limited to:

•	limited numbers of buyers and sellers in the market;
•	actual or anticipated variations in our results of operations;
•	our ability or inability to generate new revenues;
•	increased competition; and

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance which include stock market fluctuations, general economic, political and overall global market conditions, such  as  recessions, interest rates or international currency fluctuations. Any and all of these factors, while unrelated directly to us, may adversely affect the market price and liquidity of our common stock.

We have authorized preferred stock which can be designated by our board of directors without shareholder approval.

We have authorized 10,000,000 shares of preferred stock.  The shares of preferred stock may be issued from time to time in one or more series, each of which shall have distinctive designation or title as shall be determined by our board of directors prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by our board of directors. Because our board of directors is able to designate the powers and preferences of the preferred stock without the vote of the holders of our common stock, the holders of our common stock will have no control over what designations and preferences our preferred stock will have. As a result of this, our board of directors could designate one or more series of preferred stock with superior rights to the rights of the holders of our common stock.

We do not expect to pay dividends for the foreseeable future.

We have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock.  Our ability to pay dividends is dependent upon, among other things, our future earnings, operating and financial condition, our capital requirements, general business conditions and other pertinent factors, and is subject to the discretion of our board of directors.  Accordingly, there is no assurance that any dividends will ever be paid on our common stock.

Investors may face significant restrictions on the resale of our common stock due to federal regulations of penny stock.

Our common stock is subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the SEC defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.  In addition, various state securities laws impose restrictions on transferring penny stocks.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2008, the Company issued an aggregate of 7,469,884 shares of common stock for debt, consulting services, incentives, and bonuses to Officers of the Company, consultants and employees. Of the shares issued, 1,222,222 shares, or 16.4% were issued to insiders and affiliates as restricted securities and in accordance with SEC Rule 144. The common stock issued was valued at prices ranging from $0.09 to $0.105 per share, based on the closing market prices on the date the board of directors authorized the issuances.

During January 2008, the Company issued an aggregate of 50,000 shares of common stock for consulting services valued at $5,000. The common stock was issued in place of cash payments, and was valued at $0.10 per share, based on the closing market prices on the date the board of directors authorized these issuances.

Subsequent to March 31, 2008, the Company issued an aggregate of 5,997,222 shares of common stock for consulting services valued at $342,644. The common stock was issued in place of cash payments, and was valued between $0.047 and $0.074 per share, based on the closing market prices on the date the board of directors authorized these issuances.

Item 3.  Defaults Upon Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Security Holders

N/A

Item 5.  Other Information

N/A

Item 6.  Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer and chief financial officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 9, 2009

SANSWIRE CORP.

By: /s/ Jonathan Leinwand
Jonathan Leinwand, Chief Executive Officer (Principal Executive Officer)