Form 10-Q
period 2008-06-30
Sanswire Corp.
filed 2009-04-09
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2008
OR
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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2008	DECEMBER 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$651	$32,278
Current assets from discontinued operations	6,406	18,678
TOTAL CURRENT ASSETS	7,057	50,956
Investment in joint venture	3,229,000	—
Deposits	—	391,000
TOTAL NONCURRENT ASSETS	3,229,000	391,000
TOTAL ASSETS	$3,236,057	$441,956

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$3,525,198	$3,155,722
Notes and convertible notes payable, net of discount of $166,520 and $1,257,364	9,177,360	8,056,220
Accrued expenses and other liabilities	3,959,112	1,067,355
Derivative obligations	107,434	—
Bank overdraft	1,004	—
Current liabilities from discontinued operations	1,387,406	1,387,381
TOTAL LIABILITIES	18,157,514	13,666,678

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Preferred stock, $.001 par value, 250,000 shares authorized;
no shares issued and outstanding:	—	—
Series B Preferred stock, $.001 par value, 500,000 shares authorized;
no shares issued and outstanding:	—	—
Series C Preferred stock, $.001 par value, 5,000 shares authorized;
no shares issued and outstanding:	—	—
Series D Preferred stock, $.001 par value, 5,000 shares authorized;
no shares issued and outstanding:	—	—
Common stock, $.00001 par value, 250,000,000 shares authorized;
145,329,554 and 129,756,897 shares issued and outstanding	1,454	1,299
Additional paid-in capital	108,863,184	107,169,705
Accumulated deficit	(123,786,095)	(120,395,726)
TOTAL STOCKHOLDERS' DEFICIT	(14,921,457)	(13,224,722)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,236,057	$441,956

 See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED

	THREE MONTHS ENDED				SIX MONTHS ENDED
	JUNE 30,				JUNE 30,
	2008		2007		2008		2007
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
REVENUES		$—		$52,304		$—		$53,739
COST OF REVENUES		—		2,321		—		11,113
GROSS MARGIN		—		49,983		—		42,626
EXPENSES
Payroll and related taxes		158,664		1,843,964		531,035		2,741,562
Consulting fees		585,298		1,101,460		716,028		1,162,863
Noncash officers' and directors' compensation		52,500		600,926		337,500		600,926
Research and development		—		2,590		—		(14,856)
General and administrative		54,211		389,398		164,004		1,053,492
Amortization		71,756		—		71,756		—
TOTAL EXPENSES		850,673		3,938,338		1,748,567		5,543,987
LOSS FROM OPERATIONS		(850,673)		(3,888,355)		(1,748,567)		(5,501,361)
OTHER INCOME (EXPENSE)
Loss/Gain on extinguishment of debt		—		—		(1,096,650)		254,200
Interest expense, net		(166,501)		(993,063)		(544,955)		(1,223,841)
NET OTHER INCOME (EXPENSE)		(166,501)		(993,063)		(1,641,605)		(969,641)
LOSS FROM CONTINUING OPERATIONS		(1,017,174)		(4,881,418)		(3,390,172)		(6,471,002)

GAIN/LOSS FROM DISCONTINUED OPERATIONS		48		(294,463)		(196)		(1,111,221)
NET LOSS		$(1,017,126)		$(5,175,881)		$(3,390,368)		$(7,582,223)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC and DILUTED		140,369,224		121,387,322		136,715,497		116,164,351

LOSS PER SHARE FROM CONTINUING OPERATIONS
BASIC and DILUTED	$	(0.01)	$	(0.04)	$	(0.02)	$	(0.06)
GAIN/LOSS PER SHARE FROM DISCONTINUED OPERATIONS
BASIC and DILUTED		$0.00	$	(0.00)	$	(0.00)	$	(0.01)
NET LOSS PER SHARE
BASIC and DILUTED	$	(0.01)	$	(0.04)	$	(0.02)	$	(0.07)

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,390,368)	$(7,582,223)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	145,373	515,898
Loss/Gain on extinguishment of debt	1,096,650	(254,200)
Stock based compensation	167,500	1,520,232
Fair value of vested options	244,831	1,768,959
Fair value of modification of warrants	—	421,737
Interest expense on convertible notes payable	292,025	272,665
Noncash activity from discontinued operations	—	1,056,479
Derivative obligation expense	107,434	—
Decrease in assets:
Decrease in assets relating to discontinued operations	12,272	78,274
Increase (decrease) in liabilities:
Accounts payable	369,476	242,245
Accrued expenses and other liabilities	811,976	162,412
Decrease/Increase in liabilities relating to discontinued operations	25	(241,148)
NET CASH USED BY OPERATING ACTIVITIES	(142,806)	(2,038,670)
CASH FLOWS FROM INVESTING ACTIVITIES
Payment on joint venture	(385,000)	—
NET CASH USED BY INVESTING ACTIVITIES	(385,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock – exercise of warrants	—	750,000
Payments on notes payable	(25,139)	—
Proceeds from notes and loans payable	520,314	1,305,812
Bank overdraft	1,004	(14,664)
NET CASH PROVIDED BY FINANCING ACTIVITIES	496,179	2,041,148
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(31,627)	2,478
CASH AND EQUIVALENTS – BEGINNING OF PERIOD	32,278	4,243
CASH AND EQUIVALENTS – ENDING OF PERIOD	$651	$6,721

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$122	$23,313
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for debts	—	4,598,333
Shares issued for joint venture	268,000	—
Shares for accrued expenses	105,220	583,027
Conversion of notes payable to common stock	756,904	—
Accrued expense for joint venture	659,000	—
Conversion of notes payable to common stock	2,844,000	—
Non-cash equity-warrant valuation and intrinsic value of beneficial conversion associated with convertible notes	151,178	875,000

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED JUNE 30, 2008 AND 2007

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

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s financial position as of June 30, 2008 and the results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six month periods ended June 30, 2008 and 2007, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. The interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2007 filed on Form 10-KSB filed on October 9, 2008.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED JUNE 30, 2008 AND 2007

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $3,390,368 for the six months ended June 30, 2008 and a negative cash flow from operations of $142,806 for the six months ended June 30, 2008, and had a working capital deficiency of $18,150,458 and a stockholders’ deficit of $14,921,457 at June 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates that a net loss will continue throughout 2008 and for fiscal 2009.

Additional cash will still be needed to support operations. Management believes it can continue to raise capital from various funding sources, which when added to budgeted sales and current working capital, will be sufficient to sustain operations at its current level through December 31, 2009. However, if budgeted sales levels are not achieved and/or if significant unanticipated expenditures occur, or if it is unable to obtain the necessary funding, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern. As of the date of this report the Company has continued to raise capital to sustain its current operations which have been reduced since January 1, 2008.  The Company will need to periodically seek investment to provide cash for operations until such time that operations provide sufficient cash flow to cover expenditures. (see also next paragraph)

On May 2, 2008, the Securities and Exchange Commission (“SEC”) filed a lawsuit in the United States District Court for the Southern District of Florida against GlobeTel Communications Corp. (the “Company”) and three former officers of the Company, Timothy J. Huff, Thomas Y. Jimenez and Lawrence E. Lynch. The SEC alleges, among other things, that the Company recorded $119 million in revenue on the basis of fraudulent invoices created by Joseph Monterosso and Luis Vargas, two individuals formerly employed by the Company who were in charge of its wholesale telecommunications business.  The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Company intends to vigorously defend itself in this action. The staff is also considering recommending that the SEC authorize and institute proceedings to revoke the registration of Company’s securities pursuant to Section 12(j) of the Exchange Act. (also see Note 6)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents

BANK OVERDRAFT

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

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED JUNE 30, 2008 AND 2007

These Agreements usually require the Company to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the Agreement. These penalties are usually expressed as a fixed percentage, per month, of the original amount the Company received on issuance of the debt or preferred stock, common shares, options or warrants. The Company account for these penalties when it is probable that a penalty will be incurred. At June 30, 2008 the Company has no registration rights agreement requiring penalties to be recorded.

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

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during each period. The basic and diluted net loss is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. If all outstanding options, warrants and convertible shares were to be converted or exercised as of June 30, 2008, the shares outstanding would be 218,025,453.

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
PERIODS ENDED JUNE 30, 2008 AND 2007

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

NOTE 2. DISCONTINUED OPERATIONS

The Company decided to close several of its operations and has presented certain activities as discontinued operations as of and for the periods ended June 30, 2008 and December 31, 2007.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED JUNE 30, 2008 AND 2007

During 2007, the Company discontinued two components of its business which constituted discontinued operations – Telecom and GlobeTel Wireless Corp.  The loss on the Company’s condensed consolidated statements of operations for the periods ended June 30, 2008 and 2007 is summarized as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
Telecom	2008	2007	2008	2007

Gain/Loss from discontinued operations	$48	$(38,907)	$(196)	$(739,735)

GlobeTel Wireless

Gain/Loss from discontinued operations	—	(255,556)	—	(371,485)

Total loss from discontinued operations	$48	$(294,463)	$(196)	$(1,111,221)

The Company incurred the following losses from discontinued operations for the three months ended June 31, 2008 and 2007:

JUNE 30, 2008	Telecom	GlobeTel Wireless	Total
General and administrative	$48	$—	$48

Gain from discontinued operations	$48	$—	$48

JUNE 30, 2007	Telecom	GlobeTel Wireless	Total
Revenue	$—	$—	$—
Cost of sales	—	—	—
Gross margin (loss)	—	—	—

Payroll and related taxes	(30,825)	(5,634)	(36,459)
General and administrative	(8,082)	(3,172)	(11,254)
Loss on Investment	—	(246,750)	(246,750)

Loss from discontinued operations	$(38,907)	$(255,556)	$(294,463)

The Company incurred the following losses from discontinued operations for the six months ended June 30, 2008 and 2007:

JUNE 30, 2008	Telecom	GlobeTel Wireless	Total
General and administrative	$(196)	$—	$(196)

Loss from discontinued operations	$(196)	$—	$(196)

JUNE 30, 2007	Telecom	GlobeTel Wireless	Total
Revenue	$4,849	$—	$4,849
Cost of sales	(11,676)	—	(11,676)
Gross margin (loss)	(6,826)	—	(6,826)

Payroll and related taxes	(18,935)	(91,865)	(110,800)
General and administrative	(49,982)	(32,870)	(82,852)
Consulting	(9,321)	—	(9,321)
Depreciation and amortization	(654,672)	—	(654,672)
Loss on Investment	—	(246,750)	(246,750)

Loss from discontinued operations	$(739,735)	$(371,485)	$(1,111,221)

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED JUNE 30, 2008 AND 2007

The Company had the following assets and liabilities from its discontinued operations on its consolidated balance sheet as of June 30, 2008 and December 31, 2007:

JUNE 30, 2008	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
Total assets	6,406	—	6,406

Accounts payable	140,116	1,216,208	1,356.324
Accrued liabilities	9,605	21,477	31,082
Total current liabilities	149,721	1,237,685	1,387,406

Net liabilities of discontinued operations	$143,315	$1,237,685	$1,381,000

DECEMBER 31, 2007	Telecom	GlobeTel Wireless	Total
Cash	$6,942	$—	$6,942
Accounts receivable	11,736	—	11,736
Total assets	18,678	—	18,678

Accounts payable	140,091	1,216,208	1,356,299
Accrued liabilities	9,605	21,477	31,082
Total current liabilities	149,696	1,237,685	1,387,381

Net liabilities of discontinued operations	$131,018	$1,237,685	$1,368,703

NOTE 3. NOTES AND CONVERTIBLE NOTES PAYABLE

	June 30,	December 31,
	2008	2007
(A) Notes payable	$5,997,030	$6,139,357
(B) Convertible notes payable, net of unamortized discount of $40,179 and $454,531	696,891	825,469
(C) Convertible promissory notes, net of unamortized discount of $126,341 and $802,833	1,489,030	336,036
Total	8,182,951	7,300,862
Accrued interest	994,409	755,358
Total	$9,177,360	$8,056,220

(A) NOTES PAYABLE

During January 2008, the Company received a total of $7,673. As of June 30, 2008 a balance of $4,997,130 remains through an unsecured promissory note with no formal terms of repayment.  The Company has accrued interest at a rate of 7% per annum, which totals $658,904 as of June 30, 2008.

In January 2008, a separate note holder converted $150,000 of the loans to 1,428,571 shares of common stock.  As of June 30, 2008 a balance of $999,900 remains through an unsecured promissory note with no formal terms of repayment.  The Company has accrued interest at a rate of 7% per annum, which totals $127,155 as of June 30, 2008.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED JUNE 30, 2008 AND 2007

(B) CONVERTIBLE NOTES PAYABLE

On January 16, 2008, an agreement becomes effective that changes the conversion to the lesser of $.20 or 70% of the volume weighted average price for the 10 days prior to conversion. The agreement also limits some of the investors from engaging in short sales on the stock and places a volume limitation on sales.   The Company reviewed the transaction for possible derivative accounting requirements pursuant to EITF 00-19.  The Company used the Black-Scholes option pricing model to evaluate the fair value of the embedded derivative. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.5%, expected volatility ranging from 49.87% to 67.71% and an expected term ranging from 0.58 to 0.42 years. On January 16, 2008, the Company allocated the fair value of the embedded derivative to derivatives expense in the aggregate amount of $107,434. The embedded derivative was subsequently adjusted to be recorded at fair market value at each period ending date and as of June 30, 2008 $168,918 was recorded to derivatives expense.  During the 4th quarter 2008, the outstanding balance of these notes and interest was converted into approximately 7.65 million shares.

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

As of June 30, 2008, $589,201 of principal and interest was converted into 7,180,754 shares of the Company common stock.

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

As of June 30, 2008 the Company had entered into an additional $370,035 in financing agreements on the same terms and conditions as set forth above.  They were also issued Class A warrants (valued at $56,952 as described below) and Class B warrants (valued at $31,018 as described below).

The Company determined that the total fair value of the warrants was $87,970 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate ranging from 1.58% to 2.52%, expected volatility ranging from 114.16% to 127.78% and an expected term of the warrants of 2 years.  The initial calculated fair value of warrants of $87,970 was reflected by the Company as a valuation discount and offset to the carrying value of the Notes, and are being amortized by the effective interest method over the term of the Notes. As of June 30, 2008, the Company amortized $79,500 of the valuation discount, which is reflected as financing costs in the Company’s consolidated statements of operations.  For the six months ended June 30, 2008, $11,000 principal or interest had been converted into 104,762 shares of Company common stock.  Subsequent to June 30, 2008, an additional $41,000 of principal and interest was converted into 438,870 of Company common stock.

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
PERIODS ENDED JUNE 30, 2008 AND 2007

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

In March 2008 the Company entered into an additional $80,000 in financing agreements on the same terms and conditions as set forth above.  They were also issued Class A warrants (valued at $17,138 as described below) and Class B warrants (valued at $9,469 as described below). The Company determined that the total fair value of the warrants was $26,607 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate ranging from 1.53% to 1.65%, expected volatility ranging of 125.19% and an expected term of the warrants of 2 years.  The initial calculated fair value of warrants of $26,607 was reflected by the Company as a valuation discount and offset to the carrying value of the Notes, and are being amortized by the effective interest method over the term of the Notes. For the six months ended June 30, 2008, the Company amortized $4,434 of the valuation discount, which is reflected as financing costs in the Company’s consolidated statements of operations.  As of the date of this report, no principal or interest has been converted.

From January through February 2008, the Company entered into new financing agreements for convertible promissory notes payable totaling $97,606.  The notes are convertible into common stock of the Company at $.105 per share.  The notes, which are due two years from inception, accrues interest at a rate of 7% per annum and were issued Class A and Class B warrants (valued at $20,485 and $11,620, respectively as described below). The Class A and B warrants are exercisable for a purchase price of $.21 and $.315, respectively. The warrants have a 2 year term.  The Company determined that the fair value of the conversion features was $8,469 and the fair value of the warrants was $32,465 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate ranging from 1.91% to 2.3%, expected volatility ranging from 114.16% to 142.06% and an expected term of the warrants of 2 years.  The initial calculated fair value of warrants and the beneficial conversion of the notes of $40,934 were reflected by the Company as a valuation discount and offset to the carrying value of the Notes, and are being amortized by the effective interest method over the term of the Note. For the six months ended June 30, 2008, the Company amortized $4,735 of the valuation discount, which is reflected as financing costs in the Company’s consolidated statements of operations.  During 2008, no principal or interest has been converted into the Company’s common stock however $25,139 was repaid.

NOTE 4. TAO TECHNOLOGIES TRANSACTIONS

On June 3, 2008 the Company restructured its November 2007 agreement with TAO Technologies GmbH and Professor Bernd Kroplin. The new agreement called for the establishment of a new US-based joint venture company to be called Sanswire-TAO that was to be owned equally by TAO and Sanswire Corp., through its wholly-owned subsidiary Sanswire Corp.—Florida.  Additionally, Sanswire-TAO would register the patents and intellectual property of TAO Technologies and Kroplin in the United States for the exclusive use of Sanswire-TAO.  Further, the $391,000 paid during 2007 was applied as payment towards the new agreement and thus the Company has previously classified these payments as a long term deposit as it resulted in a long term investment. On June 3, 2008, the Company treated the transaction as the investment in a joint venture and booked a $3,229,000 asset related to the investment.   After application of the 2007 deposit of $391,000 and the payments as of June 30, 2008 of $268,000, the balance of $2,570,000 due for the investment is accrued in accrued expenses as of June 30, 2008.  Subsequent to June 30, 2008, the Company made additional payments of $435,000. Finally, the investment will be subject to impairment in the future.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED JUNE 30, 2008 AND 2007

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
PERIODS ENDED JUNE 30, 2008 AND 2007

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

NOTE 7. COMMON STOCK TRANSACTIONS

During the six month period ended June 30, 2008, the Company issued an aggregate of 12,892,657 shares of common stock for debt, consulting services, incentives, and bonuses to Officers of the Company, consultants and employees. Of the shares issued, 2,722,222 shares, or 17.5% were issued to insiders and affiliates as restricted securities and in accordance with SEC Rule 144. The common stock issued was valued at prices ranging from $0.035 to $0.105 per share, based on the closing market prices on the date the board of directors authorized the issuances.

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

Subsequent to June 30, 2008, the Company issued an aggregate of 5,997,222 shares of common stock for consulting services valued at $342,644. The common stock was issued in place of cash payments, and was valued between $0.047 and $0.074 per share, based on the closing market prices on the date the board of directors authorized these issuances. The Company also issued an aggregate of 28,978,457 shares of common stock for debt, incentives, and bonuses to Officers of the Company, consultants and employees. Of the shares issued, 7,048,280 shares were issued to insiders and affiliates as restricted securities and in accordance with SEC Rule 144. The common stock issued was valued at prices ranging from $0.039 to $0.105 per share, based on the closing market prices on the date the board of directors authorized the issuances.

NOTE 8. STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

During the six months ended June 30, 2008, the Company issued the following fully vested options to acquire common stock:

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED JUNE 30, 2008 AND 2007

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

As of June 30, 2008, the exercise price of all options outstanding exceeds the market price of the Company’s stock, and therefore there was no intrinsic value.

Employee options vest according to the terms of the specific grant and expire from 3 to 5 years from date of grant. As of June 30, 2008, all options issued and outstanding have fully vested and thus there was no deferred compensation, Stock option activity as of June 30, 2008 was as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at December 31, 2007	28,705,170	$.600
Options Granted	3,694,444	.091
Options Forfeited	—	—
Options Cancelled	—	—
Outstanding at June 30, 2008	32,399,614	$.542

WARRANTS

The following table summarizes certain information about the Company’s stock purchase warrants (including the warrants discussed in Note 3).

	Warrants Class A	Warrants Class B	Weighted Average Exercise Price
Outstanding at December 31, 2007	8,108,129	5,715,380	$0.330
Warrants Granted	2,441,146	1,627,431	0.252
Warrants Exercised	—	—	—
Outstanding at June 30, 2008	10,549,276	7,342,811	$0.312

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
PERIODS ENDED JUNE 30, 2008 AND 2007

NOTE 10. SUBSEQUENT EVENTS

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
PERIODS ENDED JUNE 30, 2008 AND 2007

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

RESULTS OF OPERATIONS

The following discussion and analysis summarizes the results of operations of the Company for the three and six month periods ended June 30, 2008 and 2007.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2008 AND 2007

REVENUES. For the three month period ended June 30, 2008, we had no gross sales, representing a decrease of 100% over the prior three month period ended June 30, 2007 when our gross sales were $52,304. Our revenues decreased primarily due to the company focusing on the airship development and continuing to prepare a commercially feasible product for our future potential customers.

COST OF SALES. For the three month period ended June 30, 2008, we had no cost of sales representing a decrease of 100% from $2,321 for the three month period ended June 30, 2007.

GROSS MARGIN. Our gross margin was $0 for the three month period ended June 30, 2008, compared to $49,983 or 95.6% for the three month period ended June 30, 2007, a decrease of 100%. The decrease is due to the fact the company had minimal revenues.

OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, investor and public relations, research and development, telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for the three month period ended June 30, 2008 were $850,673 compared to the three month period ended June 30, 2007 which had operating expenses of $3,938,338 a decrease of $3,087,665 or 78.4%. The decrease was primarily due to a continued reduction of expenses related to our operations, facilities and workforce during 2008.

During the three month period ended June 30, 2008 and 2007, Sanswire and its subsidiaries incurred payroll tax liability during the normal course of business at each payroll cycle. The Company submitted certain withholding tax payments during the first and second quarters of 2007 through a payroll processor, ADP. Subsequent thereto, the Company no longer processed its payroll through ADP. The Company did not file its 2007 tax forms until 2008 but during 2008 the Company has reported its payroll tax liabilities on a timely basis, however the Company failed to deposit the appropriate withholding amounts. The Company has recognized this issue and contacted the IRS accordingly to make arrangement to pay any taxes due, which is currently estimated to be at least $200,000. The Company may be subject to penalties and interest from the IRS.

LOSS FROM OPERATIONS. We had an operating loss of $850,673 for the three month period ended June 30, 2008 as compared to an operating loss of $3,888,355 for the three month period ended June 30, 2007, primarily due to decreased operating expenses as described above, including lower operating costs and reductions of our various programs.

OTHER INCOME (EXPENSE). We had net other expenses totaling $166,501 during the three month period ended June 30, 2008 compared to $993,063 during the three month period ended June 30, 2007. This decrease was due primarily to the 2007 non cash charges related to the modifications of the warrants associated with our convertible debentures of $421,737.

GAIN/LOSS FROM DISCONTINUED OPERATIONS. During the three month period ended June 30, 2008 we had a gain of $48, related to our discontinued operations compared to a loss of $294,463 during the three month period ended June 30, 2007. See note 2 in the financial statements for more information regarding the discontinued operations.

NET LOSS. We had a net loss of $1,017,126 in the three month period ended June 30, 2008 compared to $5,175,881 in the three month period ended June 30, 2007. The decrease in net loss is primarily attributable to the decrease in the operating expenses as discussed above.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2008 AND 2007

REVENUES. For the six month period ended June 30, 2008, we had no gross sales, representing a decrease of 100% over the prior six month period ended June 30, 2007 when our gross sales were $53,739. Our revenues decreased primarily due to the company focusing on the airship development and continuing to prepare a commercially feasible product for our future potential customers.

COST OF SALES. For the six month period ended June 30, 2008, we had no cost of sales representing a decrease of 100% from $11,113 for the six month period ended June 30, 2007.

GROSS MARGIN. Our gross margin was $0 for the six month period ended June 30, 2008, compared to our gross loss of $42,626 or 79.3% for the six month period ended June 30, 2007, a decrease of 100%. The decrease is due to the fact the company had minimal revenues.

OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, investor and public relations, research and development, telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for the six month period ended June 30, 2008 were $1,748,567 compared to the six month period ended June 30, 2007 which had operating expenses of $5,543,987 a decrease of $3,795,420 or 68.5%. The decrease was primarily due to a continued reduction of expenses related to our operations, facilities and workforce during 2008.

During the six month period ended June 30, 2008 and 2007, Sanswire and its subsidiaries incurred payroll tax liability during the normal course of business at each payroll cycle. The company submitted certain withholding tax payments during the first and second quarters of 2007 through a payroll processor, ADP. Subsequent thereto, the company no longer processed its payroll through ADP. The company did not file its 2007 tax forms until 2008 but during 2008 the company has reported its payroll tax liabilities on a timely basis, however the company failed to deposit the appropriate withholding amounts. The company has recognized this issue and contacted the IRS accordingly to make arrangement to pay any taxes due, which is currently estimated to be at least $200,000. The Company may be subject to penalties and interest from the IRS.

LOSS FROM OPERATIONS. We had an operating loss of $1,748,567 for the six month period ended June 30, 2008 as compared to an operating loss of $5,501,361 for the six month period ended June 30, 2007, primarily due to decreased operating expenses as described above, including lower operating costs and reductions of our various programs.

OTHER INCOME (EXPENSE). We had net other expenses totaling $1,641,605 during the six month period ended June 30, 2008 compared to $969,641 during the six month period ended June 30, 2007. This increase was due primarily to the non cash charges related to the modifications of our convertible debentures of $1,096,650 compared to a $254,200 gain in 2007.

Interest expense for the six month period ended June 30, 2008 was $544,955 compared to $1,223,841 for the six month period ended June 30, 2007. Interest expense decrease was primarily due one time charges incurred in 2007 related to the modifications of the warrants associated with our convertible debentures of $421,737.

GAIN/LOSS FROM DISCONTINUED OPERATIONS. During the six month period ended June 30, 2008 we had a loss of $196, related to our discontinued operations compared to $1,111,221 during the six month period ended June 30, 2007. See note 2 in the financial statements for more information regarding the discontinued operations.

NET LOSS. We had a net loss of $3,390,368 in the six month period ended June 30, 2008 compared to $7,582,223 in the six month period ended June 30, 2007. The decrease in net loss is primarily attributable to the decrease in the operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

ASSETS. At June 30, 2008, the Company had total assets of $3,236,057 compared to total assets of $441,956 as of December 31, 2007.

The current assets at June 30, 2008, were $7,057 compared to $50,956 at December 31, 2007. As of June 30, 2008, the Company had $651 of cash and cash equivalents compared to $32,378 at December 31, 2007.

The Company had a $3,229,000 investment in a joint venture as of June 30, 2008 compared to $0 as of December 31, 2007.  The Company had no deposits as of June 30, 2008 compared to $391,000 as of December 31, 2007. The deposits relate to payments accrued toward the investment in a joint venture that was acquired in June 2008.  This deposit was applied as an investment in a joint venture in June 2008.  See note 4 in the financial statements for more information regarding the transaction.

LIABILITIES. At June 30, 2008, the Company had total liabilities of $18,157,514 compared to total liabilities of $13,666,678 as of December 31, 2007. The increase of $4,490,836 was principally due to the net liability incurred in association of the acquisition of the intangible asset of $2,870,000 which was the balance after the application of a deposit.  The balance of the increase was for the increase in the current portion of payments due on the notes payable of $1,121,136 (see note 3 of the financial statements).

CASH FLOWS. Our cash used in operating activities was $142,806 compared to $2,038,670 for the comparative period. The decrease was primarily due to the decreased level of operations and operating activities and changes in our current assets and liabilities.

Net cash provided by financing activities was $496,179 principally from the execution of new convertible debentures, as compared to $2,041,148 in the prior year.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $3,390,368 for the six months ended June 30, 2008 and a negative cash flow from operations of $142,806 for the six months ended June 30, 2008, and had a working capital deficiency of $18,150,458 and a stockholders’ deficit of $14,921,457 at June 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates that a net loss will continue throughout 2008 and for fiscal 2009.

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

Subsequent to June 30, 2008, the Company has subsequently raised approximately $771,965 from investors; however this is not adequate funding to cover the Company’s working capital deficit or the net loss for the six month period ended June 30, 2008 of approximately $3,390,368.

As reflected in the accompanying financial statements, during the six month period ended June 30, 2008 we had a net loss of $3,390,368 compared to a net loss of $7,582,223 during the six month period ended June 30, 2007. Consequently, there is an accumulated deficit of $123,786,095 at June 30, 2008 compared to $120,395,726 at December 31, 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of Jonathan Leinwand, the Company’s Chief Executive Officer and Principal Financial Officer (the “Reviewing Officer”), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2008. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Reviewing Officer concluded that as of June 30, 2008, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, except for the establishment of the audit committee as contemplated below.

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

e.	Upon adequate funding, hiring additional staff leading to the segregation of duties to enable a better control environment

 Changes in Internal Control over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the period ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We have a history of losses from operations.  We anticipate that for the foreseeable future, we will continue to experience losses from operations.  We had a net loss from continuing operations of $3,390,172 for the six months ended June 30, 2008 and a net loss of $11,605,478 during fiscal 2007.  We anticipate that our net loss will continue throughout 2008 and for fiscal 2009.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In its report dated March 31, 2009, our independent auditors, Weinberg and Company, P.A., expressed an opinion that there is substantial doubt about our ability to continue as a going concern because we have suffered recurring losses from operations and we have an accumulated deficit and a working capital deficit.  We expect to continue to incur losses for the foreseeable future.  The accompanying financial statements have been prepared assuming that we will continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence. Our continuation as a going concern is dependent upon future events, including the acquisition of additional capital to fully implement our business plan.  There can be no assurance these future events will occur or that we will continue as a going concern even if they do occur.  If we are unable to continue as a going concern, you will lose your entire investment.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended June 30, 2008, the Company issued an aggregate of 15,572,657 shares of common stock for debt, consulting services, incentives, and bonuses to Officers of the Company, consultants and employees. Of the shares issued, 2,722,222 shares, or 17.5% were issued to insiders and affiliates as restricted securities and in accordance with SEC Rule 144. The common stock issued was valued at prices ranging from $0.035 to $0.105 per share, based on the closing market prices on the date the board of directors authorized the issuances.

During January 2008, the Company issued an aggregate of 50,000 shares of common stock for consulting services valued at $5,000. The common stock was issued in place of cash payments, and was valued at $0.10 per share, based on the closing market prices on the date the board of directors authorized these issuances.

Subsequent to June 30, 2008, the Company issued an aggregate of 5,997,222 shares of common stock for consulting services valued at $342,644. The common stock was issued in place of cash payments, and was valued between $0.047 and $0.074 per share, based on the closing market prices on the date the board of directors authorized these issuances.

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