Form 10-Q
period 2008-09-30
Sanswire Corp.
filed 2009-04-09
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2008
OR
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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2008	DECEMBER 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,682	$32,278
Current assets from discontinued operations	6,406	18,678
TOTAL CURRENT ASSETS	13,088	50,956
Investment in joint venture	3,229,000	—
Deposits	—	391,000
TOTAL NONCURRENT ASSETS	3,229,000	391,000
TOTAL ASSETS	$3,242,088	$441,956

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$3,706,695	$3,155,722
Notes and convertible notes payable, net of discount of $148,239 and $1,257,364	9,089,185	8,056,220
Accrued expenses and other liabilities	4,017,589	1,067,355
Current liabilities from discontinued operations	1,387,406	1,387,381
TOTAL LIABILITIES	18,200,875	13,666,678

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Preferred stock, $.001 par value, 250,000 shares authorized;
no shares issued and outstanding:	—	—
Series B Preferred stock, $.001 par value, 500,000 shares authorized;
no shares issued and outstanding:	—	—
Series C Preferred stock, $.001 par value, 5,000 shares authorized;
no shares issued and outstanding:	—	—
Series D Preferred stock, $.001 par value, 5,000 shares authorized;
no shares issued and outstanding:	—	—
Common stock, $.00001 par value, 250,000,000 shares authorized;
161,179,216 and 129,756,897 shares issued and outstanding	1,613	1,299
Additional paid-in capital	109,903,777	107,169,705
Accumulated deficit	(124,864,177)	(120,395,726)
TOTAL STOCKHOLDERS' DEFICIT	(14,958,787)	(13,224,722)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,242,088	$441,956

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
	2008		2007		2008		2007
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
REVENUES		$—		$15		$—		$53,754
COST OF REVENUES		—		2,291		—		13,404
GROSS MARGIN (LOSS)		—		(2,276)		—		40,350
EXPENSES
Payroll and related taxes		135,496		158,011		666,531		2,899,573
Consulting fees		422,768		286,569		1,138,796		1,449,432
Noncash officers' and directors' compensation		97,500		95,864		435,000		696,790
Research and development		—		—		—		(14,856)
General and administrative		111,055		359,740		275,059		1,413,232
TOTAL EXPENSES		766,819		900,184		2,515,386		6,444,171
LOSS FROM OPERATIONS		(766,819)		(902,460)		(2,515,386)		(6,403,821)
OTHER INCOME (EXPENSE)
Loss/Gain on extinguishment of debt		—		—		(1,096,650)		254,200
Interest expense, net		(311,263)		(758,541)		(856,218)		(1,982,382)
NET OTHER INCOME (EXPENSE)		(311,263)		(758,541)		(1,952,868)		(1,728,182)
LOSS FROM CONTINUING OPERATIONS		(1,078,082)		(1,661,001)		(4,468,254)		(8,132,003)

GAIN/LOSS FROM DISCONTINUED OPERATIONS		—		(1,752)		(196)		(1,112,973)
NET LOSS		$(1,078,082)		$(1,662,753)		$(4,468,450)		$(9,244,976)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC and DILUTED		155,459,034		128,008,428		133,121,067		119,451,582

LOSS PER SHARE FROM CONTINUING OPERATIONS
BASIC and DILUTED	$	(0.01)	$	(0.01)	$	(0.03)	$	(0.07)
LOSS PER SHARE FROM DISCONTINUED OPERATIONS
BASIC and DILUTED		$0.00	$	(0.00)	$	(0.00)	$	(0.01)
NET LOSS PER SHARE
BASIC and DILUTED	$	(0.01)	$	(0.01)	$	(0.03)	$	(0.08)

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,468,450)	$(9,244,976)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	207,514	798,639
Loss/Gain on extinguishment of debt	1,096,650	(254,200)
Stock based compensation	391,444	1,651,096
Fair value of vested options	244,831	1,890,602
Fair value of modification of warrants	—	421,737
Interest expense on convertible notes payable	421,502	413,927
Noncash activity from discontinued operations	—	1,056,479
Common stock exchanged for interest and financing costs	227,080	63,000
(Increase) decrease in assets:
Decrease in assets relating to discontinued operations	12,272	98,849
Accounts receivable	—	271,262
Deposit	—	(30,000)
Increase (decrease) in liabilities:
Accounts payable	555,192	552,232
Accrued expenses and other liabilities	914,204	472,420
Decrease/Increase in liabilities relating to discontinued operations	25	(271,263)
NET CASH USED BY OPERATING ACTIVITIES	(397,736)	(2,110,196)
CASH FLOWS FROM INVESTING ACTIVITIES
Payment on joint venture	(385,000)	—
Investing activities from discontinued operations	—	—
NET CASH USED BY INVESTING ACTIVITIES	(385,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock – exercise of warrants	—	750,000
Payments on notes payable	(25,139)	—
Proceeds from notes and loans payable	782,279	1,375,812
Bank overdraft	—	(14,664)
NET CASH PROVIDED BY FINANCING ACTIVITIES	757,140	2,111,148
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(25,596)	952
CASH AND EQUIVALENTS – BEGINNING OF PERIOD	32,278	4,243
CASH AND EQUIVALENTS – ENDING OF PERIOD	$6,682	$5,195

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$122	$8,809
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for debts	—	4,598,333
Shares issued for joint venture	268,000	—
Shares for accrued expenses	148,970	695,732
Conversion of notes payable to common stock	1,293,442	—
Accrued expense for joint venture	659,000	—
Conversion of notes payable to common stock	2,844,000	—
Non-cash equity-warrant valuation and intrinsic value of beneficial conversion associated with convertible notes	194,080	945,000

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

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

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s financial position as of September 30, 2008 and the results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine month periods ended September 30, 2008 and 2007, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. The interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2007 filed on Form 10-KSB filed on October 9, 2008.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $4,468,450 for the nine months ended September 30, 2008 and a negative cash flow from operations of $397,731 for the nine months ended September 30, 2008, and had a working capital deficiency of $18,187,787 and a stockholders’ deficit of $14,958,787 at September 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates that a net loss will continue throughout 2008 and for fiscal 2009.

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

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

These Agreements usually require the Company to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the Agreement. These penalties are usually expressed as a fixed percentage, per month, of the original amount the Company received on issuance of the debt or preferred stock, common shares, options or warrants. The Company account for these penalties when it is probable that a penalty will be incurred. At September 30, 2008 the Company has no registration rights agreement requiring penalties to be recorded.

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

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during each period. The basic and diluted net loss is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. If all outstanding options, warrants and convertible shares were to be converted or exercised as of September 30, 2008, the shares outstanding would be 228,566,154.

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
PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

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

NOTE 2. DISCONTINUED OPERATIONS

The Company decided to close several of its operations and has presented certain activities as discontinued operations as of and for the periods ended September 30, 2008 and December 31, 2007.

During 2007, the Company discontinued two components of its business which constituted discontinued operations – Telecom and GlobeTel Wireless Corp.  The loss on the Company’s condensed consolidated statements of operations for the periods ended September 30, 2008 and 2007 is summarized as follows:

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
Telecom	2008	2007	2008	2007

Gain/Loss from discontinued operations	$—	$1,167	$(196)	$(738,569)

GlobeTel Wireless

Gain/Loss from discontinued operations	—	(2,919)	—	(374,404)

Total loss from discontinued operations	$—	$(1,752)	$(196)	$(1,112,973)

The Company incurred the following losses from discontinued operations for the three months ended September 31, 2008 and 2007:

SEPTEMBER 30, 2008	Telecom	GlobeTel Wireless	Total
General and administrative	$—	$—	$—

Loss from discontinued operations	$—	$—	$—

SEPTEMBER 30, 2007	Telecom	GlobeTel Wireless	Total
General and administrative	$1,167	$(2,919)	$(1,752)

Loss from discontinued operations	$1,167	$(2,919)	$(1,752)

The Company incurred the following losses from discontinued operations for the nine months ended September 30, 2008 and 2007:

SEPTEMBER 30, 2008	Telecom	GlobeTel Wireless	Total
General and administrative	$(196)	$—	$(196)

Loss from discontinued operations	$(196)	$—	$(196)

SEPTEMBER 30, 2007	Telecom	GlobeTel Wireless	Total
Revenue	$4,849	$—	$4,849
Cost of sales	(11,676)	—	(11,676)
Gross margin (loss)	(6,826)	—	(6,826)

Payroll and related taxes	(18,935)	(91,865)	(110,800)
General and administrative	(48,815)	(35,789)	(84,604)
Consulting	(9,321)	—	(9,321)
Depreciation and amortization	(654,672)	—	(654,672)
Loss on Investment	—	(246,750)	(246,750)

Loss from discontinued operations	$(738,569)	$(374,404)	$(1,112,973)

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

The Company had the following assets and liabilities from its discontinued operations on its consolidated balance sheet as of September 30, 2008 and December 31, 2007:

SEPTEMBER 30, 2008	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
Total assets	6,406	—	6,406

Accounts payable	140,116	1,216,208	1,356,324
Accrued liabilities	9,605	21,477	31,082
Total current liabilities	149,721	1,237,685	1,387,406

Net liabilities of discontinued operations	$143,315	$1,237,685	$1,381,000

DECEMBER 31, 2007	Telecom	GlobeTel Wireless	Total
Cash	$6,942	$—	$6,942
Accounts receivable	11,736	—	11,736
Total assets	18,678	—	18,678

Accounts payable	140,091	1,216,208	1,356,299
Accrued liabilities	9,605	21,477	31,082
Total current liabilities	149,696	1,237,685	1,387,381

Net liabilities of discontinued operations	$131,018	$1,237,685	$1,368,703

NOTE 3. NOTES AND CONVERTIBLE NOTES PAYABLE

	September 30,	December 31,
	2008	2007
(A) Notes payable	$5,997,030	$6,139,357
(B) Convertible notes payable, net of unamortized discount of $0 and $454,531	276,860	825,469
(C) Convertible promissory notes, net of unamortized discount of $148,239 and $802,833	1,726,738	336,036
Total	8,000,628	7,300,862
Accrued interest	1,088,557	755,358
Total	$9,089,185	$8,056,220

(A) NOTES PAYABLE

During January 2008, the Company received a total of $7,673. As of September 30, 2008 a balance of $4,997,130 remains through an unsecured promissory note with no formal terms of repayment.  The Company has accrued interest at a rate of 7% per annum, which totals $742,844 as of September 30, 2008.

In January 2008, a separate note holder converted $150,000 of the loans to 1,428,571 shares of common stock.  As of September 30, 2008 a balance of $999,900 remains through an unsecured promissory note with no formal terms of repayment.  The Company has accrued interest at a rate of 7% per annum, which totals $144,653 as of September 30, 2008.

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
PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

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

As of September 30, 2008, $1,091,442 of principal and interest was converted into 15,104,560 shares of the Company common stock.

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

As of September 30, 2008 the Company entered into an additional $547,000 in financing agreements on the same terms and conditions as set forth above.  They were also issued Class A warrants (valued at $79,296 as described below) and Class B warrants (valued at $43,287 as described below).

The Company determined that the total fair value of the warrants was $122,583 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate ranging from 1.58% to 2.76%, expected volatility ranging from 114.16% to 132.31% and an expected term of the warrants of 2 years.  The initial calculated fair value of warrants of $122,583 was reflected by the Company as a valuation discount and offset to the carrying value of the Notes, and are being amortized by the effective interest method over the term of the Notes. For the year ended December 31, 2008, the Company amortized $44,454 of the valuation discount, which is reflected as financing costs in the Company’s consolidated statements of operations.  For the nine months ended September 30, 2008, $11,000 principal or interest had been converted into 104,762 shares of Company common stock.  Subsequent to September 30, 2008, an additional $41,000 of principal and interest was converted into 438,870 of Company common stock.

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

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

In March 2008 the Company entered into an additional $80,000 in financing agreements on the same terms and conditions as set forth above.  They were also issued Class A warrants (valued at $17,138 as described below) and Class B warrants (valued at $9,469 as described below). The Company determined that the total fair value of the warrants was $26,607 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate ranging from 1.53% to 1.65%, expected volatility ranging of 125.19% and an expected term of the warrants of 2 years.  The initial calculated fair value of warrants of $26,607 was reflected by the Company as a valuation discount and offset to the carrying value of the Notes, and are being amortized by the effective interest method over the term of the Notes. For the nine months ended September 30, 2008, the Company amortized $7,760 of the valuation discount, which is reflected as financing costs in the Company’s consolidated statements of operations.  As of the date of this report, no principal or interest has been converted.

From January through February 2008, the Company entered into new financing agreements for convertible promissory notes payable totaling $97,606.  The notes are convertible into common stock of the Company at $.105 per share.  The notes, which are due two years from inception, accrues interest at a rate of 7% per annum and were issued Class A and Class B warrants (valued at $20,485 and $11,620, respectively as described below). The Class A and B warrants are exercisable for a purchase price of $.21 and $.315, respectively. The warrants have a 2 year term.  The Company determined that the fair value of the conversion features was $8,469 and the fair value of the warrants was $32,465 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate ranging from 1.91% to 2.3%, expected volatility ranging from 114.16% to 142.06% and an expected term of the warrants of 2 years.  The initial calculated fair value of warrants and the beneficial conversion of the notes of $40,934 were reflected by the Company as a valuation discount and offset to the carrying value of the Notes, and are being amortized by the effective interest method over the term of the Note. For the nine months ended September 30, 2008, the Company amortized $8,432 of the valuation discount, which is reflected as financing costs in the Company’s consolidated statements of operations.  During 2008, no principal or interest has been converted into the Company’s common stock however $25,139 was repaid.

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

NOTE 4. TAO TECHNOLOGIES TRANSACTIONS

On June 3, 2008 the Company restructured its November 2007 agreement with TAO Technologies GmbH and Professor Bernd Kroplin. The new agreement called for the establishment of a new US-based joint venture company to be called Sanswire-TAO that was to be owned equally by TAO and Sanswire Corp., through its wholly-owned subsidiary Sanswire Corp.—Florida.  Additionally, Sanswire-TAO would register the patents and intellectual property of TAO Technologies and Kroplin in the United States for the exclusive use of Sanswire-TAO.  Further, the $391,000 paid during 2007 was applied as payment towards the new agreement and thus the Company has previously classified these payments as a long term deposit as it resulted in a long term investment. On June 3, 2008, the Company treated the transaction as the investment in a joint venture and booked a $3,229,000 asset related to the investment.   After application of the 2007 deposit of $391,000 and the payments as of September 30, 2008 of $268,000, the balance of $2,570,000 due for the investment is accrued in accrued expenses as of September 30, 2008.  Subsequent to September 30, 2008, the Company made additional payments of $435,000. Finally, the investment will be subject to impairment in the future.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

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
PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

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

NOTE 7. COMMON STOCK TRANSACTIONS

During the nine month period ended September 30, 2008, the Company issued an aggregate of 28,742,319 shares of common stock for debt, consulting services, incentives, and bonuses to Officers of the Company, consultants and employees. Of the shares issued, 4,222,222 shares, or 13.4% were issued to insiders and affiliates as restricted securities and in accordance with SEC Rule 144. The common stock issued was valued at prices ranging from $0.035 to $0.105 per share, based on the closing market prices on the date the board of directors authorized the issuances.

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

During July 2008, the Company issued an aggregate of 222,222 shares of common stock for consulting services valued at $16,444. The common stock was issued in place of cash payments, and was valued at $0.074 per share, based on the closing market prices on the date the board of directors authorized these issuances.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

During August 2008, the Company issued an aggregate of 1,200,000 shares of common stock for consulting services valued at $56,400. The common stock was issued in place of cash payments, and was valued at $0.047 per share, based on the closing market prices on the date the board of directors authorized these issuances.

During September 2008, the Company issued an aggregate of 1,000,000 shares of common stock for consulting services valued at $63,000. The common stock was issued in place of cash payments, and was valued at $0.063 per share, based on the closing market prices on the date the board of directors authorized these issuances.

Subsequent to September 30, 2008, the Company issued an aggregate of 3,775,000 shares of common stock for consulting services valued at $216,200. The common stock was issued in place of cash payments, and was valued between $0.056 and $0.068 per share, based on the closing market prices on the date the board of directors authorized these issuances. The Company also issued an aggregate of 15,351,017 shares of common stock for debt, incentives, and bonuses to Officers of the Company, consultants and employees. Of the shares issued, 5,548,280 shares were issued to insiders and affiliates as restricted securities and in accordance with SEC Rule 144. The common stock issued was valued at prices ranging from $0.039 to $0.105 per share, based on the closing market prices on the date the board of directors authorized the issuances.

NOTE 8. STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

During the nine months ended September 30, 2008, the Company issued the following fully vested options to acquire common stock:

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

As of September 30, 2008, the exercise price of all options outstanding exceeds the market price of the Company’s stock, and therefore there was no intrinsic value.

Employee options vest according to the terms of the specific grant and expire from 3 to 5 years from date of grant. As of September 30, 2008, all options issued and outstanding have fully vested and thus there was no deferred compensation, Stock option activity as of September 30, 2008 was as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at December 31, 2007	28,705,170	$.600
Options Granted	3,694,444	.091
Options Forfeited	—	—
Options Cancelled	(5,500,000)	.317
Outstanding at September 30, 2008	26,899,614	$.588

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

WARRANTS

The following table summarizes certain information about the Company’s stock purchase warrants (including the warrants discussed in Note 3).

	Warrants Class A	Warrants Class B	Weighted Average Exercise Price
Outstanding at December 31, 2007	8,108,129	5,715,380	$0.330
Warrants Granted	3,688,599	2,459,066	0.252
Warrants Exercised	—	—	—
Outstanding at September 30, 2008	11,796,728	8,147,446	$0.306

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
PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

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

RESULTS OF OPERATIONS

The following discussion and analysis summarizes the results of operations of the Company for the three and nine month periods ended September 30, 2008 and 2007.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

REVENUES. For the three month period ended September 30, 2008, we had no gross sales, representing a decrease of 100% over the prior three month period ended September 30, 2007 when our gross sales were $15. Our revenues decreased primarily due to the company focusing on the airship development and continuing to prepare a commercially feasible product for our future potential customers.

COST OF SALES. For the three month period ended September 30, 2008, we had no cost of sales representing a decrease of 100% from $2,291 for the three month period ended September 30, 2007.

GROSS MARGIN. Our gross margin was $0 for the three month period ended September 30, 2008, compared to a loss of $2,276 or 15,173.3% for the three month period ended September 30, 2007, a decrease of 100%. The decrease is due to the fact the company had minimal revenues.

OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, investor and public relations, research and development, telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for the three month period ended September 30, 2008 were $766,819 compared to the three month period ended September 30, 2007 which had operating expenses of $900,184 a decrease of $133,365 or 14.8%. The decrease was primarily due to a continued reduction of expenses related to our operations, facilities and workforce during 2008.

During the three month period ended September 30, 2008 and 2007, Sanswire and its subsidiaries incurred payroll tax liability during the normal course of business at each payroll cycle. The company submitted certain withholding tax payments during the first and second quarters of 2007 through a payroll processor, ADP. Subsequent thereto, the company no longer processed its payroll through ADP. The company did not file its 2007 tax forms until 2008 but during 2008 the company has reported its payroll tax liabilities on a timely basis, however the company failed to deposit the appropriate withholding amounts. The company has recognized this issue and contacted the IRS accordingly to make arrangement to pay any taxes due, which is currently estimated to be at least $200,000. The Company may be subject to penalties and interest from the IRS.

LOSS FROM OPERATIONS. We had an operating loss of $766,819 for the three month period ended September 30, 2008 as compared to an operating loss of $902,460 for the three month period ended September 30, 2007, primarily due to an increase in amortization of the intangible.

OTHER INCOME (EXPENSE). We had net other expenses totaling $311,263 during the three month period ended September 30, 2008 compared to other income of $758,541 during the three month period ended September 30, 2007. This variance was due primarily to the 2007 non cash charges related to shares issued for interest charges in reference with our convertible debentures of $333,753.

GAIN/LOSS FROM DISCONTINUED OPERATIONS. During the three month period ended September 30, 2008 we had no activity related to our discontinued operations compared to a loss of $1,752 during the three month period ended September 30, 2007. See note 2 in the financial statements for more information regarding the discontinued operations.

NET LOSS. We had a net loss of $1,078,082 in the three month period ended September 30, 2008 compared to $1,662,753 in the three month period ended September 30, 2007. The decrease in net loss is primarily attributable to the decrease in the operating expenses as well as other items discussed above.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

REVENUES. For the nine month period ended September 30, 2008, we had no gross sales, representing a decrease of 100% over the prior nine month period ended September 30, 2007 when our gross sales were $53,754. Our revenues decreased primarily due to the company focusing on the airship development and continuing to prepare a commercially feasible product for our future potential customers.

COST OF SALES. For the nine month period ended September 30, 2008, we had no cost of sales representing a decrease of 100% from $13,404 for the nine month period ended September 30, 2007.

GROSS MARGIN. Our gross margin was $0 for the nine month period ended September 30, 2008, compared to our gross loss of $40,350 or 75.1% for the nine month period ended September 30, 2007, a decrease of 100%. The decrease is due to the fact the company had minimal revenues.

OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, investor and public relations, research and development, telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for the nine month period ended September 30, 2008 were $2,515,386 compared to the nine month period ended September 30, 2008 which had operating expenses of $6,444,171 a decrease of $3,928,785 or 61.0%. The decrease was primarily due to a continued reduction of expenses related to our operations, facilities and workforce during 2008.

During the nine month period ended September 30, 2008 and 2007, Sanswire and its subsidiaries incurred payroll tax liability during the normal course of business at each payroll cycle. The Company submitted certain withholding tax payments during the first and second quarters of 2007 through a payroll processor, ADP. Subsequent thereto, the Company no longer processed its payroll through ADP. The Company did not file its 2007 tax forms until 2008 but during 2008 the Company has reported its payroll tax liabilities on a timely basis, however the Company failed to deposit the appropriate withholding amounts. The Company has recognized this issue and contacted the IRS accordingly to make arrangement to pay any taxes due, which is currently estimated to be at least $200,000. The Company may be subject to penalties and interest from the IRS.

LOSS FROM OPERATIONS. We had an operating loss of $2,515,386 for the nine month period ended September 30, 2008 as compared to an operating loss of $6,403,821 for the nine month period ended September 30, 2007, primarily due to decreased operating expenses as described above, including lower operating costs and reductions of our various programs.

OTHER INCOME (EXPENSE). We had net other expenses totaling $1,952,868 during the nine month period ended September 30, 2008 compared to $1,728,182 during the nine month period ended September 30, 2007. This variance was due primarily to the non cash charges related to the modifications of our convertible debentures of $1,096,650 compared to a $254,200 gain in 2007.

Interest expense for the nine month period ended September 30, 2008 was $856,218 compared to $1,982,382 for the nine month period ended September 30, 2007. Interest expense decrease was primarily due one time charges incurred in 2007 related to the modifications of the warrants associated with our convertible debentures of $421,737 and non cash charges related to shares issued for interest charges in reference with our convertible debentures of $333,753.

GAIN/LOSS FROM DISCONTINUED OPERATIONS. During the nine month period ended September 30, 2008 we had a loss of $196, related to our discontinued operations compared to $1,112,973 during the nine month period ended September 30, 2007. See note 2 in the financial statements for more information regarding the discontinued operations.

NET LOSS. We had a net loss of $4,468,450 in the nine month period ended September 30, 2008 compared to $9,244,976 in the nine month period ended September 30, 2007. The decrease in net loss is primarily attributable to the crease in the operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

ASSETS. At September 30, 2008, the Company had total assets of $3,242,088 compared to total assets of $441,956 as of December 31, 2007.

The current assets at September 30, 2008, were $13,088 compared to $50,956 at December 31, 2007. As of September 30, 2008, we had $6,682 of cash and cash equivalents compared to $32,378 at December 31, 2007.

The Company had a $3,229,000 investment in a joint venture as of September 30, 2008 compared to $0 as of December 31, 2007.  The Company had no deposits as of September 30, 2008 compared to $391,000 as of December 31, 2007. The deposits relate to payments accrued toward the investment in a joint venture that was acquired in June 2008.  This deposit was applied as an investment in a joint venture in June 2008.  See note 4 in the financial statements for more information regarding the transaction.

LIABILITIES. At September 30, 2008, the Company had total liabilities of $18,200,875 compared to total liabilities of $13,666,678 as of December 31, 2007. The increase of $4,534,197 was principally due to the net liability incurred in association of the acquisition of the intangible asset of $2,870,000 which was the balance after the application of a deposit.  The balance of the increase was for the increase in the current portion of payments due on the notes payable of $1,032,965 (see note 3 of the financial statements).

CASH FLOWS. Our cash used in operating activities was $397,736 compared to $2,110,196 for the comparative period. The decrease was primarily due to the decreased level of operations and operating activities and changes in our current assets and liabilities.

Net cash provided by financing activities was $757,140 principally from the execution of new convertible debentures, as compared to $2,111,148 in the prior year.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $4,468,450 for the nine months ended September 30, 2008 and a negative cash flow from operations of $397,731 for the nine months ended September 30, 2008, and had a working capital deficiency of $18,187,787 and a stockholders’ deficit of $14,958,787 at September 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates that a net loss will continue throughout 2008 and for fiscal 2009.

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

Subsequent to September 30, 2008, the Company has subsequently raised approximately $560,000 from investors; however this is not adequate funding to cover the Company’s working capital deficit or the net loss for the nine month period ended September 30, 2008 of approximately $4,468,450.

As reflected in the accompanying financial statements, during the nine month period ended September 30, 2008 we had a net loss of $4,468,450 compared to a net loss of $9,244,976 during the nine month period ended September 30, 2007. Consequently, there is an accumulated deficit of $124,864,177 at September 30, 2008 compared to $120,395,726 at December 31, 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of Jonathan Leinwand, the Company’s Chief Executive Officer and Principal Financial Officer (the “Reviewing Officer”), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2008. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Reviewing Officer concluded that as of September 30, 2008, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, except for the establishment of the audit committee as contemplated below.

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

c.  Seeking outside review of acquisition transactions

d.  Establishment of an audit committee

e.  Upon adequate funding, hiring additional staff leading to the segregation of duties to enable a better control environment

Changes in Internal Control over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the period ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We have a history of losses from operations.  We anticipate that for the foreseeable future, we will continue to experience losses from operations.  We had a net loss from continuing operations of $4,468,254 for the nine months ended September 30, 2008 and a net loss of $11,605,478 during fiscal 2007.  We anticipate that our net loss will continue throughout 2008 and for fiscal 2009.

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

As of March 20, 2009, we had approximately twenty one thousand (21,000) shareholders of record, and we had been subject to the reporting requirements of the Exchange Act for at least ninety (90) days.  There were shares of our common stock that had been held by non-affiliates for a minimum of one year which could be freely resold under Rule 144, and shares of our common stock that had been held by such persons for a minimum of six months which could be resold under Rule 144 subject to public information requirements for reporting issuers.  There were also shares of our common stock that had been held by affiliates for a minimum of six months which could be resold under Rule 144 subject to the volume limitations, manner of sale provisions, public information requirements for reporting issuers and notice requirements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended September 30, 2008, the Company issued an aggregate of 31,422,319 shares of common stock for debt, consulting services, incentives, and bonuses to Officers of the Company, consultants and employees. Of the shares issued, 4,222,222 shares, or 13.4% were issued to insiders and affiliates as restricted securities and in accordance with SEC Rule 144. The common stock issued was valued at prices ranging from $0.035 to $0.105 per share, based on the closing market prices on the date the board of directors authorized the issuances.

During January 2008, the Company issued an aggregate of 50,000 shares of common stock for consulting services valued at $5,000. The common stock was issued in place of cash payments, and was valued at $0.10 per share, based on the closing market prices on the date the board of directors authorized these issuances.

During July 2008, the Company issued an aggregate of 222,222 shares of common stock for consulting services valued at $16,444. The common stock was issued in place of cash payments, and was valued at $0.074 per share, based on the closing market prices on the date the board of directors authorized these issuances.

During August 2008, the Company issued an aggregate of 1,200,000 shares of common stock for consulting services valued at $56,400. The common stock was issued in place of cash payments, and was valued at $0.047 per share, based on the closing market prices on the date the board of directors authorized these issuances.

During September 2008, the Company issued an aggregate of 1,000,000 shares of common stock for consulting services valued at $63,000. The common stock was issued in place of cash payments, and was valued at $0.063 per share, based on the closing market prices on the date the board of directors authorized these issuances.

Subsequent to September 30, 2008, the Company issued an aggregate of 3,775,000 shares of common stock for consulting services valued at $216,200. The common stock was issued in place of cash payments, and was valued between $0.056 and $0.068 per share, based on the closing market prices on the date the board of directors authorized these issuances.

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