Form 10-K
period 2008-12-31
Sanswire Corp.
filed 2009-04-09
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-23532

SANSWIRE CORP.
(formerly GlobeTel Communications Corp.)

(Exact name of Registrant as specified in its charter)

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

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer☐
Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐     No ☒

State issuer's revenues for its most recent fiscal year ended December 31, 2008: $0.

As of March 31, 2009, there were 185,887,861 shares of the issuer's common stock issued and outstanding. Affiliates of the issuer own 2,876,752 shares of the issuer's issued and outstanding common stock and the remaining 183,011,109 shares are held by non-affiliates. The aggregate market value of the shares held by non-affiliates at March 31, 2009 was $9,333,567.

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

PART I

Forward-Looking Statements and Risk Factors

Certain information included in this Form 10-K and other materials filed or to be filed by Sanswire Corp. ("Sanswire," "GlobeTel," the “Company”, "we", "us" or "our") with the Securities and Exchange Commission (as well as information included in oral or written statements made from time to time by us, may contain forward-looking statements about our current and expected performance trends, business plans, goals and objectives, expectations, intentions, assumptions and statements concerning other matters that are not historical facts. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as "believe", "plan", "will likely result", "expect", "intend", "will continue", "is anticipated", "estimate", "project", "may", "could", "would", "should" and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements.

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

This annual report also contains certain estimates and plans related to the airship industry. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know what level of growth will exist, if any, in the market for lighter than air unmanned aerial vehicles. Our growth will be dependent upon our ability to compete with larger, well-established companies. If our assumptions are wrong about any events, trends and activities, then our estimates for the future growth of Sanswire and our consolidated business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

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

STRATELLITE™ The brand name for our HAA offering is the Stratellite™, so named because they offer the functionality of a satellite, but in the stratosphere. This class of airship will consist of several models to suit various purposes. Stratellites™ were conceived to help solve infrastructure issues that plague many parts of the world, including the so called "last mile" (building expensive ground based infrastructure for very low density areas) issues.  The Stratellite™ can bring a full range of telecommunications or broadcasting capabilities to any area of the world, accessible to people with customer premise equipment that is inexpensive and available. We are not yet producing the Stratellite.

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

There is a great need for information-transmission in the future performed by High Altitude Platforms in various fields;

•	mobile broadband communications
•	emergencies, use in disaster areas
•	marine radio service
•	new traffic engineering systems
•	weather observation
•	water surveillance (pollution)
•	ozone and smog monitoring
•	radiation monitoring (UV and radioactive)
•	astronomic and terrestrial observation
•	documentation of conditions in the upper atmosphere
•	border control, coastal surveillance
•	private communication services e.g. cellular phones
•	transmission of radio- and television programmers etc.

SANSWIRE-TAO

Sanswire first entered into an agreement with TAO Technologies GmbH, Stuttgart, Germany, in 2005.  At that time, TAO provided engineering support to the efforts of former subsidiary Sanswire Networks, LLC then working out of facilities in California. In September 2007, the companies reached an agreement in principle to share sales and marketing rights of various aerial vehicles developed and currently owned by TAO. Additionally, upon closing of definitive agreements, TAO will grant to Sanswire-TAO the respective patents and intellectual property rights covering the products, including the AirChain segmented airship.

In November 2007, the Company entered into a Licensing and Technical Cooperation Agreement with TAO. TAO granted to Sanswire an exclusive license for the territories of the US, Canada, Mexico and Chile for the marketing and distribution of airships based upon the technologies patented and developed by TAO. TAO will also provide testing and engineering support for the development of airships to meet the criteria required by Sanswire customers. Sanswire was obligated to provide TAO with engineering orders of at least $1,000,000 per year and certain cash and stock payments on a quarterly basis.

On June 3, 2008 Sanswire and TAO restructured the November 2007 agreement and entered into a new agreement to form a 50/50 US based joint venture to place, among other things, the rights to the TAO intellectual property in US, Canada, and Mexico into the US based JV company to be called Sanswire-TAO.  This integration of Sanswire and Stuttgart, Germany-based TAO Technologies Gmbh took place to create various strategic advantages for both companies. Each group entered the relationship with synergistic, yet very distinct core competencies. Sanswire’s business development, its inroads into the U.S. Government review process as well as inroads into overseas markets and other marketing resources complement TAO’s vast airship product research and development ability.

On June 19, 2008, we announced that we had agreed to form and commence operations of Sanswire-TAO Corp., a Florida corporation equally owned by the Company and TAO, for the customized production, marketing and sales of unmanned aerial vehicles for the markets of the United States, Canada and Mexico.

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

Trademarks

We have filed for registration of the names "Stratellite" and "Sanswire" under the Madrid Protocol (that includes the United States) and in many non-Madrid Protocol countries.

We have additionally entered into an agreement with TAO Technologies GmbH, with whom Sanswire has collaborated with since 2005. The current agreement provides exclusive licensing and existing and future patent rights for TAO’s airship technologies and allows Sanswire to register the TAO patents in the United States.  As soon as the design and engineering for the Stratellite are finalized, we intend to file for patents covering unique design and intellectual property.

Regulatory Matters

The export of the airship products may be subject to United States State Department restrictions on the transfer of technology. We are currently investigating whether or not the export of the Sanswire products would require export licenses and how the production of these vehicles in Germany through our agreement with TAO Technologies, GmbH would impact this.

During 2007 and 2008, Sanswire and its subsidiaries incurred payroll tax liability during the normal course of business at each payroll cycle. The Company submitted certain withholding tax payments during the first quarter through a payroll processor, ADP. Subsequent thereto, the Company no longer processed its payroll through ADP. During this time, the Company did not file the appropriate tax forms or deposit the appropriate withholding amounts. The Company has recognized this issue and contacted the IRS accordingly to bring its filings up-to-date and pay any taxes due. The Company may be subject to penalties and interest from the IRS.

Number of Total Employees and Number of Full-Time Employees

As of March 31, 2009 we have 3 full-time employees, including our executive officers and employees of our subsidiaries. We do not believe that we will have difficulty in hiring and retaining qualified individuals for our general operations and any technical personnel required for the aerospace projects will primarily be hired overseas to work with the existing TAO personnel.

ITEM 2. PROPERTIES

Sanswire’s corporate offices are now located at 101 NE 3 rd Ave., Suite 1500, Fort Lauderdale, FL 33301. Base rent is $575 per month plus the cost of services used by Sanswire. The lease is for a period of 6 months and terminates on September 30, 2009.   We believe our facilities are adequate for our current and near-term needs.

GlobeTel previously leased office facilities at 9050 Pines Blvd., Suite 110, Pembroke Pines, Florida 33024, as of April 1, 2004, and  vacated the premises in March 2006, having turned over the space as part of the sale of the Stored Value assets. However, there was unpaid rent due on both the first and second floor suites. In August 2007, the landlord received a judgment in the amount of $206,730.

Until September 2007, GlobeTel leased a 66,000 square foot space hanger in Palmdale, California. The initial lease, between Sanswire Networks, LLC and the City of Los Angeles World Airports, was for a term of three months, ended July 22, 2005 with a monthly rent of $19,990. On June 8, 2005 the lease term was amended for fifteen months, commencing June 8, 2005 through September 7, 2006, with two one-year options. Concurrently with the signing of the amended lease, the parties entered into a reimbursement agreement to share the cost of certain improvements.

As of October 2007, the Company no longer occupies a hangar at Palmdale Regional Airport, the monthly cost of this space was $20,847. This facility was adjacent to the United States Air Force’s Plant 42 and Edwards Air Force Base. Sanswire constructed and tested Stratellite and Sky Sat prototypes at the facility. The hangar also included administrative office space. Sanswire is indebted to Los Angeles World Airports, the lessor of the hangar, in the amount of $161,761.

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

The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Commission subsequently consolidated this action with another pending action involving former officers of the Company. The Commission has also moved to amend its complaint against the Company to include additional allegations of wrongdoing beginning in 2002, which motion to amend is still pending with the Court.  The parties are currently engaged in discovery.  The Company has been vigorously defending itself in this action.

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

Mitchell Siegel v. GlobeTel

On February 2, 2007, the Company was sued in the Circuit Court for Broward County, Florida entitled Mitchell Siegel v. GlobeTel Communications Corp. , Case no. 0702456 (“the Siegel Lawsuit”). In this action, Siegel sued the Company for breach of contract in regards to a Key Executive Employment Agreement.  On February 15, 2008, both parties entered into a settlement agreement whereas Mr. Siegel would receive $175,000 worth of stock, payable over 12 months, and 50% of the gross proceeds, up to a total amount of $300,000, received from an October 2006 agreement.  During 2008 the Company paid $131,250 in the Company’s common stock associated with the settlement agreement.  During 2009 the Company paid an additional $29,167 in the Company’s common stock.

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

There were no matters brought to a vote of security holders in 2008 and 2007.

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

The following information sets forth the high and low bid price of our common stock during fiscal 2008, and 2007 and was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	HIGH	LOW
CALENDAR 2007
Quarter Ended March 31	$0.52	$0.24
Quarter Ended June 30	$0.32	$0.18
Quarter Ended September 30	$0.26	$0.08
Quarter Ended December 31	$0.16	$0.04

CALENDAR 2008
Quarter Ended March 31	$0.14	$0.07
Quarter Ended June 30	$0.09	$0.03
Quarter Ended September 30	$0.10	$0.04
Quarter Ended December 31	$0.08	$0.03

(b) HOLDERS

As of the date of this report, there were approximately 21,000 registered holders of our common stock.

(c) DIVIDENDS

The Company has never paid a dividend and does not anticipate that any dividends will be paid in the foreseeable future.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the information indicated with respect to our compensation plans as of December 31, 2008, under which our common stock is authorized for issuance.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	15,982,752	$0.35	—
Equity compensation plans not approved by security holders	—	—	—
Total	15,982,752	$0.35	—

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth our selected historical financial data for the periods indicated. The selected statement of operations data for the years ended December 31, 2008 and 2007, and the selected balance sheet data as of December 31, 2008 and 2007, have been derived from our audited financial statements and related notes thereto included elsewhere in this annual report.

The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this annual report.

	Year Ended December 31,
	2008	2007
Statement of Operations Data:
Revenue	$—	$53,754
Cost of revenue	—	15,529
Gross margin (loss)	—	38,225
Operating expenses
General and administrative expenses	476,827	1,567,968
Consulting fees	1,415,235	1,635,303
Payroll and related taxes	887,283	3,611,596
Bad debts	—	—
Research and development expenses	—	(14,856)
Officers’ and directors’ compensation	435,000	696,790
Loss from operations	(3,214,345)	(7,458,576)
Loss/Gain on extinguishment of debt	(1,096,650)	254,200
Loss on disposition of equipment	—	—
Loss on impairment of equipment	—	—
Interest expense, net	(1,127,420)	(2,482,296)
Loss from continuing operations	(5,438,415)	(9,686,672)
Loss/Gain from discontinued operations	(197)	(1,918,806)
Net loss	$(5,438,612)	$(11,605,478)
Net loss per share
Basic and diluted	$(0.04)	$(0.10)

	As of December 31,
	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$4,809	$32,278
Investment in joint venture	3,229,000	—
Deposits	—	391,000
Total assets	3,240,215	441,956
Total liabilities	17,944,125	13,666,678
Stockholders’ deficit	(14,703,910)	(13,224,722)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Twelve months ended December 31, 2008 ("Fiscal 2008" or "2008" or "the current year") compared to twelve months ended December 31, 2007 ("Fiscal 2007" or "2007" or "the prior year").

RESULTS OF OPERATIONS

REVENUES. During fiscal 2008, we had no gross sales, representing a decrease of 100% over the prior year when our gross sales were $53,754. Our revenues decreased primarily due to the Company focusing on the airship development and continuing to prepare a commercially feasible product for our future potential customers.

COST OF SALES. During fiscal 2008, we had no cost of sales representing a decrease of 100% from $15,529 for fiscal 2007.

GROSS MARGIN. Our gross margin was $0 for fiscal 2008, compared to our gross margin of $38,225 or 71.1% for fiscal 2007, a decrease of $38,225 or 100%. The decrease is due to the fact the Company had no revenues.

OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance,  investor and public relations, research and development,  telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for fiscal 2008 were $3,214,345 compared to fiscal year 2007 operating expenses of $7,496,801 a decrease of $4,282,456 or 57.1%.

In addition, employee payroll and related taxes for fiscal 2008 were $887,283 compared to $3,611,596, a decrease of $2,724,313 or 75.4%. This decrease was due to our continued reduction of our operations, facilities and workforce during 2008.

The overall decrease is primarily due to a decrease in officers' and directors' compensation to $435,000 (including non-cash compensation), from $696,790 in the prior year.

During 2008 and 2007, Sanswire and its subsidiaries incurred payroll tax liability during the normal course of business at each payroll cycle. The Company submitted certain withholding tax payments during the first and second quarters of 2007 through a payroll processor, ADP. Subsequent thereto, the Company no longer processed its payroll through ADP. The Company did not file its 2007 tax forms until 2008 but during 2008 the Company has reported its payroll tax liabilities on a timely basis; however the Company failed to deposit the appropriate withholding amounts. The Company has recognized this issue and contacted the IRS accordingly to make arrangement to pay any taxes due, which is currently estimated to be at least $200,000. The Company may be subject to penalties and interest from the IRS.

We incurred $1,415,235 of consulting fees, a decrease of $220,068 or 13.5% for 2008 compared to $1,635,303 in 2007. This decrease is primarily related to reduction of services required to develop and expand our geographical and product markets.

We received a $14,856 of research and development refund for our Sanswire project during 2007, compared to $0 during 2008, a decrease of $14,586 or 100%. During 2008 and 2007, there were no direct expenses for development and building of the airship. This is due mainly to the fact that Company entered into a revised agreement with TAO Technologies (See note 3 to the attached financial statements). The Company believes that further development will increase during 2009 and thus associated expenses are expected to increase for 2009.

During 2008, we incurred $476,827 of general and administrative expenses as compared to $1,567,968 during 2007. The $1,091,141 decrease was due to a continued reduction of expenses related to our operations, facilities and workforce during 2008.

LOSS FROM OPERATIONS. We had an operating loss of ($3,214,345) for fiscal year 2008 as compared to an operating loss of ($7,458,576) for fiscal 2007, primarily due to decreased operating expenses as described above, including lower operating costs and reductions of our various programs.

OTHER INCOME (EXPENSE). We had net other expenses totaling ($2,224,070) during fiscal year 2008 compared to ($2,228,096) during fiscal 2007. This variance included the non cash charges related to the modifications of our convertible debentures of ($1,096,650) compared to a $254,200 gain in 2007.

Interest expense for fiscal year 2008 was $1,127,420 compared to $2,482,296 for the prior year. Interest expense decrease was primarily due to a reduction in noncash financing charges associated with the Company’s convertible debentures.

LOSS FROM DISCONTINUED OPERATIONS. During 2008 we had a loss of ($197), related to our discontinued operations compared to a loss of ($1,918,806) during fiscal year 2007. See note 2 in the financial statements for more information regarding the discontinued operations.

NET LOSS. We had a net loss of ($5,438,612) in fiscal year 2008 compared to a net loss of ($11,605,478) in fiscal 2007. The decrease in net loss is primarily attributable to the decrease in the operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

ASSETS. At December 31, 2008, we had total assets of $3,240,215 compared to total assets of $32,278 as of December 31, 2007.

The current assets at December 31, 2008, were $11,215 compared to $50,956 at December 31, 2007. As of December 31, 2008, we had $4,809 of cash and cash equivalents compared to $32,378 at December 31, 2007.

The Company had no deposits as of December 31, 2008 compared to $391,000 as of December 31, 2007.  The $391,000 relates to payments accrued toward an agreement reached in May 2008 for $3,229,000 as an investment in a joint venture.  This deposit was applied as an investment in joint venture in June 2008.  See note 3 in the financial statements for more information regarding the transaction.

We had $6,406 of current assets from discontinued operations as of December 31, 2008 as compared to $18,678 at December 31, 2007. See note 2 in the financial statements for more information regarding the discontinued operations.

LIABILITIES. At December 31, 2008, we had total liabilities of $17,944,125 compared to total liabilities of $13,666,678 as of December 31, 2007.

The current liabilities at December 31, 2008 were $17,944,125 compared to $13,666,678 at December 31, 2007, an increase of $4,277,447. The increase is principally due to the increase in current portion of payments due on the notes payable of $1,208,512 (see note 5 of the financial statements), the increase in accounts payable of $647,055, and the increase in accrued expenses of $2,421,855.

CASH FLOWS. Our cash used in operating activities was $909,608 compared to $2,286,113 for the prior year. The decrease was primarily due to the decreased level of operations and operating activities and changes in our current assets and liabilities.

During 2008 there was $385,000 used in investing activities which was a payment on the Sanswire-Tao joint venture compared to $372,500 used in investing activities of which $130,000 was used as a deposit for the joint venture and $242,500 from its discontinued operations.

Net cash provided by financing activities was $1,267,139 principally from the execution of new convertible debentures, as compared to $2,686,648 in the prior year.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $5,438,612 and a negative cash flow from operations of $909,608 for the year ended December 31, 2008, and had a working capital deficiency of $17,932,910 and a stockholders’ deficit of $14,703,910 at December 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Throughout 2008 and continuing into 2009, the Company has been dependent upon monthly funding from its existing debt holders. Funding decisions have typically not extended beyond thirty days at any given time, and the Company does not currently have a defined funding source. Funding delays and uncertainties have seriously damaged vendor relationships, new product development and revenues. In the absence of continued monthly funding by its current debt holders, the Company would have insufficient funds to continue operations. There is no assurance that additional funding from the current debt holders will be available or available on terms and conditions acceptable to the Company.

During 2009, the Company has subsequently raised approximately $140,000 from investors; however this is not adequate funding to cover the estimated working capital deficit of approximately $17.9 million or the net loss for 2008 of approximately $6 million.  The Company is currently working to secure additional funding for its current operations as well as for the payments associated with the Company’s joint venture.

As reflected in the accompanying financial statements, for the year ended December 31, 2008 we had a net loss of ($5,438,612) compared to a 2007 net loss of ($11,605,478). Consequently, there is an accumulated deficit of ($125,834,338) at December 31, 2008 compared to ($120,395,726) at December 31, 2007.

CRITICAL ACCOUNTING POLICIES

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

These Agreements usually require us to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the Agreement. These penalties are usually expressed as a fixed percentage, per month, of the original amount we received on issuance of the debt or preferred stock, common shares, options or warrants. We account for these penalties when it is probable that a penalty will be incurred. At December 31, 2008 the Company has no registration rights agreement requiring penalties to be recorded.

REVENUE RECOGNITION

Revenue is recognized when there is persuasive evidence of an arrangement, goods are shipped and title passes, collection is probable, and the fee is fixed or determinable.  The Company records deferred revenue when cash is received in advance of the revenue recognition criteria being met.

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

STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123(R) using the prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of its year ended December 31, 2006. In accordance with this transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of, SFAS No. 123(R). The Company’s consolidated financial statements for the year ended December 31, 2008 and 2007 reflect the impact of SFAS No. 123(R). Upon adopting SFAS No. 123(R), for awards with service conditions and graded-vesting, a one-time election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award.

Stock-based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2008 and 2007 were $712,501 and $1,667,107, respectively.

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

We have a history of losses from operations.  We anticipate that for the foreseeable future, we will continue to experience losses from operations.  We had a net loss from continuing operations of $5,438,415 during fiscal 2008 and a net loss from continuing operations of $9,686,672 during fiscal 2007.  We anticipate that our net loss will increase for fiscal 2009.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

NA

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
Sanswire Corp. (formerly known as GlobeTel Communications Corp.) and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sanswire Corp. (formerly known as GlobeTel Communications Corp.) and Subsidiaries (the “Company”), as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Sanswire Corp. (formerly known as GlobeTel Communications Corp.) and Subsidiaries’ internal control over financial reporting as of December 31, 2008 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanswire Corp. (formerly known as GlobeTel Communications Corp.) and Subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Weinberg & Company, P.A.

Boca Raton, Florida
March 30, 2009

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2008	DECEMBER 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,809	$32,278
Current assets from discontinued operations	6,406	18,678
TOTAL CURRENT ASSETS	11,215	50,956
Deposits	—	391,000
Investment in joint venture	3,229,000	—
TOTAL NONCURRENT ASSETS	3,229,000	391,000
TOTAL ASSETS	$3,240,215	$441,956

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$3,802,777	$3,155,722
Notes and convertible notes payable, net of discount of $134,423 and $1,257,364	9,264,732	8,056,220
Accrued expenses and other liabilities	3,489,210	1,067,355
Current liabilities from discontinued operations	1,387,406	1,387,381
TOTAL LIABILITIES	17,944,125	13,666,678

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Preferred stock, $.001 par value, 250,000 shares authorized;
no shares issued and outstanding:	—	—
Series B Preferred stock, $.001 par value, 500,000 shares authorized;
no shares issued and outstanding:	—	—
Series C Preferred stock, $.001 par value, 5,000 shares authorized;
no shares issued and outstanding:	—	—
Series D Preferred stock, $.001 par value, 5,000 shares authorized;
no shares issued and outstanding:	—	—
Common stock, $.00001 par value, 250,000,000 shares authorized;
184,704,015 and 129,756,897 shares issued and outstanding	1,848	1,299
Additional paid-in capital	111,128,580	107,169,705
Accumulated deficit	(125,834,338)	(120,395,726)
TOTAL STOCKHOLDERS' DEFICIT	(14,703,910)	(13,224,722)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,240,215	$441,956

See accompanying notes to consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2008		2007

REVENUES		$—		$53,754
COST OF REVENUES		—		15,529
GROSS MARGIN		—		38,225
EXPENSES
Payroll and related taxes		887,283		3,611,596
Consulting fees		1,415,235		1,635,303
Noncash officers' and directors' compensation		435,000		696,790
Research and development		—		(14,856)
General and administrative		476,827		1,567,968
TOTAL EXPENSES		3,214,345		7,496,801
LOSS FROM OPERATIONS		(3,214,345)		(7,458,576)
OTHER INCOME (EXPENSE)
Loss/Gain on extinguishment of debt		(1,096,650)		254,200
Interest expense, net		(1,127,420)		(2,482,296)
NET OTHER EXPENSE		(2,224,070)		(2,228,096)
LOSS FROM CONTINUING OPERATIONS		(5,438,415)		(9,686,672)

LOSS FROM DISCONTINUED OPERATIONS		(197)		(1,918,806)
NET LOSS		$(5,438,612)		$(11,605,478)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC and DILUTED		151,534,774		121,171,392

LOSS PER SHARE FROM CONTINUING OPERATIONS
BASIC and DILUTED	$	(0.04)	$	(0.08)
LOSS PER SHARE FROM DISCONTINUED OPERATIONS
BASIC and DILUTED	$	(0.00)	$	(0.02)
NET LOSS PER SHARE
BASIC and DILUTED	$	(0.04)	$	(0.10)

See accompanying notes to consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	COMMON STOCK
			ADDITIONAL	STOCK
			PAID-IN	SUBSCRIPTIONS
Description	SHARES	AMOUNT	CAPITAL	RECEIVABLE

BALANCE, DECEMBER 31, 2006	109,470,803	$1,095	$94,733,346	$(130,282)

Shares issued for cash	3,750,000	38	749,962	—
Shares issued for services	6,824,920	68	1,667,039	—
Shares issued for settlement of debt obligations	1,333,333	13	4,598,320	—
Shares issued related to discontinued operations	4,001,599	41	1,056,438	—
Shares issued for interest and financing costs	1,572,951	16	557,616	—
Shares issued for conversion of notes	939,005	9	98,556	—
Shares issued for deposit	1,864,286	19	260,981	—
Writedown of receivable related to options	—	—	(130,282)	130,282
Options issued for executive compensation	—	—	1,922,992	—
Change of fair value of warrants	—	—	421,737	—
Warrants issued for and beneficial conversion feature for convertible notes	—	—	1,233,000	—
Net loss	—	—	—	—
BALANCE, DECEMBER 31, 2007	129,756,897	$1,299	$107,169,705	$—

Shares issued for conversion of notes	27,265,195	272	1,788,566	—
Shares issued for services	12,269,444	123	712,378	—
Shares issued for settlement of debt	2,700,701	27	99,647	—
Shares issued for accrued expenses	6,831,778	68	367,852	—
Shares issued for interest	3,200,000	32	189,368	—
Shares issued for joint venture	2,680,000	27	267,973	—
Options issued for executive compensation	—	—	244,831	—
Warrants issued for and beneficial conversion feature for convertible notes	—	—	288,260	—
Net loss	—	—	—	—
BALANCE, DECEMBER 31, 2008	184,704,015	$1,848	$111,128,580	$—

See accompanying notes to consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

SERIES A
			ADDITIONAL	STOCK
			PAID-IN	SUBSCRIPTIONS
Description	SHARES	AMOUNT	CAPITAL	RECEIVABLE

BALANCE, DECEMBER 31, 2006	—	$—	$—	$—

Shares issued for cash	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for settlement of debt obligations	—	—	—	—
Shares issued related to discontinued operations	—	—	—	—
Shares issued for interest and financing costs	—	—	—	—
Shares issued for conversion of notes	—	—	—	—
Shares issued for deposit	—	—	—	—
Writedown of receivable related to options	—	—	—	—
Options issued for executive compensation	—	—	—	—
Change of fair value of warrants	—	—	—	—
Warrants issued for and beneficial conversion feature for convertible notes	—	—	—	—

Net loss	—	—	—	—
BALANCE, DECEMBER 31, 2007	—	$—	$—	$—

Shares issued for conversion of notes	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for settlement of debt	—	—	—	—
Shares issued for accrued expenses	—	—	—	—
Shares issued for interest	—	—	—	—
Shares issued for joint venture	—	—	—	—
Options issued for executive compensation	—	—	—	—
Warrants issued for and beneficial conversion feature for convertible notes	—	—	—	—
Net loss	—	—	—	—
BALANCE, DECEMBER 31, 2008	—	$—	$—	$—

See accompanying notes to consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

SERIES B
			ADDITIONAL	STOCK
			PAID-IN	SUBSCRIPTIONS
Description	SHARES	AMOUNT	CAPITAL	RECEIVABLE

BALANCE, DECEMBER 31, 2006	—	$—	$—	$—
Shares issued for cash	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for settlement of debt obligations	—	—	—	—
Shares issued related to discontinued operations	—	—	—	—
Shares issued for interest and financing costs	—	—	—	—
Shares issued for conversion of notes	—	—	—	—
Shares issued for deposit	—	—	—	—
Writedown of receivable related to options	—	—	—	—
Options issued for executive compensation	—	—	—	—
Change of fair value of warrants	—	—	—	—
Warrants issued for and beneficial conversion feature for convertible notes	—	—	—	—

Net loss	—	—	—	—
BALANCE, DECEMBER 31, 2007	—	$—	$—	$—

Shares issued for conversion of notes	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for settlement of debt	—	—	—	—
Shares issued for accrued expenses	—	—	—	—
Shares issued for interest	—	—	—	—
Shares issued for joint venture	—	—	—	—
Options issued for executive compensation	—	—	—	—
Warrants issued for and beneficial conversion feature for convertible notes	—	—	—	—
Net loss	—	—	—	—
BALANCE, DECEMBER 31, 2008	—	$—	$—	$—

See accompanying notes to consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

SERIES C
			ADDITIONAL	STOCK
			PAID-IN	SUBSCRIPTIONS
Description	SHARES	AMOUNT	CAPITAL	RECEIVABLE

BALANCE, DECEMBER 31, 2006	—	$—	$—	$—
Shares issued for cash	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for settlement of debt obligations	—	—	—	—
Shares issued related to discontinued operations	—	—	—	—
Shares issued for interest and financing costs	—	—	—	—
Shares issued for conversion of notes	—	—	—	—
Shares issued for deposit	—	—	—	—
Writedown of receivable related to options	—	—	—	—
Options issued for executive compensation	—	—	—	—
Change of fair value of warrants
Warrants issued for and beneficial conversion feature for convertible notes	—	—	—	—
Net loss	—	—	—	—
BALANCE, DECEMBER 31, 2007	—	$—	$—	$—

Shares issued for conversion of notes	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for settlement of debt	—	—	—	—
Shares issued for accrued expenses	—	—	—	—
Shares issued for interest	—	—	—	—
Shares issued for joint venture	—	—	—	—
Options issued for executive compensation	—	—	—	—
Warrants issued for and beneficial conversion feature for convertible notes	—	—	—	—
Net loss	—	—	—	—
BALANCE, DECEMBER 31, 2008	—	$—	$—	$—

See accompanying notes to consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	SERIES D
			ADDITIONAL	STOCK		TOTAL
			PAID-IN	SUBSCRIPTIONS	ACCUMULATED	STOCKHOLDERS'
Description	SHARES	AMOUNT	CAPITAL	RECEIVABLE	DEFICIT	DEFICIT

BALANCE, DECEMBER 31, 2006	—	$—	$—	$—	$(108,790,248)	$504,589
Shares issued for cash	—	—	—	—	—	750,000
Shares issued for services	—	—	—	—	—	1,667,107
Shares issued for settlement of debt obligations	—	—	—	—	—	4,598,333
Shares issued related to discontinued operations	—	—	—	—	—	1,056,479
Shares issued for interest and financing costs	—	—	—	—	—	557,632
Shares issued for conversion of notes	—	—	—	—	—	98,565
Shares issued for deposit	—	—	—	—	—	261,000
Writedown of receivable related to options	—	—	—	—	—	—
Options issued for executive compensation	—	—	—	—	—	1,922,992
Change of fair value of warrants						421,737
Warrants issued for and beneficial conversion feature for convertible notes	—	—	—	—	—	1,233,000
Net loss	—	—	—	—	(11,605,478)	(11,605,478)
BALANCE, DECEMBER 31, 2007	—	$—	$—	$—	$(120,395,726)	$(13,224,722)

Shares issued for conversion of notes	—	—	—	—	—	1,788,838
Shares issued for services	—	—	—	—	—	712,501
Shares issued for settlement of debt	—	—	—	—	—	99,674
Shares issued for accrued expenses	—	—	—	—	—	367,920
Shares issued for interest	—	—	—	—	—	189,400
Shares issued for joint venture	—	—	—	—	—	268,000
Options issued for executive compensation	—	—	—	—	—	244,831
Warrants issued for and beneficial conversion feature for convertible notes	—	—	—	—	—	288,260
Net loss	—	—	—	—	(5,438,612)	(5,438,612)
BALANCE, DECEMBER 31, 2008	—	$—	$—	$—	$(125,834,338)	$(14,703,910)

See accompanying notes to consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,438,612)	$(11,605,478)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	314,549	1,111,963
Loss/Gain on extinguishment of debt	1,096,650	(254,200)
Stock based compensation	712,501	1,667,107
Fair value of vested options	244,831	1,922,992
Fair value of modification of warrants for investment	—	421,737
Interest expense on convertible notes payable	569,590	558,612
Common stock exchanged for interest	189,400	557,632
Common stock exchanged for financing costs	37,681	—
Noncash activity from discontinued operations	—	1,056,479
Decrease in assets:
Accounts receivable	—	271,262
Deposits	—	72,987
Decrease in assets relating to discontinued operations	12,272	141,735
Increase in liabilities:
Accounts payable	746,729	692,117
Accrued expenses and other liabilities	604,776	607,258
Increase in liabilities relating to discontinued operations	25	491,684
NET CASH USED BY OPERATING ACTIVITIES	(909,608)	(2,286,113)
CASH FLOWS FROM INVESTING ACTIVITIES
Payment on joint venture	(385,000)	—
Deposit for joint venture	—	(130,000)
Investing activities from discontinued operations	—	(242,500)
NET CASH USED BY INVESTING ACTIVITIES	(385,000)	(372,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock – exercises of warrants	—	750,000
Payments on notes payable	(25,139)	—
Proceeds from notes and loans payable	1,292,278	1,951,312
Bank overdraft	—	(14,664)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,267,139	2,686,648
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(27,469)	28,035
CASH AND EQUIVALENTS – BEGINNING OF PERIOD	32,278	4,243
CASH AND EQUIVALENTS – ENDING OF PERIOD	$4,809	$32,278

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$16,200	$25,083
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for debts	—	4,840,833
Shares issued for joint venture	268,000	261,000
Shares for accrued expenses	367,920	—
Shares issued for accounts payable	99,674	—
Deposit applied to accrued expenses	659,000	—
Accrued expense for joint venture	2,844,000	—
Conversion of notes payable to common stock	1,788,838	98,565
Non-cash equity-warrant valuation and intrinsic value of beneficial conversion associated with convertible notes	288,260	1,233,000

See accompanying notes to consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

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

All common stock amounts in this report have accounted for the reverse stock split, unless otherwise noted.

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

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $5,438,612 and a negative cash flow from operations of $909,608 for the year ended December 31, 2008, and had a working capital deficiency of $17,932,910 and a stockholders’ deficit of $14,703,910 at December 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company considers highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

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

These Agreements usually require us to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the Agreement. These penalties are usually expressed as a fixed percentage, per month, of the original amount the Company received on issuance of the debt or preferred stock, common shares, options or warrants. The Company account for these penalties when it is probable that a penalty will be incurred. At December 31, 2008 the Company has no registration rights agreement requiring penalties to be recorded.

REVENUE RECOGNITION

Revenue is recognized when there is persuasive evidence of an arrangement, goods are shipped and title passes, collection is probable, and the fee is fixed or determinable.  The Company records deferred revenue when cash is received in advance of the revenue recognition criteria being met.

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

ADVERTISING AND MARKETING COSTS

Advertising and marketing costs are charged to operations in the period incurred. Advertising and marketing expense for the years ended December 31, 2008 and 2007, were $0 and $24,087, respectively, and are included in "General and Administrative" in the consolidated statements of operations.

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

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during each period. The basic and diluted net loss is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. If all outstanding options, warrants and convertible shares were to be converted or exercised as of December 31, 2008, the shares outstanding would be 245,883,363.

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

STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123(R) using the prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of its year ended December 31, 2006. In accordance with this transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of, SFAS No. 123(R). The Company’s consolidated financial statements for the year ended December 31, 2008 and 2007 reflect the impact of SFAS No. 123(R). Upon adopting SFAS No. 123(R), for awards with service conditions and graded-vesting, a one-time election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award.

Stock-based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2008 and 2007 were $712,501 and $1,667,107, respectively.

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

Management does not believe that there are any recently-issued, but not yet effective accounting pronouncements, which could have a material effect on the accompanying condensed consolidated financial statements.

NOTE 2. DISCONTINUED OPERATIONS

The Company decided to close several of its operations and has presented certain activities as discontinued operations as of and for the years ended December 31, 2008 and 2007.

Telecom

The Company decided to wind down its telecom operations, including those of its subsidiary, Centerline Communications LLC. It did not have sufficient working capital to make its telecom operations profitable. The Company decided that any capital should be directed towards the Company’s other programs and that it should collect Centerline’s outstanding receivables and sell its assets

GlobeTel Wireless Corp.

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

During 2007, the Company discontinued two components of its business which constituted discontinued operations – Telecom and GlobeTel Wireless Corp.  The loss on the Company’s consolidated statements of operations for the years ended December 31, 2008 and 2007 is summarized as follows:

Telecom	2008	2007

Loss from discontinued operations	$(197)	$(781,455)

GlobeTel Wireless

Loss from discontinued operations	—	(1,137,351)

Total loss from discontinued operations	$(197)	$(1,918,806)

The Company incurred the following losses from discontinued operations for the years ended December 31, 2008 and 2007:

2008	Telecom	GlobeTel Wireless	Total
General and administrative	$(197)	$—	$(197)

Gain/loss from discontinued operations	$(197)	$—	$(197)

2007	Telecom	GlobeTel Wireless	Total
Revenue	$4,849	$—	$4,849
Cost of sales	(11,676)	—	(11,676)
Gross margin (loss)	(6,827)	—	(6,827)

Payroll and related taxes	(18,935)	(91,865)	(110,800)
General and administrative	(84,385)	(798,736)	(883,121)
Depreciation and amortization	(654,672)	—	(654,672)
Consulting and professional fees	(16,636)	—	(16,636)
Loss on investment	—	(246,750)	(246,750)

Loss from discontinued operations	$(781,455)	$(1,137,351)	$(1,918,806)

The Company had the following assets and liabilities from its discontinued operations on its consolidated balance sheet as of December 31, 2008 and 2007:

2008	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
Total assets	6,406	—	6,406

Accounts payable	140,116	1,216,208	593,422
Accrued liabilities	9,605	21,477	793,985
Total current liabilities	149,721	1,237,685	1,387,406

Net liabilities of discontinued operations	$143,315	$1,237,685	$1,381,000

2007	Telecom	GlobeTel Wireless	Total
Cash	$6,942	$—	$6,942
Accounts receivable	11,736	—	11,736
Total assets	18,678	—	18,678

Accounts payable	140,091	1,216,208	1,356,299
Accrued liabilities	9,605	21,477	31,082
Total current liabilities	149,696	1,237,685	1,387,381

Net liabilities of discontinued operations	$131,018	$1,237,685	$1,368,703

NOTE 3. TAO TECHNOLOGIES TRANSACTIONS

In November 2007, the Company and TAO-Technologies, in cooperation with the University of Stuttgart in Germany, entered into a Technical Cooperation and License Agreement wherein the Company acquired the exclusive license rights to certain TAO remote airship technologies and patents.   TAO granted to Sanswire an exclusive license for the territories of the US, Canada, Mexico and Chile for the marketing and distribution of airships based upon the technologies patented and developed by TAO. TAO was also to provide testing and engineering support for the development of airships to meet the criteria required by Sanswire customers. Sanswire was obligated to provide TAO with engineering orders of at least $1,000,000 per year and certain cash and stock payments on a quarterly basis.

On June 3, 2008 Sanswire and TAO restructured the November 2007 agreement and entered into a new agreement to form a 50/50 US based joint venture to place, among other things, the license rights to the TAO intellectual property in US, Canada, and Mexico into the US based JV company to be called Sanswire-TAO. The intellectual property includes, but is not limited to an existing patent as well as any updates to that patent. This integration of Sanswire and Stuttgart, Germany-based TAO Technologies Gmbh took place to create various strategic advantages for both companies. Each group entered the relationship with synergistic, yet very distinct core competencies. Sanswire’s business development, its inroads into the U.S. Government review process as well as inroads into overseas markets and other marketing resources complement TAO’s vast airship product research and development ability. In addition the joint venture has an exclusive agreement with TAO that may require additional payments in the future.

During 2007, the Company made payments totaling $391,000, consisting of $130,000 in cash and 1.86 million shares valued at $261,000 as part of its November 2007 agreement with TAO Technologies GmbH and Professor Bernd Kroplin.  These payments were initially part of the Technical Cooperation and License Agreements wherein the Company acquired the exclusive license rights to certain TAO remote airship technologies and patents.  However in June 2008 the Company restructured its November 2007 agreement with TAO Technologies GmbH and Professor Bernd Kroplin. The new agreement called for the establishment of a new US-based joint venture company to be called Sanswire-TAO that was to be owned equally by TAO and Sanswire Corp. Additionally, Sanswire-TAO would register the patents and the intellectual property of TAO Technologies and Kroplin in the United States for the exclusive use of Sanswire-TAO.  Further, the $391,000 paid during 2007 was applied as payment towards the new agreement and thus the Company has previously classified these payments as a long term deposit as it resulted in a long term investment. On June 3, 2008, the Company treated the transaction as the investment in a joint venture and booked a $3,229,000 asset related to the investment.   After application of the 2007 deposit of $391,000 and the 2008 payments of $703,000, the balance of $2,135,000 due for the investment is accrued in accrued expenses as of December 31, 2008 as shown in Note 4 below.  Finally, the investment will be subject to impairment in the future.

NOTE 4. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	2008	2007

Payroll Liabilities	$1,235,264	$813,787
Professional Fees	118,946	253,568
Due for Investment in Joint Venture	2,135,000	—
ACCRUED EXPENSES AND OTHER LIABILITIES	$3,489,210	$1,067,355

NOTE 5. NOTES AND CONVERTIBLE NOTES PAYABLE

	2008	2007
(A) Notes payable	$5,997,030	$6,139,357
(B) Convertible notes payable, net of unamortized discount of $0 and $454,531	80,000	825,469
(C) Convertible promissory notes, net of unamortized discount of $134,423 and $802,833	2,016,913	336,036
Total	8,093,943	7,300,862
Accrued interest	1,170,789	755,358
NOTES AND CONVERTIBLE NOTES PAYABLE	$9,264,732	$8,056,220

(A) NOTES PAYABLE

Notes payable are made up of two separate notes.

From February 2007 to October 2007, the Company received a total of $641,812 from the first note. During January 2008, the Company received a total of $7,673. As of December 31, 2008 a balance of $4,997,130 remains through an unsecured promissory note with no formal terms of repayment.  The Company has accrued interest at a rate of 7% per annum, which totals $826,784 as of December 31, 2008.

During 2007 and 2008, the Company received no additional funding related to the second note. In January 2008, the note holder converted $150,000 of the loans to 1,428,571 shares of common stock. As of December 31, 2008 a balance of $999,900 remains through an unsecured promissory note with no formal terms of repayment.  The Company has accrued interest at a rate of 7% per annum, which totals $162,151 as of December 31, 2008.

As of December 31, 2008 and 2007, the aggregate amounts outstanding under these independent notes were $5,997,030 and $6,139,357.

(B) CONVERTIBLE NOTES PAYABLE

September 2006 Notes
On September 6, 2006, the Company entered into subscription agreements with several investors whereby these investors bought a total $1,280,000 in two year, 7% convertible notes and were issued Class A and Class B Warrants). Net proceeds of $1,124,080 were received, after deducting costs and expenses related to the transaction.

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

Also in December 2007, the Company separately entered into a forbearance agreement with some of the debt holders. This agreement changed their conversion to the lesser of $.20 or 70% of the volume weighted average price for the 10 days prior to conversion. The agreement also limits some of the investors from engaging in short sales on the stock and places a volume limitation on sales.   The agreement becomes effective January 16, 2008, and as such, the Company reviewed the transaction for possible derivative accounting requirements pursuant to EITF 00-19.  The Company used the Black-Scholes option pricing model to evaluate the fair value of the embedded derivative. On January 16, 2008, the Company allocated the fair value of the embedded derivative to derivatives expense in the aggregate amount of $184,081. The embedded derivative was subsequently adjusted to be recorded at fair market value at each period ending date and a total change of $184,081 recorded to derivatives income (expense).  During 4th quarter 2008, the outstanding balance of these notes and interest was converted into approximately 7.65 million shares.

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

During 2008, $1,200,000 of principal and was converted into approximately 23.4 million shares of Company common stock.

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

The Company determined that the total fair value of the conversion features was $595,140 and the total fair value of the warrants was $617,860 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.5%, expected volatility ranging from 58.68% to 105.47% and an expected term of the warrants of 5 years.  The initial calculated fair value of warrants and the beneficial conversion of total of the notes of $1,138,869 were reflected by the Company as a valuation discount and offset to the carrying value of the Notes, and are being amortized by the effective interest method over the term of the Notes. For the year ended December 31, 2007, the Company amortized $429,333 of the valuation discount, which is reflected as financing costs in the Company’s consolidated statements of operations.

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

During 2008 the Company entered into an additional $547,000 in financing agreements on the same terms and conditions as set forth above.  They were also issued Class A warrants (valued at $79,296 as described below) and Class B warrants (valued at $43,287 as described below).

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

During 2008 and 2007, $52,000 and $94,130 of principal and interest were converted into 543,632 and 896,480 shares, respectively, of Company common stock.

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

During 2008 the Company entered into an additional $80,000 in financing agreements on the same terms and conditions as set forth above.  They were also issued Class A warrants (valued at $17,138 as described below) and Class B warrants (valued at $9,469 as described below).

The Company determined that the total fair value of the warrants was $26,607 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate ranging from 1.53% to 1.65%, expected volatility ranging of 125.19% and an expected term of the warrants of 2 years.  The initial calculated fair value of warrants of $26,607 was reflected by the Company as a valuation discount and offset to the carrying value of the Notes, and are being amortized by the effective interest method over the term of the Notes. For the year ended December 31, 2008, the Company amortized $11,086 of the valuation discount, which is reflected as financing costs in the Company’s consolidated statements of operations.

During 2008 and 2007, no principal or interest has been converted.

2008 Convertible Promissory Notes
During 2008, the Company entered into new financing agreements for convertible promissory notes payable totaling $97,606.  The notes are convertible into common stock of the Company at $.105 per share.  The notes, which are due two years from inception, accrues interest at a rate of 7% per annum and were issued Class A and Class B warrants (valued at $20,485 and $11,620, respectively as described below). The Class A and B warrants are exercisable for a purchase price of $.21 and $.315, respectively. The warrants have a 2 year term.

The Company determined that the fair value of the conversion features was $8,469 and the fair value of the warrants was $32,465 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate ranging from 1.91% to 2.3%, expected volatility ranging from 114.16% to 142.06% and an expected term of the warrants of 2 years.  The initial calculated fair value of warrants and the beneficial conversion of the notes of $40,934 were reflected by the Company as a valuation discount and offset to the carrying value of the Notes, and are being amortized by the effective interest method over the term of the Note. For the year ended December 31, 2008, the Company amortized $16,024 of the valuation discount, which is reflected as financing costs in the Company’s consolidated statements of operations.

During 2008, no principal or interest has been converted into the Company’s common stock however $25,139 was repaid.

2008 Convertible Promissory Note
During 2008, the Company entered into a new financing agreement for a convertible promissory note payable totaling $25,000.  The note is convertible into common stock of the Company at $.105 per share.  The note, which is due two years from inception, accrues interest at a rate of 7% per annum and was issued Class A and Class B warrants (valued at $3,466 and $1,948, respectively as described below). The Class A and B warrants are exercisable for a purchase price of $.21 and $.315, respectively. The warrants have a 2 year term.

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

During 2008, no principal or interest has been converted however during 2009, $25,000 in principal and interest has been converted into 238,096 shares of the Company’s common stock.

2008 Convertible Promissory Notes
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

The Company determined that the fair value of the warrants was $7,274 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate ranging of 2.16%, expected volatility ranging of 142.06% and an expected term of the warrants of 2 years.   The initial calculated fair value of warrants of $7,274 was reflected by the Company as a valuation discount and offset to the carrying value of the Note, and is being amortized by the effective interest method over the term of the Note.  On October 6, 2008 $50,000 of principal and interest were converted into 476,190 shares of the Company’s common stock.  As such, the Company amortized the full value of the discount of $7,274, which is reflected as financing costs in the Company’s consolidated statements of operations.

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

2008 Convertible Promissory Notes
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

During 2008, $145,000 in principal and interest has been converted into 1,369,895 of the Company’s common stock.

NOTE 6. AGREEMENTS

AGREEMENTS

Several agreements, letters of intent, and memorandums of understanding regarding the Sanswire project were entered into during 2008 and 2007 and through the date of this report, none of which require the recording of any assets, liabilities, revenues or expenses.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Commission subsequently consolidated this action with another pending action involving former officers of the Company. The Commission has also moved to amend its complaint against the Company to include additional allegations of wrongdoing beginning in 2002, which motion to amend is still pending with the Court.  The parties are currently engaged in discovery.  The Company has been vigorously defending itself in this action.

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

Wachovia v. GlobeTel

In connection with the operations of Globetel Wireless Europe GmbH and the acquisition of Altvater GmbH, the Company guaranteed a letter of credit in the amount of $600,000. Upon Globetel Wireless Europe GmbH ceasing operations, the letter of credit was drawn upon. The letter of credit was not collateralized. In September 2007, Wachovia filed a lawsuit in Broward County in an attempt to recover the amount through arbitration with the American Arbitration Association. On June 2, 2008, the American Arbitration Association awarded Wachovia $762,902

Richard Stevens v. GlobeTel

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

LEASES AND RENTS

Sanswire’s corporate offices are now located at 101 NE 3 rd Ave., Suite 1500, Fort Lauderdale, FL 33301. Base rent is $575 per month plus the cost of services used by Sanswire. The lease is for a period of 6 months. The lease is for a period of 6 months and terminates on September 30, 2009.   We believe our facilities are adequate for our current and near-term needs.

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

Rent expense for 2008 and 2007 were $42,431 and $285,033, respectively.

NOTE 8. INCOME TAXES

Deferred income taxes and benefits for 2008 and 2007 are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. The tax effects (computed at 15%) of these temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2007	Current Period Changes	2008
Deferred tax assets:
Net operating loss carryforwards	$14,849,395	$815,792	$15,665,187
	14,849,395	815,792	15,665,187
Valuation allowance	(14,849,395)	(815,792)	(15,665,187)
Net deferred tax asset	$—	$—	$—

A reconciliation of income benefit provided at the federal statutory rate of 15% to income tax benefit is as follows:

	2008	2007
Income tax benefit computed at federal statutory rate	$(815,792)	$(1,740,822)
Losses not benefited	815,792	1,740,822
	$—	$—

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

At the end of 2008, the Company had net operating loss carry-forwards (including those of its successor due to accounting for the reincorporation as an "F" reorganization under the Internal Revenue Code) of approximately $81,429,083, which expire at various dates through 2021.

NOTE 9. COMMON STOCK TRANSACTIONS

During the year ended December 31, 2008, the Company issued the following shares of common stock:

SHARES	CONSIDERATION	VALUATION
2,700,701	Settlement of Debt	$99,674
1,222,222	Services - Performance Bonus	110,000
6,047,222	Consulting Services	374,502
30,465,195	Converted Notes Payable and Accrued Interest	1,978,838
6,831,778	Stock for Debt	367,920
1,500,000	Services - Performance Bonus	52,500
2,680,000	Stock for Joint Venture	268,000
2,000,000	Services - Performance Bonus	78,000
1,500,000	Services - Performance Bonus	97,500

During the year ended December 31, 2007, the Company issued the following shares of common stock:

SHARES	CONSIDERATION	VALUATION
5,584,932	Settlement of Debts	$5,955,565
770,870	Services - Performance Bonus	300,639
3,750,000	Exercised Warrants	750,000
2,521,037	Services - Performance Bonus	614,592
177,910	Stock for Brokers Fees	16,012
2,475,000	Consulting Services	640,000
2,261,956	Converted Notes Payable and Accrued Interest	355,444
1,864,286	Deposit for Joint Venture	261,000
880,103	Stock for Directors Fees	95,864

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

In August 2008, the Company issued an additional 800,000 contingent shares to a vendor that will be returned to the company when the amounts due the vendor are paid the Company has accounted for them as forfeitable shares as they believe they will be returned under the agreement in 2009 they are not considered outstanding for Earnings per share purpose and the liability remains recorded.

NOTE 10. STOCK OPTIONS AND WARRANTS

During the year ended December 31, 2008, the Company issued the following fully vested options to acquire Common stock:

Date Issued	Shares	Consideration	Valuation	Relationship

1/18/2008	3,444,444	Employees’ Bonus	$228,029	Non Executive Employees
2/6/2008	250,000	Employees’ Bonus	$16,803	Non Executive Employees

During the year ended December 31, 2007, the Company issued the following fully vested options to acquire Common stock:

Date Issued	Shares	Consideration	Valuation	Relationship

3/19/2007	500,000	Employee Bonus	$130,753	Non Executive Employee
3/28/2007	2,000,000	Officer Stock Option Grant	$352,093	Chief Operating Officer
4/12/2007	2,000,000	Officer Stock Option Grant	$347,676	Chief Operating Officer
4/13/2007	958,000	Employees’ Bonus	$167,670	Non Executive Employees
5/22/2007	4,078,945	Employee’s Bonus	$504,470	Executive Employees
6/15/2007	1,500,000	Officer Severance/Bonus	$266,296	Chief Operating Officer
8/20/2007	55,555	Employees’ Bonus	$5,408	Non Executive Employee
8/30/2007	1,833,333	Officer Severance/Bonus	$116,236	Former Chief Executive Officer
10/18/2007	750,000	Employees’ Bonus	$32,389	Non Executive Employee

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

As of December 31, 2008, the exercise price of all options outstanding exceeds the market price of the Company’s stock, and therefore there was no intrinsic value.

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

All of the options granted during 2008 and 2007, unless otherwise discounted as noted above, were exercisable based on the closing market price of the Company's free-trading shares.

STOCK OPTIONS

Employee options vest according to the terms of the specific grant and expire from 3 to 5 years from date of grant. As of December 31, 2007, all options issued and outstanding have fully vested and thus there was no deferred compensation, Stock option activity for the years ended December 31, 2008 and 2007 was as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at December 31, 2006	20,173,602	$.894
Options Granted	13,675,833	.265
Options Forfeited	(5,144,265)	.864
Outstanding at December 31, 2007	28,705,170	$.600
Options Granted	3,694,444	.091
Options Forfeited	(10,916,862)	1.619
Options Cancelled	(5,500,000)	.317
Outstanding at December 31, 2008	15,982,752	$.350

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

In December 2008, the Company entered into financing agreements for convertible promissory notes payable whereby these investors were issued Class A and Class B warrants. The Class A and B warrants are exercisable for a purchase price of $.21 and $.315, respectively. The warrants have a 2 year term.

The following table summarizes certain information about the Company’s stock warrants.

	Warrants Class A	Warrants Class B	Weighted Average Exercise Price
Outstanding at December 31, 2006	3,736,701	1,801,095	$1.994
Warrants Granted	8,121,428	3,914,285	0.242
Warrants Exercised	(3,750,000)	—	0.200
Outstanding at December 31, 2007	8,108,129	5,715,380	$0.330
Warrants Granted	5,879,075	3,919,383	0.252
Warrants Exercised	—	—	—
Outstanding at December 31, 2008	13,987,204	9,634,763	$0.253

The fair value of the warrants issued during 2007 was determined using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	.75 - 4.50%
Expected life	2 - 5 years
Expected volatility	58 - 142%
Expected dividend yield	0%

NOTE 11. PREFERRED STOCK

As of the date of this report the Company has no preferred shares issued and/or outstanding.

NOTE 12. SUBSEQUENT EVENTS

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

ITEM 9 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

ITEM 9A (T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of Jonathan Leinwand, the Company’s Chief Executive Officer and Principal Financial Officer (the “Reviewing Officer”), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2008. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Reviewing Officer concluded that as of December 31, 2008, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, except for the establishment of the audit committee as contemplated below.

Material Weaknesses

The Company currently does not have an audit committee.

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

e.	Upon adequate funding, hiring additional staff leading to the segregation of duties to enable a better control environment

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 9B. OTHER INFORMATION

BOARD APPOINTMENTS AND RESIGNATIONS

On March 14, 2007, Michael Castellano and Patrick Heyn resigned as directors of the Company. Mr. Castellano also served as chairman of the Audit Committee.

On September 7, 2007, Peter Khoury resigned as director of the Company. Mr. Khoury also resigned as CEO.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

As of March 31, 2009 the officers and directors of the Corporation are:

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

(B) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more that ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. Based solely upon our review, we believe that all reports required under Section 16(a) of the Exchange Act were made.

Code of Ethics

We have not adopted a code of ethics.

Audit Committee Financial Expert

We do not have an audit committee financial expert because the Company has been unable to appoint such a qualified person during the period when the Company has been restating its financial statements and becoming current with its financial statements.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, all of whose total annual salary and bonus for the years ended December 31, 2008, and 2007.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation( $)	Total ($)
Jonathan Leinwand, CEO, Director	2008	34,599	—	55,000	—	—	—	48,205	137,804
Jonathan Leinwand, CEO, Director	2007	46,153	—	240,000	—	—	—	—	286,153

OUTSTANDING EQUITY AWARDS

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2008, and each person who served as an executive officer of the Company as of December 31, 2008:

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

COMPENSATION OF DIRECTORS

The following table summarizes the compensation for our non-employee board of directors for the fiscal years ended December 31, 2008 and 2007:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Common Stock

As of March 31, 2009, there were 185,887,861 common shares issued and outstanding. The table below sets forth the share ownership of our executive officers and directors, individually and as a group. No other person is the beneficial owner of more than 5% of our issued and outstanding common shares

Title of Class	Name & Address of Beneficial	Amount and Beneficial	Nature of Ownership	Percentage of Class (1)
Common Stock	Przemyslaw L. Kostro Chairman 101 NE 3 rd Ave, Suite 1500, Fort Lauderdale, Florida 33301	—	—	0.00%

Common Stock	Jonathan Leinwand, CEO Since October 2007 and Director Since August 2005 101 NE 3 rd Ave, Suite 1500, Fort Lauderdale, Florida 33301	2,876,752	Direct	1.55%

	Total of all Officers and Directors as a Group	2,876,752		1.55%

(1) Based on 185,887,861 shares issued and outstanding on March 31, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

See Item 8, Notes 9 and 10 Common Stock Transactions and Stock Option, respectively, to the Notes to Consolidated Financial Statements.

Director Independence

Mr. Kostro is independent as that term in defined under section 301 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The following table summarizes the fees for Weinberg & Company, P.A. services rendered to the Company during 2008 and 2007.

	Amount
Type of Fee	Fiscal Year 2008	Fiscal Year 2007
Audit(1)	$299,260	$50,858
Audit Related(2)	—	—
Taxes (3)	—	—
All Other (4)	—	—
Total	$299,260	$50,858

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

ITEM 14. EXHIBITS

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

Dated April 9, 2009

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Jonathan Leinwand	Chief Executive Officer, Principal Financial	April 9, 2009
Jonathan Leinwand	Officer and Director

/s/ Przemyslaw Kostro	Chairman of the Board	April 9, 2009
Przemyslaw Kostro