Form 10-Q
period 2009-03-31
Sanswire Corp.
filed 2009-05-20
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2009
OR
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

(954) 332-3759
(Issuer's telephone number)

Indicate by check mark whether registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of May 6, 2009, there were 205,114,989 shares of the issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2009	DECEMBER 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$103,585	$4,809
Current assets from discontinued operations	6,406	6,406
TOTAL CURRENT ASSETS	109,991	11,215
Investment in joint venture	3,229,000	3,229,000
TOTAL NONCURRENT ASSETS	3,229,000	3,229,000
TOTAL ASSETS	$3,338,991	$3,240,215

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$3,824,753	$3,802,777
Notes and convertible notes payable, net of discount of $303,056 and $134,423	9,300,573	9,264,732
Accrued expenses and other liabilities	3,556,196	3,489,210
Fair value of warrants and embedded conversion feature	677,825	—
Current liabilities from discontinued operations	1,387,407	1,387,406
TOTAL LIABILITIES	18,746,754	17,944,125

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Preferred stock, $.001 par value, 250,000 shares authorized;
no shares issued and outstanding:	—	—
Series B Preferred stock, $.001 par value, 500,000 shares authorized;
no shares issued and outstanding:	—	—
Series C Preferred stock, $.001 par value, 5,000 shares authorized;
no shares issued and outstanding:	—	—
Series D Preferred stock, $.001 par value, 5,000 shares authorized;
no shares issued and outstanding:	—	—
Common stock, $.00001 par value, 250,000,000 shares authorized;
189,324,242 and 184,704,015 shares issued and outstanding	1,894	1,848
Additional paid-in capital	111,294,864	111,128,580
Accumulated deficit	(126,704,521)	(125,834,338)
TOTAL STOCKHOLDERS' DEFICIT	(15,407,763)	(14,703,910)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,338,991	$3,240,215

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,

	2009		2008
	(Unaudited)		(Unaudited)
REVENUES		$—		$—
COST OF REVENUES		—		—
GROSS MARGIN		—		—
EXPENSES
Payroll and related taxes		117,434		372,371
Consulting fees		93,159		130,730
Noncash officers' and directors' compensation		—		285,000
General and administrative		121,491		109,792
TOTAL EXPENSES		332,084		897,893
LOSS FROM OPERATIONS		(332,084)		(897,893)
OTHER INCOME (EXPENSE)
Loss/Gain on extinguishment of debt		—		(1,096,650)
Interest expense, net		(391,688)		(209,536)
Change in fair value of warrants and embedded conversion feature		70,419		(168,918)
NET OTHER INCOME (EXPENSE)		(321,269)		(1,475,104)
LOSS FROM CONTINUING OPERATIONS		(653,353)		(2,372,997)

LOSS FROM DISCONTINUED OPERATIONS		—		(244)
NET LOSS		$(653,353)		$(2,373,241)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC and DILUTED		185,472,412		136,208,846

LOSS PER SHARE FROM CONTINUING OPERATIONS
BASIC and DILUTED	$	(0.00)	$	(0.02)
LOSS PER SHARE FROM DISCONTINUED OPERATIONS
BASIC and DILUTED	$	(0.00)	$	(0.00)
NET LOSS PER SHARE
BASIC and DILUTED	$	(0.00)	$	(0.02)

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(653,353)	$(2,373,241)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	240,007	66,647
Gain on extinguishment of debt	—	1,096,650
Stock based compensation	84,500	115,000
Fair value of vested options	—	244,831
Interest expense on convertible notes payable	139,912	142,767
Change in fair value of warrants and embedded conversion feature	(70,419)	168,918
Decrease in assets:
Decrease in assets relating to discontinued operations	—	11,956
Increase in liabilities:
Accounts payable	21,976	47,189
Accrued expenses and other liabilities	96,153	253,165
Increase in liabilities relating to discontinued operations	—	25
NET CASH USED BY OPERATING ACTIVITIES	(141,224)	(226,093)
CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH USED BY INVESTING ACTIVITIES	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	—	(25,139)
Proceeds from notes and loans payable	140,000	356,278
Proceeds from sale of common stock	100,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	240,000	331,139
NET INCREASE IN CASH AND EQUIVALENTS	98,776	105,046
CASH AND EQUIVALENTS – BEGINNING OF PERIOD	4,809	32,278
CASH AND EQUIVALENTS – ENDING OF PERIOD	$103,585	$137,324

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$122	$122
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for joint venture	—	268,000
Shares for accrued expenses	29,167	61,470
Conversion of notes payable to common stock	75,438	281,320
Non-cash equity-warrant valuation and intrinsic value of beneficial conversion associated with convertible notes	84,601	129,918
Cumulative effect of change in accounting principle on convertible notes and warrants	216,829	—

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2009 AND 2008

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

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s financial position as of March 31, 2009 and the results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three month periods ended March 31, 2009 and 2008, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. The interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2008 filed on Form 10-K filed on April 9, 2009.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2009 AND 2008

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $653,353 and a negative cash flow from operations of $141,224 for the three months ended March 31, 2009, and had a working capital deficiency of $18,636,763 and a stockholders’ deficit of $15,407,763 at March 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates that a net loss will continue for fiscal 2009.

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

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2009 AND 2008

These Agreements usually require the Company to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the Agreement. These penalties are usually expressed as a fixed percentage, per month, of the original amount the Company received on issuance of the debt or preferred stock, common shares, options or warrants. The Company account for these penalties when it is probable that a penalty will be incurred. At March 31, 2009 the Company has no registration rights agreement requiring penalties to be recorded.

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

VALUATION HIERARCHY

FAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009:

		Fair Value Measurements at March 31, 2009
	Total Carrying Value at March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	$677,825	$—	$—	$677,825

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy. There were no changes in the valuation techniques during the three months ended March 31, 2009.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments, including cash, accounts payable, accrued expenses and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.

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
PERIODS ENDED MARCH 31, 2009 AND 2008

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during each period. The basic and diluted net loss is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. If all outstanding options, warrants and convertible shares were to be converted or exercised as of March 31, 2009, the shares outstanding would be 246,440,958.

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159. The Fair Value Option of Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value. The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. The Company has adopted this standard effective January 1, 2009 and the Company’s adoption of this EITF did not have a material impact on its condensed consolidated financial statements.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2009 AND 2008

SFAS No. 141 (R), Business Combinations and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has adopted this standard effective January 1, 2009 and the Company’s adoption of this EITF did not have a material impact on its condensed consolidated financial statements.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has adopted this standard effective January 1, 2009 and the Company’s adoption of this EITF did not have a material impact on its condensed consolidated financial statements.

FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed consolidated financial statements.

FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its condensed consolidated financial statements.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2009 AND 2008

FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed consolidated financial statements.

NOTE 2. DISCONTINUED OPERATIONS

The Company decided to close several of its operations during 2007 and has presented certain activities as discontinued operations as of and for the periods ended March 31, 2009 and December 31, 2008.

During 2007, the Company discontinued two components of its business which constituted discontinued operations – Telecom and Globetel Wireless Corp.  The loss on the Company’s condensed consolidated statements of operations for the periods ended March 31, 2009 and 2008 is summarized as follows:

Telecom	2009	2008

Loss from discontinued operations	$—	$(244)

GlobeTel Wireless

Loss from discontinued operations	—	—

Total loss from discontinued operations	$—	$(244)

The Company incurred the following losses from discontinued operations for the periods ended March 31, 2009 and 2008:

MARCH 31, 2009 (Unaudited)	Telecom	GlobeTel Wireless	Total
Loss from discontinued operations	$—	$—	$—

MARCH 31, 2008 (Unaudited)	Telecom	GlobeTel Wireless	Total
General and administrative	$(244)	$—	$(244)

Loss from discontinued operations	$(244)	$—	$(244)

The Company had the following assets and liabilities from its discontinued operations on its consolidated balance sheet as of March 31, 2009 and December 31, 2008:

MARCH 31, 2009 (Unaudited)	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
Total assets	$6,406	$—	$6,406

Accounts payable	140,116	1,216,208	1,356,324
Accrued liabilities	9,605	21,477	31,082
Total current liabilities	149,721	1,237,685	1,387,406

Net liabilities of discontinued operations	$143,315	$1,237,685	$1,381,000

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2009 AND 2008

DECEMBER 31, 2008	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
Total assets	$6,406	$—	$6,406

Accounts payable	140,116	1,216,208	1,356,324
Accrued liabilities	9,605	21,477	31,082
Total current liabilities	149,721	1,237,685	1,387,406

Net liabilities of discontinued operations	$143,315	$1,237,685	$1,381,000

NOTE 3. NOTES AND CONVERTIBLE NOTES PAYABLE

	March 31,	December 31,
	2009	2008
	(Unaudited)
(A) Notes payable	$5,997,030	$5,997,030
(B) Convertible notes payable, net of unamortized discount of $0 and $0	80,000	80,000
(C) Convertible promissory notes, net of unamortized discount of $303,056 and $134,423	1,913,279	2,016,913
Total	7,990,309	8,093,943
Accrued Interest	1,310,264	1,170,789
Total	$9,300,573	$9,264,732

(A) NOTES PAYABLE

Notes payable are made up of two separate notes.

As of March 31, 2009, a balance of $4,997,130 remains through an unsecured promissory note with no formal terms of repayment on the first note.  The Company has accrued interest at a rate of 7% per annum, which totals $910,724 as of March 31, 2009.

As of March 31, 2009, a balance of $999,900 remains through an unsecured promissory note with no formal terms of repayment on the second note.  The Company has accrued interest at a rate of 7% per annum, which totals $179,649 as of March 31, 2009.

 (B) CONVERTIBLE NOTES PAYABLE

As of March 31, 2009, a balance of $80,000 remains through a convertible notes payable.  The Company has accrued interest at a rate of 7% per annum, which totals $28,241 as of March 31, 2009. Subsequent to March 31, 2009, $30,000 in principal and $13,874 in interest were converted into 516,947 shares of Company common stock.

(C) CONVERTIBLE PROMISSORY NOTES

On February 17, 2009, the Company entered into subscription agreement with accredited investors. The Company sold $110,000 of the Company’s 7% Convertible Debentures, 3-year warrants to purchase a number of shares equal to 50% of the number of shares issuable upon conversion of the debenture of the Company’s common stock at an exercise price of $0.21, and three-year warrants to purchase a number of shares equal to 50% of the number of shares issuable upon conversion of the debenture shares of the Company’s common stock at an exercise price of $0.315. The Debentures are convertible into shares of the Company’s common stock at $.105 per share pursuant to the following terms. If after 90 days from the original issue date of the debenture the market price of the Company’s common shares during the 90 day period has not closed at a bid price at or above $.12 per share for 3 or more consecutive trading days, in such instance then the Investors’ price per share shall be equal to the average closing bid price for the last 30 trading days immediately prior to the 90th day after the date of the addendum. Should the price of the common shares be $.105 or higher on the 90th day after the date of the addendum, then the purchase price per share shall remain at $.105 per share.  Should the Market Price of the shares be $.105 or higher on the 90th day after the date of the addendum, but less than $.125, then the Investor shall be entitled to an amount of additional shares equal to 10% of the number of shares to which the Investor is otherwise entitled. Because the price of the common stock was greater than $.125 on the 90th day after funding, the modification was extinguished.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2009 AND 2008

The Company determined that the total fair value of the warrants was $22,252 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate ranging from 1.31% to 1.40%, expected volatility of 169.01% and an expected term of the warrants of 3 years.  The initial calculated fair value of warrants of $22,252 was reflected by the Company as a valuation discount and offset to the carrying value of the Notes, and are being amortized by the effective interest method over the term of the Notes. As of March 31, 2009, the Company amortized $1,236 of the valuation discount, which is reflected as financing costs in the Company’s consolidated statements of operations.  During 1st quarter 2009, no principal or interest had been converted.

As of March 31, 2009, a balance of $1,633,869 remains through convertible notes payable.  The Company has accrued interest at a rate of 7% per annum, which totals $171,056 as of March 31, 2009.

On February 17, 2009, the Company entered into subscription agreement with a second accredited investor. The Company sold $30,000 of the Company’s 7% Convertible Debentures, 3-year warrants to purchase a number of shares equal to 50% of the number of shares issuable upon conversion of the debenture of the Company’s common stock at an exercise price of $0.21, and three-year warrants to purchase a number of shares equal to 50% of the number of shares issuable upon conversion of the debenture shares of the Company’s common stock at an exercise price of $0.315. The Debentures are convertible into shares of the Company’s common stock at $.105 per share pursuant to the following terms. If after 90 days from the original issue date of the debenture the market price of the Company’s common shares during the 90 day period has not closed at a bid price at or above $.12 per share for 3 or more consecutive trading days, in such instance then the Investors’ price per share shall be equal to the average closing bid price for the last 30 trading days immediately prior to the 90th day after the date of the addendum. Should the price of the common shares be $.105 or higher on the 90th day after the date of the addendum, then the purchase price per share shall remain at $.105 per share.  Should the Market Price of the shares be $.105 or higher on the 90th day after the date of the addendum, but less than $.125, then the Investor shall be entitled to an amount of additional shares equal to 10% of the number of shares to which the Investor is otherwise entitled. Because the price of the common stock was greater than $.125 on the 90th day after funding, the modification was extinguished.

The Company determined that the total fair value of the warrants was $5,807 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 1.22% , expected volatility of 169.01% and an expected term of the warrants of 3 years.  The initial calculated fair value of warrants of $5,807 was reflected by the Company as a valuation discount and offset to the carrying value of the Notes, and are being amortized by the effective interest method over the term of the Notes. As of March 31, 2009, the Company amortized $645of the valuation discount, which is reflected as financing costs in the Company’s consolidated statements of operations.  During 1st quarter 2009, no principal or interest had been converted.

As of March 31, 2009, a balance of $130,000 remains through convertible notes payable.  The Company has accrued interest at a rate of 7% per annum, which totals $8,283 as of March 31, 2009.

In October 2008, the Company entered into a new financing agreement for a convertible promissory note payable totaling $25,000.  On February 11, 2009, $25,438 in principal and interest was converted into 238,096 shares of the Company’s common stock.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2009 AND 2008

In September 2008, the Company entered into a new financing agreement for convertible promissory note payable totaling $50,000. On February 12, 2009, the Company issued 250,000 shares, valued at $9,500, as a penalty to extend the maturity to an unspecified date. On March 30, 2009, the investor foreclosed on its lien and security interest based on the previously entered into pledge agreement.  The note was secured by 1,000,000 shares of common stock of the Company held by the Company’s CEO.  As a result, the holder acknowledged that by virtue of its ownership of the shares, the note was deemed satisfied in full.

As further described in Note 5, the EITF 07-05 became effective January 1, 2009. In connection with its implementation, the Company was required to classify the conversion feature of certain convertible notes and related warrants to liabilities.

NOTE 4. TAO TECHNOLOGIES TRANSACTION

On June 3, 2008 the Company restructured a previous agreement with TAO Technologies GmbH and Professor Bernd Kroplin. The new agreement called for the establishment of a new US-based joint venture company to be called Sanswire-TAO that was to be owned equally by TAO and Sanswire Corp., through its wholly-owned subsidiary Sanswire Corp.—Florida.  Additionally, Sanswire-TAO would register the patents and intellectual property of TAO Technologies and Kroplin in the United States for the exclusive use of Sanswire-TAO.  On June 3, 2008, the Company treated the transaction as the investment in a joint venture and booked a $3,229,000 asset related to the investment.   The balance of $2,185,000 due for the investment is accrued in accrued expenses as of March 31, 2009.  The investment will be subject to impairment testing in the future.

NOTE 5.    DERIVATIVE LIABILITY

In June 2008, the FASB finalized Emerging Issues Task Force (“EITF”) 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.”  Under EITF 07-05, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature of the Company’s Debentures, and the warrants issued with the Debentures, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the Debenture holders from the potential dilution associated with future financings.  In accordance with EITF 07-05, the conversion feature of the Debentures was separated from the host contract, the Debenture, and recognized as an embedded derivative instrument.  Both the conversion feature of the Debenture and the warrants have been re-characterized as derivative liabilities. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using the Black-Scholes option pricing model and the following assumptions:

	March 31, 2009	January 1, 2009
Conversion feature:
Risk-free interest rate	0.21 – 0.81%	0.27 – 0.76%
Expected volatility	118 - 143%	118 - 134%
Expected life (in years)	0.39 – 1.87	0.33 - 1.76
Expected dividend yield	—	—

Warrants:
Risk-free interest rate	0.17 – 1.15%	0.11 – 1.00%
Expected volatility	40 - 174%	28 - 167%
Expected life (in years)	0.16 – 2.89	0.01 – 2.74
Expected dividend yield	—	—

Fair value:
Conversion feature	$412,210	$495,805
Warrants	$265,615	$252,439

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2009 AND 2008

The risk-free interest rate was based on rates established by the Federal Reserve.  In 2009, the Company’s expected volatility was based upon the historical volatility for its common stock.  The expected life of the Debentures’ conversion option was based on the maturity of the Debentures and the expected life of the warrants was determined by the expiration date of the warrants.  The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

EITF 07-05 was implemented in the first quarter of 2009 and is reported as the cumulative effect of a change in accounting principles.  The cumulative effect on the accounting for the conversion feature and the warrants as of January 1, 2009 was as follows:

Derivative Instrument	Additional Paid- In-Capital	Accumulated Deficit	Derivative Liability	Debenture

Conversion feature	$150,834	$(35,610)	$(495,805)	$380,581
Warrants	$—	$252,439	$(252,439)	$—
Total	$150,834	$216,829	$(748,244)	$380,581

Changes in the accumulated deficit include $216,829 in losses resulting from increases in the fair value of the derivative liabilities through December 31, 2008.  The derivative liability amounts reflect the fair value of each derivative instrument as of the January 1, 2009 date of implementation.   The warrants were originally recorded at their relative fair value as an increase in additional paid-in-capital.

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
PERIODS ENDED MARCH 31, 2009 AND 2008

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

NOTE 7. COMMON STOCK TRANSACTIONS

During the three month period ended March 31, 2009, the Company issued an aggregate of 4,620,227 shares of common stock for debt, including 1,000,000 shares for the replacement of shares lost when an investor foreclosed on its lien and security interest based on the previously entered into pledge agreement. Of the shares issued, 1,000,000 shares, or 21.6% were issued to insiders and affiliates as restricted securities and in accordance with SEC Rule 144. The common stock issued was valued at prices ranging from $0.038 to $0.105 per share, based on the closing market prices on the date the board of directors authorized the issuances. Subsequent to March 31, 2009, the Company issued an aggregate of 15,790,747 shares of common stock for debt, board compensation, and consulting agreements.

NOTE 8. STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

During the three months ended March 31, 2009, the Company issued no options to acquire common stock.

As of March 31, 2009, the exercise price of all options outstanding exceeds the market price of the Company’s stock, and therefore there was no intrinsic value.

Employee options vest according to the terms of the specific grant and expire from 3 to 5 years from date of grant. As of March 31, 2009, all options issued and outstanding have fully vested and thus there was no deferred compensation. Stock option activity as of March 31, 2009 was as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at December 31, 2008	15,982,752	$.350
Options Granted	—	—
Options Forfeited	—	—
Options Cancelled	—	—
Outstanding at March 31, 2009	15,982,752	$.350

WARRANTS

The following table summarizes certain information about the Company’s stock purchase warrants (including the warrants discussed in Note 3).

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2009 AND 2008

	Warrants Class A	Warrants Class B	Weighted Average Exercise Price
Outstanding at December 31, 2008	13,987,204	9,634,763	$0.253
Warrants Granted	666,667	444,444	0.252
Warrants Expired	3,305,383	2,203,589	0.252
Outstanding at March 31, 2009	11,348,488	7,875,618	$0.253

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

NOTE 10. SUBSEQUENT EVENTS

Amendment to September 2008 Financing Documents

On April 17, 2009, the Company entered into an amendment to the Subscription Agreement, dated September 17, 2008 pursuant to which the Company agreed (i) to extend the expiration date of both the Series A Warrant and Series B Warrant issued from October 15, 2010 to December 31, 2010 and (ii) extend the final date that the holder may make up to two additional purchases of the Company’s securities, from October 15, 2008 and December 15, 2008, respectively, until December 31, 2010 and December 31, 2010, respectively.  The Company may have non cash charges associated with this transaction in the future.

April 2009 Credit Facility

On April 15, 2009, Sanswire-Tao Corp. entered into a credit facility agreement pursuant to which the holder agreed to lend up to an aggregate principal amount of €800,000 until the earlier of (i) December 31, 2009 or (ii) until the holder loans Sanswire Tao Corp. the full amount.  Any loan made under the Credit Facility Agreement shall mature and become due and payable, in full, together with all accrued but unpaid interest thereon, on the later of (i) December 31, 2011 or (ii) the date the Company receives the proceeds from its customers from the sale of its first 34 meter unmanned autonomously controlled mid-altitude airship (the “STS-111”).  As consideration for entering into the Credit Facility Agreement, Sanswire-Tao agreed to pay an amount equal to fifty percent (50%) of the STS-111 Net Sale Proceeds, when, and if the Company receives such proceeds.  For purposes of the Credit Facility Agreement, the term “STS-111 Net Sale Proceeds” shall mean the actual proceeds received by STC for the sale of the first STS-111 minus the actual cost of construction.

On April 15, 2009, Sanswire-Tao entered into an assignment and assumption agreement  pursuant to which the holder assigned all of its rights, title and interest in and to the Credit Facility Agreement to a third party.

April 2009 Services Agreement

On April 15, 2009, the Company entered into a services agreement (the “2009 Services Agreement”) to engage a vendor to provide various, design, marketing and other services and assistance to the Company in connection with the development the STS-111.  The initial term of the 2009 Services Agreement shall be until the earlier of (i) the completion of the all of the services to be provided by the vendor in accordance with the 2009 Services Agreement or (ii) December 31, 2010.  In consideration for the services to be provided by the vendor in accordance with the 2009 Services Agreement, the Company will issue an aggregate amount of 12,500,000 shares of the Company’s common stock to be issued in accordance with the following schedule: (i) 7,500,000 shares of common stock to be issued upon execution of the 2009 Services Agreement (ii) 833,335 shares of the Company’s common stock to be issued on May 1, 2009 and (iii) 833,333 shares of the Company’s common stock to be issued on the first day of each month beginning on June 1, 2009 and continuing until October 1, 2009.  On April 30, 2009, the Company issued 7,500,000 shares in accordance with the agreement.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2009 AND 2008

April 2009 Subscription Agreements

On April 17, 2009, the Company entered into a subscription agreement pursuant to which an investor purchased 3,809,524 shares of the Company’s common stock for an aggregate purchase price of $400,000. On April 30, 2009 the Company issued 3,809,524 shares in accordance with the agreement.

Addition of Board Members

On April 22, 2009, the Company appointed Maj. Gen. Wayne P. Jackson (USA-Ret.) to the Board of Directors. The Company has agreed to compensate Gen. Jackson by paying him $5,000 per quarter and 250,000 common shares per quarter during this term of service. On April 30, 2009 the Company issued 250,000 shares in accordance with the agreement.

On May 3, 2009, the Company appointed David A. Christian as a director and chairman of the Board of Directors of the Company.   Mr. Christian will receive $5,000 per quarter in cash compensation and 250,000 shares of common stock per quarter during his tenure as a director. On April 30, 2009 the Company issued 250,000 shares in accordance with the agreement.

Series E Preferred Stock

On May 3, 2009, the Board of Directors approved the creation of a Series E Preferred Stock.  The terms of the Series E Preferred Stock were subsequently amended on May 14, 2009. The Series E Preferred Stock, as amended, does not pay dividends but each holder of Series E Preferred Stock shall be entitled to 21.5 votes for each share of common stock that the Series E Preferred Stock shall be convertible into.  The Series E Preferred Stock, as amended, has a conversion price of $0.105 and a stated value of $6.26.  Each share of Series E Preferred Stock is convertible, at the option of the holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price.  The Series E Preferred Stock has no liquidation preference.

On May 5, 2009, the Company entered into a conversion agreement with Rocky Mountain Advisors Corp., a consultant to the Company wholly owned by Thomas Seifert (“RMAC”), pursuant to which the Company agreed to convert $185,387 in consulting fees owed to RMAC for consulting services performed from October 19, 2007 to April 9, 2009 into 29,615 shares of Series E Preferred Stock, par value $0.001 per share.

On May 5, 2009, the Company entered into a conversion agreement with Daniyel Erdberg, the Company’s Vice President of Operations, pursuant to which the Company agreed to convert $121,487.99 in outstanding wages owed to Mr. Erdberg from July 1, 2008 to April 3, 2009 into 19,407 shares of Series E Preferred Stock.

On May 5, 2009, the Company entered into a conversion agreement with Jonathan Leinwand, the Chief Executive Officer, pursuant to which the Company agreed to convert $ 319,118.85 in outstanding wages owed to Mr. Leinwand from October 17, 2007 to April 3, 2009 into 50,978 shares of Series E Preferred Stock.

Leinwand Employment Agreement

On May 3, 2009, the Board of Directors of the Company ratified an employment agreement (effective March 1, 2008 (the “Effective Date”) by and between the Company and Mr. Jonathan Leinwand (“Executive”), whereby Executive was appointed as Chief Executive Officer and General Counsel of the Company.  The Employment Agreement has an initial term of one year from the Effective Date and will automatically renew for consecutive one year terms until such time that the Employment Agreement is terminated upon mutual agreement between the parties upon 30 days written notice or upon termination for cause. Pursuant to the Employment Agreement, Executive is to receive an annual base salary of $250,000 per year, subject review by the Board of Directors on an annual basis (the “Base Salary”). Executive was provided a signing bonus of 2,000,000 shares of the Company’s common stock upon execution of the Employment Agreement and will also be entitled to receive an annual bonus in the form of cash and/or equity compensation in amount equal to up to one hundred and fifty percent (150%) of Employee’s Base Salary.  Executive shall also be entitled to receive additional equity compensation in the amounts and upon completion of the following milestones as set forth below: (1) 2,000,000 shares upon the filing of the Company’s restated Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and the fiscal year ended December 31, 2004; (2) 2,000,000 shares upon the filing of the Company’s Annual Report on Form 10-K for the fiscal year December 31, 2007 and the fiscal year ended December 31, 2006; (3) 1,000,000 shares upon the Company’s quotation for trading on the Over-the-Counter Bulletin Board; (4) 2,000,000 shares upon the Company entering into an agreement that results in revenue for the Company in either the form of funds for research and development from an established defense contractor or government agency or the sale of an airship or revenues from other projects in excess of $250,000; (5) 2,000,000 shares upon the closing of financing of at least $1,000,000 in gross proceeds, in the aggregate, commencing from the date of initial appointment as CEO on September 10, 2007; and (6) 2,000,000 shares upon the Company’s market cap reaching $50,000,000.  Executive is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. Executive’s employment with the Company may be terminated at any time, with or without cause or good reason. In the event that Executive’s employment is terminated by the Company prior to the end of the Employment Agreement for any reason except malfeasance, fraud, or gross negligence then Executive shall be entitled to payment of salary, benefits and bonus for the three (3) months following such termination and shall be entitled to a pro-rata bonus for the term thereunder. To the extent permitted by law, the Company also agreed to indemnify Executive against any claim or liability and will hold Executive harmless from and pay any expenses (including, without limitation, legal fees and court costs), judgments, fines, penalties, settlements and other amounts arising out of or in connection with any act or omission of the Executive performed or made in good faith on behalf of the Company pursuant to the Employment Agreement, regardless of negligence.

Settlement of Trimax Wireless Litigation

On April 6, 2009, the Company entered into a settlement agreement with Ulrich Altvater, a former employee, and his company, Trimax Wireless.  As per the terms of the settlement, Mr. Altvater will return 1,640,000 shares of the Company’s common stock and certain equipment that was held by Trimax Wireless.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. See our annual report on Form 10-K for the year ended December 31, 2008.

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

RESULTS OF OPERATIONS

The following discussion and analysis summarizes the results of operations of the Company for the three-month periods ended March 31, 2009 and 2008.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2009 AND 2008

REVENUES. The Company had no revenue for the three month periods ended March 31, 2009 and 2008.

COST OF SALES. The Company had no cost of sales for the three month periods ended March 31, 2009 and 2008.

GROSS MARGIN. The Company had no gross margin for the three month periods ended March 31, 2009 and 2008.

OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance,  telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for the three month period ended March 31, 2009 were $332,084 compared to the three month period ended March 31, 2008 which had operating expenses of $897,893 a decrease of $565,809 or 63.0%. The decrease was primarily due to a continued reduction of expenses related to our operations, facilities and workforce during the second half of 2008.

During the three month period ended March 31, 2009 and 2008, Sanswire and its subsidiaries incurred payroll tax liability during the normal course of business at each payroll cycle. During 2008 the Company has reported its payroll tax liabilities on a timely basis, however the Company failed to deposit the appropriate withholding amounts. The Company has recognized this issue and contacted the IRS accordingly to make arrangement to pay any taxes due, which is currently estimated to be at least $200,000. The Company may be subject to penalties and interest from the IRS.

LOSS FROM OPERATIONS. We had an operating loss of $332,084 for the three month period ended March 31, 2009 as compared to an operating loss of $897,893 for the three month period ended March 31, 2008, primarily due to decreased operating expenses as described above, including lower operating costs and reductions of our various programs.

OTHER INCOME (EXPENSE). We had net other expenses totaling $321,269 during the three month period ended March 31, 2009 compared to other income of $1,475,104 during the three month period ended March 31, 2008. This variance was due primarily to the non cash charges related to the modifications of our convertible debentures of $1,096,650 in 2008.

Interest expense for the three month period ended March 31, 2009 was $391,688 compared to $378,454 for the three month period ended March 31, 2008. Interest expense increase was primarily due to an increase in non cash charges related to the Company’s convertible debentures.

LOSS FROM DISCONTINUED OPERATIONS. During the three month period ended March 31, 2009 we had no activity related to our discontinued operations compared to a loss of $244 during the three month period ended March 31, 2008. See note 2 in the financial statements for more information regarding the discontinued operations.

NET LOSS. We had a net loss of $653,353 in the three month period ended March 31, 2009 compared to $2,373,241 in the three month period ended March 31, 2008. The decrease in net loss is primarily attributable to the decrease in the operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

ASSETS. At March 31, 2009, the Company had total assets of $3,338,991 compared to total assets of $3,240,215 as of December 31, 2008.

The current assets at March 31, 2009, were $109,991 compared to $11,215 at December 31, 2008. As of March 31, 2009, the Company had $103,585 of cash and cash equivalents compared to $4,809 at December 31, 2008.

The Company had $3,229,000 of investments in joint venture as of March 31, 2009 and December 31, 2008.

LIABILITIES. At March 31, 2009, the Company had total liabilities of $18,746,754 compared to total liabilities of $17,944,125 as of December 31, 2008. The increase of $802,629 was principally due to the $677,825 in non cash charges associated with the derivative liabilities (see note 5 of the financial statements.) and the increase in convertible notes payable of $140,000 (see note 3 of the financial statements.)

CASH FLOWS. Our cash used in operating activities was $141,224 compared to $226,093 for the comparative period. The decrease was primarily due to the decreased level of operations and operating activities and changes in our current assets and liabilities.

Net cash provided by financing activities was $240,000 principally from the execution of new convertible debentures, as compared to $331,139 in the prior year.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $653,353 and a negative cash flow from operations of $141,224 for the three months ended March 31, 2009, and had a working capital deficiency of $18,636,763 and a stockholders’ deficit of $15,407,763 at March 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates that a net loss will continue for fiscal 2010.

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

Subsequent to March 31, 2009, the Company has raised $300,000 from investors; however this is not adequate funding to cover the Company’s working capital deficit or the net loss for the three month period ended March 31, 2009 of approximately $653,353.

As reflected in the accompanying financial statements, during the three month period ended March 31, 2009 we had a net loss of $653,353 compared to a net loss of $2,373,241 during the three month period ended March 31, 2008. Consequently, there is an accumulated deficit of $126,704,521 at March 31, 2009 compared to $125,834,338 at December 31, 2008.

Critical Accounting Policies and Use of Estimates

Estimates

The preparation of condensed consolidated financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts and classification of expense, and the disclosure of contingent assets and liabilities. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of Jonathan Leinwand, the Company’s Chief Executive Officer and Principal Financial Officer (the “Reviewing Officer”), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2009. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Reviewing Officer concluded that as of March 31, 2009, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, except for the establishment of the audit committee as contemplated below.

Remediation of Material WeaknessesMaterial weaknesses identified in prior years have been addressed. In the first phase of the program, already completed as of September 30, 2007, we hired consultants and accounting consultants to review our financial statements and prepare the restatement of our financial statements.

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

e.	Upon adequate funding, hiring additional staff leading to the segregation of duties to enable a better control environment

Changes in Internal Control over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the period ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Mitchell Siegel v. GlobeTel

On February 2, 2007, GlobeTel was sued in the Circuit Court for Broward County, Florida entitled Mitchell Siegel v. GlobeTel Communications Corp. , Case no. 0702456 (“the Siegel Lawsuit”). In this action, Siegel sued the Company for breach of contract in regards to a Key Executive Employment Agreement.  On February 15, 2008, both parties entered into a settlement agreement whereas Mr. Siegel would receive $175,000 worth of stock, payable over 12 months, and 50% of the gross proceeds, up to a total amount of $300,000, received from an October 2006 agreement. During 2008 the Company paid $131,250 in the Company’s common stock associated with the settlement agreement. During 2009, the Company paid the remaining $43,750 in the Company’s common stock.

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

On July 12, 2007, the Company terminated its agreement with Mr. Altvater and his company, Trimax Wireless, Inc.

In August 2007, Altvater and Trimax filed suit against the Company alleging, defamation, conversion, breach of contract and seeking injunctive relief.  On April 6, 2009, the parties entered into a settlement agreement.  As per the terms of the settlement, Mr. Altvater will return 1,640,000 shares of the Company’s common stock and certain equipment that was held by Mr. Altvater’s company, Trimax Wireless.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 3, 2009, the Board of Directors approved the creation of a Series E Preferred Stock.  The terms of the Series E Preferred Stock were subsequently amended on May 14, 2009. The Series E Preferred Stock, as amended, does not pay dividends but each holder of Series E Preferred Stock shall be entitled to 21.5 votes for each share of common stock that the Series E Preferred Stock shall be convertible into.  The Series E Preferred Stock, as amended, has a conversion price of $0.105 and a stated value of $6.26.  Each share of Series E Preferred Stock is convertible, at the option of the holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price.  The Series E Preferred Stock has no liquidation preference.

On May 5, 2009, the Company entered into a conversion agreement with Rocky Mountain Advisors Corp., a consultant to the Company (“RMAC”), pursuant to which the Company agreed to convert $185,387 in consulting fees owed to RMAC for consulting services performed from October 19, 2007 to April 9, 2009 into 29,615 shares of Series E Preferred Stock, par value $0.001 per share.

On May 5, 2009, the Company entered into a conversion agreement with Daniyel Erdberg, the Company’s Vice President of Operations, pursuant to which the Company agreed to convert $121,487.99 in outstanding wages owed to Mr. Erdberg from July 1, 2008 to April 3, 2009 into 19,407 shares of Series E Preferred Stock.

On May 5, 2009, the Company entered into a conversion agreement with Jonathan Leinwand, the Chief Executive Officer, pursuant to which the Company agreed to convert $ 319,118.85 in outstanding wages owed to Mr. Leinwand from October 17, 2007 to April 3, 2009 into 50,978 shares of Series E Preferred Stock.

The above securities were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit 3.1	Amendment No. 1 to the Series E Certificate of Designation

Exhibit 31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2009

SANSWIRE CORP.

By: /s/ Jonathan Leinwand
Jonathan Leinwand, Chief Executive Officer (Principal Executive Officer& Principal Financial Officer)