Form 10-Q
period 2009-06-30
Sanswire Corp.
filed 2009-09-14
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2009
OR
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

As of September 14, 2009, there were 226,070,599 shares of the issuer's common stock issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SANSWIRE CORP.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2009	DECEMBER 31, 2008 (Restated)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$108,671	$4,809
Inventories	1,110,700	—
Current assets from discontinued operations	6,406	6,406
TOTAL CURRENT ASSETS	1,225,777	11,215
NONCURRENT ASSETS
Intangible assets, net of accumulated amortization of $565,075	2,663,925	—
Investment in joint venture	—	3,229,000
Deposits	5,400	—
TOTAL NONCURRENT ASSETS	2,669,325	3,229,000
TOTAL ASSETS	$3,895,102	$3,240,215

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES
Accounts payable (including $577,400 and zero due to joint venture partner at June 30, 2009 and December 31, 2008, respectively)	$4,206,382	$3,802,777
Notes and convertible notes payable, net of discount of $95,707 and $134,423	9,213,351	9,264,732
Accrued expenses and other liabilities (including $2,185,000 due to joint venture partner at June 30, 2009 and December 31, 2008)	3,088,454	3,489,210
Fair value of derivative liabilities	2,884,398	748,244
Current liabilities from discontinued operations	1,387,406	1,387,406
TOTAL LIABILITIES	20,779,991	18,692,369

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series E Preferred stock, $.001 par value, 100,000 shares authorized;
100,000 shares issued and outstanding	100	—
Additional paid-in capital - Series E Preferred stock	625,894	—
Common stock, $.00001 par value, 250,000,000 shares authorized;
224,683,775 and 184,704,015 shares issued and outstanding	2,248	1,848
Additional paid-in capital	115,538,605	109,848,580
Accumulated deficit	(133,051,736)	(125,302,582)
TOTAL STOCKHOLDERS' DEFICIT	(16,884,889)	(15,452,154)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,895,102	$3,240,215

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	JUNE 30,				JUNE 30,
	2009		2008		2009		2008
			(Restated)				(Restated)

REVENUES		$—		$—		$—		$—
COST OF REVENUES		—		—		—		—
GROSS MARGIN		—		—		—		—
EXPENSES
Payroll and related taxes		142,902		158,664		260,336		531,035
Consulting fees		661,470		585,298		754,629		716,028
Officers' and directors' stock based compensation		2,900,530		52,500		2,900,530		337,500
Amortization		565,075		—		565,075		—
General and administrative		124,141		54,211		245,632		164,004
TOTAL EXPENSES		4,394,118		850,673		4,726,202		1,748,567
LOSS FROM OPERATIONS		(4,394,118)		(850,673)		(4,726,202)		(1,748,567)
OTHER INCOME (EXPENSE)
Loss on extinguishment of debt		—		—		—		(1,096,650)
Extinguishment of derivative liabilities		—		211,611		—		291,534
Change in fair value of derivative liabilities		(2,206,573)		266,877		(2,136,154)		(334,659)
Interest expense, net		(698,705)		(227,985)		(886,798)		(437,521)
NET OTHER INCOME (EXPENSE)		(2,905,278)		250,503		(3,022,952)		(1,577,296)
LOSS FROM CONTINUING OPERATIONS		(7,299,396)		(600,170)		(7,749,154)		(3,325,863)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS		—		48		—		(196)
NET LOSS		$(7, 299,396)		$(600,122)		$(7,749,154)		$(3,326,059)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC and DILUTED		205,852,582		140,369,224		195,688,165		136,715,497

LOSS PER SHARE FROM CONTINUING OPERATIONS
BASIC and DILUTED	$	(0.04)	$	(0.01)	$	(0.04)	$	(0.02)
GAIN/LOSS PER SHARE FROM DISCONTINUED OPERATIONS
BASIC and DILUTED		—		$0.00		—	$	(0.00)
NET LOSS PER SHARE
BASIC and DILUTED	$	(0.04)	$	(0.01)	$	(0.04)	$	(0.02)

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2009
 (Unaudited)

	COMMON STOCK
			ADDITIONAL
			PAID-IN
Description	SHARES	AMOUNT	CAPITAL

BALANCE, DECEMBER 31, 2008 (Restated)	184,704,015	$1,848	$109,848,580
Shares issued for cash	9,704,759	97	1,018,903
Shares issued for conversion of notes	5,394,655	54	568,946
Fair value of shares issued for settlement of debt	2,720,346	27	131,753
Fair value of shares issued for services	21,835,000	218	1,781,782
Shares issued for options exercised	75,000	1	(1)
Shares issued for interest	250,000	3	9,497
Fair value of vested options issued for officers’ and directors’ compensation	—	—	1,707,780
Warrants issued with convertible notes	—	—	28,060
Modification of warrants	—	—	443,305
Preferred Series E shares issued for accrued expenses	—	—	—
Preferred Series E shares issued for accounts payable	—	—	—
Net loss	—	—	—
BALANCE, JUNE 30, 2009	224,683,775	$2,248	$115,538,605

 (continued)

See accompanying notes to consolidated financial statements

SANSWIRE CORP.  AND SUBSIDIARIES (continued)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2009
 (Unaudited)

	SERIES E PREFERRED STOCK
			ADDITIONAL		TOTAL
			PAID-IN	ACCUMULATED	STOCKHOLDERS'
Description	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT

BALANCE, DECEMBER 31, 2008 (Restated)	—	$—	$—	$(125,302,582)	$(15,452,154)
Shares issued for cash	—	—	—	—	1,019,000
Shares issued for conversion of notes	—	—	—	—	569,000
Fair value of shares issued for settlement of debt	—	—	—	—	131,780
Fair value of shares issued for services	—	—	—	—	1,782,000
Shares issued for options exercised	—	—	—	—	—
Shares issued for interest	—	—	—	—	9,500
Fair value of vested options issued for officers’ and directors’ compensation	—	—	—	—	1,707,780
Warrants issued with convertible notes	—	—	—	—	28,060
Modification of warrants	—	—	—	—	443,305
Preferred Series E shares issued for accrued expenses	70,385	70	440,537	—	440,607
Preferred Series E shares issued for accounts payable	29,615	30	185,357	—	185,387
Net loss	—	—	—	(7,749,154)	(7,749,154)
BALANCE, JUNE 30, 2009	100,000	$100	$625,894	$(133,051,736)	$(16,884,889)

See accompanying notes to consolidated financial statements

SANSWIRE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2009	2008 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,749,154)	$(3,326,059)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	66,776	145,373
Amortization of intangible asset	565,075	—
Loss on extinguishment of debt	—	1,096,650
Stock based compensation	1,950,725	167,500
Extinguishment of derivative liabilities	—	(291,534)
Change in fair value of derivative liabilities	2,136,154	334,659
Fair value of vested options	1,707,780	244,831
Interest expense added to convertible notes payable	280,087	292,025
Fair value of modification of warrants	443,305	—
Change in operating assets and liabilities:
Inventories	(1,110,700)	—
Assets from discontinued operations	—	12,272
Accounts payable	602,023	369,476
Accrued expenses and other liabilities	83,602	811,976
Liabilities from discontinued operations	—	25
NET CASH USED BY OPERATING ACTIVITIES	(1,024,327)	(142,806)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments to joint venture	—	(385,000)
Deposits	(5,400)	—
NET CASH USED BY INVESTING ACTIVITIES	(5,400)	(385,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(25,411)	(25,139)
Cash overdraft	—	1,004
Proceeds from notes and loans payable	140,000	520,314
Proceeds from sale of common stock	1,019,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,133,589	496,179
NET INCREASE IN CASH AND EQUIVALENTS	103,862	(31,627)
CASH AND EQUIVALENTS – BEGINNING OF PERIOD	4,809	32,278
CASH AND EQUIVALENTS – END OF PERIOD	$108,671	$651
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$2,903	$122
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for joint venture	—	268,000
Common stock for accrued expenses	43,750	105,220
Common stock for accounts payable	13,031	—
Accrued expense for joint venture	—	659,000
Conversion of notes payable to common stock	484,774	3,600,904
Non-cash equity-warrant valuation and intrinsic value of beneficial conversion associated with convertible notes	28,060	151,178
Preferred stock for accrued expenses	440,607	—
Preferred stock for accounts payable	185,387	—

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

NATURE OF OPERATIONS

From 2002 to 2007, Sanswire Corp. (formerly known as GlobeTel Communications Corp.) ("Sanswire" or the “Company”) was involved in the following business sectors: stored value card services; wholesale telecommunications services; voice over IP; wireless broadband; and high altitude airships. These business units operated through various subsidiaries. The Company has discontinued operations in all but the high altitude airship sector through the Company’s consolidated joint venture, Sanswire-TAO (for more information see notes 2 and 6 below).

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

Sanswire’s main products will be airships, which provide a platform to transmit wireless capabilities from air to ground. The High Altitude class of prospective airships are generally referred to as HAAs (High Altitude Airships) but have also been called HAPs and HALEs (High Altitude Platforms, High Altitude Long Endurance). They have been designed to be able to keep a station in one location in the Stratosphere, at approximately 65,000 ft for durations of 30 days or more.

On April 14, 2009, the Company arranged for financing for Sanswire-TAO to construct its first 34 meter unmanned autonomously controlled mid-altitude airship and entered into a contract with its joint venture partner TAO Technologies to construct the airship platform.

On September 22, 2008 the Company filed a Certificate of Merger with the Secretary of State of the State of Delaware pursuant to which the wholly owned subsidiary, Sanswire Corp., a Delaware corporation, was merged into the Company. As a result of the filing of the Certificate of Merger, the corporate name was changed from GlobeTel Communications Corp. to Sanswire Corp.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Sanswire Corp. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

The condensed consolidated balance sheet information as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the SEC on April 9, 2009. These interim financial statements should be read in conjunction with that report (see Note 3).

The Company applied the provision of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R statement. “Consolidation of Variable Interest Entities (revised December 2003)” (“FIN 46R”) to its investment in Sanswire-TAO.  Under FIN 46R, a variable interest entity (VIE) is subject to consolidation if the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders.  As of June 30, 2009, the Company determined that that consolidation of Sanswire-TAO was appropriate.  Inter-company accounts and transactions have been eliminated in consolidation.

SANSWIRE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $7,749,154 and used cash in operating activities of $1,024,327 for the six months ended June 30, 2009, and had a working capital deficit of $19,554,214 and a stockholders’ deficit of $16,884,889 at June 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates that a net loss will continue for the balance of 2009.

Additional cash will still be needed to support operations. Management believes it can continue to raise capital from various funding sources, which when added to budgeted sales, will be sufficient to sustain operations at its current level through December 31, 2009. However, if budgeted sales levels are not achieved and/or if significant unanticipated expenditures occur, or if it is unable to obtain the necessary funding, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern. As of the date of this report the Company has continued to raise capital to sustain its current operations which have been reduced since January 1, 2008.  The Company will need to periodically seek investment to provide cash for operations until such time that operations provide sufficient cash flow to cover expenditures. (see also next paragraph)

On May 2, 2008, the Securities and Exchange Commission (“SEC”) filed a lawsuit in the United States District Court for the Southern District of Florida against GlobeTel Communications Corp. (the “Company”) and three former officers of the Company, Timothy J. Huff, Thomas Y. Jimenez and Lawrence E. Lynch. The SEC alleges, among other things, that the Company recorded $119 million in revenue on the basis of fraudulent invoices created by Joseph Monterosso and Luis Vargas, two individuals formerly employed by the Company who were in charge of its wholesale telecommunications business.  The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Company intends to vigorously defend itself in this action. The Staff is also considering recommending that the SEC authorize and institute proceedings to revoke the registration of Company’s securities pursuant to Section 12(j) of the Exchange Act (also see note 8).

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

SANSWIRE CORP. AND SUBSIDIARIES
NOTES TO UNADUITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

These Agreements usually require the Company to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the Agreement. These penalties are usually expressed as a fixed percentage, per month, of the original amount the Company received on issuance of the debt or preferred stock, common shares, options or warrants. The Company accounts for these penalties when it is probable that a penalty will be incurred. At June 30, 2009 the Company has no registration rights agreement requiring penalties to be recorded.

INCOME TAXES

Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes”.  SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

VALUATION HIERARCHY

SFAS No. 157, “Fair Value Measurements”, establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009 (unaudited):

		Fair Value Measurements at June 30, 2009
	Total Carrying Value at June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$108,671	$108,671	$—	$—
Derivative liabilities	2,884,398	—	—	2,884,398

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy. There were no changes in the valuation techniques during the three or six months ended June 30, 2009.

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

SANSWIRE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during each period. The basic and diluted net loss is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. If all outstanding options, warrants and convertible shares were to be converted or exercised as of June 30, 2009, the shares outstanding would be 307,750,236.   The Company's Articles of Incorporation currently allow for issuance of a maximum of 250,000,000 shares of common stock. As of  September 4, 2009, the Company has approximately 226,070,599 shares outstanding, leaving an unissued balance of authorized shares that is not sufficient to service the maximum requirements of all of its convertible securities. In the event we are unable to obtain an increase in our authorized common stock, we will be required to repay the various convertible debentures that we have issued and we will be subject to penalties associated with such failure to deliver shares of common stock upon conversion of the debentures as well as prepayment penalties. In addition, if we are unable to deliver shares of common stock upon exercise of various derivative securities, such holders may commence litigation against the Company.

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

INTANGIBLE ASSETS

Intangible assets are related to the Company's consolidated joint venture Sanswire-TAO (see Note 6).  Intangible assets with finite lives are amortized over their estimated useful lives, which are three years for patents and intellectual property.  In addition to amortization, intangible assets are tested at least annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount should be assessed.  An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  The Company generally measures fair value by considering sales prices for similar assets or by discounting estimated future net cash flows from such assets using a discount rate reflecting the Company's average cost of capital.

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

SANSWIRE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

RECENT ACCOUNTING PRONOUNCEMENTS

FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company has adopted this standard effective April 1, 2009 and the Company’s adoption of FAS 115-2 and 124-2 did not have a material impact on its condensed consolidated financial statements.

FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company has adopted this standard effective April 1, 2009 and the Company’s adoption of SFAS 157-4 did not have a material impact on its condensed consolidated financial statements.

 FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company has adopted this standard effective April 1, 2009 and the Company’s adoption of FAS 107-1 and APB 28-1 did not have a material impact on its condensed consolidated financial statements.

SANSWIRE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2. DISCONTINUED OPERATIONS

The Company decided to close several of its operations relating to its telecom and wireless activities during 2007 and has presented certain activities as discontinued operations as of June 30, 2009 and December 31, 2008.

The Company had the following assets and liabilities from its discontinued operations on its consolidated balance sheet as of June 30, 2009 (unaudited) and December 31, 2008:

JUNE 30 2009 (Unaudited)	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
Total assets	$6,406	$—	$6,406

Accounts payable	140,116	1,216,208	1,356,324
Accrued liabilities	9,605	21,477	31,082
Total current liabilities	149,721	1,237,685	1,387,406

Net liabilities of discontinued operations	$143,315	$1,237,685	$1,381,000

DECEMBER 31, 2008	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
Total assets	$6,406	$—	$6,406

Accounts payable	140,116	1,216,208	1,356,324
Accrued liabilities	9,605	21,477	31,082
Total current liabilities	149,721	1,237,685	1,387,406

Net liabilities of discontinued operations	$143,315	$1,237,685	$1,381,000

NOTE 3. RESTATEMENT OF FINANCIAL STATEMENTS

On September 4, 2009, the Company concluded, with the concurrence of the Company’s Board of Directors, that an accounting error had been made in the Company’s historical June 30 and December 31, 2008 consolidated financial statements in relation to the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to a Company's Own Stock” and the recording of certain warrants and the beneficial conversion feature of the Company’s convertible notes payable.   In accordance with EITF 00-19, the fair value of certain of the Company’s options and warrants and the embedded conversion feature of the Company’s convertible notes payable, have been re-characterized as derivative liabilities effective January 1, 2007.  SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.  As a result, the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008 and audited condensed consolidated financial statements as of December 31, 2008 have been restated.

SANSWIRE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

The effects of the restatement on the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2008 and as of December 31, 2008 are shown below (note: see table of adjustment descriptions at end of this section):

	December 31, 2008
Account	(As Initially Reported)	(Adjustment)		(As Restated)
Current Assets
Cash	$4,809	$—		$4,809
Current assets from discontinued operations	6,406	—		6,406
Total current assets	11,215	—		11,215
Investment in joint venture	3,229,000	—		3,229,000
Total Assets	$3,240,215	$—		$3,240,215
Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$3,802,777	$—		$3,802,777
Notes and notes payable, net of discount of $134,423	9,264,732	—		9,264,732
Accrued expenses and other liabilities	3,489,210	—		3,489,210
Derivative liabilities	—	748,244	1	748,244
Current liabilities from discontinued operations	1,387,406	—		1,387,406
Total current liabilities	17,944,125	748,244		18,692,369
Equity
Common stock	1,848	—		1,848
Additional paid-in capital	111,128,580	(1,280,000	) 1	109,848,580
Accumulated deficit	(125,834,338)	531,756	1	(125,302,582)
Total stockholders’ deficit	(14,703,910)	(748,244)		(15,452,154)
Total liabilities and deficit	$3,240,215	$—		$3,240,215

SANSWIRE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Six Months Ended June 30, 2008 (Unaudited)
Account	(As Initially Reported)	(Adjustment)		(As Restated)
Revenue	$—	$—		$—
Cost of revenues	—	—		—
Gross margin	—	—		—

Payroll and related taxes	(531,035)	—		(531,035)
Consulting fees	(716,028)	—		(716,028)
Noncash officers’ and directors’ compensation	(337,500)	—		(337,500)
General and administrative expenses	(164,004)	—		(164,004)
Loss from operations	(1,748,567)	—		(1,748,567)

Loss on extinguishment of debt	(1,096,650)	—		(1,096,650)
Interest expense	(544,955)	107,434	4	(437,521)
Extinguishment of derivative liabilities	—	291,534	3	291,534
Change in fair value of derivative liabilities	—	(334,659	) 2	(334,659)
Net other expense	(1,641,605)	64,309		(1,577,296)
Loss from continuing operations	(3,390,172)	64,309		(3,325,863)
Loss from discontinued operations	(196)	—		(196)
Net loss	$(3,390,368)	$64,309		$(3,326,059)
Net loss per share from continuing operations, basic and diluted	$(0.02)	$(0.00)		$(0.02)
Net loss per share from discontinuing operations, basic and diluted	$(0.00)	$—		$(0.00)
Weighted average shares outstanding, basic and diluted	136,715,497			136,715,497

	Three Months Ended June 30, 2008 (Unaudited)
Account	(As Initially Reported)	(Adjustment)		(As Restated)
Revenue	$—	$—		$—
Cost of revenues	—	—		—
Gross margin	—	—		—

Payroll and related taxes	(158,664)	—		(158,664)
Consulting fees	(585,298)	—		(585,298)
Noncash officers’ and directors’ compensation	(52,500)	—		(52,500)
General and administrative expenses	(54,211)	—		(54,211)
Loss from operations	(850,673)	—		(850,673)

Interest expense	(166,501)	(61,484	) 7	(227,985)
Extinguishment of derivative liabilities	—	211,611	6	211,611
Change in fair value of derivative liabilities	—	266,877	5	266,877
Net other expense	(166,501)	417,004		250,503
Loss from continuing operations	(1,017,174)	417,004		(600,170)
Gain from discontinued operations	48	—		48
Net loss	$(1,017,126)	$417,004		$(600,122)
Net loss per share from continuing operations, basic and diluted	$(0.01)	$0.00		$(0.01)
Net loss per share from discontinuing operations, basic and diluted	$(0.00)	$—		$(0.00)
Weighted average shares outstanding, basic and diluted	140,369,224			140,369,224

SANSWIRE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Six Months Ended June 30, 2008 (Unaudited)
	(As Initially Reported)	(Adjustment)		(As Restated)
Cash flow from operating activities:
Net loss	$(3,390,368)	$64,309		$(3,326,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	145,373	—		145,373
Loss on extinguishment of debt	1,096,650	—		1,096,650
Stock based compensation	167,500	—		167,500
Fair value of vested options	244,831	—		244,831
Change in fair value of derivative liabilities	—	334,659	2	334,659
Extinguishment of derivative liabilities	—	(291,534	) 3	(291,534)
Interest expense on convertible notes payable	292,025	—		292,025
Derivative obligation expense	107,434	(107,434	) 4	—
Decrease in assets:
Decrease in assets relating to discontinued operations	12,272	—		12,272
Increase in liabilities:
Accounts payable	369,476	—		369,476
Accrued expenses and other liabilities	811,976	—		811,976
Increase in liabilities relating to discontinued operations	25	—		25
Net cash used in operating activities	(142,806)	—		(142,806)
Cash flows from investing activities:
Payment on joint venture	(385,000)	—		(385,000)
Net cash used in investing activities	(385,000)	—		(385,000)
Cash flows from financing activities:
Payments on notes payable	(25,139)	—		(25,139)
Proceeds from notes and loans payable	520,314	—		520,314
Bank overdraft	1,004			1,004
Net cash provided by financing activities	496,179	—		496,179
Net decrease in cash and cash equivalents	(31,627)	—		(31,627)
Cash and cash equivalents, beginning of period	32,278	—		32,278
Cash and cash equivalents, end of period	$651	$—		$651

Description of adjustments:

(1)
To record $1,524,274 increase to derivative liability, $244,274 decrease to accumulated deficit for prior period recognition of derivative liability, and $1,280,000 decrease to additional paid in capital upon adoption of EITF 00-19.

(2)	To record $601,536 increase in derivative liability for the six months ended June 30, 2008.
(3)	To record $79,923 decrease from the extinguishment of derivative liabilities for the six months ended June 30, 2008.
(4)	To reclass $168,918 from interest expense to change in derivative liability for the six months ended June 30, 2008.
(5)	To record $266,877 increase in derivative liability for the three months ended June 30, 2008.
(6)	To record $211,611 decrease from the extinguishment of derivative liabilities for the three months ended June 30, 2008.
(7)	To reclass $61,484 from interest expense to change in derivative liability for the three months ended June 30, 2008.

SANSWIRE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 4. NOTES AND CONVERTIBLE NOTES PAYABLE

	June 30,	December 31,
	2009	2008
	(Unaudited)
(A) Notes payable	$5,997,030	$5,997,030
(B) Convertible notes payable	—	80,000
(C) Convertible promissory notes, net of unamortized discount of $95,707 and $134,423	1,805,218	2,016,913
Total	7,802,248	8,093,943
Accrued Interest	1,411,103	1,170,789
Total	$9,213,351	$9,264,732

(A) NOTES PAYABLE

Notes payable are made up of two separate notes.

As of June 30, 2009, a balance of $4,997,130 remains through an unsecured promissory note with no formal terms of repayment on the first note.  The Company has accrued interest at a rate of 7% per annum, which totals $994,664 as of June 30, 2009.

As of June 30, 2009, a balance of $999,900 remains through an unsecured promissory note with no formal terms of repayment on the second note.  The Company has accrued interest at a rate of 7% per annum, which totals $197,148 as of June 30, 2009.

(B) CONVERTIBLE NOTES PAYABLE

During May 2009, the balance of $80,000 in principal and $33,416 in interest were converted into 1,127,907 shares of Company common stock.  In addition, the Company issued 580,862 shares in settlement of any penalties associated with the remaining notes.

(C) CONVERTIBLE PROMISSORY NOTES

On February 17, 2009, the Company entered into subscription agreements with accredited investors. The Company sold $110,000 of the Company’s 7% Convertible Debentures, 3-year warrants to purchase a number of shares equal to 50% of the number of shares issuable upon conversion of the debenture of the Company’s common stock at an exercise price of $0.21, and three-year warrants to purchase a number of shares equal to 50% of the number of shares issuable upon conversion of the debenture shares of the Company’s common stock at an exercise price of $0.315. The Debentures are convertible into shares of the Company’s common stock at $.105 per share pursuant to the following terms.

The Company determined that the total fair value of the warrants was $22,252 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate ranging from 1.31% to 1.40%, expected volatility of 169.01% and an expected term of the warrants of 3 years.  The initial calculated fair value of warrants of $22,252 was reflected by the Company as a valuation discount and an offset to the carrying value of the Notes, and is being amortized by the straight line method over the term of the Notes. As of June 30, 2009, the Company amortized $3,090 of the valuation discount, which is reflected as interest expense in the Company’s consolidated statements of operations.  During the 2nd quarter 2009, no principal or interest had been converted however the Company has received a conversion request for the complete conversion at $.105 per share.

On April 29, 2009 the Company agreed to extend the expiration of certain warrants associated with the notes.  A charge of $399,707 was recorded for the change in the fair value of the warrants at the time of modification.  As of June 30, 2009, a balance of $1,633,869 remains outstanding on the convertible notes payable. The Company has accrued interest at a rate of 7% per annum, which totals $199,648 as of June 30, 2009.

SANSWIRE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

On February 17, 2009, the Company entered into subscription agreement with an accredited investor. The Company sold $30,000 of the Company’s 7% Convertible Debentures, 3-year warrants to purchase a number of shares equal to 50% of the number of shares issuable upon conversion of the debenture of the Company’s common stock at an exercise price of $0.21, and three-year warrants to purchase a number of shares equal to 50% of the number of shares issuable upon conversion of the debenture shares of the Company’s common stock at an exercise price of $0.315. The Debentures are convertible into shares of the Company’s common stock at $.105 per share pursuant to the following terms.

The Company determined that the total fair value of the warrants was $5,807 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 1.22%, expected volatility of 169.01% and an expected term of the warrants of 3 years.  The initial calculated fair value of warrants of $5,807 was reflected by the Company as a valuation discount and offset to the carrying value of the Notes, and is being amortized by the straight line method over the term of the Notes. As of June 30, 2009, the Company amortized $1,613 of the valuation discount, which is reflected as interest expense in the Company’s consolidated statements of operations.  During the 2nd quarter 2009, no principal or interest had been converted however the Company has received a conversion request for the complete conversion at $.105 per share.

On April 29, 2009 the Company agreed to extend the expiration of certain warrants associated with the notes.  A charge of $41,121 was recorded for the change in the fair value of the warrants at the time of modification. As of June 30, 2009, a balance of $130,000 remains outstanding on convertible notes payable.  The Company has accrued interest at a rate of 7% per annum, which totals $10,558 as of June 30, 2009.

During June 2009, the Company made payments totaling $25,411 to reduce a previously entered into note. As of June 30, 2009, a balance of $137,055 remains outstanding on the convertible notes payable.  The Company has accrued interest at a rate of 7% per annum, which totals $9,084 as of June 30, 2009.

In October 2008, the Company entered into a new financing agreement for a convertible promissory note payable totaling $25,000.  On February 11, 2009, $25,438 in principal and interest was converted into 238,096 shares of the Company’s common stock.

During May 2009, the Company converted a previously entered into note totaling $290,000 in principal and $5,921 in interest into 2,447,790 shares of Company common stock.

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

On April 17, 2009, the Company entered into an amendment to the Subscription Agreement, dated September 17, 2008 pursuant to which the Company agreed (i) to extend the expiration date of both the Series A Warrant and Series B Warrant issued from October 15, 2010 to December 31, 2010 and (ii) extend the final date that the holder may make up to two additional purchases of the Company’s securities, from October 15, 2008 and December 15, 2008, respectively, until December 31, 2010 and December 31, 2010, respectively.  A charge of $2,477 was recorded for the change in the fair value of the warrants at the time of modification.

SANSWIRE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 5.  INVENTORIES

Inventories are related to the Company's consolidated joint venture Sanswire-TAO (see Note 6).  Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis.  Inventories consist of the following at:

	June 30, 2009 (unaudited)	December 31, 2008
Work in process	$1,110,700	$—
Total inventories	1,110,700	—

NOTE 6.  JOINT VENTURE AND INTANGIBLE ASSETS

On June 3, 2008, the Company restructured a previous agreement with TAO Technologies GmbH and Professor Bernd Kroplin. The new agreement called for the establishment of a new 50/50 US-based joint venture company to be called Sanswire-TAO that was to be owned equally by TAO and Sanswire Corp., through its wholly-owned subsidiary Sanswire Corp.—Florida.  The agreement required TAO Technologies and Kroplin to transfer the patents and intellectual property of TAO Technologies and Kroplin in the United States to Sanswire-TAO for a payment of $3,229,000.  A remaining balance of $2,185,000 due for the investment is included in accrued expenses as of June 30, 2009.

The Company applied the provision of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R statement. “Consolidation of Variable Interest Entities (revised December 2003)” (“FIN 46R”) to its investment in Sanswire-TAO.  Under FIN 46R, a variable interest entity (VIE) is subject to consolidation if the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders.  On April 14, 2009, the Company arranged for financing for Sanswire-TAO to construct its first 34 meter unmanned autonomously controlled mid-altitude airship and entered into a contract with TAO Technologies to construct the airship platform.  As of June 30, 2009, the Company determined that consolidation of Sanswire-TAO was appropriate.  In April, 2009, Sanswire-TAO entered into a credit facility agreement and services agreement (see Note 8)

The estimated useful life of the patents and intellectual property is estimated to be 3 years and is being amortized on a straight-line basis. Amortization expense for the three months ended June 30, 2009 was $565,075. These assets will be tested for impairment annually or if certain circumstances indicate a possible impairment may exist in accordance with SFAS 142, Goodwill and Other Intangible Assets. The carrying value of these assets will be assessed at least annually and an impairment charge will be recorded if appropriate.  As of June 30, 2009 there was no impairment.

NOTE 7.  DERIVATIVE LIABILITIES

In 2007, the Company adopted EITF Issue No. 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133,"  collectively referred to as SFAS No. 133. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income.

SANSWIRE CORP.  AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

The derivative liabilities were valued using the Black-Scholes option pricing model and the following assumptions:

	June 30, 2009	January 1, 2009
Conversion feature:
Risk-free interest rate	0.19 – 1.11%	0.27 – 0.76%
Expected volatility	54 – 157%	118 - 134%
Expected life (in years)	0.14 – 1.62	0.33 - 1.76
Expected dividend yield	—	—

Warrants:
Risk-free interest rate	0.35 – 1.64%	0.11 – 1.00%
Expected volatility	69 - 179%	28 - 167%
Expected life (in years)	0.37 – 2.91	0.01 – 2.74
Expected dividend yield	—	—

Fair value:
Conversion feature	$629,563	$495,805
Warrants	$2,254,835	$252,439

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

SANSWIRE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Commission subsequently consolidated this action with another pending action involving former officers of the Company. The Commission has also moved to amend its complaint against the Company to include additional allegations of wrongdoing beginning in 2002, but which does not add any new defendants. The Company has been vigorously defending itself in this action.

Hudson Bay Fund LP et al.

Hudson Bay Fund LP and Hudson Bay Overseas Fund Ltd. filed an action against the Company relating to the warrants attached to a Subscription Agreement between those entities and the Company. The Hudson Bay entities are seeking to reprice the warrants, increase the number of shares they can purchase pursuant to the warrants, certain equitable remedies, and unspecified damages. The Company has retained outside counsel and has filed an answer and affirmative defenses in the case. The Company intends to vigorously defend the action, but the outcome of the action cannot be predicted.

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

SANSWIRE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

Joseph Monterosso

In October 2007 the Company filed a lawsuit in the Circuit Court for Broward County, Florida against Joseph J. Monterosso alleging Libel, Slander and Defamation, Tortuous Interference, Violations of FS § 836.05 (Threats Extortion)  and violations of FS §517 (Securities Fraud). Mr. Monterosso has not yet been served with the complaint pending additional information arising from the SEC lawsuit.  This action has been dismissed for lack of prosecution but may be refilled by the Company in the future.

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

Trimax Wireless

On April 6, 2009, the Company entered into a settlement agreement with Ulrich Altvater, a former employee, and his company, Trimax Wireless.  As per the terms of the settlement, Mr. Altvater will return 1,640,000 shares of the Company’s common stock and certain equipment that was held by Trimax Wireless. The Company has received the shares and certain equipment pursuant to the settlement and the matter has been dismissed.

Leinwand Employment Agreement (see Note 13)

On May 3, 2009, the Board of Directors of the Company ratified an employment agreement (effective March 1, 2008) by and between the Company and Mr. Jonathan Leinwand, whereby Mr. Leinwand was appointed as Chief Executive Officer and General Counsel of the Company.  The Employment Agreement has an initial term of one year from the Effective Date and will automatically renew for consecutive one year terms until such time that the Employment Agreement is terminated upon mutual agreement between the parties upon 30 days written notice or upon termination for cause. Pursuant to the Employment Agreement, Mr. Leinwand is to receive an annual base salary of $250,000 per year, subject review by the Board of Directors on an annual basis. Executive was provided a signing bonus of 2,000,000 shares of the Company’s common stock upon execution of the Employment Agreement and will also be entitled to receive an annual bonus in the form of cash and/or equity compensation in amount equal to up to one hundred and fifty percent (150%) of Employee’s Base Salary.  Executive shall also be entitled to receive additional equity compensation in the amounts and upon completion of the following milestones as set forth below: (1) 2,000,000 shares upon the filing of the Company’s restated Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and the fiscal year ended December 31, 2004; (2) 2,000,000 shares upon the filing of the Company’s Annual Report on Form 10-K for the fiscal year December 31, 2007 and the fiscal year ended December 31, 2006; (3) 1,000,000 shares upon the Company’s quotation for trading on the Over-the-Counter Bulletin Board; (4) 2,000,000 shares upon the Company entering into an agreement that results in revenue for the Company in either the form of funds for research and development from an established defense contractor or government agency or the sale of an airship or revenues from other projects in excess of $250,000; (5) 2,000,000 shares upon the closing of financing of at least $1,000,000 in gross proceeds, in the aggregate, commencing from the date of initial appointment as CEO on September 10, 2007; and (6) 2,000,000 shares upon the Company’s market cap reaching $50,000,000.  Executive is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. Executive’s employment with the Company may be terminated at any time, with or without cause or good reason. In the event that Executive’s employment is terminated by the Company prior to the end of the Employment Agreement for any reason except malfeasance, fraud, or gross negligence then Executive shall be entitled to payment of salary, benefits and bonus for the three  (3) months following such termination and shall be entitled to a pro-rata bonus for the term thereunder. To the extent permitted by law, the Company also agreed to indemnify Executive against any claim or liability and will hold Executive harmless from and pay any expenses (including, without limitation, legal fees and court costs), judgments, fines, penalties, settlements and other amounts arising out of or in connection with any act or omission of the Executive performed or made in good faith on behalf of the Company pursuant to the Employment Agreement, regardless of negligence.  Though Mr. Leinwand resigned as CEO and director on August 6, 2009, the agreement still remains in effect.

SANSWIRE CORP.AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

On May 5, 2009, the Company entered into a conversion agreement with Jonathan Leinwand, pursuant to which the Company agreed to convert $319,119 in outstanding wages accrued from this agreement from October 17, 2007 to April 3, 2009 into 50,978 shares of Series E Preferred Stock.

Seifert Employment Agreement

On June 1, 2009, the Board of Directors of Sanswire Corp. appointed Thomas Seifert as a Chief Financial Officer of the Company (“Executive”).  There is no understanding or arrangement between Mr. Seifert and any other person pursuant to which Mr. Seifert was selected as a Chief Financial Officer.  On June 1, 2009 the Company and Executive entered into that certain employment agreement whereby Executive was appointed as Chief Financial Officer of the Company.  The Employment Agreement has an initial term of three years from the Effective Date and will automatically renew for consecutive one year terms until such time that the Employment Agreement is terminated unless otherwise terminated by either party upon 10 days written notice or upon termination for cause. Pursuant to the Employment Agreement, Executive is to receive an annual base salary of $200,000 per year, subject review by the Board of Directors on an annual basis. Upon execution of the Employment Agreement, Executive was awarded a signing bonus of 1,500,000 shares of the Company’s common stock, $0.00001 par value and an option to purchase 500,000 shares of the Common Stock of the Company at an exercise price equal to $.14 per share.  Executive will also be entitled to receive an annual bonus in the form of cash and/or equity compensation in amount equal to up to one hundred and fifty percent (150%) of Employee’s Base Salary.  Executive shall also be entitled to receive additional equity compensation in the amounts and upon completion of the following milestones as set forth below: (1) 1,000,000 shares upon the Company commencing trading on the OTCBB; (2) 1,000,000 shares upon the Company commencing trading on a national trading market; (3) 1,000,000 shares upon the Company successfully filing timely SEC reports for a period of 12 consecutive months; (4) 1,000,000 shares upon the closing of financing of at least $2,000,000 in gross proceeds, in the aggregate, commencing from the date of initial appoint as CFO on June 1, 2009; (5) 1,000,000 shares upon the Company’s market cap reaching $75,000,000; and (6) 1,000,000 shares upon the Company’s market cap reaching $125,000,000.  Executive is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. Executive’s employment with the Company may be terminated at any time, with or without cause or good reason. In the event that Executive’s employment is terminated by the Company prior to the end of the Employment Agreement for any reason except cause then Executive shall be entitled to payment of salary, benefits and bonus for the twelve (12) months following such termination and shall be entitled to a pro-rata bonus for the term thereunder.  To the extent permitted by law, the Company also agreed to indemnify Executive against any claim or liability and will hold Executive harmless from and pay any expenses (including, without limitation, legal fees and court costs), judgments, fines, penalties, settlements and other amounts arising out of or in connection with any act or omission of the Executive performed or made in good faith on behalf of the Company pursuant to the Employment Agreement, regardless of negligence or personal responsibility or other.

SANSWIRE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Joint Venture April 2009 Credit Facility

On April 15, 2009, Sanswire-Tao Corp. entered into a credit facility agreement pursuant to which a private investor agreed to lend up to an aggregate principal amount of $1,132,800 until the earlier of (i) December 31, 2009 or (ii) until the holder loans Sanswire Tao Corp. the full amount.  Any loan made under the Credit Facility Agreement shall mature and become due and payable, in full, together with all accrued but unpaid interest thereon, on the later of (i) December 31, 2011 or (ii) the date the Company receives the proceeds from its customers from the sale of its first 34 meter unmanned autonomously controlled mid-altitude airship (the “STS-111”).  As consideration for entering into the Credit Facility Agreement, Sanswire-Tao agreed to pay an amount equal to fifty percent (50%) of the STS-111 Net Sale Proceeds, when, and if the Company receives such proceeds.  For purposes of the Credit Facility Agreement, the term “STS-111 Net Sale Proceeds” shall mean the actual proceeds received by STC for the sale of the first STS-111 minus the actual cost of construction. On April 15, 2009, Sanswire-Tao entered into an assignment and assumption agreement  pursuant to which the holder assigned all of its rights, title and interest in and to the Credit Facility Agreement to a third party.

Joint Venture April 2009 Services Agreement

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

NOTE 9. COMMON STOCK TRANSACTIONS

During the six month period ended June, 2009, the Company issued an aggregate of 39,979,760 shares of common stock for cash, debt, board compensation, and consulting agreements including 1,000,000 shares for the replacement of shares lost when an investor foreclosed on its lien and security interest based on the previously entered into pledge agreement. Of the shares issued, 12,050,000 shares, or 30.1% were issued to insiders and affiliates as restricted securities and in accordance with SEC Rule 144. The common stock issued was valued at prices ranging from $0.038 to $0.14 per share, based on the closing market prices on the date the board of directors authorized the issuances. Subsequent to June 30, 2009, the Company issued an aggregate of 1,386,824 shares of common stock for cash and previously entered into agreements.

NOTE 10. STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

During the six months ended June 30, 2009, the Company issued 19,672,222 options to acquire common stock.  The Company recorded $1,707,780 of compensation expense related to these options to acquire common stock in the three and six months ended June 30, 2009.

The fair value of grants issued in the three and six months ended June 30, 2009 were determined using a Black-Scholes option pricing model with the following assumptions: 1.5% average risk-free interest rate; 184% expected volatility; three year expected term, and 0% dividend yield.

SANSWIRE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Employee options vest according to the terms of the specific grant and expire from 3 to 5 years from date of grant. As of June 30, 2009, all options issued and outstanding have fully vested. Stock option activity as of June 30, 2009 was as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at December 31, 2008	15,982,752	$.350
Options Granted	19,672,222	.059
Options Exercised	(250,000)	.105
Options Cancelled	—	—
Outstanding at June 30, 2009	35,404,974	$.190

 The following table summarizes information about stock options outstanding as of June 30, 2009:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.045 to $0.37	35,404,974	$0.19	1.83	35,404,974	$0.19
	35,404,974			35,404,974

WARRANTS

The following table summarizes certain information about the Company’s stock purchase warrants (including the warrants discussed in note 4).

	Warrants Class A	Warrants Class B	Weighted Average Exercise Price
Outstanding at December 31, 2008	13,987,204	9,634,763	$0.253
Warrants Granted	2,852,380	2,630,157	0.252
Warrants Expired	3,305,382	2,203,588	0.252
Outstanding at June 30, 2009	13,534,202	10,061,332	$0.253

The aggregate intrinsic value of 35,404,974 options and 13,534,202 Class A and 10,061,332 Class B warrants outstanding and exercisable as of June 30, 2009 was $5,321,551. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company’s common shares for the options that were in-the-money as of June 30, 2009. At June 30, 2009, all options shares and warrant shares were vested, and there is no unamortized cost to be recognized in future periods.

NOTE 11. PREFERRED STOCK

On May 3, 2009, the Board of Directors approved the creation of a Series E Preferred Stock.  The terms of the Series E Preferred Stock were subsequently amended on May 14, 2009. The Series E Preferred Stock, as amended, does not pay dividends but each holder of Series E Preferred Stock shall be entitled to 21.5 votes for each share of common stock that the Series E Preferred Stock shall be convertible into.  The Series E Preferred Stock, as amended, has a conversion price of $0.105 and a stated value of $6.26.  Each share of Series E Preferred Stock is convertible, at the option of the holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price.  The Series E Preferred Stock has no liquidation preference.  The Company also cancelled all the authorized shares associated with the Series A, B, C, and D of Preferred Stock.

SANSWIRE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

On May 5, 2009, the Company entered into a conversion agreement with Rocky Mountain Advisors Corp., a consultant to the Company (“RMAC”) and owned by the Company’s Chief Financial Officer, Thomas Seifert, pursuant to which the Company agreed to convert $185,387 in consulting fees owed to RMAC for consulting services performed from October 19, 2007 to April 9, 2009 into 29,615 shares of Series E Preferred Stock, par value $0.001 per share.

On May 5, 2009, the Company entered into a conversion agreement with Daniyel Erdberg, the Vice President of Operations, pursuant to which the Company agreed to convert $121,488 in outstanding wages accrued from July 1, 2008 to April 3, 2009 into 19,407 shares of Series E Preferred Stock.

On May 5, 2009, the Company entered into a conversion agreement with Jonathan Leinwand, the Chief Executive Officer, pursuant to which the Company agreed to convert $ 319,119 in outstanding wages owed accrued from October 17, 2007 to April 3, 2009 into 50,978 shares of Series E Preferred Stock.

The preferred stock was valued based on the amount forgiven by related parties as capital contribution.

NOTE 12. INCOME TAXES

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

NOTE 13. SUBSEQUENT EVENTS

Resignation and Appointment of Chief Executive Office and  Board of Director Members

On August 6, 2009, the Board of Directors appointed Captain David A. Christian (USA-Ret.), the Chairman of the Board of Directors, as the Chief Executive Officer of the Company.  In addition, at the Board of Directors meeting, Jonathan Leinwand resigned as a director and Chief Executive Officer of the Company and Przemyslaw Kostro resigned as a director of the Company.  As Chairman of the Board of Directors, Mr. Christian receives $5,000 per quarter in cash compensation and 250,000 shares of common stock per quarter during his tenure as a director. On April 30, 2009, the Company issued 250,000 shares in accordance with the agreement.  The Company and Mr. Christian are currently negotiating the terms of Mr. Christian’s employment agreement.

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

On September 22, 2008, we effected a name change to Sanswire Corp. in recognition of the entity that contained our sole business focus. Thus, moving forward, the Company is Sanswire Corp., whose primary business is the design, construction and marketing of a variety of aerial vehicles through a joint venture with TAO Technologies, Stuttgart, Germany, named Sanswire-TAO Corp.

The High Altitude class of prospective airships are generally referred to as HAAs (High Altitude Airships) but have also been called HAPs and HALEs (High Altitude Platforms, High Altitude Long Endurance). They have been designed to be able to keep a station in one location in the Stratosphere, at approximately 65,000 ft for durations of 30 days or more.

RESULTS OF OPERATIONS

The following discussion and analysis summarizes the results of operations of the Company for the three and six month periods ended June 30, 2009 and 2008.

COMPARISON OF THREE MONTHS ENDED JUNE, 2009 AND 2008

REVENUES. The Company had no revenue for the three months ended June 30, 2009 and 2008.

COST OF SALES. The Company had no cost of sales for the three months ended June 30, 2009 and 2008.

GROSS MARGIN. The Company had no gross margin for the three months ended June 30, 2009 and 2008.

OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance,  telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for the three month period ended June 30, 2009 were $4,394,118 compared to the three month period ended June 30, 2008 which had operating expenses of $850,673 a increase of $3,543,445 or 416.5%. The increase was primarily due to charges associated with stock and employee stock options issuances.

During the three month period ended June, 2009 and 2008, Sanswire and its subsidiaries incurred payroll tax liability during the normal course of business at each payroll cycle. During 2009 and 2008, the Company has reported its payroll tax liabilities on a timely basis, however the Company failed to deposit the appropriate withholding amounts during 2008. For 2009, the Company has engaged a third party to process its payroll information, including appropriate payroll taxes and has thus has been timely and is current in its payroll tax payments. In addition, the Company has recognized its past issue and contacted the IRS accordingly to make arrangement to pay any taxes due, which is currently estimated to be at least $200,000 including liabilities associated with the Company’s subsidiaries that are classified in discontinued operations. The Company may be subject to penalties and interest from the IRS.

LOSS FROM OPERATIONS. We had an operating loss of $4,394,118 for the three month period ended June 30, 2009 as compared to an operating loss of $850,673 for the three month period ended June 30, 2008, primarily due to charges associated with stock and employee option issuances as described above, including lower operating costs and reductions of our various programs.

OTHER INCOME (EXPENSE). We had net other expenses totaling $2,905,278 during the three month period ended June 30, 2009 compared to other income of $250,503 for the three month period ended June 30, 2008. This variance was due primarily to the non cash charges related to the modifications of warrants of $443,305 and non cash charges related to derivatives of $2,206,573 during 2009.

Interest expense for the three month period ended June 30, 2009 was $698,705 compared to $227,985 for the three month period ended June 30, 2008. Interest expense increase was primarily due to an increase in non cash charges related to the Company’s convertible debentures.

LOSS FROM DISCONTINUED OPERATIONS. During the three month period ended June 30, 2009 we had no activity related to our discontinued operations compared to a gain of $48 during the three month period ended June 30, 2008. See note 2 in the financial statements for more information regarding the discontinued operations.

NET LOSS. We had a net loss of $7,299,396 in the three month period ended June 30, 2009 compared to $600,122 in the three month period ended June 30, 2008. The increase in net loss is primarily attributable to the increase in the operating expenses as discussed above.

COMPARISON OF SIX MONTHS ENDED JUNE, 2009 AND 2008

REVENUES. The Company had no revenue for the six months ended June 30, 2009 and 2008.

COST OF SALES. The Company had no cost of sales for the six months ended June 30, 2009 and 2008.

GROSS MARGIN. The Company had no gross margin for the six months ended June 30, 2009 and 2008.

OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance,  telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for the six month period ended June 30, 2009 were $4,726,202 compared to the six month period ended June 30, 2008 which had operating expenses of $1,748,567 an increase of $2,977,635 or 170.3%. The increase was primarily due to charges associated with stock and employee stock options issuances.

During the six month period ended June, 2009 and 2008, Sanswire and its subsidiaries incurred payroll tax liability during the normal course of business at each payroll cycle. During 2009 and 2008, the Company has reported its payroll tax liabilities on a timely basis, however the Company failed to deposit the appropriate withholding amounts during 2008. For 2009, the Company has engaged a third party to process its payroll information, including appropriate payroll taxes and has thus has been timely and is current in its payroll tax payments. In addition, the Company has recognized its past issue and contacted the IRS accordingly to make arrangement to pay any taxes due, which is currently estimated to be at least $200,000 including liabilities associated with the Company’s subsidiaries that are classified in discontinued operations. The Company may be subject to penalties and interest from the IRS.

LOSS FROM OPERATIONS. We had an operating loss of $4,726,202 for the six month period ended June 30, 2009 as compared to an operating loss of $1,748,567 for the six month period ended June 30, 2008, primarily due to charges associated with stock and employee option issuances as described above, including lower operating costs and reductions of our various programs.

OTHER INCOME (EXPENSE). We had net other expenses totaling $3,022,950 during the six month period ended June 30, 2009 compared to $1,577,296 for the six month period ended June 30, 2008. This variance was due primarily to the non cash charges related to the modifications of warrants of $443,305 and non cash charges related to derivatives of $2,136,154 during 2009 compared to the non cash charges related to the modifications of our convertible debentures of $1,096,650 in 2008.

Interest expense for the six month period ended June 30, 2009 was $886,796 compared to $437,521 for the six month period ended June 30, 2008. Interest expense increase was primarily due to an increase in non cash charges related to the Company’s convertible debentures.

LOSS FROM DISCONTINUED OPERATIONS. During the six month period ended June 30, 2009 we had no activity related to our discontinued operations compared to a loss of $196 during the six month period ended June 30, 2008. See note 2 in the financial statements for more information regarding the discontinued operations.

NET LOSS. We had a net loss of $7,749,154 in the six month period ended June 30, 2009 compared to $3,326,059 in the six month period ended June 30, 2008. The increase in net loss is primarily attributable to the increase in the operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

ASSETS. At June 30, 2009, the Company had total assets of $3,895,102 compared to total assets of $3,240,215 as of December 31, 2008.

The current assets at June 30, 2009, were $1,225,777 compared to $11,215 at December 31, 2008 which were comprised of $108,671 in cash and cash equivalents and $1,110,700 in work in process/inventory.

The Company had $2,663,925 in intangible assets as of June 30, 2009 compared to none as of December 31, 2008.

LIABILITIES. At June 30, 2009, the Company had total liabilities of $20,779,991 compared to total liabilities of $18,692,369 as of December 31, 2008. The increase of $2,087,622 was principally due to $2,136,154 in changes associated with the derivative liabilities (see note 7 of the financial statements.)

CASH FLOWS. Our cash used in operating activities was $1,024,327 compared to $142,806 for the comparative period. The increase was primarily due to the increased level of operations and operating activities and changes in our current assets and liabilities.

Net cash provided by financing activities was $1,133,589 principally from the proceeds of the sale of common stock, as compared to $496,179 for the six months ended June 30, 2008.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $7,749,154 and a negative cash flow from operations of $1,024,327 for the six months ended June 30, 2009, and had a working capital deficit of $19,554,214 and a stockholders’ deficit of $16,884,889 at June 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates that a net loss will continue for the balance of 2009.

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

Subsequent to June 30, 2009, the Company has raised $184,450 from investors; however this is not adequate funding to cover the Company’s working capital deficit or the operating loss for the three month period ended June 30, 2009 of approximately $4,394,118.

As reflected in the accompanying financial statements, during the three month period ended June 30, 2009 we had a net loss of $7,299,396 compared to a net loss of $600,122 during the three month period ended June 30, 2008. Consequently, there is an accumulated deficit of $133,051,735 at June 30, 2009 compared to $125,302,582 at December 31, 2008.

The Company's Articles of Incorporation currently allow for issuance of a maximum of 250,000,000 shares of common stock. As of September 4, 2009, the Company has approximately 226,070,599 shares outstanding, leaving an unissued balance of authorized shares that is not sufficient to service the maximum requirements of all of its convertible securities. In the event we are unable to obtain an increase in our authorized common stock, we will be required to repay the various convertible debentures that we have issued and we will be subject to penalties associated with such failure to deliver shares of common stock upon conversion of the debentures as well as prepayment penalties. In addition, if we are unable to deliver shares of common stock upon exercise of various derivative securities, such holders may commence litigation against the Company.

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

Recent Accounting pronouncements

FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company has adopted this standard effective April 1, 2009 and the Company’s adoption of FAS 115-2 and 124-2 did not have a material impact on its condensed consolidated financial statements.

FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company has adopted this standard effective April 1, 2009 and the Company’s adoption of SFAS 157-4 did not have a material impact on its condensed consolidated financial statements.

 FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company has adopted this standard effective April 1, 2009 and the Company’s adoption of FAS 107-1 and APB 28-1 did not have a material impact on its condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of Jonathan Leinwand, the Company’s Chief Executive Officer and Chief Financial Officer (the “Reviewing Officers”), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2009 (the “Quarter”). In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Reviewing Officers concluded that as of the end of the Quarter, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, except for the establishment of the audit committee as contemplated below.

Initially, on May 4, 2007 the Company determined that the Company had ineffective controls over revenue recognition.   On September 3, 2009, the Company then also determined that it has not properly accounted for various derivative liabilities resulting in this restatement.

We have categorized our efforts to address our material weaknesses into two phases.  In the first phase of the program, already completed as of September 30, 2007, we hired consultants and accounting consultants to review our financial statements and prepare the restatement of our financial statements.  Our remediation measures relating to revenue recognition include a review by management of revenue items other than normal sales and also the discontinuation of the operations of our Centerline Communications LLC subsidiary for which we had previously restated revenue.

In the second phase of the program, we have commenced to and continue to implement certain new policies and procedures such as:

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

e.	Upon adequate funding, hiring additional staff leading to the segregation of duties to enable a better control environment

Our remediation efforts in light of the improper accounting of our derivative liabilities include restating our financial statements for March 31, June 30, September 30 and December 31, 2008 as well as March 31, 2009.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the Quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Commission subsequently consolidated this action with another pending action involving former officers of the Company. The Commission has also moved to amend its complaint against the Company to include additional allegations of wrongdoing beginning in 2002, but which does not add any new defendants. The Company has been vigorously defending itself in this action.

Hudson Bay Fund LP et al.

Hudson Bay Fund LP and Hudson Bay Overseas Fund Ltd. filed an action in Supreme Court of the State of New York, New York County against the Company claiming declaratory judgment, specific performance, and breach of contract relating to the warrants it acquired in connection with its investment.  . The Hudson Bay entities are seeking to reprice the warrants, increase the number of shares they can purchase pursuant to the warrants, certain equitable remedies, and unspecified damages. The Company has retained outside counsel and has filed an answer and affirmative defenses in the case. The Company intends to vigorously defend the action, but the outcome of the action cannot be predicted.

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

Joseph Monterosso

In October 2007 the Company filed a lawsuit in the Circuit Court for Broward County, Florida against Joseph J. Monterosso alleging Libel, Slander and Defamation, Tortuous Interference, Violations of FS § 836.05 (Threats Extortion)  and violations of FS §517 (Securities Fraud). Mr. Monterosso has not yet been served with the complaint pending additional information arising from the SEC lawsuit.  This action has been dismissed for lack of prosecution but may be refilled by the Company in the future.

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

Trimax Wireless

On July 3, 2007 the Company filed suit against its former employee Ulrich Altvater and his company Trimax Wireless seeking the return of certain equipment held at the former GlobeTel Wireless offices and for the return of $175,000 lent to Altvater by the Company. The replevin action against Trimax was dismissed on the basis of venue. In August 2007, Altvater and Trimax filed suit against the Company alleging, defamation, conversion, breach of contract and seeking injunctive relief.  On April 6, 2009, the parties entered into a settlement agreement.  As per the terms of the settlement, Mr. Altvater will return 1,640,000 shares of the Company’s common stock and certain equipment that was held by Mr. Altvater’s company, Trimax Wireless.

Item 1A.  Risk Factors

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

On May 5, 2009, the Company entered into a conversion agreement with Daniyel Erdberg, the Company’s Vice President of Operations, pursuant to which the Company agreed to convert $121,488 in outstanding wages owed to Mr. Erdberg from July 1, 2008 to April 3, 2009 into 19,407 shares of Series E Preferred Stock.

On May 5, 2009, the Company entered into a conversion agreement with Jonathan Leinwand, the former Chief Executive Officer, pursuant to which the Company agreed to convert $ 319,119 in outstanding wages owed to Mr. Leinwand from October 17, 2007 to April 3, 2009 into 50,978 shares of Series E Preferred Stock.

The above securities were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit 3.1	Amendment No. 1 to the Series E Certificate of Designation

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 14, 2009

SANSWIRE CORP.

By:	/s/ David A. Christian
David A. Christian, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

SANSWIRE CORP.

By:	/s/ Thomas Seifert
Thomas Seifert, Chief Financial Officer (Principal Accounting and Financial Officer)