Form 10-K/A
period 2008-12-31
Sanswire Corp.
filed 2009-09-22
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to the
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

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

.   Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer ☐   Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

State issuer's revenues for its most recent fiscal year ended December 31, 2008: $0.

As of September 14, 2009, there were 226,070,599 shares of the issuer's common stock issued and outstanding. Affiliates of the issuer own 6,735,586 shares of the issuer's issued and outstanding common stock and the remaining 219,335,013 shares are held by non-affiliates. The aggregate market value of the shares held by non-affiliates at September 14, 2009 was $28,513,552.

DOCUMENTS INCORPORATED BY REFERENCE:

There are documents incorporated by reference in this Annual Report on Form 10-K, which are identified in Part III, Item 13.

(*) Affiliates for the purposes of this Annual Report refer to the officers, directors of the issuer and subsidiaries and/or persons or firms owning 5% or more of issuer's common stock, both of record and beneficially.

EXPLANATORY NOTE:

The purpose of this Amendment No. 1 to Form 10-K (“Amendment”) is to amend our initial filing of an Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on April 9, 2009 and to amend our initial filing of an Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on October 8, 2008 (collectively, the “Initial Filing”).  Defined terms used in this Amendment but not defined herein have the meanings ascribed to them in the Initial Filing.

On September 11, 2009, we filed a Current Report on Form 8-K with the SEC disclosing that our management concluded that an accounting error had been made in the Company’s historical December 31, 2008 and 2007 financial statements in relation to the recording of derivative liabilities related to the conversion feature and associated warrants issued with convertible notes during 2006, 2007, and 2008.  As a result, the Company’s financial statements for the years ended December 31, 2008 and 2007 must be restated (the “Restatements”).  In light of the Restatements, the financial statements and other financial information included in the Initial Filing are being restated in this Amendment.

Unless specified, the disclosures provided in this document have not been updated for more current information.  Therefore, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the date of the Initial Filing.

PART I

Forward-Looking Statements and Risk Factors

Certain information included in this amended Form 10-K and other materials filed or to be filed by Sanswire Corp. ("Sanswire," "GlobeTel," the “Company”, "we", "us" or "our") with the Securities and Exchange Commission (as well as information included in oral or written statements made from time to time by us, may contain forward-looking statements about our current and expected performance trends, business plans, goals and objectives, expectations, intentions, assumptions and statements concerning other matters that are not historical facts. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as "believe", "plan", "will likely result", "expect", "intend", "will continue", "is anticipated", "estimate", "project", "may", "could", "would", "should" and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements.

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

The following risk factors may affect our operating results and the environment within which we conduct our business. If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements. These risk factors include, but are not limited to, changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending, including the armed conflict in Iraq or other potential countries; various factors which increase the cost to develop airships, including factors under the influence and control of government agencies and others; fluctuations in the availability and/or cost of helium, carbon fiber or other resources necessary to successfully assemble our airships; our Company's ability to raise prices sufficiently to offset cost increases, including increased costs for resources; the feasibility and commercial viability of our Stratellite project; related contemplated funding from third parties to finance the project, and necessary cooperation with various military and non-military agencies of the United States government, and similar agencies of foreign governments; depth of management and technical expertise and source of intellectual and technological resources; adverse publicity about us and our airships; relations between our Company and its employees and partners; legal claims and litigation against the Company; including the recently commenced SEC lawsuit; the availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures; changes in, or any failure to comply with, governmental regulations; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; and other risks and uncertainties referenced in this amended Annual Report on Form 10-K. This statement, and any other statements that are not historical facts, are forward-looking statements.

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

Number of Total Employees and Number of Full-Time Employees

As of September 14, 2009 we have 5 full-time employees, including our executive officers and employees of our subsidiaries. We do not believe that we will have difficulty in hiring and retaining qualified individuals for our general operations and any technical personnel required for the aerospace projects will primarily be hired overseas to work with the existing TAO personnel.

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

Joseph Monterosso

In October 2007 the Company filed a lawsuit in the Circuit Court for Broward County, Florida against Joseph J. Monterosso alleging Libel, Slander and Defamation, Tortuous Interference, Violations of FS § 836.05 (Threats Extortion)  and violations of FS §517 (Securities Fraud). Mr. Monterosso has not yet been served with the complaint pending additional information arising from the SEC lawsuit. This action has been dismissed for lack of prosecution but may be refiled by the Company in the future.

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

Derivative Action

On July 10, 2006 a derivative action was filed against the officers and directors of Sanswire alleging that they have not acted in the best interest of the Company or the shareholders and alleged that the transaction to install wireless networks in Russia was a sham. The lawsuit is pending in the Federal District Court forthe Southern District of Florida (Civil Case No. 06-60923). The Company believes that the suits are without merit and will vigorously defend against it. The Company has hired outside counsel to defend it in this action. The Company and the Plaintiff have reached an agreement in principle to settle this action and have submitted such settlement with the Court for its approval. Under the terms of the settlement, Company’s D&O insurance carrier will pay $60,000 in attorneys’ fees to plaintiff’s counsel, the Company will implement or maintain certain corporate governance changes, and all claims will be dismissed with prejudice.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) MARKET PRICE

In October 2006, our stock was delisted from the American Stock Exchange and began trading on the Pink Sheets under the symbol “GTEM”. From October 2006 to October 2008 our shares of common stock have been quoted on the Pink Sheets quotation system under the symbol “GTEM." Effective October 8, 2008 our shares of common stock have been quoted on the Pink Sheets quotation system under the symbol “SNSR" and effective August 7, 2009 our shares of common stock have been quoted on the OTCBB quotation system under the symbol “SNSR"

The following information sets forth the high and low bid price of our common stock during fiscal 2008, and 2007 and was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

	Year Ended December 31,
	2008	2007
	(Restated)	(Restated)
Statement of Operations Data:
Revenue	$—	$53,754
Cost of revenue	—	15,529
Gross margin (loss)	—	38,225
Operating expenses
General and administrative expenses	476,827	1,567,968
Consulting fees	1,415,235	1,635,303
Payroll and related taxes	887,283	3,611,596
Research and development	—	(14,856)
Officers’ and directors’ compensation	435,000	696,790
Loss from operations	(3,214,345)	(7,458,576)
(Loss) gain on extinguishment of debt	(1,096,650)	254,200
Extinguishment of derivative liability	465,173	123,313
Change in fair value of derivative liability	375,166	962,304
Interest expense, net	(1,127,420)	(2,482,296)
Loss from continuing operations	(4,598,076)	(8,601,055)
Loss/Gain from discontinued operations	(197)	(1,918,806)
Net loss	$(4,598,273)	$(10,519,861)
Net loss per share
Basic and diluted	$(0.03)	$(0.09)

	As of December 31,
	2008	2007
	(Restated)	(Restated)
Balance Sheet Data:
Cash and cash equivalents	$4,809	$32,278
Investment in joint venture	3,229,000	—
Deposits	—	391,000
Total assets	3,240,215	441,956
Total liabilities	18,692,369	15,255,261
Stockholders’ deficit	(15,452,154)	(14,813,305)

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

OTHER INCOME (EXPENSE). We had net other expenses totaling ($1,383,731) during fiscal year 2008 compared to ($1,142,479) during fiscal 2007. This variance was due primarily to the non cash charges related to the non cash charges related to derivatives of $840,339 during fiscal year 2008 compared to the $1,085,617 for fiscal year 2007.Also included are the non cash charges related to the modifications of our convertible debentures of ($1,096,650) compared to a $254,200 gain in 2007.

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

NET LOSS. We had a net loss of ($4,598,273) in fiscal year 2008 compared to a net loss of ($10,519,861) in fiscal 2007. The decrease in net loss is primarily attributable to the decrease in the operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

ASSETS. At December 31, 2008, we had total assets of $3,240,215 compared to total assets of $441,956 as of December 31, 2007.

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

LIABILITIES. At December 31, 2008, we had total liabilities of $18,692,369 compared to total liabilities of $15,255,261 as of December 31, 2007.

The current liabilities at December 31, 2008 were $18,692,369 compared to $15,255,261 at December 31, 2007, an increase of $3,437,108. The increase is principally due to the increase in current portion of payments due on the notes payable of $1,208,512 (see note 6 of the financial statements), the increase in accounts payable of $647,055, and the increase in accrued expenses of $2,421,855.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $4,598,273 and a negative cash flow from operations of $909,608 for the year ended December 31, 2008, and had a working capital deficiency of $18,681,154 and a stockholders’ deficit of $15,452,154 at December 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During 2009, the Company has subsequently raised approximately $1,443,450 from investors; however this is not adequate funding to cover the estimated working capital deficit of approximately $18.7 million or the net loss for 2008 of approximately $4.6 million.  The Company is currently working to secure additional funding for its current operations as well as for the payments associated with the Company’s joint venture.

As reflected in the accompanying financial statements, for the year ended December 31, 2008 we had a net loss of ($4,598,273) compared to a 2007 net loss of ($10,519,861). Consequently, there is an accumulated deficit of ($125,302,582) at December 31, 2008 compared to ($120,704,309) at December 31, 2007.

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

We presently do not have an adequate number of shares of common stock authorized but unissued to deliver upon conversion or exercise of all of our derivative securities which may result in various liabilities if we do not increase our authorized shares of common stock to allow for the issuance of shares of common stock upon conversion of our convertible securities.

The Company's Articles of Incorporation currently allow for issuance of a maximum of 250,000,000 shares of common stock. As of September 14, 2009, the Company has approximately 226,070,599 shares outstanding, leaving an unissued balance of authorized shares that is not sufficient to service the maximum requirements of all of its convertible securities. In the event we are unable to obtain an increase in our authorized common stock, we will be required to repay the various convertible debentures that we have issued and we will be subject to penalties associated with such failure to deliver shares of common stock upon conversion of the debentures as well as prepayment penalties. In addition, if we are unable to deliver shares of common stock upon exercise of various derivative securities, such holders may commence litigation against the Company.

We have a history of operating and net losses which we anticipate will continue.

We have a history of losses from operations.  We anticipate that for the foreseeable future, we will continue to experience losses from operations.  We had a net loss from continuing operations of $4,598,076 during fiscal 2008 and a net loss from continuing operations of $8,601,055 during fiscal 2007.  We anticipate that our net loss will increase for fiscal 2009.

Our independent auditors have issued a report questioning our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our financial statements for the years ended December 31, 2008 and 2007 includes a paragraph that explains that we have incurred substantial losses. This report raises substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing necessary to continue the development of our airships.  We urge potential investors to review this report before making a decision to invest in the Company.

We have material weaknesses in our internal control over financial reporting structure which until remedied, may cause errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

We have identified two material weaknesses in our internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

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

As of September 14, 2009, we had approximately twenty one thousand (21,000) shareholders of record, and we had been subject to the reporting requirements of the Exchange Act for at least ninety (90) days.  There were shares of our common stock that had been held by non-affiliates for a minimum of one year which could be freely resold under Rule 144, and shares of our common stock that had been held by such persons for a minimum of six months which could be resold under Rule 144 subject to public information requirements for reporting issuers.  There were also shares of our common stock that had been held by affiliates for a minimum of six months which could be resold under Rule 144 subject to the volume limitations, manner of sale provisions, public information requirements for reporting issuers and notice requirements.

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

NA

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
Sanswire Corp. (formerly known as GlobeTel Communications Corp.) and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sanswire Corp. (formerly known as GlobeTel Communications Corp.) and Subsidiaries (the “Company”), as of December 31, 2008 (as restated) and 2007 (as restated), and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanswire Corp. (formerly known as GlobeTel Communications Corp.) and Subsidiaries as of December 31, 2008 (as restated) and 2007 (as restated) and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

As described in Note 4 “Restatement of Financial Statements” to the financial statements, the Company has restated its 2008 and 2007 financial statements.

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

Weinberg & Company, P.A.

Boca Raton, Florida
March 30, 2009, except for Notes 4 and 6, as to which the date is September 8, 2009.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2008 (as Restated)	DECEMBER 31, 2007 (as Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,809	$32,278
Current assets from discontinued operations	6,406	18,678
TOTAL CURRENT ASSETS	11,215	50,956
Deposits	—	391,000
Investment in joint venture	3,229,000	—
TOTAL NONCURRENT ASSETS	3,229,000	391,000
TOTAL ASSETS	$3,240,215	$441,956
LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$3,802,777	$3,155,722
Notes and convertible notes payable, net of discount of $134,423 and $1,257,364	9,264,732	8,056,220
Accrued expenses and other liabilities (including $2,185,000 due to related party at December 31, 2008)	3,489,210	1,067,355
Derivative liabilities	748,244	1,588,583
Current liabilities from discontinued operations	1,387,406	1,387,381
TOTAL LIABILITIES	18,692,369	15,255,261

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Preferred stock, $.001 par value, 250,000 shares authorized; no shares issued and outstanding:	—	—
Series B Preferred stock, $.001 par value, 500,000 shares authorized; no shares issued and outstanding:	—	—
Series C Preferred stock, $.001 par value, 5,000 shares authorized; no shares issued and outstanding:	—	—
Series D Preferred stock, $.001 par value, 5,000 shares authorized; no shares issued and outstanding:	—	—
Common stock, $.00001 par value, 250,000,000 shares authorized; 184,704,015 and 129,756,897 shares issued and outstanding	1,848	1,299
Additional paid-in capital	109,848,580	105,889,705
Accumulated deficit	(125,302,582)	(120,704,309)
TOTAL STOCKHOLDERS' DEFICIT	(15,452,154)	(14,813,305)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,240,215	$441,956

See accompanying notes to consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2008 (as Restated)		2007 (as Restated)
REVENUES		$—		$53,754
COST OF REVENUES		—		15,529
GROSS MARGIN		—		38,225
EXPENSES
Payroll and related taxes		887,283		3,611,596
Consulting fees		1,415,235		1,635,303
Noncash officers' and directors' compensation		435,000		696,790
Research and development		—		(14,856)
General and administrative		476,827		1,567,968
TOTAL EXPENSES		3,214,345		7,496,801
LOSS FROM OPERATIONS		(3,214,345)		(7,458,576)
OTHER INCOME (EXPENSE)
(Loss) gain on extinguishment of debt		(1,096,650)		254,200
Extinguishment of derivative liabilities		465,173		123,313
Change in fair value of derivative liabilities		375,166		962,304
Interest expense, net		(1,127,420)		(2,482,296)
NET OTHER EXPENSE		(1,383,731)		(1,142,479)
LOSS FROM CONTINUING OPERATIONS		(4,598,076)		(8,601,055)

LOSS FROM DISCONTINUED OPERATIONS		(197)		(1,918,806)
NET LOSS		$(4,598,273)		$(10,519,861)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC and DILUTED		151,534,774		121,171,392

LOSS PER SHARE FROM CONTINUING OPERATIONS
BASIC and DILUTED	$	(0.03)	$	(0.07)
LOSS PER SHARE FROM DISCONTINUED OPERATIONS
BASIC and DILUTED	$	(0.00)	$	(0.02)
NET LOSS PER SHARE
BASIC and DILUTED	$	(0.03)	$	(0.09)

See accompanying notes to consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(as RESTATED)

	COMMON STOCK
			ADDITIONAL	STOCK
			PAID-IN	SUBSCRIPTIONS
Description	SHARES	AMOUNT	CAPITAL	RECEIVABLE

BALANCE, DECEMBER 31, 2006, (as Reported)	109,470,803	$1,095	$94,733,346	$(130,282)
Cumulative effect of correction of accounting for warrants and conversion feature of convertible notes as derivative liabilities	—	—	(1,280,000)	—
BALANCE, DECEMBER 31, 2006, (as Restated)	109,470,803	1,095	93,453,346	(130,282)
Shares issued for cash	3,750,000	38	749,962	—
Shares issued for services	6,824,920	68	1,667,039	—
Shares issued for settlement of debt obligations	1,333,333	13	4,598,320	—
Shares issued related to discontinued operations	4,001,599	41	1,056,438	—
Shares issued for interest and financing costs	1,572,951	16	557,616	—
Shares issued for conversion of notes	939,005	9	98,556	—
Shares issued for deposit	1,864,286	19	260,981	—
Writedown of receivable related to options	—	—	(130,282)	130,282
Options issued for executive compensation	—	—	1,922,992	—
Change of fair value of warrants	—	—	421,737	—
Fair value of warrants issued with convertible notes	—	—	1,233,000	—
Net loss	—	—	—	—
BALANCE, DECEMBER 31, 2007 (as Restated)	129,756,897	$1,299	$105,889,705	$—

Shares issued for conversion of notes	27,265,195	272	1,788,566	—
Shares issued for services	12,269,444	123	712,378	—
Shares issued for settlement of debt	2,700,701	27	99,647	—
Shares issued for accrued expenses	6,831,778	68	367,852	—
Shares issued for interest	3,200,000	32	189,368	—
Shares issued for joint venture	2,680,000	27	267,973	—
Options issued for executive compensation	—	—	244,831	—
Fair value of warrants issued with convertible notes	—	—	288,260	—
Net loss	—	—	—	—
BALANCE, DECEMBER 31, 2008 (as Restated)	184,704,015	$1,848	$109,848,580	$—

See accompanying notes to consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(RESTATED)

SERIES A
			ADDITIONAL	STOCK
			PAID-IN	SUBSCRIPTIONS
Description	SHARES	AMOUNT	CAPITAL	RECEIVABLE

BALANCE, DECEMBER 31, 2006	—	$—	$—	$—
Cumulative effect of correction of accounting for warrants and conversion feature of convertible notes as derivative liabilities	—	—	—	—
Shares issued for cash	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for settlement of debt obligations	—	—	—	—
Shares issued related to discontinued operations	—	—	—	—
Shares issued for interest and financing costs	—	—	—	—
Shares issued for conversion of notes	—	—	—	—
Shares issued for deposit	—	—	—	—
Writedown of receivable related to options	—	—	—	—
Options issued for executive compensation	—	—	—	—
Change of fair value of warrants	—	—	—	—
Fair value of warrants issued with convertible notes	—	—	—	—

Net loss	—	—	—	—
BALANCE, DECEMBER 31, 2007	—	$—	$—	$—

Shares issued for conversion of notes	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for settlement of debt	—	—	—	—
Shares issued for accrued expenses	—	—	—	—
Shares issued for interest	—	—	—	—
Shares issued for joint venture	—	—	—	—
Options issued for executive compensation	—	—	—	—
Fair value of warrants issued with convertible notes	—	—	—	—
Net loss	—	—	—	—
BALANCE, DECEMBER 31, 2008	—	$—	$—	$—

See accompanying notes to consolidated financial statements

 SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(RESTATED)

SERIES B
			ADDITIONAL	STOCK
			PAID-IN	SUBSCRIPTIONS
Description	SHARES	AMOUNT	CAPITAL	RECEIVABLE

BALANCE, DECEMBER 31, 2006	—	$—	$—	$—
Cumulative effect of correction of accounting for warrants and conversion feature of convertible notes as derivative liabilities	—	—	—	—
Shares issued for cash	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for settlement of debt obligations	—	—	—	—
Shares issued related to discontinued operations	—	—	—	—
Shares issued for interest and financing costs	—	—	—	—
Shares issued for conversion of notes	—	—	—	—
Shares issued for deposit	—	—	—	—
Writedown of receivable related to options	—	—	—	—
Options issued for executive compensation	—	—	—	—
Change of fair value of warrants	—	—	—	—
Fair value of warrants issued with convertible notes	—	—	—	—

Net loss	—	—	—	—
BALANCE, DECEMBER 31, 2007	—	$—	$—	$—

Shares issued for conversion of notes	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for settlement of debt	—	—	—	—
Shares issued for accrued expenses	—	—	—	—
Shares issued for interest	—	—	—	—
Shares issued for joint venture	—	—	—	—
Options issued for executive compensation	—	—	—	—
Fair value of warrants issued with convertible notes	—	—	—	—
Net loss	—	—	—	—
BALANCE, DECEMBER 31, 2008	—	$—	$—	$—

See accompanying notes to consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(RESTATED)

SERIES C
			ADDITIONAL	STOCK
			PAID-IN	SUBSCRIPTIONS
Description	SHARES	AMOUNT	CAPITAL	RECEIVABLE

BALANCE, DECEMBER 31, 2006	—	$—	$—	$—
Cumulative effect of correction of accounting for warrants and conversion feature of convertible notes as derivative liabilities	—	—	—	—
Shares issued for cash	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for settlement of debt obligations	—	—	—	—
Shares issued related to discontinued operations	—	—	—	—
Shares issued for interest and financing costs	—	—	—	—
Shares issued for conversion of notes	—	—	—	—
Shares issued for deposit	—	—	—	—
Writedown of receivable related to options	—	—	—	—
Options issued for executive compensation	—	—	—	—
Change of fair value of warrants	—	—	—	—
Fair value of warrants issued with convertible notes	—	—	—	—
Net loss	—	—	—	—
BALANCE, DECEMBER 31, 2007	—	$—	$—	$—

Shares issued for conversion of notes	—	—	—	—
Shares issued for services	—	—	—	—
Shares issued for settlement of debt	—	—	—	—
Shares issued for accrued expenses	—	—	—	—
Shares issued for interest	—	—	—	—
Shares issued for joint venture	—	—	—	—
Options issued for executive compensation	—	—	—	—
Fair value of warrants issued with convertible notes	—	—	—	—
Net loss	—	—	—	—
BALANCE, DECEMBER 31, 2008	—	$—	$—	$—

See accompanying notes to consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(as RESTATED)

	SERIES D
			ADDITIONAL	STOCK		TOTAL
			PAID-IN	SUBSCRIPTIONS	ACCUMULATED	STOCKHOLDERS'
Description	SHARES	AMOUNT	CAPITAL	RECEIVABLE	DEFICIT	DEFICIT

BALANCE, DECEMBER 31, 2006 (as Reported)	—	$—	$—	$—	$(108,790,248)	$(14,186,089)
Cumulative effect of correction of accounting for warrants and conversion feature of convertible notes as derivative liabilities	—	—	—	—	(1,394,200)	(2,674,200)
BALANCE, DECEMBER 31, 2006, (as Restated)	—	—	—	—	(110,184,448)	(16,860,289)
Shares issued for cash	—	—	—	—	—	750,000
Shares issued for services	—	—	—	—	—	1,667,107
Shares issued for settlement of debt obligations	—	—	—	—	—	4,598,333
Shares issued related to discontinued operations	—	—	—	—	—	1,056,479
Shares issued for interest and financing costs	—	—	—	—	—	557,632
Shares issued for conversion of notes	—	—	—	—	—	98,565
Shares issued for deposit	—	—	—	—	—	261,000
Writedown of receivable related to options	—	—	—	—	—	—
Options issued for executive compensation	—	—	—	—	—	1,922,992
Change of fair value of warrants	—	—	—	—	—	421,737
Fair value of warrants issued with convertible notes	—	—	—	—	—	1,233,000
Net loss	—	—	—	—	(10,519,861)	(10,519,861)
BALANCE, DECEMBER 31, 2007 (as Restated)	—	$—	$—	$—	$(120,704,309)	$(14,813,305)

Shares issued for conversion of notes	—	—	—	—	—	1,788,838
Shares issued for services	—	—	—	—	—	712,501
Shares issued for settlement of debt	—	—	—	—	—	99,674
Shares issued for accrued expenses	—	—	—	—	—	367,920
Shares issued for interest	—	—	—	—	—	189,400
Shares issued for joint venture	—	—	—	—	—	268,000
Options issued for executive compensation	—	—	—	—	—	244,831
Fair value of warrants issued with convertible notes	—	—	—	—	—	288,260
Net loss	—	—	—	—	(4,598,273)	(4,598,273)
BALANCE, DECEMBER 31, 2008 (as Restated)	—	$—	$—	$—	$(125,302,582)	$(15,452,154)

See accompanying notes to consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2008 (Restated)	2007 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,598,273)	$(10,519,861)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	314,549	1,111,963
Loss (gain) on extinguishment of debt	1,096,650	(254,200)
Fair value of stock based compensation	712,501	1,667,107
Fair value of vested options	244,831	1,922,992
Change in fair value of derivative liabilities	(375,166)	(962,304)
Extinguishment of derivative liabilities	(465,173)	(123,313)
Fair value of modification of warrants for investment	—	421,737
Interest expense added to convertible notes payable	569,590	558,612
Common stock exchanged for interest	189,400	557,632
Common stock exchanged for financing costs	37,681	—
Noncash activity from discontinued operations	—	1,056,479
Decrease in assets:
Accounts receivable	—	271,262
Deposits	—	72,987
Decrease in assets relating to discontinued operations	12,272	141,735
Increase in liabilities:
Accounts payable	746,729	692,117
Accrued expenses and other liabilities	604,776	607,258
Increase in liabilities relating to discontinued operations	25	491,684
NET CASH USED BY OPERATING ACTIVITIES	(909,608)	(2,286,113)
CASH FLOWS FROM INVESTING ACTIVITIES
Payment on joint venture	(385,000)	—
Deposit for joint venture	—	(130,000)
Investing activities from discontinued operations	—	(242,500)
NET CASH USED BY INVESTING ACTIVITIES	(385,000)	(372,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock – exercises of warrants	—	750,000
Payments on notes payable	(25,139)	—
Proceeds from notes and loans payable	1,292,278	1,951,312
Cash overdraft	—	(14,664)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,267,139	2,686,648
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(27,469)	28,035
CASH AND EQUIVALENTS – BEGINNING OF PERIOD	32,278	4,243
CASH AND EQUIVALENTS – END OF PERIOD	$4,809	$32,278

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$16,200	$25,083
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for debts	—	4,840,833
Shares issued for joint venture	268,000	261,000
Shares issued for accrued expenses	367,920	—
Shares issued for accounts payable	99,674	—
Deposit applied to accrued expenses	659,000	—
Accrued expense for joint venture	2,844,000	—
Conversion of notes payable to common stock	1,788,838	98,565
Fair value of warrants issued with convertible notes	288,260	1,233,000

See accompanying notes to consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007
(Restated)

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

On September 22, 2008, the Company filed a Certificate of Merger with the Secretary of State of the State of Delaware pursuant to which the wholly owned subsidiary, Sanswire Corp., a Delaware corporation, was merged into the Company. As a result of the filing of the Certificate of Merger, the corporate name was changed from GlobeTel Communications Corp. to Sanswire Corp. The opportunities associated with Sanswire are related to the Lighter Than Air (LTA) Unmanned Aerial Vehicle (UAV) market. Sanswire seeks to build and run a UAV business that includes low-, mid- and high-altitude, lighter-than-air vehicles. Sanswire intends to provide customers advanced seamless wireless broadband capabilities and surveillance sensor suites utilizing its High Altitude Airship technology.

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

Common stock amounts in this report have accounted for the reverse stock split retroactively, unless otherwise noted.

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

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $4,598,273 and a negative cash flow from operations of $909,608 for the year ended December 31, 2008, and had a working capital deficiency of $18,681,154 and a stockholders’ deficit of $15,542,154 at December 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Additional cash will still be needed to support operations. Management believes it can continue to raise capital from various funding sources, which when added to budgeted sales and current working capital, will be sufficient to sustain operations at its current level through December 31, 2009. However, if budgeted sales levels are not achieved and/or if significant unanticipated expenditures occur, or if it is unable to obtain the necessary funding, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern. As of the date of this report the Company has continued to raise capital to sustain its current operations which have been reduced since January 1, 2008.  The Company will need to periodically seek investment to provide cash for operations until such time that operations provide sufficient cash flow to cover expenditures. (see also next paragraph)

On May 2, 2008, the Securities and Exchange Commission (“SEC”) filed a lawsuit in the United States District Court for the Southern District of Florida against GlobeTel Communications Corp. (the “Company”) and three former officers of the Company, Timothy J. Huff, Thomas Y. Jimenez and Lawrence E. Lynch. The SEC alleges, among other things, that the Company recorded $119 million in revenue on the basis of fraudulent invoices created by Joseph Monterosso and Luis Vargas, two individuals formerly employed by the Company who were in charge of its wholesale telecommunications business.  The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Company intends to vigorously defend itself in this action. The staff is also considering recommending that the SEC authorize and institute proceedings to revoke the registration of Company’s securities pursuant to Section 12(j) of the Exchange Act. (also see Note 11)

CASH AND CASH EQUIVALENTS

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008:

		Fair Value Measurements at December 31, 2008
	Total Carrying Value at December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$4,809	$4,809	$—	$—
Derivative liabilities	748,244	—	—	748,244

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy. There were no changes in the valuation techniques during the year ended December 31, 2008.

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

NOTE 3. TAO TECHNOLOGIES TRANSACTIONS

In November 2007, the Company and TAO-Technologies (“TAO”), in cooperation with the University of Stuttgart in Germany, entered into a Technical Cooperation and License Agreement wherein the Company acquired the exclusive license rights to certain TAO remote airship technologies and patents.   TAO granted to Sanswire an exclusive license for the territories of the US, Canada, Mexico and Chile for the marketing and distribution of airships based upon the technologies patented and developed by TAO. TAO was also to provide testing and engineering support for the development of airships to meet the criteria required by Sanswire customers. Sanswire was obligated to provide TAO with engineering orders of at least $1,000,000 per year and certain cash and stock payments on a quarterly basis.

During 2007, the Company paid $391,000, made up of $130,000 in cash and the issuance of 1,864,286 shares of the Company’s common stock valued at $261,000, as part of its November 2007 agreement with TAO Technologies GmbH and Professor Bernd Kroplin.  These payments were initially part of the Technical Cooperation and License Agreements wherein the Company acquired the exclusive license rights to certain TAO remote airship technologies and patents.

On June 3, 2008 Sanswire and TAO restructured the November 2007 agreement and entered into a new agreement to form a 50/50 US based joint venture to place, among other things, the license rights to the TAO intellectual property in US, Canada, and Mexico into the US-based joint venture company to be called Sanswire-TAO that was to be owned equally by TAO and Sanswire Corp. Additionally, Sanswire-TAO would register the patents and the intellectual property of TAO Technologies and Kroplin in the United States for the exclusive use of Sanswire-TAO.  The intellectual property includes, but is not limited to an existing patent as well as any updates to that patent. This integration of Sanswire and Stuttgart, Germany-based TAO Technologies Gmbh took place to create various strategic advantages for both companies. Each group entered the relationship with synergistic, yet very distinct core competencies. Sanswire’s business development, its inroads into the U.S. Government review process as well as inroads into overseas markets and other marketing resources complement TAO’s vast airship product research and development ability. In addition the joint venture has an exclusive agreement with TAO that may require additional payments in the future.

On June 3, 2008, the Company treated the transaction as an investment in a joint venture and recorded an investment of $3,229,000.  The $391,000 paid during 2007 was applied as payment towards the investment.  During 2008, the Company paid an additional $653,000 for the investment, made up of $385,000 in cash and the issuance of 2,680,000 shares of the Company’s common stock valued at $268,000.  After application of the 2007 deposit of $391,000 and the 2008 payments of $653,000, the balance of $2,185,000 due for the investment is included in accrued expenses as of December 31, 2008 (see Note 5).  The investment will be subject to being tested for impairment in the future.

NOTE 4.  RESTATEMENT OF FINANCIAL STATEMENTS

On September 4, 2009, the Company concluded, with the concurrence of the Company’s Board of Directors, that an accounting error had been made in the Company’s historical December 31, 2008 and 2007 financial statements in relation to the recording of derivative liabilities related to the conversion feature and associated warrants issued with convertible notes during 2006, 2007, and 2008.  As a result, the Company’s consolidated financial statements for the years ended December 31, 2008 and 2007 are being amended and restated.

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

The restatements reflect adjustments to recognize derivative liabilities and related changes in the fair value of the derivative liabilites.  The convertible notes and associated warrants provide for a strike price reset if the Company issues stock at a price less than the defined exercise price, and the Company determined derivative liability classification was required for the conversion feature and associated warrants under EITF 00-19.  In particular, the Company compared (a) the number of authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments (i.e. other convertible notes, warrants, and options) with (b) the maximum number of shares that could be required to be delivered upon conversion of the convertible notes.  Since the amount in (b) exceeded the amount in (a), the Company determined that share settlement was not within its control.

The effects of the restatement on the Company’s condensed consolidated financial statements for the years ended December 31, 2008 and 2007 are shown below (note: see table of adjustment descriptions at end of this section):

	December 31, 2008
Account	(As Initially Reported)	(Adjustment)		(As Restated)
Current Assets
Cash	$4,809	$—		$4,809
Current assets from discontinued operations	6,406	—		6,406
Total current assets	11,215	—		11,215
Investment in joint venture	3,229,000	—		3,229,000
Total Assets	$3,240,215	$—		$3,240,215
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,802,777	$—		$3,802,777
Notes and notes payable, net of discount of $134,423	9,264,732	—		9,264,732
Accrued expenses and other liabilities	3,489,210	—		3,489,210
Derivative liabilities	—	748,244	1	748,244
Current liabilities from discontinued operations	1,387,406	—		1,387,406
Total current liabilities	17,944,125	748,244		18,692,369
Stockholders’ Deficit
Common stock	1,848	—		1,848
Additional paid-in capital	111,128,580	(1,280,000	) 1	109,848,580
Accumulated deficit	(125,834,338)	531,756	1	(125,302,582)
Total Stockholders’ Deficit	(14,703,910)	(748,244)		(15,452,154)
Total Liabilities and Stockholders’ Deficit	$3,240,215	$—		$3,240,215

	December 31, 2007
Account	(As Initially Reported)	(Adjustment)		(As Restated)
Current Assets
Cash	$32,278	$—		$32,278
Current assets from discontinued operations	18,678	—		18,678
Total current assets	50,956	—		50,956
Deposits	391,000	—		391,000
Total Assets	$441,956	$—		$441,956
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,155,722	$—		$3,155,722
Notes and notes payable, net of discount of $1,257,364	8,056,220	—		8,056,220
Accrued expenses and other liabilities	1,067,355	—		1,067,355
Derivative liabilities	—	1,588,583	4	1,588,583
Current liabilities from discontinued operations	1,387,381	—		1,387,381
Total current liabilities	13,666,678	1,588,583		15,255,261
Stockholders’ Deficit
Common stock	1,299	—		1,299
Additional paid-in capital	107,169,705	(1,280,000	) 4	105,889,705
Accumulated deficit	(120,395,726)	(308,583	) 4	(120,704,309)
Total Stockholders’ Deficit	(13,224,722)	(1,588,583)		(14,813,305)
Total Liabilities and Stockholders’ Deficit	$441,956	$—		$441,956

	Year ended December 31, 2008
Account	(As Initially Reported)	(Adjustment)		(As Restated)
Revenue	$—	$—		$—
Cost of revenues	—	—		—
Gross margin	—	—		—

Payroll and related taxes	(887,283)	—		(887,283)
Consulting fees	(1,415,235)	—		(1,415,235)
Noncash officers’ and directors’ compensation	(435,000)	—		(435,000)
General and administrative expenses	(476,827)	—		(476,827)
Loss from operations	(3,214,345)	—		(3,214,345)

Loss on extinguishment of debt	(1,096,650)	—		(1,096,650)
Interest expense	(1,127,420)	—		(1,127,420)
Extinguishment of derivative liabilities	—	465,173	3	465,173
Change in fair value of warrants and conversion feature	—	375,166	2	375,166
Net other expense	(2,224,070)	840,339		(1,383,731)
Loss from continuing operations	(5,438,415)	840,339		(4,598,076)
Loss from discontinued operations	(197)	—		(197)
Net loss	$(5,438,612)	$840,339		$(4,598,273)
Net loss per share from continuing operations, basic and diluted	$(0.04)	0.01	7	(0.03)
Net loss per share from discontinuing operations, basic and diluted	$(0.00)	—		$(0.00)
Weighted average shares outstanding, basic and diluted	151,534,774			151,534,774

	Year ended December 31, 2007
Account	(As Initially Reported)	(Adjustment)		(As Restated)
Revenue	$53,754	$—		$53,754
Cost of revenues	15,529	—		15,529
Gross margin	38,225	—		38,225

Payroll and related taxes	(3,611,596)	—		(3,611,596)
Consulting fees	(1,635,303)	—		(1,635,303)
Noncash officers’ and directors’ compensation	(696,790)	—		(696,790)
Research and development	14,856	—		14,856
General and administrative expenses	(1,567,968)	—		(1,567,968)
Loss from operations	(7,458,576)	—		(7,458,576)

Gain on extinguishment of debt	254,200	—		254,200
Interest expense	(2,482,296)	—		(2,482,296)
Extinguishment of derivative liabilities	—	123,313	6	123,313
Change in fair value of warrants and conversion feature	—	962,304	5	962,304
Net other expense	(2,228,096)	1,085,617		(1,142,479)
Loss from continuing operations	(9,686,672)	1,085,617		(8,601,055)
Loss from discontinued operations	(1,918,806)	—		(1,918,806)
Net loss	$(11,605,478)	$1,085,617		$(10,519,861)
Net loss per share from continuing operations, basic and diluted	$(0.08)	0.01	7	(0.07)
Net loss per share from discontinuing operations, basic and diluted	$(0.02)	—		$(0.02)
Weighted average shares outstanding, basic and diluted	121,171,392			121,171,392

	Year ended December 31, 2008
	(As Initially Reported)	(Adjustment)		(As Restated)
Cash flow from operating activities:
Net loss	$(5,438,612)	$840,339		$(4,598,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	314,549	—		314,549
Loss on extinguishment of debt	1,096,650	—		1,096,650
Stock based compensation	712,501	—		712,501
Fair value of vested options	244,831	—		244,831
Change in fair value of derivative liabilities	—	(375,166	) 2	(375,166)
Extinguishment of derivative liabilities	—	(465,173	) 3	(465,173)
Interest expense on convertible notes payable	569,590	—		569,590
Common stock exchanged for interest	189,400	—		189,400
Common stock exchanged for financing costs	37,681	—		37,681
Decrease in assets:
Decrease in assets relating to discontinued operations	12,272	—		12,272
Increase in liabilities:
Accounts payable	746,729	—		746,729
Accrued expenses and other liabilities	604,776	—		604,776
Increase in liabilities relating to discontinued operations	25	—		25
Net cash used in operating activities	(909,608)	—		(909,608)
Cash flows from investing activities:
Payment on joint venture	(385,000)	—		(385,000)
Net cash used in investing activities	(385,000)	—		(385,000)
Cash flows from financing activities:
Payments on notes payable	(25,139)	—		(25,139)
Proceeds from notes and loans payable	1,292,278	—		1,292,278
Net cash provided by financing activities	1,267,139	—		1,267,139
Net decrease in cash and cash equivalents	(27,469)	—		(27,469)
Cash and cash equivalents, beginning of period	32,278	—		32,278
Cash and cash equivalents, end of period	$4,809	$—		$4,809

	Year ended December 31, 2007
	(As Initially Reported)	(Adjustment)		(As Restated)
Cash flow from operating activities:
Net loss	$(11,605,478)	$1,085,617		$(10,519,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,111,963	—		1,111,963
Gain on extinguishment of debt	(254,200)	—		(254,200)
Stock based compensation	1,667,107	—		1,667,107
Fair value of vested options	1,922,992	—		1,922,992
Fair value of modification of warrants for investment	421,737	—		421,737
Change in fair value of derivative liabilities	—	(962,304	) 5	(962,304)
Extinguishment of derivative liabilities	—	(123,313	) 6	(123,313)
Interest expense on convertible notes payable	558,612	—		558,612
Common stock exchanged for interest	557,632	—		557,632
Noncash activity from discontinued operations	1,056,479	—		1,056,479

	Year ended December 31, 2007
	(As Initially Reported)	(Adjustment)	(As Restated)
Decrease in assets:
Accounts receivable	271,262	—	271,262
Deposits	72,987	—	72,987
Decrease in assets relating to discontinued operations	141,735	—	141,735
Increase in liabilities:
Accounts payable	692,117	—	692,117
Accrued expenses and other liabilities	607,258	—	607,258
Increase in liabilities relating to discontinued operations	491,684	—	491,684
Net cash used in operating activities	(2,286,113)	—	(2,286,113)
Cash flows from investing activities:
Deposit for joint venture	(130,000)	—	(130,000)
Investing activities from discontinued operations	(242,500)	—	(242,500)
Net cash used in investing activities	(372,500)	—	(372,500)
Cash flows from financing activities:
Issuance of common stock – exercises of warrants	750,000	—	750,000
Proceeds from notes and loans payable	1,951,312	—	1,951,312
Bank overdraft	(14,664)	—	(14,664)
Net cash provided by financing activities	2,686,648	—	2,686,648
Net increase in cash and cash equivalents	28,035	—	28,035
Cash and cash equivalents, beginning of period	4,243	—	4,243
Cash and cash equivalents, end of period	$32,378	$—	$32,378

Description of adjustments:

(1)
To record $748,244 increase to derivative liability, $531,756 decrease to accumulated deficit for prior period recognition of derivative liability, and $1,280,000 decrease to additional paid in capital for cumulative effect of correction of accounting for warrants and conversion feature of convertible notes as derivative liabilities.

(2)	To record $375,166 decrease in derivative liability for the year ended December 31, 2008.
(3)	To record $465,173 decrease from the extinguishment of derivative liabilities for the year ended December 31, 2008.
(4)
To record $1,588,583 increase to derivative liability, $308,583 increase to accumulated deficit for prior period recognition of derivative liability, and $1,280,000 decrease to additional paid in capital for cumulative effect of correction of accounting for warrants and conversion feature of convertible notes as derivative liabilities.

(5)	To record $962,304 decrease in derivative liability for the year ended December 31, 2007.
(6)	To record $123,313 decrease from the extinguishment of derivative liabilities for the year ended December 31, 2007.
(7)	Effect on Earnings per share of restatements.

Derivative Liabilities

The Company’s derivatives consisted of the following at December 31, 2008 and 2007 and were valued using the Black-Scholes option pricing model and the following assumptions:

	December 31, 2008	December 31, 2007
Conversion feature:
Risk-free interest rate	0.27 – 0.76%	3.05 – 3.34%
Expected volatility	118 - 134%	114%
Expected life (in years)	0.33 - 1.76	.53 – 1.88
Expected dividend yield	—
Warrants:
Risk-free interest rate	0.11 – 1.00%	3.05 – 3.34%
Expected volatility	28 - 167%	114%
Expected life (in years)	0.01 – 2.74	1.00 – 3.75
Expected dividend yield	—	—
Derivative Fair value:
Conversion feature	$495,805	$1,152,975
Warrants	$252,439	$435,608

The risk-free interest rate was based on rates established by the Federal Reserve.  In 2008 and 2007, the Company’s expected volatility was based upon the historical volatility for its common stock.  The expected life of the Debentures’ conversion option was based on the maturity of the Debentures and the expected life of the warrants was determined by the expiration date of the warrants.  The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

NOTE 5. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	2008	2007

Payroll Liabilities	$1,185,264	$813,787
Professional Fees	118,946	253,568
Due for Investment in Joint Venture	2,185,000	—
ACCRUED EXPENSES AND OTHER LIABILITIES	$3,489,210	$1,067,355

NOTE 6. NOTES AND CONVERTIBLE NOTES PAYABLE

	2008	2007
(A) Notes payable	$5,997,030	$6,139,357
(B) Convertible notes payable, net of unamortized discount of $0 and $454,531	80,000	825,469
(C) Convertible promissory notes, net of unamortized discount of $134,423 and $802,833	2,016,913	336,036
Total	8,093,943	7,300,862
Accrued interest	1,170,789	755,358
NOTES AND CONVERTIBLE NOTES PAYABLE	$9,264,732	$8,056,220

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

As of December 31, 2008 and 2007, the aggregate amounts outstanding under these independent notes were $5,997,030 and $6,139,357, respectively.

 (B) CONVERTIBLE NOTES PAYABLE

September 2006 Notes
On September 6, 2006, the Company entered into subscription agreements with several investors whereby these investors bought a total $1,280,000 in two year, 7% convertible notes and were issued Class A and Class B Warrants.  Net proceeds of $1,124,080 were received, after deducting costs and expenses related to the transaction.  The notes were initially convertible into shares of common stock of the Company at $0.33 to $0.39 per share.  The warrants had initial exercise prices ranging from $0.75 to $1.00 per share.

The Company originally accounted for the fair value of the conversion feature and the fair value of the warrants based upon the relative value of the Black Scholes Merton valuation of the warrants and the underlying debt amount.   Subsequently, the Company's identified them as embedded derivatives due to price resets relating to the convertible notes and warrants. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the related convertible notes up to the proceeds amount and to adjust fair value as of each subsequent balance sheet date.  At the inception of the September 2006 convertible notes, the Company determined the fair value of the embedded derivative to be $1,406,793.  In addition, the Company determined the fair value of derivative related to warrants issued with the September 2006 notes to be $1,267,407.  The Company recorded a discount of $1,280,000 for the September 2006 notes, which is being amortized by the effective interest method over the term of the Notes. For the years ended December 31, 2008 and December 31, 2007, the Company amortized $160,714 and $681,797, respectively of the valuation discount.

The fair value of the embedded derivative was determined using a probability weighted Black Scholes Merton option pricing model based on the following assumptions:  dividend yield: -0-%, volatility 153.92%, risk free rate: 4.82%, expected term: 1.44 years.

In January 2007, the Company executed Certificates of Adjustments to the September 2006 notes that reduced the conversion price of the notes to $0.196 per share. This modification was deemed an extinguishment of debt, with a gain of $254,200 recorded.  On May 1, 2007, the Company executed Certificates of Adjustments for the warrants issued with the September 2006 notes that reduced the exercise price of the warrants to $0.196. The Company recognized $140,487 expense related to the modification of warrants.

In March 2007, the Company determined it was unable to register the shares underlying the convertible notes and warrants, and issued 662,951 shares valued at $104,400 to pay liquidated damages to the debenture holders through March 31, 2007.

Effective January 16, 2008, the Company entered into a forbearance agreement with some of the 2006 Note holders. This agreement changed their conversion price to the lesser of $.20 or 70% of the volume weighted average price for the 10 days prior to conversion.

In January 2008, the Company issued certificates of adjustment for certain convertible notes issued in September 2006 to reduce the conversion prices from $0.196 to $.105 per share.  The modification was deemed an extinguishment of debt, with a loss of $293,817 recorded in January 2008.

During 2008, $1,200,000 of principal and was converted into approximately 23.4 million shares of Company common stock.

(C) CONVERTIBLE PROMISSORY NOTES

2007 Convertible Notes
In 2007, the Company entered into financing agreements for convertible promissory notes payable totaling $1,233,000 (the 2007 Convertible Notes).  $206,000 was received in December 2006 and $1,027,000 was received in 2007.  The notes are convertible into common stock of the Company at $.196 per share.  The notes are due two years from inception, accrue interest at a rate of 7% per annum and were issued Class A and Class B warrants.  The warrants had initial exercise prices ranging from $0.21 and $0.315 and a 2 year term.

During 2007, $94,130 of principal and interest was converted into 896,480 shares of the Company’s common stock.

In January 2008, the Company issued certificates of adjustment for certain of the 2007 convertible notes and warrants issued pursuant to the 2007 financings to reduce the conversion price or exercise price to $.105 per share.  The modification was deemed an extinguishment of debt, with a loss of $783,667 recorded in January 2008.

The Company originally accounted for the fair value of the conversion feature and the fair value of the warrants based upon the relative value of the Black Scholes Merton valuation of the warrants and the underlying debt amount.   Subsequently, the Company's identified them as embedded derivatives due to price resets relating to the 2007 convertible notes. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the related convertible notes up to the proceeds amount and to fair value as of each subsequent balance sheet date.  At the inception of the 2007 convertible notes, the Company determined the fair value of the embedded derivative to be $1,589,802.  In addition, the Company determined the fair value of derivative related to warrants issued with the 2007 notes to be $1,045,503.  The Company recorded a discount of $1,233,000 for the 2007 notes, which is being amortized by the effective interest method over the term of the Notes.

For the years ended December 31, 2008 and December 31, 2007, the Company amortized $0 and $430,166, respectively of the valuation discount.

The fair value of the embedded derivative was determined using a probability weighted Black Scholes Merton option pricing model based on the following assumptions:  dividend yield: -0-%, volatility 114%, risk free rate: 3.05 – 3.34%, expected term: .53 – 3.75 years.

2008 Convertible Promissory Notes
In 2008, the Company entered into an additional $1,234,606 in financing agreements which are convertible into common stock of the Company at $.105 per share, due two years from inception, accrue interest at a rate of 7% per annum and were issued Class A and Class B warrants. The Class A and B warrants are exercisable for a purchase price of $.21 and $.315, respectively. The warrants have a 2 year term.

In December 2008, the Company entered into a new financing agreement for a new convertible promissory note payable of $50,000.  The note is convertible into common stock of the Company at a price to be determined in the future.  The note, which is due on January 31, 2009, accrues interest at a rate of 5% per annum.  The note is secured by 1,000,000 shares of the Company’s common stock owned by the Company’s CEO.  In February 2009, the Company issued 250,000 shares, valued at $9,500, as a penalty to extend the maturity to an unspecified date.

During 2008, $247,000 of principal and interest was converted into 2,389,717 shares of the Company’s and $25,139 was repaid.

The Company originally accounted for the fair value of the conversion feature and the fair value of the warrants based upon the relative value of the Black Scholes Merton valuation of the warrants and the underlying debt amount.   Subsequently, the Company's identified them as embedded derivatives due to price resets relating to the 2008 convertible notes. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the related convertible notes up to the proceeds amount and to fair value as of each subsequent balance sheet date.  At the inception of the 2008 convertible notes, the Company determined the fair value of the embedded derivative to be $487,883.  In addition, the Company determined the fair value of derivative related to warrants issued with the 2008 notes to be $205,172.  The Company recorded a discount of $190,124 for the 2008 notes, which is being amortized by the effective interest method over the term of the Notes.

For the years ended December 31, 2008 and December 31, 2007, the Company amortized $114,238 and $0, respectively of the valuation discount.

The fair value of the embedded derivative was determined using a probability weighted Black Scholes Merton option pricing model based on the following assumptions:  dividend yield: -0-%, volatility 28 - 167%, risk free rate: .11 – 1.00%, expected term: .01 – 2.74 years.

NOTE 7. AGREEMENTS

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

NOTE 9. INCOME TAXES

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

In August 2008, the Company issued an additional 800,000 contingent shares to a vendor that will be returned to the Company when the amounts due the vendor are paid.  The Company has accounted for them as forfeitable shares as they believe they will be returned under the agreement in 2009.  They are not considered outstanding for Earnings per share purposes and the liability remains recorded.

NOTE 11. STOCK OPTIONS AND WARRANTS

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

All options are fully vested and thus there is no future compensation.

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

NOTE 12. PREFERRED STOCK

As of the date of this report the Company has no preferred shares issued and/or outstanding.

NOTE 13. SUBSEQUENT EVENTS

February 2009 Financing

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

ITEM 9 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

ITEM 9A (T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of Jonathan Leinwand, the Company’s Chief Executive Officer and Chief Financial Officer (the “Reviewing Officers”), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2008. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Reviewing Officers concluded that as of December 31, 2008, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, except for the establishment of the audit committee as contemplated below.

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

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2008, based on those criteria due to the material weaknesses as outlined above. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

On September 7, 2007, Peter Khoury resigned as director of the Company. Mr. Khoury also resigned as CEO.

On August 6, 2009, Jonathan Leinwand resigned as a director and Chief Executive Officer of the Company and Przemyslaw Kostro resigned as a director of the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

As of September 14, 2009, the officers and directors of the Corporation are:

Name	Age	Position with Company
David A. Christian	60	Chief Executive Officer and Chairman of the Board of Directors
Thomas Seifert	38	Chief Financial Officer
Maj. Gen. Wayne P. Jackson (USA-Ret.)	80	Director
William J. Hotz		Director

All directors hold office until the next annual meeting of our stockholders and until their successors have been elected and shall qualify. Officers serve at the discretion of our Board of Directors.

David A. Christian

On May 3, 2009, the Board of Directors of Sanswire Corp. (the “Company”) appointed David A. Christian as a director and chairman of the Board of Directors of the Company and on August 6, 2009, the Board of Directors appointed him as the Chief Executive Officer of the Company. There is no understanding or arrangement between Mr. Christian and any other person pursuant to which Mr. Christian was selected as a director.  Mr. Christian does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer.  Mr. Christian will receive $5,000 per quarter in cash compensation and 250,000 shares of common stock per quarter during his tenure as a director.

David A. Christian is one of the United States’ most decorated veterans, the recipient of 7 Purple Hearts, Silver Star, Bronze Star and numerous other medals and commendations. He became the youngest National Commander of the Nation's oldest veterans organization "The Legion of Valor". He was a co-founder of the Vietnam Veterans of America with US Senator John Kerry and Bob Muller.  Mr. Christian is currently a lecturer, commentator, advisor to the US Senate, and runs a Service Disabled Veteran Owned Small Business that does work with the United States Armed Forces under contract.  From 1998 until 2006 Mr. Christian was a Senate Fellow in the United States Senate and an advisor in the areas of National Defense, Foreign Relations and Armed Services. He has also served in the Carter and Regan administration and has been active in veterans affairs.  Since 2006 Mr. Christian has served as the Chief Executive Officer of DacVal LLC, a manufacturer and re-manufacturer providing military defense support equipment for the United States armed services.

Additionally, Mr. Christian is an author, consultant to major news organizations, and a nationally recognized speaker. He is fluent in Russian and German.

Thomas Seifert

Mr. Seifert has served as a consultant to the Company since April 2007 and has more than thirteen years experience in financial management. Prior to joining the Company, Mr. Seifert served five years as Chief Financial Officer of Globalnet Corporation, a public telecommunications company.  Past positions include Chief Financial Officer of 2Sendit.com, Controller for Integrated Telephony Products and Controller for Mountain Vacations.

Maj. Gen. Wayne P. Jackson (USA-Ret.)

During his military career, General Jackson served in various overseas theaters of operations and in a variety of assignments. He has commanded Aviation, Civil Affairs, Infantry, Military Intelligence, Signal Corps and Special Forces units, as well as two General Office Commands and also as the Director of Counter Intelligence and Security, Headquarters Department of the Army. In addition, General Jackson also served as Chief, Division of Probation Administrative Office of the United States Court, Washington, D.C.

General Jackson earned a B.A. and M.A. in Psychology at the University of Tulsa, and performed other post-graduate work at the Illinois Institute of Technology and at the University of Southern California. His military education includes the basic and advanced Officers Course at the Signal and Military Intelligence schools, advanced courses at the Civil Affairs and Infantry schools, as well as coursework at the US Army Command and General Staff College and the US Army War College.

William J. Hotz

Since 2007, Mr. Hotz has been a consultant and advisor with DAC Consulting Inc., a consulting firm owned by our chairman, David A. Christian, on national security, military, and veterans’ issues. From 1997 to 2007, Mr. Hotz served as Agent in Charge of an Inspector General’s office at a federal agency in Washington D.C. From 1971 to 1997, Mr. Hotz served as a Special Agent and Supervisory Special Agent of the U.S. Secret Service with responsibility for the physical protection of the President and Vice President of the United States and their families, as well as heads of state and foreign dignitaries, in the United States and locations around the world. Mr. Hotz received his B.S. in business administration from Villanova University in 1971.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Common Stock

As of September 4, 2009, there were 226,070,599 common shares issued and outstanding. The table below sets forth the share ownership of our executive officers and directors, individually and as a group. No other person is the beneficial owner of more than 5% of our issued and outstanding common shares

Title of Class	Name & Address of Beneficial	Amount and Beneficial	Nature of Ownership	Percentage of Class (1)
Common Stock	David A. Christian, CEO and Chairman 101 NE 3 rd Ave, Suite 1500, Fort Lauderdale, Florida 33301	250,000	Direct	0.11%

Common Stock	Thomas Seifert, CFO 101 NE 3 rd Ave, Suite 1500, Fort Lauderdale, Florida 33301	6,185,586	Direct and Indirect	2.74%

Common Stock	Wayne Jackson, Director 101 NE 3 rd Ave, Suite 1500, Fort Lauderdale, Florida 33301	250,000	Direct	0.11%

Common Stock	William Hotz, Director 101 NE 3 rd Ave, Suite 1500, Fort Lauderdale, Florida 33301	50,000	Direct	0.02%

	Total of all Officers and Directors as a Group	6,735,586		2.98%

(1) Based on 226,070,599 shares issued and outstanding on September 4, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

See Item 8, Notes 10 and 11 Common Stock Transactions and Stock Option, respectively, to the Notes to Consolidated Financial Statements.

Director Independence

Mr. Hotz and General Jackson are independent as that term in defined under section 301 of the Sarbanes-Oxley Act of 2002.

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

(3)	Represents aggregate fees charged for professional services for tax compliance and preparation, tax consulting and advice, and tax planning.

(4)	Represents aggregate fees charged for products and services other than those services previously reported.

ITEM 15. EXHIBITS

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANSWIRE CORP.

By:	/s/ David A. Christian
Name: David A. Christian, Title: Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Dated September 22, 2009

By:	/s/Thomas Seifert
Name: Thomas Seifert
Title: Chief Financial Officer

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ David Christian	Chief Executive Officer and Chairman of the Board of Directors	September 22, 2009
David Christian	Officer and Director

/s/ Maj. Gen. Wayne P. Jackson (USA-Ret.)	Director	September 22, 2009
Maj. Gen. Wayne P. Jackson (USA-Ret.)

/s/ William Hotz	Director	September 22, 2009
William Hotz