Form 10-Q/A
period 2009-03-31
Sanswire Corp.
filed 2009-10-13
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

AMENDMENT NO. 1
TO
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2009 (Restated)	DECEMBER 31, 2008 (Restated)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$103,585	$4,809
Current assets from discontinued operations	6,406	6,406
TOTAL CURRENT ASSETS	109,991	11,215
Investment in joint venture	3,229,000	3,229,000
TOTAL NONCURRENT ASSETS	3,229,000	3,229,000
TOTAL ASSETS	$3,338,991	$3,240,215

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$3,824,753	$3,802,777
Notes and convertible notes payable, net of discount of $126,072 and $134,423	9,477,557	9,264,732
Accrued expenses and other liabilities	3,556,196	3,489,210
Fair value of derivative liabilities	677,825	748,244
Current liabilities from discontinued operations	1,387,407	1,387,406
TOTAL LIABILITIES	18,923,738	18,692,369

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Preferred stock, $.001 par value, 250,000 shares authorized;
no shares issued and outstanding:	—	—
Series B Preferred stock, $.001 par value, 500,000 shares authorized;
no shares issued and outstanding:	—	—
Series C Preferred stock, $.001 par value, 5,000 shares authorized;
no shares issued and outstanding:	—	—
Series D Preferred stock, $.001 par value, 5,000 shares authorized;
no shares issued and outstanding:	—	—
Common stock, $.00001 par value, 250,000,000 shares authorized;
189,324,242 and 184,704,015 shares issued and outstanding	1,894	1,848
Additional paid-in capital	110,165,698	109,848,580
Accumulated deficit	(125,752,339)	(125,302,582)
TOTAL STOCKHOLDERS' DEFICIT	(15,584,747)	(15,452,154)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,338,991	$3,240,215

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,

	2009 (Restated)		2008 (Restated)
	(Unaudited)		(Unaudited)
REVENUES		$—		$—
COST OF REVENUES		—		—
GROSS MARGIN		—		—
EXPENSES
Payroll and related taxes		117,434		372,371
Consulting fees		93,159		130,730
Noncash officers' and directors' compensation		—		285,000
General and administrative		121,491		109,792
TOTAL EXPENSES		332,084		897,893
LOSS FROM OPERATIONS		(332,084)		(897,893)
OTHER INCOME (EXPENSE)
Loss on extinguishment of debt		—		(1,096,650)
Interest expense, net		(188,091)		(209,536)
Extinguishment of derivative liabilities		—		79,923
Change in fair value of derivative liabilities		70,419		(601,536)
NET OTHER INCOME (EXPENSE)		(117,672)		(1,827,799)
LOSS FROM CONTINUING OPERATIONS		(449,756)		(2,725,692)

LOSS FROM DISCONTINUED OPERATIONS		—		(244)
NET LOSS		$(449,756)		$(2,725,936)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC and DILUTED		185,472,412		136,208,846

LOSS PER SHARE FROM CONTINUING OPERATIONS
BASIC and DILUTED	$	(0.00)	$	(0.02)
LOSS PER SHARE FROM DISCONTINUED OPERATIONS
BASIC and DILUTED	$	(0.00)	$	(0.00)
NET LOSS PER SHARE
BASIC and DILUTED	$	(0.00)	$	(0.02)

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

	2009 (Restated)	2008 (Restated)
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(449,756)	$(2,725,936)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	34,009	66,647
Loss on extinguishment of debt	—	1,096,650
Stock based compensation	84,500	115,000
Fair value of vested options	—	244,831
Interest expense on convertible notes payable	142,313	142,767
Extinguishment of derivative liabilities	—	(79,923)
Change in fair value of derivative liabilities	(70,419)	601,536
Decrease in assets:
Decrease in assets relating to discontinued operations	—	11,956
Increase in liabilities:
Accounts payable	21,976	47,189
Accrued expenses and other liabilities	96,153	253,165
Increase in liabilities relating to discontinued operations	—	25
NET CASH USED BY OPERATING ACTIVITIES	(141,224)	(226,093)
CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH USED BY INVESTING ACTIVITIES	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	—	(25,139)
Proceeds from notes and loans payable	140,000	356,278
Proceeds from sale of common stock	100,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	240,000	331,139
NET INCREASE IN CASH AND EQUIVALENTS	98,776	105,046
CASH AND EQUIVALENTS – BEGINNING OF PERIOD	4,809	32,278
CASH AND EQUIVALENTS – ENDING OF PERIOD	$103,585	$137,324

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$122	$122
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for joint venture	—	268,000
Shares for accrued expenses	29,167	61,470
Conversion of notes payable to common stock	75,438	281,320
Non-cash equity-warrant valuation and intrinsic value of beneficial conversion associated with convertible notes	84,601	129,918

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

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s financial position as of March 31, 2009 and the results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three month periods ended March 31, 2009 and 2008, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. The interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2008 filed on Form 10-K/A filed on September 22, 2009.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2009 AND 2008
(RESTATED)

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $449,756 and a negative cash flow from operations of $141,224 for the three months ended March 31, 2009, and had a working capital deficiency of $18,813,747 and a stockholders’ deficit of $15,584,747 at March 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates that a net loss will continue for fiscal 2009.

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
 (RESTATED)

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009:

		Fair Value Measurements at March 31, 2009
	Total Carrying Value at March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$108,671	$108,671	$—	$—
Derivative liabilities	677,825	—	—	677,825

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
 (RESTATED)

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159. The Fair Value Option of Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value. The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. The Company has adopted this standard effective January 1, 2009 and the Company’s adoption of this standard did not have a material impact on its condensed consolidated financial statements.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2009 AND 2008
(RESTATED)

SFAS No. 141 (R), Business Combinations and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has adopted this standard effective January 1, 2009 and the Company’s adoption of this standard did not have a material impact on its condensed consolidated financial statements.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has adopted this standard effective January 1, 2009 and the Company’s adoption of this standard did not have a material impact on its condensed consolidated financial statements.

FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments . This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed consolidated financial statements.

FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly . This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157,  Fair Value Measurements , when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its condensed consolidated financial statements.

 FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107,  Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28,  Interim Financial Reporting , to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed consolidated financial statements.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2009 AND 2008
(RESTATED)

NOTE 2.  RESTATEMENT OF FINANCIAL STATEMENTS

On September 4, 2009, the Company concluded, with the concurrence of the Company’s Board of Directors, that an accounting error had been made in the Company’s historical March 31, 2009 and March 31, 2008 financial statements in relation to the recording of derivative liabilities related to the conversion feature and associated warrants issued with convertible notes during 2006, 2007, and 2008.  As a result, the Company’s consolidated financial statements for the three months ended March 31, 2009 and 2008 are being amended and restated.

The restatements reflect adjustments to recognize derivative liabilities and related changes in the fair value of the derivative liabilities.  The convertible notes and associated warrants provide for a strike price reset if the Company issues stock at a price less than the defined exercise price, and the Company determined derivative liability classification was required for the conversion feature and associated warrants under EITF 00-19.  In particular, the Company compared (a) the number of authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments (i.e. other convertible notes, warrants, and options) with (b) the maximum number of shares that could be required to be delivered upon conversion of the convertible notes.  Since the amount in (b) exceeded the amount in (a), the Company determined that share settlement was not within its control.

The effects of the restatement on the Company’s condensed consolidated financial statements for the periods ended March 31, 2009 and 2008 are shown below (note: see table of adjustment descriptions at end of this section):

	March 31, 2009
Account	(As Initially Reported)	(Adjustment)		(As Restated) (Unaudited)
Current Assets
Cash	$103,585	$—		$103,585
Current assets from discontinued operations	6,406	—		6,406
Total current assets	109,991	—		109,991
Investment in joint venture	3,229,000	—		3,229,000
Total Assets	$3,338,991	$—		$3,338,991
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,824,753	$—		$3,824,753
Notes and notes payable, net of discount of $303,056 and $126,072	9,300,573	176,984	2	9,477,557
Accrued expenses and other liabilities	3,556,196	—		3,556,196
Derivative liabilities	677,825			677,825
Current liabilities from discontinued operations	1,387,407	—		1,387,407
Total current liabilities	18,746,754	176,984		18,923,738
Stockholders’ Deficit
Common stock	1,894	—		1,894
Additional paid-in capital	111,294,864	(1,129,166	) 1	110,165,698
Accumulated deficit	(126,704,521)	952,182	1, 2	(125,752,339)
Total Stockholders’ Deficit	(15,407,763)	(176,984)		(15,584,747)
Total Liabilities and Stockholders’ Deficit	$3,338,991	$—		$3,338,991

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2009 AND 2008
(RESTATED)

	December 31, 2008
Account	(As Initially Reported)	(Adjustment)		(As Restated)
Current Assets
Cash	$4,809	$—		$4,809
Current assets from discontinued operations	6,406	—		6,406
Total current assets	11,215	—		11,215
Investment in joint venture	3,229,000	—		3,229,000
Total Assets	$3,240,215	$—		$3,240,215
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,802,777	$—		$3,802,777
Notes and notes payable, net of discount of $134,423	9,264,732	—		9,264,732
Accrued expenses and other liabilities	3,489,210	—		3,489,210
Derivative liability	—	748,244	4	748,244
Current liabilities from discontinued operations	1,387,406	—		1,387,406
Total current liabilities	17,944,125	748,244		18,692,369
Stockholders’ Deficit
Common stock	1,848	—		1,848
Additional paid-in capital	111,128,580	(1,280,000	) 4	109,848,580
Accumulated deficit	(125,834,338)	531,756	4	(125,302,582)
Total Stockholders’ Deficit	(14,703,910)	(748,244)		(15,452,154)
Total Liabilities and Stockholders’ Deficit	$3,240,215	$—		$3,240,215

	Three Months Ended March 31, 2009 (Unaudited)
Account	(As Initially Reported)	(Adjustment)		(As Restated)
Revenue	$—	$—		$—
Cost of revenues	—	—		—
Gross margin	—	—		—

Payroll and related taxes	(117,434)	—		(117,434)
Consulting fees	(93,159)	—		(93,159)
General and administrative expenses	(121,491)	—		(121,491)
Loss from operations	(332,084)	—		(332,084)

Interest expense	(391,688)	203,597	3	(188,091)
Change in fair value of warrants and conversion feature	70,419	—		70,419
Net other expense	(321,269)	203,597		(117,672)
Loss from continuing operations	(653,353)	203,597		(449,756)
Loss from discontinued operations	—	—		—
Net loss	$(653,353)	$203,597		$(449,756)
Net loss per share from continuing operations, basic and diluted	$(0.00)	0.00		(0.00)
Net loss per share from discontinuing operations, basic and diluted	$(0.00)	—		$(0.00)
Weighted average shares outstanding, basic and diluted	185,472,412			185,472,412

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2009 AND 2008
(RESTATED)

	Three Months Ended March 31, 2008 (Unaudited)
Account	(As Initially Reported)	(Adjustment)		(As Restated)
Revenue	$—	$—		$—
Cost of revenues	—	—		—
Gross margin	—	—		—

Payroll and related taxes	(372,371)	—		(372,371)
Consulting fees	(130,730)	—		(130,730)
Noncash officers’ and directors’ compensation	(285,000)	—		(285,000)
General and administrative expenses	(109,792)	—		(109,792)
Loss from operations	(897,893)	—		(897,893)

Loss on extinguishment of debt	(1,096,650)	—		(1,096,650)
Interest expense	(378,454)	168,918	5	(209,536)
Extinguishment of derivative liability	—	79,923	7	79,923
Change in fair value of warrants and conversion feature	—	(601,536	) 6	(601,536)
Net other expense	(1,475,104)	(352,695)		(1,827,799)
Loss from continuing operations	(2,372,997)	(352,695)		(2,725,692)
Loss from discontinued operations	(244)	—		(244)
Net loss	$(2,373,241)	$(352,695)		$(2,725,936)
Net loss per share from continuing operations, basic and diluted	$(0.02)	(0.00)		(0.02)
Net loss per share from discontinuing operations, basic and diluted	$(0.00)	—		$(0.00)
Weighted average shares outstanding, basic and diluted	136,208,846			136,208,846

	Three Months Ended March 31, 2009 (Unaudited)
	(As Initially Reported)	(Adjustment)		(As Restated)
Cash flow from operating activities:
Net loss	$(653,353)	$203,597		$(449,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	240,007	(205,998	) 3	34,009
Stock based compensation	84,500	—		84,500
Fair value of vested options	—	—		—
Change in fair value of derivative liability	(70,419)	—		(70,419)
Extinguishment of derivative liability	—	—		—
Interest expense on convertible notes payable	139,912	2,401	3	142,313
Decrease in assets:
Decrease in assets relating to discontinued operations	—	—		—
Increase in liabilities:
Accounts payable	21,976	—		21,976
Accrued expenses and other liabilities	96,153	—		96,153
Increase in liabilities relating to discontinued operations	—	—		—
Net cash used in operating activities	(141,224)	—		(141,224)
Cash flows from investing activities:
Net cash used in investing activities	—	—		—

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2009 AND 2008
(RESTATED)

	Three Months Ended March 31, 2009 (Unaudited)
	(As Initially Reported)	(Adjustment)	(As Restated)
Cash flows from financing activities:
Proceeds from notes and loans payable	140,000	—	140,000
Proceeds from sale of common stock	100,000	—	100,000
Net cash provided by financing activities	240,000	—	240,000
Net increase in cash and cash equivalents	98,776	—	98,776
Cash and cash equivalents, beginning of period	4,809	—	4,809
Cash and cash equivalents, end of period	$103,585	$—	$103,585

	Three Months Ended March 31, 2008 (Unaudited)
	(As Initially Reported)	(Adjustment)		(As Restated)
Cash flow from operating activities:
Net loss	$(2,373,241)	$(352,695)		$(2,725,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	66,647	—		66,647
Loss/Gain on extinguishment of debt	1,096,650	—		1,096,650
Stock based compensation	115,000	—		115,000
Fair value of vested options	244,831	—		244,831
Change in fair value of derivative liability	168,918	432,618	5,6	601,536
Extinguishment of derivative liability	—	(79,923	) 7	(79,923)
Interest expense on convertible notes payable	142,767	—		142,767
Decrease in assets:
Decrease in assets relating to discontinued operations	11,956	—		11,956
Increase in liabilities:
Accounts payable	47,189	—		47,189
Accrued expenses and other liabilities	253,165	—		253,165
Increase in liabilities relating to discontinued operations	25	—		25
Net cash used in operating activities	(226,093)	—		(226,093)
Cash flows from investing activities:
Net cash used in investing activities	—	—		—
Cash flows from financing activities:
Payments on notes payable	(25,139)	—		(25,139)
Proceeds from notes and loans payable	356,278	—		356,278
Net cash provided by financing activities	331,139	—		331,139
Net increase in cash and cash equivalents	105,046	—		105,046
Cash and cash equivalents, beginning of period	32,278	—		32,278
Cash and cash equivalents, end of period	$137,324	$—		$137,324

Description of adjustments:

(1)
To record $952,182 decrease to accumulated deficit for prior period recognition of derivative liability, and $1,129,166 decrease to additional paid in capital for cumulative effect of correction of accounting for warrants and conversion feature of convertible notes as derivative liabilities.

(2)	To record $176,984 decrease in note discount for the three months ended March 31, 2009.
(3)	To record $203,597 decrease in interest expense for the three ended March 31, 2009.
(4)
To record $748,244 increase to derivative liability, $531,756 decrease to accumulated deficit for prior period recognition of derivative liability, and $1,280,000 decrease to additional paid in capital for cumulative effect of correction of accounting for warrants and conversion feature of convertible notes as derivative liabilities.

(5)	To record $168,918 from interest expense to change in derivative liability for the three months ended March 31, 2008.
(6)	To record $601,536 increase in derivative liability for the three months ended March 31, 2008.
(7)	To record $79,923 decrease from extinguishment of derivative liability for the three months ended March 31, 2008.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2009 AND 2008
(RESTATED)

The Company’s derivatives consisted of the following at March 31, 2009 and December 31, 2008 and were valued using the Black-Scholes option pricing model and the following assumptions:

	March 31, 2009	December 31, 2008
Conversion feature:
Risk-free interest rate	0.21 – 0.81%	0.27 – 0.76%
Expected volatility	118 - 143%	118 - 134%
Expected life (in years)	0.39 – 1.87	0.33 - 1.76
Expected dividend yield	—	—

Warrants:
Risk-free interest rate	0.17 – 1.15%	0.11 – 1.00%
Expected volatility	40 - 174%	28 - 167%
Expected life (in years)	0.16 – 2.89	0.01 – 2.74
Expected dividend yield	—	—

Fair value:
Conversion feature	$412,210	$495,805
Warrants	$265,615	$252,439

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
(RESTATED)

MARCH 31, 2008 (Unaudited)	Telecom	GlobeTel Wireless	Total
General and administrative	$(244)	$—	$(244)

Loss from discontinued operations	$(244)	$—	$(244)

The Company had the following assets and liabilities from its discontinued operations on its consolidated balance sheet as of March 31, 2009 and December 31, 2008:

MARCH 31, 2009 (Unaudited)	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
Total assets	$6,406	$—	$6,406

Accounts payable	140,116	1,216,208	1,356,324
Accrued liabilities	9,605	21,477	31,082
Total current liabilities	149,721	1,237,685	1,387,406

Net liabilities of discontinued operations	$143,315	$1,237,685	$1,381,000

DECEMBER 31, 2008	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
Total assets	$6,406	$—	$6,406

Accounts payable	140,116	1,216,208	1,356,324
Accrued liabilities	9,605	21,477	31,082
Total current liabilities	149,721	1,237,685	1,387,406

Net liabilities of discontinued operations	$143,315	$1,237,685	$1,381,000

NOTE 4. NOTES AND CONVERTIBLE NOTES PAYABLE

	March 31,	December 31,
	2009	2008
	(Unaudited)
(A) Notes payable	$5,997,030	$5,997,030
(B) Convertible notes payable, net of unamortized discount of $0 and $0	80,000	80,000
(C) Convertible promissory notes, net of unamortized discount of $126,072 and $134,423	2,090,263	2,016,913
Total	8,167,293	8,093,943
Accrued Interest	1,310,264	1,170,789
Total	$9,477,557	$9,264,732

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
(RESTATED)

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

The Company determined that the total fair value of the warrants was $22,252 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate ranging from 1.31% to 1.40%, expected volatility of 169.01% and an expected term of the warrants of 3 years.  The initial calculated fair value of warrants of $22,252 was reflected by the Company as a valuation discount and offset to the carrying value of the Notes, and are being amortized by the effective interest method over the term of the Notes. As of March 31, 2009, the Company amortized $1,236 of the valuation discount, which is reflected as financing costs in the Company’s consolidated statements of operations.  During st quarter 2009, no principal or interest had been converted.

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

The Company determined that the total fair value of the warrants was $5,807 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 1.22%, expected volatility of 169.01% and an expected term of the warrants of 3 years.  The initial calculated fair value of warrants of $5,807 was reflected by the Company as a valuation discount and offset to the carrying value of the Notes, and are being amortized by the effective interest method over the term of the Notes. As of March 31, 2009, the Company amortized $645 of the valuation discount, which is reflected as financing costs in the Company’s consolidated statements of operations.  During 1st quarter 2009, no principal or interest had been converted.

As of March 31, 2009, a balance of $130,000 remains through convertible notes payable.  The Company has accrued interest at a rate of 7% per annum, which totals $8,283 as of March 31, 2009.

SANSWIRE CORP. (FORMERLY GLOBETEL COMMUNICATIONS CORP.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2009 AND 2008
(RESTATED)

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

NOTE 5. TAO TECHNOLOGIES TRANSACTION

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
(RESTATED)

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
(RESTATED)

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
(RESTATED)

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

 Leinwand Employment Agreement

On May 3, 2009, the Board of Directors of the Company ratified an employment agreement (effective March 1, 2008 (the “Effective Date”) by and between the Company and Mr. Jonathan Leinwand (“Executive”), whereby Executive was appointed as Chief Executive Officer and General Counsel of the Company.  The Employment Agreement has an initial term of one year from the Effective Date and will automatically renew for consecutive one year terms until such time that the Employment Agreement is terminated upon mutual agreement between the parties upon 30 days written notice or upon termination for cause. Pursuant to the Employment Agreement, Executive is to receive an annual base salary of $250,000 per year, subject review by the Board of Directors on an annual basis (the “Base Salary”). Executive was provided a signing bonus of 2,000,000 shares of the Company’s common stock upon execution of the Employment Agreement and will also be entitled to receive an annual bonus in the form of cash and/or equity compensation in amount equal to up to one hundred and fifty percent (150%) of Employee’s Base Salary.  Executive shall also be entitled to receive additional equity compensation in the amounts and upon completion of the following milestones as set forth below: (1) 2,000,000 shares upon the filing of the Company’s restated Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and the fiscal year ended December 31, 2004; (2) 2,000,000 shares upon the filing of the Company’s Annual Report on Form 10- K for the fiscal year December 31, 2007 and the fiscal year ended December 31, 2006; (3) 1,000,000 shares upon the Company’s quotation for trading on the Over-the-Counter Bulletin Board; (4) 2,000,000 shares upon the Company entering into an agreement that results in revenue for the Company in either the form of funds for research and development from an established defense contractor or government agency or the sale of an airship or revenues from other projects in excess of $250,000; (5) 2,000,000 shares upon the closing of financing of at least $1,000,000 in gross proceeds, in the aggregate, commencing from the date of initial appointment as CEO on September 10, 2007; and (6) 2,000,000 shares upon the Company’s market cap reaching $50,000,000.  Executive is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. Executive’s employment with the Company may be terminated at any time, with or without cause or good reason. In the event that Executive’s employment is terminated by the Company prior to the end of the Employment Agreement for any reason except malfeasance, fraud, or gross negligence then Executive shall be entitled to payment of salary, benefits and bonus for the three (3) months following such termination and shall be entitled to a pro-rata bonus for the term thereunder. To the extent permitted by law, the Company also agreed to indemnify Executive against any claim or liability and will hold Executive harmless from and pay any expenses (including, without limitation, legal fees and court costs), judgments, fines, penalties, settlements and other amounts arising out of or in connection with any act or omission of the Executive performed or made in good faith on behalf of the Company pursuant to the Employment Agreement, regardless of negligence. Though Mr. Leinwand resigned as CEO and director on August 6, 2009, the agreement still remains in effect.

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

OTHER INCOME (EXPENSE). We had net other expenses totaling $117,672 during the three month period ended March 31, 2009 compared to other income of $1,827,799 during the three month period ended March 31, 2008. This variance was due primarily to the non cash charges related to the change in the fair value of derivatives as well as the modifications of our convertible debentures of $1,096,650 in 2008.

 Interest expense for the three month period ended March 31, 2009 was $188,091 compared to $209,536 for the three month period ended March 31, 2008. Interest expense increase was primarily due to an increase in non cash charges related to the Company’s convertible debentures.

LOSS FROM DISCONTINUED OPERATIONS. During the three month period ended March 31, 2009 we had no activity related to our discontinued operations compared to a loss of $244 during the three month period ended March 31, 2008. See note 2 in the financial statements for more information regarding the discontinued operations.

NET LOSS. We had a net loss of $449,756 in the three month period ended March 31, 2009 compared to $2,725,936 in the three month period ended March 31, 2008. The decrease in net loss is primarily attributable to the decrease in the operating expenses as discussed above.

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

LIABILITIES. At March 31, 2009, the Company had total liabilities of $18,923,738 compared to total liabilities of $18,692,369 as of December 31, 2008. The increase of $231,369 was principally due non cash charges associated with the derivative liabilities (see note 2 of the financial statements.) and the increase in convertible notes payable of $140,000 (see note 4 of the financial statements.)

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $449,756 and a negative cash flow from operations of $141,224 for the three months ended March 31, 2009, and had a working capital deficiency of $18,813,747 and a stockholders’ deficit of $15,584,747 at March 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates that a net loss will continue for fiscal 2010.

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

Subsequent to March 31, 2009, the Company has raised $300,000 from investors; however this is not adequate funding to cover the Company’s working capital deficit or the net loss for the three month period ended March 31, 2009 of approximately $449,756.

 As reflected in the accompanying financial statements, during the three month period ended March 31, 2009 we had a net loss of $449,756 compared to a net loss of $2,725,936 during the three month period ended March 31, 2008. Consequently, there is an accumulated deficit of $125,752,339 at March 31, 2009 compared to $125,302,582 at December 31, 2008.

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

Recent Accounting pronouncements

SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159. The Fair Value Option of Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value. The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. The Company has adopted this standard effective January 1, 2009 and the Company’s adoption of this standard did not have a material impact on its condensed consolidated financial statements.

SFAS No. 141 (R), Business Combinations and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has adopted this standard effective January 1, 2009 and the Company’s adoption of this standard did not have a material impact on its condensed consolidated financial statements.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has adopted this standard effective January 1, 2009 and the Company’s adoption of this standard did not have a material impact on its condensed consolidated financial statements.

FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments . This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed consolidated financial statements.

FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly . This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157,  Fair Value Measurements , when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its condensed consolidated financial statements.

FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107,  Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28,  Interim Financial Reporting , to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of Jonathan Leinwand, the Company’s Chief Executive Officer and Chief Financial Officer (the “Reviewing Officers”), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2009 (the “Quarter”). In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Reviewing Officers concluded that as of the end of the Quarter, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, except for the establishment of the audit committee as contemplated below.

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

Remediation of Material Weaknesses identified in prior years have been addressed. In the first phase of the program, already completed as of September 30, 2007, we hired consultants and accounting consultants to review our financial statements and prepare the restatement of our financial statements.

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

Dated: October 13, 2009

SANSWIRE CORP.

By: /s/ David A. Christian
David A. Christian, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

SANSWIRE CORP.

By: /s/ Thomas Seifert
Thomas Seifert, Chief Financial Officer (Principal Accounting and Financial Officer)