Form 10-Q
period 2009-09-30
Sanswire Corp.
filed 2009-11-16
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2009
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

Commission file number 001-32509

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

As of November 16, 2009, there were 249,115,902 shares of the issuer's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SANSWIRE CORP.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2009	DECEMBER 31, 2008
ASSETS	(Unaudited)	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$7,692	$4,809
Inventories	1,110,700	—
Current assets from discontinued operations	6,406	6,406
TOTAL CURRENT ASSETS	1,124,798	11,215
NONCURRENT ASSETS
Intangible assets, net of accumulated amortization of $807,250	2,421,750	—
Investment in joint venture	—	3,229,000
Deposits	11,150	—
TOTAL NONCURRENT ASSETS	2,432,900	3,229,000
TOTAL ASSETS	$3,557,698	$3,240,215

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES
Accounts payable (including $385,357 due to joint venture partner at September 30, 2009)	$4,874,995	$3,802,777
Notes and convertible notes payable, net of discount of $0 and $134,423	7,290,280	9,264,732
Accrued expenses and other liabilities (including $2,185,000 due to joint venture partner at September 30, 2009 and December 31, 2008)	3,180,589	3,489,210
Fair value of derivative liabilities	2,633,367	748,244
Current liabilities from discontinued operations	1,387,406	1,387,406
TOTAL LIABILITIES	19,366,637	18,692,369

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series E Preferred stock, $.001 par value, 100,000 shares authorized;
100,000 shares issued and outstanding	100	—
Additional paid-in capital - Series E Preferred stock	625,894	—
Common stock, $.00001 par value, 250,000,000 shares authorized;
248,990,902 and 184,704,015 shares issued and outstanding	2,491	1,848
Additional paid-in capital	118,107,011	109,848,580
Accumulated deficit	(134,544,435)	(125,302,582)
TOTAL STOCKHOLDERS' DEFICIT	(15,808,939)	(15,452,154)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,557,698	$3,240,215

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
	2009		2008 (Restated)		2009		2008 (Restated)

REVENUES		$—		$—		$—		$—

EXPENSES
Payroll and related taxes		153,687		135,496		404,023		666,531
Consulting fees		719,488		422,768		1,474,117		1,138,796
Officers' and directors' stock based compensation		335,750		97,500		3,246,280		435,000
Amortization		242,175		—		807,250		—
General and administrative		95,460		111,055		341,119		275,059
TOTAL EXPENSES		1,546,560		766,819		6,272,789		2,515,386
LOSS FROM OPERATIONS		(1,546,560)		(766,819)		(6,272,789)		(2,515,386)
OTHER INCOME (EXPENSE)
Loss on extinguishment of debt		—		—		—		(1,096,650)
Extinguishment of derivative liabilities		629,563		150,995		629,563		442,529
Change in fair value of derivative liabilities		(378,532)		600,838		(2,514,686)		266,179
Interest expense, net		(197,145)		(418,697)		(1,083,941)		(856,218)
NET OTHER INCOME (EXPENSE)		53,886		333,136		(2,969,064)		(1,244,160)
LOSS FROM CONTINUING OPERATIONS		(1,492,674)		(433,683)		(9,241,853)		(3,759,546)
LOSS FROM DISCONTINUED OPERATIONS		—		—		—		(196)
NET LOSS		$(1,492,674)		$(433,683)		$(9,241,853)		$(3,759,742)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC and DILUTED		226,806,725		155,459,034		206,213,560		133,121,067

LOSS PER SHARE FROM CONTINUING OPERATIONS
BASIC and DILUTED	$	(0.01)	$	(0.00)	$	(0.04)	$	(0.03)
LOSS PER SHARE FROM DISCONTINUED OPERATIONS
BASIC and DILUTED		—		—		—	$	(0.00)
NET LOSS PER SHARE
BASIC and DILUTED	$	(0.01)	$	(0.00)	$	(0.04)	$	(0.03)

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
 (Unaudited)

	COMMON STOCK
			ADDITIONAL
			PAID-IN
Description	SHARES	AMOUNT	CAPITAL

BALANCE, DECEMBER 31, 2008 (Restated)	184,704,015	$1,848	$109,848,580
Shares issued for cash	12,889,996	129	1,353,321
Shares issued for conversion of notes	25,683,212	257	2,702,942
Shares issued for settlement of debt	2,720,346	27	131,753
Shares issued for services	22,668,333	226	1,881,774
Shares issued for options exercised	75,000	1	(1)
Shares issued for interest	250,000	3	9,497
Fair value of vested options issued for officers’ and directors’ compensation	—	—	1,707,780
Warrants issued with convertible notes	—	—	28,060
Modification of warrants	—	—	443,305
Preferred Series E shares issued for accrued expenses	—	—	—
Preferred Series E shares issued for accounts payable	—	—	—
Net loss	—	—	—
BALANCE, SEPTEMBER 30, 2009	248,990,902	$2,491	$118,107,011

(continued)

See accompanying notes to consolidated financial statements

SANSWIRE CORP.  AND SUBSIDIARIES (continued)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
 (Unaudited)

	SERIES E PREFERRED STOCK
		ADDITIONAL			TOTAL
		PAID-IN		ACCUMULATED	STOCKHOLDERS'
Description	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
BALANCE, DECEMBER 31, 2008 (Restated)	—	$—	$—	$(125,302,582)	$(15,452,154)
Shares issued for cash	—	—	—	—	1,353,450
Shares issued for conversion of notes	—	—	—	—	2,703,199
Shares issued for settlement of debt	—	—	—	—	131,780
Shares issued for services	—	—	—	—	1,882,000
Shares issued for options exercised	—	—	—	—	—
Shares issued for interest	—	—	—	—	9,500
Fair value of vested options issued for officers’ and directors’ compensation	—	—	—	—	1,707,780
Warrants issued with convertible notes	—	—	—	—	28,060
Modification of warrants	—	—	—	—	443,305
Preferred Series E shares issued for accrued expenses	70,385	70	440,537	—	440,607
Preferred Series E shares issued for accounts payable	29,615	30	185,357	—	185,387
Net loss	—	—	—	(9,241,853)	(9,241,853)
BALANCE, SEPTEMBER 30, 2009	100,000	$100	$625,894	$(134,544,435)	$(15,808,939)

See accompanying notes to consolidated financial statements

SANSWIRE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2009	2008 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,241,853)	$(3,759,742)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	176,465	207,514
Amortization of intangible asset	807,250	—
Loss on extinguishment of debt	—	1,096,650
Stock based compensation	2,050,726	391,444
Extinguishment of derivative liabilities	—	(266,179)
Change in fair value of derivative liabilities	1,885,123	(442,529)
Fair value of vested options	1,707,780	244,831
Accrued interest expense on convertible notes payable	381,526	421,502
Common stock exchanged for interest and financing costs	—	227,080
Fair value of modification of warrants	443,305	—
Change in operating assets and liabilities:
Inventories	(1,110,700)	—
Assets from discontinued operations	—	12,272
Accounts payable	1,270,636	555,192
Accrued expenses and other liabilities	175,736	914,204
Liabilities from discontinued operations	—	25
NET CASH USED IN OPERATING ACTIVITIES	(1,454,006)	(397,736)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments to joint venture	—	(385,000)
Deposits	(11,150)	—
NET CASH USED IN INVESTING ACTIVITIES	(11,150)	(385,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(25,411)	(25,139)
Proceeds from notes and loans payable	140,000	782,279
Proceeds from sale of common stock	1,353,450	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,468,039	757,140
NET CHANGE IN CASH AND EQUIVALENTS	2,883	(25,596)
CASH AND EQUIVALENTS – BEGINNING OF PERIOD	4,809	32,278
CASH AND EQUIVALENTS – END OF PERIOD	$7,692	$6,682
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$2,903	$122
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for joint venture	—	268,000
Common stock for accrued expenses	43,750	148,970
Common stock for accounts payable	13,031	—
Accrued expense for joint venture	—	659,000
Conversion of notes payable to common stock	2,618,973	4,137,442
Non-cash equity-warrant valuation and intrinsic value of beneficial conversion associated with convertible notes	28,060	194,080
Preferred stock for accrued expenses	440,607	—
Preferred stock for accounts payable	185,387	—

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

NATURE OF OPERATIONS

From 2002 to 2007, Sanswire Corp. (formerly known as GlobeTel Communications Corp.) ("Sanswire" or the “Company”) was involved in the following business sectors: stored value card services; wholesale telecommunications services; voice over IP; wireless broadband; and high altitude airships. These business units operated through various subsidiaries. The Company has discontinued operations in all but the high altitude airship sector that is conducted through the Company’s consolidated joint venture, Sanswire-TAO (for more information see notes 2 and 6 below).

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Sanswire Corp. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation SX for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

The condensed consolidated balance sheet information as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KA filed with the SEC on September 22, 2009. These interim financial statements should be read in conjunction with that report.

The Company applied the provision of Financial Accounting Standards Board (“FASB”) ASC 810-10. “Consolidation of Variable Interest Entities (revised December 2003)” (“FIN 46R”) to its investment in Sanswire-TAO.  Under ASC 810, a variable interest entity (VIE) is subject to consolidation if the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders.  As of September 30, 2009, the Company determined that that consolidation of Sanswire-TAO was appropriate.  Inter-company accounts and transactions have been eliminated in consolidation.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $9,241,853 and used cash in operating activities of $1,454,006 for the nine months ended September 30, 2009, and had a working capital deficit of $18,241,839 and a stockholders’ deficit of $15,808,939 at September 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates that a net loss will continue for the balance of 2009.

Additional cash will still be needed to support operations. Management believes it can continue to raise capital from various funding sources, which will be sufficient to sustain operations at its current level through December 31, 2009. However, if budgeted sales levels are not achieved and/or if significant unanticipated expenditures occur, or if it is unable to obtain the necessary funding, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern. As of the date of this report the Company has continued to raise capital to sustain its current operations which have been reduced since January 1, 2008.  The Company will need to periodically seek investment to provide cash for operations until such time that operations provide sufficient cash flow to cover expenditures.

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

REGISTRATION RIGHTS

At September 30, 2009 the Company has no registration rights agreement requiring penalties to be recorded.

INCOME TAXES

Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) ASC 740, “Accounting for Income Taxes”.  ASC 740 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

VALUATION HIERARCHY

FASB ASC 820, “Fair Value Measurements”, establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009 (unaudited):

	Total Carrying Value at September	Fair Value Measurements at September 30, 2009
	30, 2009	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$7,692	$7,692	$—	$—
Derivative liabilities	2,633,367	—	—	2,633,367

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy. There were no changes in the valuation techniques during the three or nine months ended September 30, 2009.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during each period. The basic and diluted net loss is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. If all outstanding options, warrants and convertible shares were to be converted or exercised as of September 30, 2009, the shares outstanding would be 315,088,127.   The Company's Articles of Incorporation currently allow for issuance of a maximum of 250,000,000 shares of common stock. On November 2, 2009, holders of a majority of our voting shares of our company, Sanswire Corp., acted by written consent in lieu of a special meeting of shareholders to an adopt amendment to our articles of incorporation to increase the number of shares of common stock which we are authorized to issue from 250,000,000 shares to 500,000,000 shares.  As of November 2, 2009, we had 249,115,902 shares of our common stock outstanding. The Company is obligated under various existing agreements, options and warrants to issue additional shares of our common stock.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows FASB ASC 360, "Accounting for the Impairment of Long-Lived Assets." ASC 360 requires that long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

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

STOCK-BASED COMPENSATION

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees using ASC 718 effective January 1, 2006, and for all share-based payments granted based on the requirements of ASC 718. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with ASC 505: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and ASC 505 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued additional application guidance and enhanced disclosures regarding fair value measurements and impairment of securities. The guidance includes how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. Enhanced disclosure requirements include the following: 1) interim disclosures regarding the fair values of financial instruments that are not currently reflected on the balance sheet at fair value; and 2) disclosure on the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. We adopted the additional guidance and disclosure requirements as of our third quarter ended September 30, 2009. The adoption did not have a material effect on our financial condition or results of operations.

In May 2009, the FASB issued its pronouncement regarding subsequent events which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In connection with preparation of the consolidated financial statements, we evaluated subsequent events after the balance sheet date of September 30, 2009 through November 12, 2009, the date the financial statements were issued.

In June 2009, the FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification. All non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification does not change GAAP, but instead introduces a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for our September 30, 2009 financial statements and impacts financial statement disclosures as all references to authoritative accounting literature are referenced in accordance with the Codification.

NOTE 2. DISCONTINUED OPERATIONS

The Company decided to close several of its operations relating to its telecom and wireless activities during 2007 and has presented certain activities as discontinued operations as of September 30, 2009 and December 31, 2008.

The Company had the following assets and liabilities from its discontinued operations on its consolidated balance sheet as of September 30, 2009 (unaudited) and December 31, 2008:

SEPTEMBER 30 2009 (Unaudited)	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
Total assets	$6,406	$—	$6,406

Accounts payable	140,116	1,216,208	1,356,324
Accrued liabilities	9,605	21,477	31,082
Total current liabilities	149,721	1,237,685	1,387,406

Net liabilities of discontinued operations	$143,315	$1,237,685	$1,381,000

DECEMBER 31, 2008	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
Total assets	$6,406	$—	$6,406

Accounts payable	140,116	1,216,208	1,356,324
Accrued liabilities	9,605	21,477	31,082
Total current liabilities	149,721	1,237,685	1,387,406

Net liabilities of discontinued operations	$143,315	$1,237,685	$1,381,000

NOTE 3. RESTATEMENT OF FINANCIAL STATEMENTS

On September 4, 2009, the Company concluded, with the concurrence of the Company’s Board of Directors, that an accounting error had been made in the Company’s historical September 30, and December 31, 2008 consolidated financial statements in relation to the provisions of FASB ASC 815, "Accounting for Derivative Financial Instruments and Hedging Activities” and the recording of certain warrants and the beneficial conversion feature of the Company’s convertible notes payable.   In accordance with ASC 815, the fair value of certain of the Company’s options and warrants and the embedded conversion feature of the Company’s convertible notes payable, have been re-characterized as derivative liabilities effective January 1, 2007.  ASC 815 requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.  As a result, the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2008 and audited condensed consolidated financial statements as of December 31, 2008 have been restated.

The effects of the restatement on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2008 and as of December 31, 2008 are shown below (note: see table of adjustment descriptions at end of this section):

	December 31, 2008
Account	(As Initially Reported)	(Adjustment)		(As Restated)
Current Assets
Cash	$4,809	$—		$4,809
Current assets from discontinued operations	6,406	—		6,406
Total current assets	11,215	—		11,215
Investment in joint venture	3,229,000	—		3,229,000
Total Assets	$3,240,215	$—		$3,240,215
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,802,777	$—		$3,802,777
Notes and notes payable, net of discount of $134,423	9,264,732	—		9,264,732
Accrued expenses and other liabilities	3,489,210	—		3,489,210
Derivative liabilities	—	748,244	(1)	748,244
Current liabilities from discontinued operations	1,387,406	—		1,387,406
Total Current Liabilities	17,944,125	748,244		18,692,369
Stockholders’ Deficit
Common stock	1,848	—		1,848
Additional paid-in capital	111,128,580	(1,280,000	) (1)	109,848,580
Accumulated deficit	(125,834,338)	531,756	(1)	(125,302,582)
Total Stockholders’ Deficit	(14,703,910)	(748,244)		(15,452,154)
Total Liabilities and Stockholders’Deficit	$3,240,215	$—		$3,240,215

	Nine Months Ended September 30, 2008 (Unaudited)
Account	(As Initially Reported)	(Adjustment)		(As Restated)
Revenue	$—	$—		$—

Payroll and related taxes	(666,531)	—		(666,531)
Consulting fees	(1,138,796)	—		(1,138,796)
Noncash officers’ and directors’ compensation	(435,000)	—		(435,000)
General and administrative expenses	(275,059)	—		(275,059)
Loss from operations	(2,515,386)	—		(2,515,386)

Loss on extinguishment of debt	(1,096,650)	—		(1,096,650)
Interest expense	(856,218)	—		(856,218)
Extinguishment of derivative liability	—	442,529	(3)	442,529
Change in fair value of derivative liability	—	266,179	(2)	266,179
Net other expense	(1,952,868)	708,708		(1,244,160)
Loss from continuing operations	(4,468,254)	708,708		(3,759,546)
Loss from discontinued operations	(196)	—		(196)
Net loss	$(4,468,450)	$708,708		$(3,759,742)
Net loss per share from continuing operations, basic and diluted	$(0.03)	0.00		(0.03)
Net loss per share from discontinuing operations, basic and diluted	$(0.00)	—		$(0.00)
Weighted average shares outstanding, basic and diluted	133,121,067			133,121,067

	Three Months Ended September 30, 2008 (Unaudited)
Account	(As Initially Reported)	(Adjustment)		(As Restated)
Revenue	$—	$—		$—

Payroll and related taxes	(135,496)	—		(135,496)
Consulting fees	(422,768)	—		(422,768)
Noncash officers’ and directors’ compensation	(97,500)	—		(97,500)
General and administrative expenses	(111,055)	—		(111,055)
Loss from operations	(766,819)	—		(766,819)

Interest expense	(311,263)	(107,434	)(6)	(418,697)
Extinguishment of derivative liability	—	150,995	(5)	150,995
Change in fair value of derivative liability	—	600,838	(4)	600,838
Net other expense	(311,263)	644,399		333,136
Loss from continuing operations	(1,078,082)	644,399		(433,683)
Loss from discontinued operations	—	—		—
Net loss	$(1,078,082)	$644,399		$(433,683)
Net loss per share from continuing operations, basic and diluted	$(0.01)	0.00		(0.00)
Net loss per share from discontinuing operations, basic and diluted	$(0.00)	—		$(0.00)
Weighted average shares outstanding, basic and diluted	155,459,034			155,459,034

	Nine Months Ended September 30, 2008 (Unaudited)
	(As Initially Reported)		(Adjustment)		(As Restated)
Cash flow from operating activities:
Net loss	$(4,468,450)		$708,708		$(3,759,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	207,514		—		207,514
Loss/Gain on extinguishment of debt	1,096,650		—		1,096,650
Stock based compensation	391,444		—		391,444
Fair value of vested options	244,831		—		244,831
Change in fair value of derivative liability	—		(266,179	) (2)	(442,529)
Extinguishment of derivative liability	—		(442,529	) (3)	(266,179)
Interest expense on convertible notes payable	421,502		—		421,502
Common stock exchanged for interest and financing costs	227,080		—		227,080
Decrease in assets:
Decrease in assets relating to discontinued operations	12,272		—		12,272
Increase in liabilities:
Accounts payable	555,192		—		555,192
Accrued expenses and other liabilities	914,204		—		914,204
Increase in liabilities relating to discontinued operations	25		—		25
Net cash used in operating activities	(397,736	) )	—		(397,736)
Cash flows from investing activities:
Payment on joint venture	(385,000)		—		(385,000)
Net cash used in investing activities	(385,000)		—		(385,000)
Cash flows from financing activities:
Payments on notes payable	(25,139)		—		(25,139)
Proceeds from notes and loans payable	782,279		—		782,279
Net cash provided by financing activities	757,140		—		757,140
Net decrease in cash and cash equivalents	(25,596)		—		(25,596)
Cash and cash equivalents, beginning of period	32,278		—		32,278
Cash and cash equivalents, end of period	$6,682		$—		$6,682

Description of adjustments:

(1)
To record $748,244 increase to derivative liability, $531,756 decrease to accumulated deficit for prior period recognition of derivative liability, and $1,280,000 decrease to additional paid in capital upon adoption of ASC 815.

(2)	To record $266,179 decrease in derivative liability for the nine months ended September 30, 2008.

(3)	To record $442,529 decrease from the extinguishment of derivative liabilities for the nine months ended September 30, 2008.

(4)	To record $600,838 decrease in derivative liability for the three months ended September 30, 2008.

(5)	To record $150,995 decrease from the extinguishment of derivative liabilities for the three months ended September 30, 2008.

(6)	To reclass $107,434 to interest expense from derivative liability for the three months ended September 30, 2008.

NOTE 4. NOTES AND CONVERTIBLE NOTES PAYABLE

	September 30,	December 31,
	2009	2008
	(Unaudited)
(A) Notes payable	$5,997,030	$5,997,030
(B) Convertible notes payable	—	80,000
(C) Convertible promissory notes, net of unamortized discount of $0 and $134,423	—	2,016,913
Total	5,997,030	8,093,943
Accrued Interest	1,293,250	1,170,789
Total	$7,290,280	$9,264,732

(A) NOTES PAYABLE

Notes payable are made up of two separate notes.

As of September 30, 2009, a balance of $4,997,130 remains through an unsecured promissory note with no formal terms of repayment on the first note.  The Company has accrued interest at a rate of 7% per annum, which totals $1,078,604 as of September 30, 2009.

As of September 30, 2009, a balance of $999,900 remains through an unsecured promissory note with no formal terms of repayment on the second note.  The Company has accrued interest at a rate of 7% per annum, which totals $214,646 as of September 30, 2009.

(B) CONVERTIBLE NOTES PAYABLE

During May 2009, the balance of $80,000 of principal and $33,416 of accrued interest payable was converted into 1,127,907 shares of Company common stock.  In addition, the Company issued 580,862 shares in settlement of any penalties associated with the remaining notes.

(C) CONVERTIBLE PROMISSORY NOTES

On February 17, 2009, the Company entered into subscription agreements with accredited investors. The Company sold $110,000 of the Company’s 7% Convertible Debentures, 3-year warrants to purchase a number of shares equal to 50% of the number of shares issuable upon conversion of the debenture of the Company’s common stock at an exercise price of $0.21, and three-year warrants to purchase a number of shares equal to 50% of the number of shares issuable upon conversion of the debenture shares of the Company’s common stock at an exercise price of $0.315. The Debentures are convertible into shares of the Company’s common stock at $.105 per share.

The Company determined that the total fair value of the warrants was $22,252 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate ranging from 1.31% to 1.40%, expected volatility of 169.01% and an expected term of the warrants of 3 years.  The initial calculated fair value of warrants of $22,252 was reflected by the Company as a valuation discount and an offset to the carrying value of the Notes, and is being amortized by the straight line method over the term of the Notes. As of September 30, 2009, the Company amortized $22,252 of the valuation discount, which is reflected as interest expense in the Company’s consolidated statements of operations.  During the quarter ended September 30, 2009, all principal and interest has been converted as part of an overall conversion request that includes all outstanding notes from this noteholder.  On September 30, 2009, the balance of $1,633,869 of principal and $199,648 of interest were converted into 17,462,080 shares of Company common stock.

On April 29, 2009, the Company agreed to extend the expiration of certain warrants associated with the notes.  A charge of $399,707 was recorded for the change in the fair value of the warrants at the time of modification.

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

The Company determined that the total fair value of the warrants was $5,807 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 1.22%, expected volatility of 169.01% and an expected term of the warrants of 3 years.  The initial calculated fair value of warrants of $5,807 was reflected by the Company as a valuation discount and offset to the carrying value of the Notes, and is being amortized by the straight line method over the term of the Notes. As of September 30, 2009, the Company amortized $5,807 of the valuation discount, which is reflected as interest expense in the Company’s consolidated statements of operations.  During the quarter ended September 30, 2009, all principal and interest has been converted as part of an overall conversion request that includes all outstanding notes from this noteholder.  On September 30, 2009, the balance of $130,000 of principal and $10,558 of interest were converted into 1,338,651 shares of Company common stock.

On April 29, 2009, the Company agreed to extend the expiration of certain warrants associated with the notes.  A charge of $41,121 was recorded for the change in the fair value of the warrants at the time of modification.

Through September 2009, the Company made payments totaling $42,630 to reduce a previously entered into note. On September 30, 2009, the balance of $119,836 of principal and $9,084 of interest were converted into 1,227,810 shares of Company common stock.

In October 2008, the Company entered into a new financing agreement for a convertible promissory note payable totaling $25,000.  On February 11, 2009, $25,438 of principal and interest was converted into 238,096 shares of the Company’s common stock.

During May 2009, the Company converted a previously entered into note totaling $290,000 of principal and $5,921 of interest into 2,447,790 shares of Company common stock.

In September 2008, the Company entered into a new financing agreement for a convertible promissory note payable totaling $50,000. On February 12, 2009, the Company issued 250,000 shares, valued at $9,500, as a penalty to extend the maturity to an unspecified date. On March 30, 2009, the investor foreclosed on its lien and security interest based on the previously entered into pledge agreement.  The note was secured by 1,000,000 shares of common stock of the Company held by the Company’s CEO.  As a result, the holder acknowledged that by virtue of its ownership of the shares, the note was deemed satisfied in full.

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

NOTE 5.  INVENTORIES

Inventories are related to the Company's consolidated joint venture Sanswire-TAO (see Note 6).  Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis.  Inventories consist of the following at:

	September 30, 2009	December 31, 2008
	(unaudited)
Work in process	$1,110,700	$—
Total inventories	1,110,700	—

NOTE 6.  JOINT VENTURE AND INTANGIBLE ASSETS

On June 3, 2008, the Company restructured a previous agreement with TAO Technologies GmbH and Professor Bernd Kroplin. The new agreement called for the establishment of a new 50/50 US-based joint venture company to be called Sanswire-TAO that was to be owned equally by TAO and Sanswire Corp., through its wholly-owned subsidiary Sanswire Corp.—Florida.  The agreement required TAO Technologies and Kroplin to transfer the patents and intellectual property of TAO Technologies and Kroplin in the United States to Sanswire-TAO for a payment of $3,229,000.  A remaining balance of $2,185,000 due for the investment is included in accrued expenses as of September 30, 2009.

The Company applied the provision of FASB ASC 810 “Consolidation of Variable Interest Entities (revised December 2003)” to its investment in Sanswire-TAO.  Under ASC 810, a variable interest entity (VIE) is subject to consolidation if the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders.  On April 14, 2009, the Company arranged for financing for Sanswire-TAO to construct its first 34 meter unmanned autonomously controlled mid-altitude airship and entered into a contract with TAO Technologies to construct the airship platform.  As of September 30, 2009, the Company determined that consolidation of Sanswire-TAO was appropriate.  In April, 2009, Sanswire-TAO entered into a services agreement whereas the Company issued 833,333 shares during the quarter ended September 30, 2009..

The useful life of the patents and intellectual property is estimated to be 3 years and is being amortized on a straight-line basis.  Amortization expense for the three and nine months ended September 30, 2009 was $242,175 and $807,250, respectively. These assets are tested for impairment annually or if certain circumstances indicate a possible impairment may exist.  As of September 30, 2009 there was no impairment.

NOTE 7.  DERIVATIVE LIABILITIES

In 2007, the Company adopted FASB ASC 815 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and FASB ASC 815 "Accounting for Derivative Instruments and Hedging Activities," as amended by FASB ASC 815 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB ASC 815," collectively referred to as FASB ASC 815. FASB ASC 815 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income.

The derivative liabilities were valued using the Black-Scholes option pricing model and the following assumptions:

	September 30, 2009	December 31, 2008
Conversion feature:
Risk-free interest rate	—	0.27 – 0.76%
Expected volatility	—	118 - 134%
Expected life (in years)	—	0.33 - 1.76
Expected dividend yield	—	—

Warrants:
Risk-free interest rate	0.14 – 1.45%	0.11 – 1.00%
Expected volatility	22 - 171%	28 - 167%
Expected life (in years)	0.12 – 3.00	0.01 – 2.74
Expected dividend yield	—	—

Fair value:
Conversion feature	$—	$495,805
Warrants	$2,633,367	$252,439

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

NOTE 9. COMMON STOCK TRANSACTIONS

During the nine month period ended September 30, 2009, the Company issued an aggregate of 64,286,887 shares of common stock for cash, debt, board compensation, and consulting agreements including 1,000,000 shares for the replacement of shares lost when an investor foreclosed on its lien and security interest based on the previously entered into pledge agreement. Of the shares issued, 12,050,000 shares, or 30.1% were issued to insiders and affiliates as restricted securities and in accordance with SEC Rule 144. The common stock issued was valued at prices ranging from $0.038 to $0.14 per share, based on the closing market prices on the date the board of directors authorized the issuances. Subsequent to September 30, 2009, the Company issued an aggregate of 125,000 shares of common stock for previously entered into agreements.

On November 2, 2009, holders of a majority of our voting shares of our company, Sanswire Corp., acted by written consent in lieu of a special meeting of shareholders to an adopt amendment to our articles of incorporation to increase the number of shares of common stock which we are authorized to issue from 250,000,000 shares to 500,000,000 shares.

NOTE 10. STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

During the nine months ended September 30, 2009, the Company issued 19,672,222 options to acquire common stock.  The Company recorded $0 and $1,707,780 of compensation expense related to these options to acquire common stock in the three and nine months ended September 30, 2009, respectively.

The fair value of grants issued in the three and nine months ended September 30, 2009 were determined using a Black-Scholes option pricing model with the following assumptions: 1.5% average risk-free interest rate; 184% expected volatility; three year expected term, and 0% dividend yield.

Employee options vest according to the terms of the specific grant and expire from 3 to 5 years from date of grant. As of September 30, 2009, all options issued and outstanding have fully vested. Stock option activity as of September 30, 2009 was as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at December 31, 2008	15,982,752	$.350
Options Granted	19,672,222	.059
Options Exercised	(250,000)	.105
Options Cancelled	(293,760)	1.773
Outstanding at September 30, 2009	35,111,214	$.177

 The following table summarizes information about stock options outstanding as of September 30, 2009:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.045 to $0.37	35,111,214	$0.177	1.58	35,111,214	$0.177
	35,111,214			35,111,214

WARRANTS

The following table summarizes certain information about the Company’s stock purchase warrants (including the warrants discussed in note 4).

	Warrants Class A	Warrants Class B	Weighted Average Exercise Price
Outstanding at December 31, 2008	13,987,204	9,634,763	$0.253
Warrants Granted	4,444,998	4,413,252	0.252
Warrants Expired	(3,305,382)	(2,203,588)	(0.252)
Outstanding at September 30, 2009	15,126,820	11,844,427	$0.253

The aggregate intrinsic value of 35,111,214 options and 15,126,820 Class A and 11,844,427 Class B warrants outstanding and exercisable as of September 30, 2009 was $5,321,551. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company’s common shares for the options that were in-the-money as of September 30, 2009. At September 30, 2009, all warrant shares were vested. Therefore there is no unamortized cost to be recognized in future periods.

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

As of September 30, 2009, the Company has 100,000 shares of Series E Preferred Stock outstanding.

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

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 16, 2009, the date the accompanying financial statements were issued.

The following are material subsequent events:

Changes in Registrant’s Certifying Accountant

On October 19, 2009, the Company dismissed Weinberg & Co., as its independent certifying accountant. The Company’s Board of Directors approved of the dismissal on October 20, 2009. There were no disputes or disagreements between Weinberg & Co. and the Company during the previous two fiscal years. Except for the provision of a “Going Concern” opinion, the reports of Weinberg & Co. on the Company’s financial statements for the years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

Change in Independent Registered Public Accounting Firm

On October 20, 2009, the Company engaged Rosen Seymour Shapss Martin & Company LLP (“RSSM”), as its independent registered public accounting firm, to audit the Company’s financial statements. The decision to engage RSSM was approved by the Company’s Board of Directors at a Board meeting called for such purpose.

Majority Shareholder Action

On August 6, 2009, our Board of Directors authorized and approved, subject to shareholder approval, an increase in our authorized common stock from 250,000,000 shares to 500,000,000 shares, which our Board of Directors deemed to be in the best interests of our company and our shareholders. Our Board of Directors further authorized the preparation and circulation of this Information Statement and a shareholders' consent to the holders of a majority of our outstanding voting capital stock.

On November 2, 2009, holders of a majority of our voting shares of our company, Sanswire Corp., acted by written consent in lieu of a special meeting of shareholders to an adopt amendment to our articles of incorporation to increase the number of shares of common stock which we are authorized to issue from 250,000,000 shares to 500,000,000 shares.

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

From 2002 to 2007, the Company was involved in the following business sectors:

•	stored value card services;

•	wholesale telecommunications services;

•	voice over IP;

•	wireless broadband; and

•	high altitude airships.

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

RESULTS OF OPERATIONS

The following discussion and analysis summarizes the results of operations of the Company for the three and nine month periods ended September 30, 2009 and 2008.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

REVENUES. The Company had no revenue for the three months ended September 30, 2009 and 2008.

OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for the three month period ended September 30, 2009 were $1,546,560 compared to the three month period ended September 30, 2008 which had operating expenses of $766,819 an increase of $779,741 or 101.7%. The increase was primarily due to charges associated with stock and employee stock options issuances.

During the three month period ended September 30, 2009 and 2008, Sanswire and its subsidiaries incurred payroll tax liabilities during the normal course of business. During 2008, the Company has reported its payroll tax liabilities on a timely basis; however the Company failed to deposit the appropriate withholding amounts during 2008. For 2009, the Company has engaged a third party to process its payroll information, including appropriate payroll taxes and has thus has been timely and is current in its payroll tax payments. In addition, the Company has recognized its past issue and contacted the IRS accordingly to make arrangement to pay any taxes due, which is currently estimated to be at least $200,000 including liabilities associated with the Company’s subsidiaries that are classified in discontinued operations. The Company may be subject to penalties and interest from the IRS.

LOSS FROM OPERATIONS. We had an operating loss of $1,546,560 for the three month period ended September 30, 2009 as compared to an operating loss of $766,819 for the three month period ended September 30, 2008, primarily due to charges associated with stock and employee option issuances as described above, including lower operating costs and reductions of our various programs.

OTHER INCOME (EXPENSE). We had net other income totaling $53,886 during the three month period ended September 30, 2009 compared to other income of $333,136 for the three month period ended September 30, 2008. This variance was due primarily to the non cash gains related to derivatives of $251,031 during 2009 compared to $751,833 during 2008.

Interest expense for the three month period ended September 30, 2009 was $197,145 compared to $418,697 for the three month period ended September 30, 2008. Interest expense decrease was primarily due to an decrease in non cash charges related to the Company’s convertible debentures as well as note conversions that occurred during 2009.

LOSS FROM DISCONTINUED OPERATIONS. During the three month periods ended September 30, 2009 and 2008, we had no activity related to our discontinued operations.

NET LOSS. We had a net loss of $1,492,674 in the three month period ended September 30, 2009 compared to $433,683 in the three month period ended September 30, 2008. The increase in net loss is primarily attributable to the increase in the operating expenses as discussed above.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

REVENUES. The Company had no revenue for the nine months ended September 30, 2009 and 2008.

OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for the nine month period ended September 30, 2009 were $6,272,789 compared to the nine month period ended September 30, 2008 which had operating expenses of $2,515,386 an increase of $3,757,403 or 149.4%. The increase was primarily due to charges associated with stock and employee stock options issuances.

During the three month period ended September 30, 2009 and 2008, Sanswire and its subsidiaries incurred payroll tax liabilities during the normal course of business. During 2008, the Company has reported its payroll tax liabilities on a timely basis; however the Company failed to deposit the appropriate withholding amounts during 2008. For 2009, the Company has engaged a third party to process its payroll information, including appropriate payroll taxes and has thus has been timely and is current in its payroll tax payments. In addition, the Company has recognized its past issue and contacted the IRS accordingly to make arrangement to pay any taxes due, which is currently estimated to be at least $200,000 including liabilities associated with the Company’s subsidiaries that are classified in discontinued operations. The Company may be subject to penalties and interest from the IRS.

LOSS FROM OPERATIONS. We had an operating loss of $6,272,789 for the nine month period ended June 30, 2009 as compared to an operating loss of $2,515,386 for the nine month period ended September 30, 2008, primarily due to charges associated with stock and employee option issuances as described above, including lower operating costs and reductions of our various programs.

OTHER INCOME (EXPENSE). We had net other expenses totaling $2,969,064 during the nine month period ended September 30, 2009 compared to $1,244,160 for the nine month period ended September 30, 2008. This variance was due primarily to the non cash charges related to the modifications of warrants of $443,305 and non cash charges related to derivatives of $1,885,123 during 2009 compared to the non cash charges related to the modifications of our convertible debentures of $1,096,650 in 2008.

Interest expense for the nine month period ended September 30, 2009 was $1,083,941 compared to $856,218 for the nine month period ended September 30, 2008. Interest expense increase was primarily due to an increase in non cash charges related to the Company’s convertible debentures.

LOSS FROM DISCONTINUED OPERATIONS. During the nine month period ended September 30, 2009 we had no activity related to our discontinued operations compared to a loss of $196 during the nine month period ended September 30, 2008.

NET LOSS. We had a net loss of $9,241,853 in the nine month period ended September 30, 2009 compared to $3,759,742 in the nine month period ended September 30, 2008. The increase in net loss is primarily attributable to the increase in the operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

ASSETS. At September 30, 2009, the Company had total assets of $3,557,698 compared to total assets of $3,240,215 as of December 31, 2008.

Current assets at September 30, 2009, were $1,124,798 compared to $11,215 at December 31, 2008 which were comprised of $7,692 in cash and cash equivalents and $1,110,700 in work in process/inventory.

The Company had $2,421,750 in intangible assets as of September 30, 2009 compared to none as of December 31, 2008.

LIABILITIES. At September 30, 2009, the Company had total liabilities of $19,366,637 compared to total liabilities of $18,692,369 as of December 31, 2008.  The increase of $674,268 was principally due to $1,885,123 in changes associated with the derivative liabilities (see note 7 of the financial statements.)

CASH FLOWS. Our cash used in operating activities was $1,454,006 compared to $397,736 for the comparative period. The increase was primarily due to the increased level of operations and operating activities and changes in our current assets and liabilities.

Net cash provided by financing activities was $1,468,039 principally from the proceeds of the sale of common stock, as compared to $757,140 for the nine months ended September 30, 2008.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $9,241,853 and used cash in operating activities of $1,454,006 for the nine months ended September 30, 2009, and had a working capital deficit of $18,241,839 and a stockholders’ deficit of $15,808,939 at September 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates that a net loss will continue for the balance of 2009.

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

Subsequent to September 30, 2009, the Company has raised $100,000 from investors; however this is not adequate funding to cover the Company’s working capital deficit or the operating loss for the three month period ended September 30, 2009 of approximately $1,546,560.

As reflected in the accompanying financial statements, during the nine month period ended September 30, 2009 we had a net loss of $9,241,853 compared to a net loss of $3,759,742 during the three month period ended September 30, 2008. Consequently, there is an accumulated deficit of $134,544,435 at September 30, 2009 compared to $125,302,582 at December 31, 2008.

The Company's Articles of Incorporation currently allow for issuance of a maximum of 250,000,000 shares of common stock. As of November 3, 2009, the Company has approximately 249,115,902 shares outstanding, leaving an unissued balance of authorized shares that is not sufficient to service the maximum requirements of all of its convertible securities. On November 2, 2009, holders of a majority of our voting shares of our company, Sanswire Corp., acted by written consent in lieu of a special meeting of shareholders to an adopt amendment to our articles of incorporation to increase the number of shares of common stock which we are authorized to issue from 250,000,000 shares to 500,000,000 shares.  As of November 2, 2009, we had 249,115,902 shares of our common stock outstanding. The Company is obligated under various existing agreements, options and warrants to issue additional shares of our common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (the “Reviewing Officers”), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2009 (the “Quarter”). In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Reviewing Officers concluded that as of the end of the Quarter, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, except for the establishment of the audit committee as contemplated below.

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

Hudson Bay Fund LP et al.

Hudson Bay Fund LP and Hudson Bay Overseas Fund Ltd. filed an action in Supreme Court of the State of New York, New York County (Case No. 650366/09 against the Company claiming declaratory judgment, specific performance, and breach of contract relating to the warrants it acquired in connection with its investment.  The Hudson Bay entities are seeking to reprice the warrants, increase the number of shares they can purchase pursuant to the warrants, certain equitable remedies, and unspecified damages. The Company has retained outside counsel and has filed an answer and affirmative defenses in the case. The Company intends to vigorously defend the action, but the outcome of the action cannot be predicted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2009, the Company issued an aggregate of 24,307,127 shares of common stock for cash, debt, and consulting agreements.  Of the shares issued, no shares were issued to insiders and affiliates as restricted securities and in accordance with SEC Rule 144. The common stock issued was valued at prices ranging from $0.105 to $0.14 per share, based on the closing market prices on the date the board of directors authorized the issuances. Subsequent to September 30, 2009, the Company issued an aggregate of 125,000 shares of common stock for previously entered into agreements.

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

SANSWIRE CORP.

Dated: November 16, 2009	By:	/s/ David A. Christian
David A. Christian, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

SANSWIRE CORP.

By:	/s/ Thomas Seifert
Thomas Seifert, Chief Financial Officer (Principal Accounting and Financial Officer)