Form 10-K
period 2009-12-31
Sanswire Corp.
filed 2010-04-05
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-23532

SANSWIRE CORP.
(Exact name of Registrant as specified in its charter)

Delaware	88-0292161
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

17501 Biscayne Blvd, Suite 430, Aventura, Florida 33160
(Address of Principal Executive Offices) (Zip Code)

Issuer’s telephone number: (786) 288-0717

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer ☐   Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

State issuer’s revenues for its most recent fiscal year ended December 31, 2009: $0.

As of March 30, 2010, there were 267,040,586 shares of the issuer's common stock issued and outstanding. Affiliates of the issuer own 7,435,586 shares of the issuer's issued and outstanding common stock and the remaining 259,605,000 shares are held by non-affiliates. The aggregate market value of the shares held by non-affiliates at March 30, 2010 was $12,461,040.

DOCUMENTS INCORPORATED BY REFERENCE:

There are documents incorporated by reference in this Annual Report on Form 10-K, which are identified in Part III, Item 13.

(*) Affiliates for the purposes of this Annual Report refer to the officers, directors of the issuer and subsidiaries and/or persons or firms owning 10% or more of issuer’s common stock, both of record and beneficially.

PART I

Forward-Looking Statements and Risk Factors

Certain information included in this Form 10-K and other materials filed or to be filed by Sanswire Corp. (“Sanswire,” “GlobeTel,” the “Company”, “we”, “us” or “our”) with the Securities and Exchange Commission (as well as information included in oral or written statements made from time to time by us, may contain forward-looking statements about our current and expected performance trends, business plans, goals and objectives, expectations, intentions, assumptions and statements concerning other matters that are not historical facts. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as “believe”, “plan”, “will likely result”, “expect”, “intend”, “will continue”, “is anticipated”, “estimate”, “project”, “may”, “could”, “would”, “should” and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements.

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

The following risk factors may affect our operating results and the environment within which we conduct our business. If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements. These risk factors include, but are not limited to, changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending, including the armed conflict in Iraq or other potential countries; various factors which increase the cost to develop airships, including factors under the influence and control of government agencies and others; fluctuations in the availability and/or cost of helium, carbon fiber or other resources necessary to successfully assemble our airships; our Company’s ability to raise prices sufficiently to offset cost increases, including increased costs for resources; the feasibility and commercial viability of our Stratellite project; related contemplated funding from third parties to finance the project, and necessary cooperation with various military and non-military agencies of the United States government, and similar agencies of foreign governments; depth of management and technical expertise and source of intellectual and technological resources; adverse publicity about us and our airships; relations between our Company and its employees and partners; legal claims and litigation against the Company; including the recently commenced SEC lawsuit; the availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures; changes in, or any failure to comply with, governmental regulations; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; and other risks and uncertainties referenced in this Annual Report on Form 10-K. This statement, and any other statements that are not historical facts, are forward-looking statements.

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

ITEM 1. BUSINESS

General

Sanswire Corp. (“Sanswire,” “Globetel”, “we”, “us”, “our”, or the “Company”) is focused on the design, construction and marketing of various aerial vehicles most of which would be capable of carrying payloads that provide persistent surveillance and security solutions at various altitudes. The airships and auxiliary products are intended for end users that include military, defense and government-related entities.

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

Reverse Stock Split

Sanswire is authorized to issue up to 250,000,000 shares of Common Stock, par value $0.00001 per share, (subsequent to a 15-for-1 reverse stock split on May 23, 2005 and subsequent to an increase in the authorized shares from 150,000,000 to 250,000,000 at the shareholder meeting on June 21, 2006) and 10,000,000 shares of Preferred Stock, par value $0.001. The post split share calculation will be used throughout this report, unless noted. On May 3, 2009, the Board of Directors approved the creation of a Series E Preferred Stock. The Company is authorized to issue 10,000,000 shares of preferred stock. 860,000 shares of Preferred Stock has been allocated into different series of issuance and the remaining 9,140,000 shares is a so-called “blank check” preferred, meaning that its terms such as dividends, liquidation and other preferences, are to be fixed by our Board of Directors at the time of issuance. On November 2, 2009, holders of a majority of voting shares of the Company, Sanswire Corp., acted by written consent in lieu of a special meeting of shareholders to an adopt amendment to the articles of incorporation to increase the number of shares of common stock which the Company is authorized to issue from 250,000,000 shares to 500,000,000 shares.

Recent Developments

On October 5, 2007, Sanswire received a “Wells Notice” from the Securities and Exchange Commission (the “SEC”) in connection with the SEC’s ongoing investigation of the Company. The Wells Notice provides notification that the staff of the SEC intends to recommend to the Commission that it bring a civil action against the Company for possible violations of the securities laws including violations of Sections 5 and 17(a) of the Securities Act of 1933; Sections 10(b), 13(a), and 13(b)(2)(A) & (B) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rules 10b-5, 12b-20, 13a-1, 13a-11, and 13a-13 thereunder; and seeking as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest.  The staff is also considering recommending that the SEC authorize and institute proceedings to revoke the registration of the Company’s securities pursuant to Section 12(j) of the Exchange Act.

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

On May 2, 2008, the SEC filed a lawsuit in the United States District Court for the Southern District of Florida against Company and three former officers of the Company, Timothy J. Huff, Thomas Y. Jimenez and Lawrence E. Lynch. The SEC alleges, among other things, that the Company recorded $119 million in revenue on the basis of fraudulent invoices created by Joseph Monterosso and Luis Vargas, two individuals formerly employed by the Company who were in charge of its wholesale telecommunications business.

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

Background

We were previously a wholly-owned subsidiary of American Diversified Group, Inc. (“ADGI”). During the period ended July 24, 2002, ADGI’s business activities included (i) sale of telecommunication services primarily involving Internet telephony using VoIP through its Global Transmedia Communications Corporation subsidiary, and (ii) wide area network and local area network services provided through its NCI Telecom, Inc. subsidiary.

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

In 2008, we incorporated Sanswire Corp., a Florida corporation and wholly-owned subsidiary, to deal directly with airship opportunities based upon our agreement with TAO Technologies, GmbH. We also incorporated Sanswire-TAO Corp., a Florida corporation that is a 50/50 joint venture with TAO Technologies. The agreements with TAO are discussed below.

On September 22, 2008 we filed a Certificate of Merger with the Secretary of State of the State of Delaware pursuant to which our wholly owned subsidiary, Sanswire Corp., a Delaware corporation, was merged into us. As a result of the filing of the Certificate of Merger, our corporate name was changed from GlobeTel Communications Corp. to Sanswire Corp.

Business of Sanswire

Sanswire Corp. has sharply refined its operating model ─ focusing exclusively on opportunities in Lighter Than Air (LTA) Unmanned Aerial Vehicles (UAV). We seek to build and run a UAV business that includes low-, mid- and high-altitude, lighter-than-air vehicles; adding value to their security, surveillance and broadcasting abilities through the integration of wireless technologies with a wide array of customer payloads. Our long-term objective is to provide commercial and government customers advanced seamless wireless broadband capabilities and surveillance sensor suites utilizing a state of the art High Altitude Airship technology.  Building upon this high altitude technology, our near term goal is to penetrate the military/government use market for low to mid altitude unmanned airships. The company is focused on the development and of the STS-111 Lighter than air (LTA) Mid Altitude Long Endurance (MALE) Unmanned Aerial Vehicle (UAV) platform for providing surveillance and reconnaissance capabilities.

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

STRATELLITE™ The brand name for our HAA offering is the Stratellite™, so named because they offer the functionality of a satellite, but in the stratosphere. This class of airship will consist of several models to suit various purposes. Stratellites™ were conceived to help solve infrastructure issues that plague many parts of the world, including the so called “last mile” (building expensive ground based infrastructure for very low density areas) issues.  The Stratellite™ can bring a full range of telecommunications or broadcasting capabilities to any area of the world, accessible to people with customer premise equipment that is inexpensive and available. We are not yet producing the Stratellite.

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

SANSWIRE-TAO

Sanswire first entered into an agreement with TAO Technologies GmbH, Stuttgart, Germany, in 2005.  At that time, TAO provided engineering support to the efforts of former subsidiary Sanswire Networks, LLC then working out of facilities in California. In September 2007, the companies reached an agreement in principle to share sales and marketing rights of various aerial vehicles developed and currently owned by TAO. Additionally, upon closing of definitive agreements, TAO transferred to Sanswire-TAO the respective patents and intellectual property rights covering the products, including the AirChain segmented airship.

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

On June 3, 2008, Sanswire and TAO restructured the November 2007 agreement and entered into a new agreement to form a 50/50 US based joint venture to place, among other things, the rights to the TAO intellectual property in US, Canada, and Mexico into the US based JV company to be called Sanswire-TAO.  This integration of Sanswire and Stuttgart, Germany-based TAO Technologies Gmbh took place to create various strategic advantages for both companies. Each group entered the relationship with synergistic, yet very distinct core competencies. Sanswire’s business development, its inroads into the U.S. Government review process as well as inroads into overseas markets and other marketing resources complement TAO’s vast airship product research and development ability.

On June 19, 2008, we announced that we had agreed to form and commence operations of Sanswire-TAO Corp., a Florida corporation equally owned by the Company and TAO, for the customized production, marketing and sales of unmanned aerial vehicles for the markets of the United States, Canada and Mexico.

The Sanswire-TAO research and development efforts are centered in Stuttgart, taking advantage of the relationship between TAO and the University of Stuttgart. This relationship provides cost-effective access to aerospace testing facilities including wind tunnels, environmental test chambers, structural testing devices, computer aided design and a legion of aerospace and physics professionals along with their more than 10 years of solar powered airship experience. The Sanswire-TAO joint venture is focused on developing and/or utilizing the following:

(1)	Multiple Airship Platforms – Ranging from short range low altitude platforms to Stratospheric solutions.
(2)	Access to Resources – Through contractual relationships with universities, including their hometown University of Stuttgart.
(3)	Research and Development – More than a decade of knowledge and experience resulting from significant data gathered from vital airship testing.
(4)	Proprietary Systems – Custom developed systems from the design and modeling of airships to specialized flight control systems.
(5)	Intellectual Property – Patented designs and concepts providing worldwide protection.
(6)	Constructed Airships – Several platforms built for demonstrations
(7)	Testing Facilities – Including aerospace laboratories, assembly and storage hangars, wind tunnels, certified launch and flight facilities, and certified manufacturing and production facilities.

Competitive Business Conditions

We are aware of other companies that are also developing high altitude platforms similar in nature to our Stratellite project. Our competitors, though, may have more resources available to develop their respective products. Even if a properly functioning, commercially viable product is established there can be no assurance that revenues will be achieved from the sales of the Stratellite or other airships or that the costs to produce such revenues will not exceed the revenues or that the project will otherwise be profitable. There can be no assurance that we will be able to successfully achieve the results we anticipate with this project.

Sources and Availability of Hardware and Software

Equipment for the Stratellite, STS-111, SkySat, SAS-51 and the prototypes thereof are custom made for those products and are dependent upon either single or limited number of suppliers for certain goods. Failure of a supplier could cause significant delays in delivery of the airships if another supplier cannot be promptly found.

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

Dependence on a Few Customers

As discussed below in Item 6, Management Discussion and Analysis and Plan of Operation, we are currently dependent on a limited number of perspective customers.

Trademarks

We have filed for registration of the names “Stratellite” and “Sanswire” under the Madrid Protocol (that includes the United States) and in many non-Madrid Protocol countries.

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

Regulatory Matters

The export of the airship products may be subject to United States Department of State restrictions on the transfer of technology. We are currently investigating whether or not the export of the Sanswire products would require export licenses and how the production of these vehicles in Germany through our agreement with TAO Technologies, GmbH would impact this.

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

Number of Total Employees and Number of Full-Time Employees

As of March 31, 2010, we have 4 full-time employees, including our executive officers and employees of our subsidiaries. We do not believe that we will have difficulty in hiring and retaining qualified individuals for our general operations and any technical personnel required for the aerospace projects will primarily be hired overseas to work with the existing TAO personnel.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

We need to raise a significant amount of additional capital to meet our current and future business requirements and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We need to raise $5 million of additional financing in order to meet our cash requirements for the next twelve (12) months and to fully implement our business plan during the next twelve months.  The funds would be used to increase manufacturing of our products, expand our research and development efforts, and attract a larger talented sales force.  We intend to raise the financing from the sale of common stock in one or more private placements or public offerings and/or from bank financing.  We do not have any firm commitments or identified sources of additional capital from third parties or from our officers, directors or shareholders.  Although our officers and directors or their affiliates have in the past facilitated capital for us, or provided us with capital, they are not legally bound to do so.  There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us.  Any additional financing may involve dilution to our shareholders.  If we are unable to raise additional financing on terms satisfactory to us, or at all, we would not be able to fully implement our business plan which would have a materially adverse effect our business and financial position and could cause us to delay, curtail, scale back or forgo some or all of our operations or we could cease to exist.

We have a history of operating and net losses which we anticipate will continue.

We have a history of losses from operations.  We anticipate that for the foreseeable future, we will continue to experience losses from operations.  We had a net loss from continuing operations of $9,414,507 during fiscal 2009 and a net loss from continuing operations of $4,598,076 during fiscal 2008.  We anticipate that our net loss will increase for fiscal 2010.

Our independent auditors have issued a report questioning our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our financial statements for the years ended December 31, 2009 and 2008 includes a paragraph that explains that we have incurred substantial losses. This report raises substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing necessary to continue the development of our airships.  We urge potential investors to review this report before making a decision to invest in the Company.

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

As of March 31, 2010, we had approximately twenty two thousand (22,000) shareholders of record, and we had been subject to the reporting requirements of the Exchange Act for at least ninety (90) days.  There were shares of our common stock that had been held by non-affiliates for a minimum of one year which could be freely resold under Rule 144, and shares of our common stock that had been held by such persons for a minimum of six months which could be resold under Rule 144 subject to public information requirements for reporting issuers.  There were also shares of our common stock that had been held by affiliates for a minimum of six months which could be resold under Rule 144 subject to the volume limitations, manner of sale provisions, public information requirements for reporting issuers and notice requirements.

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

Our common stock is subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the SEC defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.  In addition, various state securities laws impose restrictions on transferring penny stocks.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, the Company is not required to include the disclosure in this Item 1B.

ITEM 2. PROPERTIES

Sanswire’s corporate offices are now located at 17501 Biscayne Blvd, Aventura, FL 33160. Base rent is $2,900 per month. The lease is for a period of 36 months and terminates on June 30, 2012.   We believe our facilities are adequate for our current and near-term needs.  Sanswire’s corporate offices were previously located at 101 NE 3 rd Ave., Suite 1500, Fort Lauderdale, FL 33301 which was vacated on December 31, 2009 as the lease expired.

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

On October 5, 2007, Sanswire received a “Wells Notice” from the SEC in connection with the SEC’s ongoing investigation of the Company. The Wells Notice provides notification that the staff of the SEC intends to recommend to the Commission that it bring a civil action against the Company for possible violations of the securities laws including violations of Sections 5 and 17(a) of the Securities Act of 1933; Sections 10(b), 13(a), and 13(b)(2)(A) & (B) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rules 10b-5, 12b-20, 13a-1, 13a-11, and 13a-13 thereunder; and seeking as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The staff is also considering recommending that the SEC authorize and institute proceedings to revoke the registration of Company’s securities pursuant to Section 12(j) of the Exchange Act.

On May 2, 2008, the SEC filed a lawsuit in the United States District Court for the Southern District of Florida against Company and three former officers of the Company, Timothy J. Huff, Thomas Y. Jimenez and Lawrence E. Lynch. The SEC alleges, among other things, that the Company recorded $119 million in revenue on the basis of fraudulent invoices created by Joseph Monterosso and Luis Vargas, two individuals formerly employed by the Company who were in charge of its wholesale telecommunications business.

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

Joseph Monterosso

In October 2007, the Company filed a lawsuit in the Circuit Court for Broward County, Florida against Joseph J. Monterosso alleging Libel, Slander and Defamation, Tortuous Interference, Violations of FS § 836.05 (Threats Extortion)  and violations of FS §517 (Securities Fraud). Mr. Monterosso has not yet been served with the complaint pending additional information arising from the SEC lawsuit. This action has been dismissed for lack of prosecution but may be refiled by the Company in the future.

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

Wachovia v. GlobeTel

In connection with the operations of Globetel Wireless Europe GmbH and the acquisition of Altvater GmbH, the Company guaranteed a letter of credit in the amount of $600,000. Upon Globetel Wireless Europe GmbH ceasing operations, the letter of credit was drawn upon. The letter of credit was not collateralized. In September 2007, Wachovia filed a lawsuit in Broward County in an attempt to recover the amount through arbitration with the American Arbitration Association. On June 2, 2008, the American Arbitration Association awarded Wachovia $762,902. This liability was previously recorded in the Company’s accounts payable as incurred.

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

With regard to the issues related to original index number 12119/00, as a result of a summary judgment motion, the plaintiffs were granted a judgment in the sum of $15,000. The rest of the plaintiff’s motion was denied. The court did not order the delivery of 24,526,000 pre split shares of ADGI common stock as the decision on that would be reserved to time of trial.

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

Tsunami Communications v. GlobeTel

On March 3, 2006, Civil Action File No. 06A-02368-5 was filed in Superior Court for Gwinnett County Georgia against the Company.  A purported shareholder of a company from whom GlobeTel purchased assets is seeking to receive shares of our common stock that they believe they are entitled to as their pro-rata share of shares paid for the asset. We have asserted affirmative defenses and the trial of this matter was held in November 2009. We are waiting for a ruling from the Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 2, 2009, holders of a majority of voting shares of the Company, Sanswire Corp., acted by written consent in lieu of a special meeting of shareholders to an adopt amendment to the articles of incorporation to increase the number of shares of common stock which the Company is authorized to issue from 250,000,000 shares to 500,000,000 shares.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) MARKET PRICE

Effective October 8, 2008 our shares of common stock have been quoted on the Pink Sheets quotation system under the symbol “SNSR” and effective August 7, 2009 our shares of common stock have been quoted on the OTCBB quotation system under the symbol “SNSR”

The following information sets forth the high and low bid price of our common stock during fiscal 2009 and 2008 and was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	HIGH	LOW
CALENDAR 2008
Quarter Ended March 31	$0.14	$0.07
Quarter Ended June 30	$0.09	$0.03
Quarter Ended September 30	$0.10	$0.04
Quarter Ended December 31	$0.08	$0.03

CALENDAR 2009
Quarter Ended March 31	$0.06	$0.02
Quarter Ended June 30	$0.19	$0.05
Quarter Ended September 30	$0.15	$0.11
Quarter Ended December 31	$0.15	$0.05

(b) HOLDERS

As of the date of this report, there were approximately 22,000 holders of our common stock.

(c) DIVIDENDS

The Company has never paid a dividend and does not anticipate that any dividends will be paid in the foreseeable future.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the information indicated with respect to our compensation plans as of December 31, 2009, under which our common stock is authorized for issuance.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	38,042,499	$0.298	—
Equity compensation plans not approved by security holders	—	—	—
Total	38,042,499	$0.298	—

Recent Sales of Unregistered Securities; Use of Proceeds

In February 2009, the Company entered into subscription agreement with 3 accredited investors. The Company sold $140,000 of the Company’s 7% Convertible Debentures, 3-year warrants to purchase 666,667 of the Company’s common stock at an exercise price of $0.21, and three-year warrants to purchase 444,444 of the Company’s common stock at an exercise price of $0.315. The Debentures are convertible into shares of the Company’s common stock at $.105 per share.

On January 5, February 12, and April 23, 2009, the Company issued a total of 1,096,407 shares of common stock to Mitchell Siegel for the settlement of debts.

During the 1st Quarter 2009, the Company issued 1,750,000 shares of common stock to 2 parties for the settlement of debts.

During the 2nd Quarter 2009, the Company issued 123,939 shares of common stock to a vendor for the settlement of debts.

During the 2nd Quarter 2009, the Company issued 10,785,000 shares of common stock to 5 parties for consulting services.

During the 3rd Quarter 2009, the Company issued 833,333 shares of common stock to a party for consulting services.

During the 4th Quarter 2009, the Company issued 6,316,666 shares of common stock to 3 parties for consulting services.

On June 30, 2009, the Company issued 75,000 shares of common stock to a former employee for exercised options.

During the 1st Quarter 2009, the Company issued 1,238,096 shares of common stock to 3 noteholders for converted notes payable and accrued interest.

During the 2nd Quarter 2009, the Company issued 2,964,737 shares of common stock to 2 noteholders for converted notes payable and accrued interest.

During the 3rd Quarter 2009, the Company issued 21,480,379 shares of common stock to 7 noteholders for converted notes payable and accrued interest.

On June 1 and December 29, 2009, the Company issued a total of 2,500,000 shares of common stock and 2,500,000 options exercisable at $.14 and $.073 per share to the Company’s CFO for signing and performance bonus’ related to an employment agreement.

On May 29 and December 29, 2009, the Company issued a total of 9,000,000 shares of common stock to the Company’s previous CEO for a performance bonus related to an employment agreement.

On May 1, 2009, the Company issued 1,000,000 shares of common stock to an employee for a performance bonus related to an employment agreement.

During the 1st Quarter 2009, the Company issued 952,381 shares of common stock to an accredited investor for stock for cash.

During the 2nd Quarter 2009, the Company issued 8,752,378 shares of common stock to 16 accredited investors for stock for cash. They also received 3-year warrants to purchase 3,138,094 of the Company’s common stock at an exercise price of $0.21, and three-year warrants to purchase 3,138,094 shares issuable upon conversion of the debenture shares of the Company’s common stock at an exercise price of $0.315.

During the 3rd Quarter 2009, the Company issued 3,185,237 shares of common stock to 16 accredited investors for stock for cash. They also received 3-year warrants to purchase 1,592,618 of the Company’s common stock at an exercise price of $0.21, and three-year warrants to purchase 1,783,095 of the Company’s common stock at an exercise price of $0.315.

During the 4th Quarter 2009, the Company issued 5,233,018 shares of common stock to 11 accredited investors for stock for cash. They also received 3-year warrants to purchase 2,854,603 of the Company’s common stock at an exercise price of $0.21, and three-year warrants to purchase 2,854,603 of the Company’s common stock at an exercise price of $0.315.

On May 1 and December 29, 2009, the Company issued a total of 750,000 shares of common stock and 250,000 options exercisable at $.073 per share to Gen. Wayne Jackson for stock for director’s fees.

On May 1, 2009, the Company issued 250,000 shares of common stock to David Christian for stock for director’s fees.

On July 31, 2009, the Company issued 50,000 shares of common stock to William Hotz for stock for director’s fees.

On April 10, 2009, the Company issued 5,305,556 options exercisable at $.08 and $.09 per share to its non-executive employees.

On May 6, 2009, the Company issued 8,311,116 options exercisable at $.045 per share to its non-executive employees.

On December 31, 2009, the Company issued 4,500,000 options exercisable at $.073 per share to its non-executive employees.

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

On May 5, 2009, the Company entered into a conversion agreement with Rocky Mountain Advisors Corp., a consultant to the Company (“RMAC”), pursuant to which the Company agreed to convert $185,387 in consulting fees owed to RMAC for consulting services performed from October 19, 2007 to April 9, 2009 into 29,615 shares of Series E Preferred Stock.

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

During 2010, the Company issued an additional 2,027,160 shares of common stock to 4 accredited investors for stock for cash. They also received 3-year warrants to purchase 1,013,580 of the Company’s common stock at an exercise price of $0.21, and three-year warrants to purchase 1,013,580 of the Company’s common stock at an exercise price of $0.315.

The above issuances were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.   The holders of the above securities are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 31, 2009, the Company and the Affiliated Purchasers (as defined in Rule 10b-18(a)(3)) did not engage in any repurchases of the Company securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth our selected historical financial data for the periods indicated. The selected statement of operations data for the years ended December 31, 2009 and 2008, and the selected balance sheet data as of December 31, 2009 and 2008, have been derived from our audited financial statements and related notes thereto included elsewhere in this annual report.

The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this annual report.

	Year Ended December 31,
	2009	2008
		(Restated)
Statement of Operations Data:
Revenue	$—	$—
Operating expenses
General and administrative expenses	451,775	476,827
Consulting fees	1,771,372	1,415,235
Payroll and related taxes	554,065	887,283
Officers’ and directors’ compensation	3,744,070	435,000
Loss from operations	(7,570,707)	(3,214,345)
(Loss) gain on extinguishment of debt	—	(1,096,650)
Extinguishment of derivative liability	629,563	465,173
Change in fair value of derivative liability	(1,287,984)	375,166
Interest expense, net	(1,185,379)	(1,127,420)
Loss from continuing operations	(9,414,507)	(4,598,076)
Loss/Gain from discontinued operations	—	(197)
Net loss	$(9,414,507)	$(4,598,273)
Net loss per share
Basic and diluted	$(0.04)	$(0.03)

	As of December 31,
	2009	2008
		(Restated)
Balance Sheet Data:
Cash and cash equivalents	$12	$4,809
Inventories	1,545,490
Investment in joint venture	—	3,229,000
Intangible assets, net	2,179,574	—
Total assets	3,742,632	3,240,215
Total liabilities	17,716,981	18,692,369
Stockholders’ deficit	(13,974,349)	(15,452,154)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Twelve months ended December 31, 2009 (“Fiscal 2009” or “2009” or “the current year”) compared to twelve months ended December 31, 2008 (“Fiscal 2008” or “2008” or “the prior year”).

RESULTS OF OPERATIONS

REVENUES. During fiscal 2009 and 2008, we had no gross sales.

OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, investor and public relations, research and development, telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for fiscal 2009 were $7,570,707 compared to fiscal year 2008 operating expenses of $3,214,345 an increase of $4,356,362 or 136%.

Included in our operating results are employee payroll and related taxes for fiscal 2009 of $554,065 compared to $887,283 in 2008, a decrease of $333,218 or 37.6%. This decrease was due to our continued reduction of our operations, facilities and workforce during 2009.

The overall increase is primarily due to an increase in officers’ and directors’ compensation to $3,744,070 (including non-cash compensation), from $435,000 in the prior year and amortization expenses of $1,049,425 in 2009 due to the amortization of the intangible asset.

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

We incurred $1,771,372 of consulting fees, an increase of $356,137 or 25.1% for 2009 compared to $1,415,235 in 2008. This increase is primarily related to contracts for services required to develop and expand our geographical and product markets.

During 2009, we incurred $451,775 of general and administrative expenses as compared to $476,827 during 2008. The $25,052 decrease was due to a continued reduction of expenses related to our operations, facilities and workforce during 2009.

LOSS FROM OPERATIONS. We had an operating loss of ($7,570,707) for fiscal year 2009 as compared to an operating loss of ($3,214,345) for fiscal 2008, primarily due to increased operating expenses as described above, including lower operating costs and reductions of our various programs.

OTHER INCOME (EXPENSE). We had net other expenses totaling ($1,843,800) during fiscal year 2009 compared to ($1,383,731) during fiscal 2008. This variance was due primarily to the non cash charges related to derivatives of ($658,421) during fiscal year 2009 compared to income of $840,339 for fiscal year 2008.  Also included are the 2008 non cash charges related to the modifications of our convertible debentures of ($1,096,650) compared to a no activity for 2009.

Interest expense for fiscal year 2009 was $1,185,379 compared to $1,127,420 for the prior year. Interest expense increase was primarily due to a financing charges associated with the Company’s convertible debentures.

LOSS FROM DISCONTINUED OPERATIONS. We had no activity during 2009 compared to a loss of $197 related to our discontinued operations during 2008. See note 2 in the financial statements for more information regarding the discontinued operations.

NET LOSS. We had a net loss of ($9,414,507) in fiscal year 2009 compared to a net loss of ($4,598,273) in fiscal 2008. The increase in net loss is primarily attributable to the increase in the operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

ASSETS. At December 31, 2009, we had total assets of $3,742,632 compared to total assets of $3,240,215 as of December 31, 2008.

The current assets at December 31, 2009, were $1,551,908 compared to $11,215 at December 31, 2008. As of December 31, 2009, we had $12 of cash and cash equivalents compared to $4,809 at December 31, 2008.

The Company had $11,150 of deposits as of December 31, 2009 compared to no deposits as of December 31, 2008.  The $11,150 relates to payments associated with the Company’s new office space lease.

We had $6,406 of current assets from discontinued operations as of December 31, 2009 and 2008. See note 2 in the financial statements for more information regarding the discontinued operations.

LIABILITIES. At December 31, 2009, we had total liabilities of $17,716,981 compared to total liabilities of $18,692,369 as of December 31, 2008.

The current liabilities at December 31, 2009 were $17,716,981 compared to $18,692,369 at December 31, 2008, a decrease of $975,388. The decrease is principally due to the decrease in notes payable of $1,873,014 (see note 7 of the financial statements), the increase in accounts payable of $417,390, and the decrease in accrued expenses of $178,185 and the increase in derivative liabilities of $658,421.

CASH FLOWS. Our cash used in operating activities was $1,990,590 compared to $909,608 for the prior year. The increase was primarily due to the increased level of operations and operating activities and changes in our current assets and liabilities.

During 2009, there was $11,150 used in investing activities which was a deposit on a new office lease compared to $385,000 in 2008 used in investing activities which was a payment on the Sanswire-Tao joint venture.

Net cash provided by financing activities was $1,996,943 in 2009 principally from the sales of the Company’s common stock, as compared to $1,267,139 in the prior year.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $9,414,507 and a negative cash flow from operations of $1,990,590 for the year ended December 31, 2009, and had a working capital deficiency of $16,165,073 and a stockholders’ deficit of $13,974,349 at December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds to develop and implement a successful business plan. The Company has a business plan which, if successful, will allow the Company to sell unmanned aerial systems for a profit, which in turn will reduce the dependency of raising additional funds from outside sources.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Throughout 2009 and continuing into 2010, the Company has been dependent upon monthly funding from its existing debt holders. Funding decisions have typically not extended beyond thirty days at any given time, and the Company does not currently have a defined funding source. Funding delays and uncertainties have seriously damaged vendor relationships, new product development and revenues. In the absence of continued monthly funding by its current debt holders, the Company would not have sufficient funds to continue its operations. There is no assurance that additional funding from the current debt holders will be available or available on terms and conditions acceptable to the Company.

During 2010, the Company has subsequently raised approximately $132,000 from investors; however this is not adequate funding to cover the estimated working capital deficit of approximately $16.2 million or the net loss for 2009 of approximately $9.4 million.  The Company is currently working to secure additional funding for its current operations as well as for the payments associated with the Company’s joint venture.

As reflected in the accompanying financial statements, for the year ended December 31, 2009 we had a net loss of ($9,414,507) compared to a 2008 net loss of ($4,598,273). Consequently, there is an accumulated deficit of ($134,717,089) at December 31, 2009 compared to ($125,302,582) at December 31, 2008.

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
These Agreements usually require us to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the Agreement. These penalties are usually expressed as a fixed percentage, per month, of the original amount the Company received on issuance of the debt or preferred stock, common shares, options or warrants. The Company accounts for these penalties when it is probable that a penalty will be incurred. At December 31, 2009, the Company has no registration rights agreement requiring penalties to be recorded.

REVENUE RECOGNITION

The Company recognized no revenue in the years 2009 and 2008 since it is developing its unmanned aerial systems.

STOCK-BASED COMPENSATION

We account for stock-based compensation under the provisions of ASC 718-10 and ASC 505-50 “Stock Compensation and Equity Based Payments to Non-Employees.” ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations.

We are using the Black-Scholes option-pricing model as its method of valuation for share-based awards.  Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

Stock-based compensation expense recognized under ASC 718 for the years ended December 31, 2009 and 2008 were $3,744,000 and $435,000, respectively.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued a staff position that amends and clarifies the new business combination standard, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company does not expect the adoption of this staff position to have a material impact on its financial condition and results of operations.

In April 2009, the FASB issued a staff position requiring disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This staff position also requires those disclosures in summarized financial information at interim reporting periods. The Company adopted this staff position in its second quarter ended June 30, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued a staff position which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company adopted this staff position in its second quarter ended June 30, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued a staff position which provides additional guidance for estimating fair value in accordance with the new business combination standard when the volume and level of activity for the asset or liability have significantly decreased. This staff position also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company does not expect the adoption of this staff position to have a material impact on its financial condition and results of operations.

In May 2009, the FASB issued new guidance on subsequent events which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted the guidance in the quarter ended June 30, 2009 and the statement did not have a material impact on our consolidated results of operation and financial position.

In June 2009, the FASB issued the standard that established the FASB Accounting Standards Codification (the “Codification”).  The Codification will become the source of authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  The Company adopted the standard in the quarter ended September 30, 2009.  Other than the manner in which accounting guidance is referenced in its financial reporting, the adoption of the Codification had no impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued guidance which provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. This guidance is effective for interim periods beginning after August 28, 2009. The Company adopted this guidance in the quarter ended September 30, 2009.  The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company does not expect the adoption of this staff position to have a material impact on its financial condition and results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to include the disclosure under this Item 7A.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Sanswire Corp. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Sanswire Corp. and subsidiaries (the “Company”), as of December 31, 2009 and the related consolidated statements of operations, cash flows and stockholders’ deficit for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanswire Corp. and subsidiaries as of December 31, 2009 and the consolidated results of their of operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experiences significant losses and negative cash flows, resulting in decreased capital and increased accumulated deficits. These conditions raise substantial doubt about its ability to continue as a going concern. In addition, on May 2, 2008, the Securities and Exchange Commission (“SEC”) filed a lawsuit in the United States District Court for the Southern District of Florida against GlobeTel Communications Corp. (the “Company”) and three former officers of the Company, Timothy J. Huff, Thomas Y. Jimenez and Lawrence E. Lynch. The SEC alleges, among other things, that the Company recorded $119 million in revenue on the basis of fraudulent invoices created by Joseph Monterosso and Luis Vargas, two individuals formerly employed by the Company who were in charge of its wholesale telecommunications business. The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Company has advised that it intends to vigorously defend itself in this action. The SEC lawsuit states that the staff is also considering recommending that the SEC authorize and institute proceedings to revoke the registration of Company’s securities pursuant to Section 12(j) of the Exchange Act. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans regarding those matters are described in Note 10.

/s/ Rosen Seymour Shapss Martin & Company LLP
CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
March 31, 2010

To the Board of Directors and Stockholders of:
Sanswire Corp. (formerly known as GlobeTel Communications Corp.) and Subsidiaries

We have audited the accompanying consolidated balance sheet of Sanswire Corp. (formerly known as GlobeTel Communications Corp.) and Subsidiaries (the “Company”), as of December 31, 2008 (as restated) and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Sanswire Corp. (formerly known as GlobeTel Communications Corp.) and Subsidiaries’ internal control over financial reporting as of December 31, 2008 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanswire Corp. (formerly known as GlobeTel Communications Corp.) and Subsidiaries as of December 31, 2008 (as restated) and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

As described in Note 4 “Restatement of Financial Statements” to the financial statements, the Company has restated its 2008 financial statements.

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

Weinberg & Company, P.A.

Boca Raton, Florida
March 30, 2009, except for Note 4 and 7, as to which the date is September 8, 2009

 SANSWIRE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2009	DECEMBER 31, 2008
		(as Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12	$4,809
Inventories	1,545,490	—
Current assets from discontinued operations	6,406	6,406
TOTAL CURRENT ASSETS	1,551,908	11,215
Deposits	11,150	—
Intangible assets, net of accumulated amortization of $1,049,425	2,179,574
Investment in joint venture	—	3,229,000
TOTAL NONCURRENT ASSETS	2,190,724	3,229,000
TOTAL ASSETS	$3,742,632	$3,240,215

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES
Accounts payable (including $396,625 and $0 due to joint venture partner at December 31, 2009 and 2008)	$4,220,167	$3,802,777
Notes and convertible notes payable, net of discount of $0 and $134,423	7,391,718	9,264,732
Accrued expenses and other liabilities (including $2,185,000 due to joint venture partner at December 31, 2009 and 2008)	3,311,025	3,489,210
Derivative liabilities	1,406,665	748,244
Current liabilities from discontinued operations	1,387,406	1,387,406
TOTAL LIABILITIES	17,716,981	18,692,369

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $.00001 par value, 500,000,000 shares authorized;
263,040,586 and 184,704,015 shares issued and outstanding	2,631	1,848
Additional paid-in capital	120,114,115	109,848,580
Series E Preferred stock, $.001 par value, 100,000 shares authorized;
100,000 shares issued and outstanding:	100	—
Additional paid-in capital - Series E Preferred stock	625,894	—
Accumulated deficit	(134,717,089)	(125,302,582)
TOTAL STOCKHOLDERS’ DEFICIT	(13,974,349)	(15,452,154)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,742,632	$3,240,215

See accompanying notes to consolidated financial statements

SANSWIRE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2009		2008
			(as Restated)
REVENUES		$—		$—

EXPENSES
Payroll and related taxes		554,065		887,283
Consulting fees		1,771,372		1,415,235
Officers’ and directors’ stock based compensation		3,744,070		435,000
Amortization		1,049,425		—
General and administrative		451,775		476,827
TOTAL EXPENSES		7,570,707		3,214,345
LOSS FROM OPERATIONS		(7,570,707)		(3,214,345)
OTHER INCOME (EXPENSE)
Loss on extinguishment of debt		—		(1,096,650)
Extinguishment of derivative liabilities		629,563		465,173
Change in fair value of derivative liabilities		(1,287,984)		375,166
Interest expense, net		(1,185,379)		(1,127,420)
NET OTHER EXPENSE		(1,843,800)		(1,383,731)
LOSS FROM CONTINUING OPERATIONS		(9,414,507)		(4,598,076)

LOSS FROM DISCONTINUED OPERATIONS		—		(197)
NET LOSS		$(9,414,507)		$(4,598,273)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC and DILUTED		216,936,864		151,534,774

LOSS PER SHARE FROM CONTINUING OPERATIONS
BASIC and DILUTED	$	(0.04)	$	(0.03)
LOSS PER SHARE FROM DISCONTINUED OPERATIONS
BASIC and DILUTED		—	$	(0.00)
NET LOSS PER SHARE
BASIC and DILUTED	$	(0.04)	$	(0.03)

See accompanying notes to consolidated financial statements

SANSWIRE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (as Restated)

	COMMON STOCK
			ADDITIONAL
			PAID-IN
Description	SHARES	AMOUNT	CAPITAL
BALANCE, DECEMBER 31, 2007 (as Restated)	129,756,897	$1,299	$105,889,705
Shares issued for conversion of notes	27,265,195	272	1,788,566
Shares issued for services	12,269,444	123	712,378
Shares issued for settlement of debt	2,700,701	27	99,647
Shares issued for accrued expenses	6,831,778	68	367,852
Shares issued for interest	3,200,000	32	189,368
Shares issued for joint venture	2,680,000	27	267,973
Options issued for executive compensation	—	—	244,831
Fair value of warrants issued with convertible notes	—	—	288,260
Net loss
BALANCE, DECEMBER 31, 2008 (Restated)	184,704,015	$1,848	$109,848,580
Shares issued for cash	18,123,014	181	1,882,173
Shares issued for conversion of notes	25,683,212	257	2,702,942
Shares issued for settlement of debt	2,720,346	27	131,753
Shares issued for services	31,484,999	314	2,933,686
Shares issued for options exercised	75,000	1	(1)
Shares issued for interest	250,000	3	9,497
Fair value of vested options issued for officers’ and directors’ compensation	—	—	2,134,120
Warrants issued with convertible notes	—	—	28,060
Modification of warrants	—	—	443,305
Preferred Series E shares issued for accrued expenses	—	—	—
Preferred Series E shares issued for accounts payable	—	—	—
Net loss	—	—	—
BALANCE, DECEMBER 31, 2009	263,040,586	$2,631	$120,114,115

(continued)

See accompanying notes to consolidated financial statements

SANSWIRE CORP.  AND SUBSIDIARIES (continued)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (as Restated)

	SERIES E PREFERRED STOCK
		ADDITIONAL			TOTAL
		PAID-IN		ACCUMULATED	STOCKHOLDERS’
Description	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
BALANCE, DECEMBER 31, 2007 (as Restated)				(120,704,309)	(14,813,305)
Shares issued for conversion of notes				—	1,788,838
Shares issued for services				—	712,501
Shares issued for settlement of debt				—	99,674
Shares issued for accrued expenses				—	367,920
Shares issued for interest				—	189,400
Shares issued for joint venture				—	268,000
Options issued for executive compensation				—	244,831
Fair value of warrants issued with convertible notes				—	288,260
Net loss				(4,598,273)	(4,598,273)
BALANCE, DECEMBER 31, 2008 (Restated)	—	$—	$—	$(125,302,582)	$(15,452,154)
Shares issued for cash	—	—	—	—	1,882,354
Shares issued for conversion of notes	—	—	—	—	2,703,199
Shares issued for settlement of debt	—	—	—	—	131,780
Shares issued for services	—	—	—	—	2,934,000
Shares issued for options exercised	—	—	—	—	—
Shares issued for interest	—	—	—	—	9,500
Fair value of vested options issued for officers’ and directors’ compensation	—	—	—	—	2,134,120
Warrants issued with convertible notes	—	—	—	—	28,060
Modification of warrants	—	—	—	—	443,305
Preferred Series E shares issued for accrued expenses	70,385	70	440,537	—	440,607
Preferred Series E shares issued for accounts payable	29,615	30	185,357	—	185,387
Net loss	—	—	—	(9,414,507)	(9,414,507)
BALANCE, DECEMBER 31, 2009	100,000	$100	$625,894	$(134,717,089)	$(13,974,349)

See accompanying notes to consolidated financial statements

SANSWIRE CORP.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,414,507)	$(4,598,273)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	176,465	314,549
Amortization of intangible asset	1,049,425	—
Loss on extinguishment of debt	—	1,096,650
Fair value of stock based compensation	3,102,725	712,501
Fair value of vested options	2,134,120	244,831
Change in fair value of derivative liabilities	(629,563)	(375,166)
Extinguishment of derivative liabilities	1,287,984	(465,173)
Fair value of modification of warrants	443,305	—
Accrued interest expense on convertible notes payable	482,966	569,590
Common stock exchanged for interest and financing costs	—	227,081
Change in operating assets and liabilities:
Inventories	(1,545,490)	—
Assets from discontinued operations	—	12,272
Accounts payable	615,808	746,729
Accrued expenses and other liabilities	306,172	604,776
Liabilities from discontinued operations	—	25
NET CASH USED IN OPERATING ACTIVITIES	(1,990,590)	(909,608)
CASH FLOWS FROM INVESTING ACTIVITIES
Payment on joint venture	—	(385,000)
Deposits	(11,150)	—
Investing activities from discontinued operations	—	—
NET CASH USED IN INVESTING ACTIVITIES	(11,150)	(385,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock – exercises of warrants	—	—
Payments on notes payable	(25,411)	(25,139)
Proceeds from notes and loans payable	140,000	1,292,278
Proceeds from sale of common stock	1,882,354	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,996,943	1,267,139
NET CHANGE IN CASH AND EQUIVALENTS	(4,797)	(27,469)
CASH AND EQUIVALENTS – BEGINNING OF PERIOD	4,809	32,278
CASH AND EQUIVALENTS – END OF PERIOD	$12	$4,809

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$2,903	$16,200
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for joint venture	—	268,000
Common stock for accrued expenses	43,750	367,920
Common stock for accounts payable	13,031	99,674
Deposit applied to accrued expenses	—	659,000
Accrued expense for joint venture	—	2,844,000
Conversion of notes payable to common stock	2,618,973	1,788,838
Non-cash equity-warrant valuation and intrinsic value of beneficial conversion associated with convertible notes	28,060	288,260
Preferred stock for accrued expenses	440,607	—
Preferred stock for accounts payable	185,387	—

See accompanying notes to consolidated financial statements

SANSWIRE CORP.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

NATURE OF OPERATIONS

The opportunities associated with Sanswire are related to the Lighter Than Air (LTA) Unmanned Aerial Vehicle (UAV) market. Sanswire seeks to build and run a UAV business that includes low-, mid- and high-altitude, lighter-than-air vehicles. Sanswire intends to provide customers surveillance sensor suites and advanced seamless wireless broadband capabilities utilizing its High Altitude Airship technology.

Sanswire’s main products are airships, which provide a platform to transmit wireless capabilities from air to ground.  The High Altitude class of prospective airships are generally referred to as HAAs (High Altitude Airships) but have also been called HAPs and HALEs (High Altitude Platforms, High Altitude Long Endurance). They have been designed to be able to keep a station in one location in the Stratosphere, at approximately 65,000 ft for durations of 30 days or more.  The company is focused on the development and construction of the STS-111 Lighter than air (LTA) Mid Altitude Long Endurance (MALE) Unmanned Aerial Vehicle (UAV) platform for providing survelliance and reconnaissance capabilities.

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

In May 2005, the Company approved a reverse split of shares of common stock on a one for fifteen (1:15) basis and changed the number of shares authorized to 100,000,000. In the Company’s annual shareholders meeting on August 1, 2005, the shareholders voted to increase the shares authorized from 100,000,000 to 150,000,000. Common stock amounts in this report have accounted for the reverse stock split retroactively, unless otherwise noted.

In the Company’s annual shareholders meeting on June 21, 2006, the shareholders voted to increase the shares authorized from 150,000,000 to 250,000,000.

On November 2, 2009, holders of a majority of voting shares of the Company, Sanswire Corp., acted by written consent in lieu of a special meeting of shareholders to an adopt amendment to the articles of incorporation to increase the number of shares of common stock which the Company is authorized to issue from 250,000,000 shares to 500,000,000 shares.

On May 3, 2009, the Board of Directors approved the creation of a Series E Preferred Stock. The Company is authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2009, 100,000 shares of preferred stock was issued and outstanding. The rights, preferences, and provisions of the remaining authorized shares would be determined, at the discretion of the Board of Directors, at the time of issuance.

BASIS OF PRESENTATION

The consolidated financial statements of the Company include the accounts of its subsidiaries. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements presented reflect entries necessary for the fair presentation of the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, Consolidated Balance Sheets as of December 31, 2009 and 2008 and Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008. All entries required for the fair presentation of the financial statements are of a normal recurring nature. Intercompany transactions and balances are eliminated upon consolidation.

The Company applied the provision of Financial Accounting Standards Board (“FASB”) ASC 810 “Consolidation of Variable Interest Entities (revised December 2003)” (“ASC 810”) to its investment in Sanswire-TAO. Under ASC 810, a variable interest entity (VIE) is subject to consolidation if the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders. As of December 31, 2009, the Company determined that that consolidation of Sanswire-TAO was appropriate. Inter-company accounts and transactions have been eliminated in consolidation.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $9,414,507 and a negative cash flow from operations of $1,990,590 for the year ended December 31, 2009, and had a working capital deficiency of $16,165,073 and a stockholders’ deficit of $13,974,349 at December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds to develop and implement a successful business plan. The Company has a business plan which, if successful, will allow the Company to sell unmanned aerial systems for a profit, which in turn will reduce the dependency of raising additional funds from outside sources.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Additional cash will still be needed to support operations. Management believes it can continue to raise capital from various funding sources, which when added to current working capital, will be sufficient to sustain operations at its current level through December 31, 2010. However, if the Company’s plans are not achieved and/or if significant unanticipated events occur, or if it is unable to obtain the necessary funding, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern. As of the date of this report the Company has continued to raise capital to sustain its current operations which have been reduced since January 1, 2008.  The Company will need to periodically seek investment to provide cash for operations until such time that operations provide sufficient cash flow to cover expenditures. (see also next paragraph)

On May 2, 2008, the Securities and Exchange Commission (“SEC”) filed a lawsuit in the United States District Court for the Southern District of Florida against GlobeTel Communications Corp. (the “Company”) and three former officers of the Company, Timothy J. Huff, Thomas Y. Jimenez and Lawrence E. Lynch. The SEC alleges, among other things, that the Company recorded $119 million in revenue on the basis of fraudulent invoices created by Joseph Monterosso and Luis Vargas, two individuals formerly employed by the Company who were in charge of its wholesale telecommunications business.  The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Company intends to vigorously defend itself in this action. The staff is also considering recommending that the SEC authorize and institute proceedings to revoke the registration of Company’s securities pursuant to Section 12(j) of the Exchange Act. (See Note 10)

CASH AND CASH EQUIVALENTS

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

The following table lists the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009:

		Fair Value Measurements at December 31, 2009
	Total Carrying Value at December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$12	$12	$—	$—
Derivative liabilities	1,406,665	—	—	1,406,665

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy. There were no changes in the valuation techniques during the year ended December 31, 2009.

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

These Agreements usually require us to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the Agreement. These penalties are usually expressed as a fixed percentage, per month, of the original amount the Company received on issuance of the debt or preferred stock, common shares, options or warrants. The Company accounts for these penalties when it is probable that a penalty will be incurred. At December 31, 2009, the Company has no registration rights agreement requiring penalties to be recorded.

REVENUE RECOGNITION

The Company recognized no revenue in the years 2009 and 2008 since it is developing its unmanned aerial systems.

INVENTORIES

Inventories consist of work in progress related to the Company’s consolidated joint venture Sanswire-TAO.

INCOME TAXES

Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) ASC 740, “Accounting for Income Taxes.” ASC 740 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company’s financial statements compared to the tax returns.

ADVERTISING AND MARKETING COSTS

Advertising and marketing costs are charged to operations in the period incurred. There was no advertising and marketing expense for the years ended December 31, 2009 and 2008.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments, including cash, deposits, accounts payable and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.

FOREIGN CURRENCY TRANSACTIONS

The currency of the primary economic environment in which the operations of the Company are conducted is the United States Dollar (“dollar”). Accordingly, the Company and its subsidiaries use the dollar as their functional currency. All exchange gains and losses denominated in non-dollar currencies are presented on a net basis in operating expense in the consolidated statement of operations when they arise. Foreign currency gains for the years ended December 31, 2009 and 2008 were immaterial.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during each period. The basic and diluted net loss is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. If all outstanding options, warrants and convertible shares were to be converted or exercised as of December 31, 2009, the shares outstanding would be 341,630,205.  As of March 30, 2010, the Company had 267,040,586 shares of our common stock outstanding. The Company is obligated under various existing agreements, options and warrants to issue additional shares of our common stock.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows FASB ASC 360, “Accounting for the Impairment of Long-Lived Assets.” ASC 360 requires that long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

STOCK-BASED COMPENSATION

We account for stock-based compensation under the provisions of ASC 718-10 and ASC 505-50 “Stock Compensation and Equity Based Payments to Non-Employees.” ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations.

We are using the Black-Scholes option-pricing model as its method of valuation for share-based awards.  Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

Stock-based compensation expense recognized under ASC 718 for the years ended December 31, 2009 and 2008 were $3,744,070 and $435,000, respectively.

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

The Company accounts for stock option and warrant grants issued to non-employees for goods and services using the guidance of ASC 718 and ASC 505 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” whereby the fair value of such option and warrant grants is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued a staff position that amends and clarifies the new business combination standard, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company does not expect the adoption of this staff position to have a material impact on its financial condition and results of operations.

In April 2009, the FASB issued a staff position requiring disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This staff position also requires those disclosures in summarized financial information at interim reporting periods. The Company adopted this staff position in its second quarter ended June 30, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued a staff position which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company adopted this staff position in its second quarter ended June 30, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued a staff position which provides additional guidance for estimating fair value in accordance with the new business combination standard when the volume and level of activity for the asset or liability have significantly decreased. This staff position also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company does not expect the adoption of this staff position to have a material impact on its financial condition and results of operations.

In May 2009, the FASB issued new guidance on subsequent events which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted the guidance in the quarter ended June 30, 2009 and the statement did not have a material impact on our consolidated results of operation and financial position.

In June 2009, the FASB issued the standard that established the FASB Accounting Standards Codification (the “Codification”).  The Codification will become the source of authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  The Company adopted the standard in the quarter ended September 30, 2009.  Other than the manner in which accounting guidance is referenced in its financial reporting, the adoption of the Codification had no impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued guidance which provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. This guidance is effective for interim periods beginning after August 28, 2009. The Company adopted this guidance in the quarter ended September 30, 2009.  The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company does not expect the adoption of this staff position to have a material impact on its financial condition and results of operations.

NOTE 2. DISCONTINUED OPERATIONS

The Company decided to close several of its operations and has presented certain activities as discontinued operations as of and for the years ended December 31, 2009 and 2008.

The loss on the Company’s consolidated statements of operations for the years ended December 31, 2009 and 2008 is summarized as follows:

Telecom	2009	2008

Loss from discontinued operations	$—	$(197)

GlobeTel Wireless

Loss from discontinued operations	—	—

Total loss from discontinued operations	$—	$(197)

The Company incurred the following losses from discontinued operations for the year ended December 31, 2008:

2008	Telecom	GlobeTel Wireless	Total
General and administrative	$(197)	$—	$(197)

Gain/loss from discontinued operations	$(197)	$—	$(197)

The Company had the following assets and liabilities from its discontinued operations on its consolidated balance sheet as of December 31, 2009 and 2008:

2009	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
Total assets	$6,406	$—	$6,406

Accounts payable	$140,116	$1,216,208	$1,356,324
Accrued liabilities	9,605	21,477	31,082
Total current liabilities	149,721	1,237,685	1,387,406

Net liabilities of discontinued operations	$143,315	$1,237,685	$1,381,000

2008	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
Total assets	$6,406	$—	$6,406

Accounts payable	$140,116	$1,216,208	$1,356,324
Accrued liabilities	9,605	21,477	31,082
Total current liabilities	149,721	1,237,685	1,387,406

Net liabilities of discontinued operations	$143,315	$1,237,685	$1,381,000

NOTE 3. JOINT VENTURE AND INTANGIBLE ASSETS

On June 3, 2008 Sanswire and TAO Technologies Gmbh (“TAO”) with support from Professor Bernard Kroplin (“Kroplin”) restructured the November 2007 agreement and entered into a new agreement to form a 50/50 US based joint venture to place, among other things, the license rights to the TAO intellectual property in US, Canada, and Mexico into the US-based joint venture company to be called Sanswire-TAO that was to be owned equally by TAO and Sanswire Corp. Additionally, Sanswire-TAO would register the patents and the intellectual property of TAO in the United States for the exclusive use of Sanswire-TAO. The intellectual property includes, but is not limited to an existing patent as well as any updates to that patent. This integration of Sanswire and Stuttgart, Germany-based TAO took place to create various strategic advantages for both companies. Each group entered the relationship with synergistic, yet very distinct core competencies. Sanswire’s business development, its inroads into the U.S. Government review process as well as inroads into overseas markets and other marketing resources complement TAO’s vast airship product research and development ability. In addition the joint venture has an exclusive agreement with TAO that may require additional payments in the future.

On June 3, 2008, the Company reclassified the transaction as the purchase of assets and recognized a $3,229,000 Intangible Asset related to the intellectual property, including existing patent. The $391,000 paid during 2007 was applied as payment towards the investment.  During 2008, the Company paid an additional $653,000 for the investment, made up of $385,000 in cash and the issuance of 2,680,000 shares of the Company’s common stock valued at $268,000.  After application of the 2007 deposit of $391,000 and the 2008 payments of $653,000, the balance of $2,185,000 due for the investment is included in accrued expenses as of December 31, 2009 (see Note 6).

The Company determined that the intangible assets have a definite life equal to the remaining life of the patent, which was through March 3, 2012, and accordingly, is subject to amortization using that life or 40 months, which is $80,725 per month. During the normal process of testing for an intangible impairment, the Company updated its ASC 360 analysis as of the end of December 2009 and determined there were no cash flows associated with the Company’s intangible assets.  The Company has determined that the appropriate method of determining if any impairment was necessary was the stated value for the intangible assets.

NOTE 4.  RESTATEMENT OF FINANCIAL STATEMENTS

On September 4, 2009, the Company concluded, with the concurrence of the Company’s Board of Directors, that an accounting error had been made in the Company’s historical December 31, 2008 financial statements in relation to the recording of derivative liabilities related to the conversion feature and associated warrants issued with convertible notes during 2008.  As a result, the Company’s consolidated financial statements for the year ended December 31, 2008 have been amended and restated.

On September 4, 2009, the Company concluded, with the concurrence of the Company’s Board of Directors, that an accounting error had been made in the Company’s historical December 31, 2008 consolidated financial statements in relation to the provisions of FASB ASC 815, “Accounting for Derivative Financial Instruments and Hedging Activities” and the recording of certain warrants and the beneficial conversion feature of the Company’s convertible notes payable. In accordance with ASC 815, the fair value of certain of the Company’s options and warrants and the embedded conversion feature of the Company’s convertible notes payable, have been re-characterized as derivative liabilities effective January 1, 2007. ASC 815 requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations. As a result, the Company’s consolidated financial statements as of December 31, 2008 have been restated.

The effects of the restatement on the Company’s consolidated financial statements for the year ended December 31, 2008 is shown below (note: see table of adjustment descriptions at end of this section):

	December 31, 2008
Account	(As Initially Reported)	(Adjustment)		(As Restated)
Current Assets
Cash	$4,809	$—		$4,809
Current assets from discontinued operations	6,406	—		6,406
Total current assets	11,215	—		11,215
Investment in joint venture	3,229,000	—		3,229,000
Total Assets	$3,240,215	$—		$3,240,215
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,802,777	$—		$3,802,777
Notes and notes payable, net of discount of $134,423	9,264,732	—		9,264,732
Accrued expenses and other liabilities	3,489,210	—		3,489,210
Derivative liabilities	—	748,244	1	748,244
Current liabilities from discontinued operations	1,387,406	—		1,387,406
Total current liabilities	17,944,125	748,244		18,692,369
Stockholders’ Deficit
Common stock	1,848	—		1,848
Additional paid-in capital	111,128,580	(1,280,000	) 1	109,848,580
Accumulated deficit	(125,834,338)	531,756	1	(125,302,582)
Total Stockholders’ Deficit	(14,703,910)	(748,244)		(15,452,154)
Total Liabilities and Stockholders’ Deficit	$3,240,215	$—		$3,240,215

	Year ended December 31, 2008
Account	(As Initially Reported)	(Adjustment)		(As Restated)
Revenue	$—	$—		$—
Cost of revenues	—	—		—
Gross margin	—	—		—

Payroll and related taxes	(887,283)	—		(887,283)
Consulting fees	(1,415,235)	—		(1,415,235)
Noncash officers’ and directors’ compensation	(435,000)	—		(435,000)
General and administrative expenses	(476,827)	—		(476,827)
Loss from operations	(3,214,345)	—		(3,214,345)

Loss on extinguishment of debt	(1,096,650)	—		(1,096,650)
Interest expense	(1,127,420)	—		(1,127,420)
Extinguishment of derivative liabilities	—	465,173	3	465,173
Change in fair value of warrants and conversion feature	—	375,166	2	375,166
Net other expense	(2,224,070)	840,339		(1,383,731)
Loss from continuing operations	(5,438,415)	840,339		(4,598,076)
Loss from discontinued operations	(197)	—		(197)
Net loss	$(5,438,612)	$840,339		$(4,598,273)
Net loss per share from continuing operations, basic and diluted	$(0.04)	0.01	4	(0.03)
Net loss per share from discontinuing operations, basic and diluted	$(0.00)	—		$(0.00)
Weighted average shares outstanding, basic and diluted	151,534,774			151,534,774

	Year ended December 31, 2008
	(As Initially Reported)		(Adjustment)		(As Restated)
Cash flow from operating activities:
Net loss	$(5,438,612)		$840,339		$(4,598,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	314,549		—		314,549
Loss on extinguishment of debt	1,096,650		—		1,096,650
Stock based compensation	712,501		—		712,501
Fair value of vested options	244,831		—		244,831
Change in fair value of derivative liabilities	—		(375,166	) 2	(375,166)
Extinguishment of derivative liabilities	—		(465,173	) 3	(465,173)
Interest expense on convertible notes payable	569,590		—		569,590
Common stock exchanged for interest	189,400		—		189,400
Common stock exchanged for financing costs	37,681		—		37,681
Decrease in assets:
Decrease in assets relating to discontinued operations	12,272		—		12,272
Increase in liabilities:
Accounts payable	746,729		—		746,729
Accrued expenses and other liabilities	604,776		—		604,776
Increase in liabilities relating to discontinued operations	25		—		25
Net cash used in operating activities	(909,608	) )	—		(909,608)
Cash flows from investing activities:
Payment on joint venture	(385,000)		—		(385,000)
Net cash used in investing activities	(385,000)		—		(385,000)
Cash flows from financing activities:
Payments on notes payable	(25,139)		—		(25,139)
Proceeds from notes and loans payable	1,292,278		—		1,292,278
Net cash provided by financing activities	1,267,139		—		1,267,139
Net decrease in cash and cash equivalents	(27,469)		—		(27,469)
Cash and cash equivalents, beginning of period	32,278		—		32,278
Cash and cash equivalents, end of period	$4,809		$—		$4,809

Description of adjustments:

(1)
To record $748,244 increase to derivative liability, $531,756 decrease to accumulated deficit for prior period recognition of derivative liability, and $1,280,000 decrease to additional paid in capital for cumulative effect of correction of accounting for warrants and conversion feature of convertible notes as derivative liabilities.

(2)	To record $375,166 decrease in derivative liability for the year ended December 31, 2008.

(3)	To record $465,173 decrease from the extinguishment of derivative liabilities for the year ended December 31, 2008.

(4)	Effect on Earnings per share of restatements

NOTE 5. INVENTORIES

Inventories as of December 31, 2009 and 2008 consisted of the following:

	December 31,	December 31,
	2009	2008

Work in process	$1,545,490	$—
INVENTORIES	$1,545,490	$—

NOTE 6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	December 31, 2009	December 31, 2008

Payroll liabilities	$1,007,079	$1,185,264
Professional fees	118,946	118,946
Due to Joint Venture Partner	2,185,000	2,185,000
ACCRUED EXPENSES AND OTHER LIABILITIES	$3,311,025	$3,489,210

NOTE 7. NOTES AND CONVERTIBLE NOTES PAYABLE

	December 31, 2009	December 31, 2008
(A) Notes payable	$5,997,030	$5,997,030
(B) Convertible notes payable, net of unamortized discount of $0 and $454,531	—	80,000
(C) Convertible promissory notes, net of unamortized discount of $0 and $134,423	—	2,016,913
Total	5,997,030	8,093,943
Accrued interest	1,394,688	1,170,789
NOTES AND CONVERTIBLE NOTES PAYABLE	$7,391,718	$9,264,732

(A) NOTES PAYABLE

Notes payable are made up of two separate notes.

From February 2007 to October 2007, the Company received a total of $641,812 from the first note. During January 2008, the Company received a total of $7,673. As of December 31, 2009 and 2008, a balance of $4,997,130 remains through an unsecured promissory note with no formal terms of repayment.  The Company has accrued interest at a rate of 7% per annum, which totals $1,162,544 from inception to December 31, 2009.

During 2008 and 2009, the Company received no additional funding related to the second note. In January 2008, the note holder converted $150,000 of the loans to 1,428,571 shares of common stock. As of December 31, 2009 and 2008, a balance of $999,900 remains through an unsecured promissory note with no formal terms of repayment.  The Company has accrued interest at a rate of 7% per annum, which totals $232,144 from inception to December 31, 2009.

Interest expense on these notes totaled $405,753 for each of the years ended December 31, 2009 and 2008, respectively.

 (B) CONVERTIBLE NOTES PAYABLE

Effective January 16, 2008, the Company entered into a forbearance agreement with certain note holders that were issued in 2006. This agreement changed their conversion price to the lesser of $.20 or 70% of the volume weighted average price for the 10 days prior to conversion.

In January 2008, the Company issued certificates of adjustment for certain convertible notes issued in September 2006 to reduce the conversion prices from $0.196 to $.105 per share.  The modification was deemed an extinguishment of debt, with a loss of $293,817 recorded in January 2008.

During 2008, $1,200,000 of principal and interest was converted into approximately 23.4 million shares of Company common stock.

During 2009, $80,000 of principal and interest was converted into 1,047,619 million shares of Company common stock.

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

The Company determined that the total fair value of the warrants was $21,365 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate ranging from 1.31% to 1.40%, expected volatility of 169.01% and an expected term of the warrants of 3 years.  The initial calculated fair value of warrants of $21,365 was reflected by the Company as a valuation discount and an offset to the carrying value of the Notes, and is being amortized by the straight line method over the term of the Notes. As of December 31, 2009, the Company amortized $21,365 of the valuation discount, which is reflected as interest expense in the Company’s consolidated statements of operations.  During the year ended December 31, 2009, all principal and interest has been converted as part of an overall conversion request that includes all outstanding notes from this note holder.  On September 30, 2009, the balance of $1,633,869 of principal and $199,648 of interest were converted into 17,462,080 shares of Company common stock.

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

The Company determined that the total fair value of the warrants was $4,865 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount.  For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 1.22%, expected volatility of 169.01% and an expected term of the warrants of 3 years.  The initial calculated fair value of warrants of $4,865 was reflected by the Company as a valuation discount and offset to the carrying value of the Notes, and is being amortized by the straight line method over the term of the Notes. As of December 31, 2009, the Company amortized $4,865 of the valuation discount, which is reflected as interest expense in the Company’s consolidated statements of operations.  During the year ended December 31, 2009, all principal and interest has been converted as part of an overall conversion request that includes all outstanding notes from this note holder.  On September 30, 2009, the balance of $130,000 of principal and $10,558 of interest were converted into 1,338,651 shares of Company common stock.

On April 29, 2009, the Company agreed to extend the expiration of certain warrants associated with the notes.  A charge of $41,121 was recorded for the change in the fair value of the warrants at the time of modification.

During 2009, the Company made payments totaling $42,630 to reduce a previously entered into note. On September 30, 2009, the balance of $119,836 of principal and $9,084 of interest were converted into 1,227,810 shares of Company common stock.

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

In 2008, the Company entered into $1,234,606 in financing agreements which are convertible into common stock of the Company at $.105 per share, due two years from inception, accrue interest at a rate of 7% per annum and were issued Class A and Class B warrants. The Class A and B warrants are exercisable for a purchase price of $.21 and $.315, respectively. The warrants have a 2 year term.

The Company originally accounted for the fair value of the conversion feature and the fair value of the warrants based upon the relative value of the Black Scholes Merton valuation of the warrants and the underlying debt amount.   Subsequently, the Company’s identified them as embedded derivatives due to price resets relating to the 2008 convertible notes. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the related convertible notes up to the proceeds amount and to fair value as of each subsequent balance sheet date.  At the inception of the 2008 convertible notes, the Company determined the fair value of the embedded derivative to be $487,883.  In addition, the Company determined the fair value of derivative related to warrants issued with the 2008 notes to be $205,172.  The Company recorded a discount of $190,124 for the 2008 notes, which is being amortized by the effective interest method over the term of the Notes.

For the years ended December 31, 2009 and December 31, 2008, the Company amortized $157,548 and $114,238, respectively of the valuation discount.

The fair value of the embedded derivative was determined using a probability weighted Black Scholes Merton option pricing model based on the following assumptions:  dividend yield: -0-%, volatility 28 - 167%, risk free rate: .11 – 1.00%, expected term: .01 – 2.74 years.

NOTE 8.  DERIVATIVE LIABILITIES

In 2007, the Company adopted FASB ASC 815 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and FASB ASC 815 “Accounting for Derivative Instruments and Hedging Activities,” as amended by FASB ASC 815 “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB ASC 815,” collectively referred to as FASB ASC 815. FASB ASC 815 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income.

The derivative liabilities were valued using the Black-Scholes option pricing model and the following assumptions:

	December 31, 2009	December 31, 2008
Conversion feature:
Risk-free interest rate	—	0.27 – 0.76%
Expected volatility	—	118 – 134%
Expected life (in years)	—	0.33 – 1.76
Expected dividend yield	—	—

Warrants:
Risk-free interest rate	0.14 – 1.45%	0.11 – 1.00%
Expected volatility	10 – 168%	28 – 167%
Expected life (in years)	0.08 – 2.92	0.01 – 2.74
Expected dividend yield	—	—

Fair value:
Conversion feature	$—	$495,805
Warrants	$1,406,665	$252,439

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

NOTE 9. AGREEMENTS

AGREEMENTS

Several agreements, letters of intent, and memorandums of understanding regarding the Sanswire project were entered into during 2009 and 2008 and through the date of this report, none of which require the recording of any assets, liabilities, revenues or expenses.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

On October 5, 2007, the Company received a “Wells Notice” from the SEC in connection with the SEC’s ongoing investigation of the Company. The Wells Notice provides notification that the staff of the SEC intends to recommend to the Commission that it bring a civil action against the Company for possible violations of the securities laws including violations of Sections 5 and 17(a) of the Securities Act of 1933; Sections 10(b), 13(a), and 13(b)(2)(A) & (B) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rules 10b-5, 12b-20, 13a-1, 13a-11, and 13a-13 thereunder; and seeking as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The staff is also considering recommending that the SEC authorize and institute proceedings to revoke the registration of Company’s securities pursuant to Section 12(j) of the Exchange Act.

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

The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Commission subsequently consolidated this action with another pending action involving former officers of the Company. The Commission has also moved to amend its complaint against the Company to include additional allegations of wrongdoing beginning in 2002, but which does not add any new defendants. The Company has been vigorously defending itself in this action. The trial of this matter has been set for October 2010.

Joseph Monterosso

In October 2007, the Company filed a lawsuit in the Circuit Court for Broward County, Florida against Joseph J. Monterosso alleging Libel, Slander and Defamation, Tortuous Interference, Violations of FS § 836.05 (Threats Extortion)  and violations of FS §517 (Securities Fraud). Mr. Monterosso has not yet been served with the complaint pending additional information arising from the SEC lawsuit.  This action has been dismissed for lack of prosecution but may be refiled by the Company in the future.

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

Wachovia v. GlobeTel

In connection with the operations of Globetel Wireless Europe GmbH and the acquisition of Altvater GmbH, the Company guaranteed a letter of credit in the amount of $600,000. Upon Globetel Wireless Europe GmbH ceasing operations, the letter of credit was drawn upon. The letter of credit was not collateralized. In September 2007, Wachovia filed a lawsuit in Broward County in an attempt to recover the amount through arbitration with the American Arbitration Association. On June 2, 2008, the American Arbitration Association awarded Wachovia $762,902. This liability was previously recorded in the Company’s accounts payable as incurred.

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

Derivative Action

On July 10, 2006, a derivative action was filed against the officers and directors of the Company alleging that they have not acted in the best interest of the Company or the shareholders and alleged that the transaction to install wireless networks in Russia was a sham. The lawsuit is pending in the Federal District Court for the Southern District of Florida (Civil Case No. 06-60923). The Company believes that the suits are without merit and will vigorously defend against it. The Company has hired outside counsel to defend it in this action. The Company and the Plaintiff have reached an agreement in principle to settle this action and have submitted such settlement with the Court for its approval. Under the terms of the settlement, Company’s D&O insurance carrier will pay $60,000 in attorneys’ fees to plaintiff’s counsel, the Company will implement or maintain certain corporate governance changes, and all claims will be dismissed with prejudice.

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

Tsunami Communications v. GlobeTel

On March 3, 2006, Civil Action File No. 06A-02368-5 was filed in Superior Court for Gwinnett County Georgia.  A purported shareholder of a company from whom GlobeTel purchased assets is seeking to receive shares of our common stock that they believe that they are entitled to as their pro-rata share of shares paid for the asset. We have asserted affirmative defenses and the trial of this matter was held in November 2009. We are waiting for a ruling from the Court.

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

With regard to the issues related to original index number 12119/00, as a result of a summary judgment motion, the plaintiffs were granted a judgment in the sum of $15,000. The rest of the plaintiff’s motion was denied. The court did not order the delivery of 24,526,000 pre split shares of ADGI common stock as the decision on that would be reserved to time of trial.

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

Leases and Rents

Sanswire’s corporate offices are now located at 17501 Biscayne Blvd, Aventura, FL 33160. Base rent is $2,900 per month. The lease is for a period of 36 months and terminates on June 30, 2012.   We believe our facilities are adequate for our current and near-term needs.  Sanswire’s corporate offices were previously located at 101 NE 3 rd Ave., Suite 1500, Fort Lauderdale, FL 33301 which were vacated on December 31, 2009 as the lease expired.

Rent expense for 2009 and 2008 were $23,498 and $42,431, respectively.

Estimated future minimum rental payments and lease payments on noncancelable operating leases as of December 31, 2009 were as follows:

Year Ended December 31,
2010	$34,668
2011	34,668
2012	17,334

NOTE 11. INCOME TAXES

Deferred income taxes and benefits for 2009 and 2008 are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. The tax effects (computed at 15%) of these temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2008	Current Period Changes	2009
Deferred tax assets:
Net operating loss carryforwards	$15,665,187	$1,412,176	$17,077,363
	15,665,187	1,412,176	17,077,363
Valuation allowance	(15,665,187)	(1,412,176)	(17,077,363)
Net deferred tax asset	$—	$—	$—

A reconciliation of income benefit provided at the federal statutory rate of 15% to income tax benefit is as follows:

	2009	2008
Income tax benefit computed at federal statutory rate	$(1,412,176)	$(815,792)
Deferred income taxes	1,412,176	815,792
	$—	$—

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

At the end of 2009, the Company had net operating loss carry-forwards (including those of its successor due to accounting for the reincorporation as an “F” reorganization under the Internal Revenue Code) of approximately $81,429,083, which expire at various dates through 2021.

NOTE 12. COMMON STOCK TRANSACTIONS

During the year ended December 31, 2009, the Company issued the following shares of common stock:

SHARES	CONSIDERATION	VALUATION
2,970,346	Settlement of Debts	$141,281
17,934,999	Consulting Services	1,421,250
75,000	Exercised Options	—
35,387,971	Converted Notes Payable and Accrued Interest	3,722,198
12,500,000	Services - Performance Bonus	1,405,000
8,418,255	Stock for Cash	863,355
1,050,000	Stock for Directors Fees	107,750

During the year ended December 31, 2008, the Company issued the following shares of common stock:

SHARES	CONSIDERATION	VALUATION
2,700,701	Settlement of Debt	$99,674
1,222,222	Services - Performance Bonus	110,000
6,047,222	Consulting Services	374,502
30,465,195	Converted Notes Payable and Accrued Interest	1,978,838
6,831,778	Stock for Debt	367,920
1,500,000	Services - Performance Bonus	52,500
2,680,000	Stock for Joint Venture	268,000
2,000,000	Services - Performance Bonus	78,000
1,500,000	Services - Performance Bonus	97,500

The valuation amounts of the above common stock transactions are based on the amounts that common stock and related additional paid-capital were increased (decreased) upon recording of each transaction. For exercises of stock options, no values are indicated, whereas the options were valued and the additional paid-in capital account was increased upon the original issuance (grant) of the options and no additional charges were recorded upon exercise of the options. For conversions of preferred stock, the valuation indicated is the recorded amount of the preferred stock upon original issuance of the preferred shares, which amount was reclassified to common stock and related additional paid-in capital upon conversion. Where preferred stock was originally issued for broker’s fees (instead of cash) and, accordingly, no monetary compensation was received or recorded by the Company for the preferred shares issued, the listed common stock valuation is also zero.

For other issuances of shares during the periods described above, the Company-issued restricted shares (Rule 144) of its common stock to consultants and officers for services to the Company. Through December 31, 2004, issuance of restricted shares (Rule 144) were valued, due to limitations in current marketability, by the Company based upon half of the average bid and asked price of the Company’s shares on the date of issuance, unless the services provided were valued at another amount as agreed upon between the parties.

In August 2008, the Company issued an additional 800,000 contingent shares to a vendor that will be returned to the Company when the amounts due the vendor are paid.  The Company has accounted for them as forfeitable shares as they believe they will be returned under the agreement in 2009.  They are not considered outstanding for Earnings per share purposes and the liability remains recorded.

NOTE 13. STOCK OPTIONS AND WARRANTS

During the year ended December 31, 2009, the Company issued the following fully vested options to acquire Common stock:

Date Issued	Shares	Consideration	Valuation	Relationship
4/10/2009	5,305,556	Employees’ Bonus	$221,239	Non Executive Employees
5/6/2009	8,311,116	Employees’ Bonus	$852,959	Non Executive Employees
5/6/2009	5,555,556	Officer Stock Option Grant	$570,160	Former Chief Executive Officer
6/1/2009	500,000	Officer Stock Option Grant	$63,422	Chief Financial Officer
12/31/2009	4,500,000	Employees’ Bonus	$284,227	Non Executive Employees
12/31/2009	250,000	Director Stock Option Grant	$15,791	Board Member
12/31/2009	2,000,000	Officer Stock Option Grant	$126,323	Chief Financial Officer

During the year ended December 31, 2008, the Company issued the following fully vested options to acquire Common stock:

Date Issued	Shares	Consideration	Valuation	Relationship
1/18/2008	3,444,444	Employees’ Bonus	$228,029	Non Executive Employees
2/6/2008	250,000	Employees’ Bonus	$16,803	Non Executive Employees

See below for more information regarding vesting term and exercise prices.

All options are fully vested and thus there is no future compensation.

The above scheduled stock options were recorded at fair market value under ASC 718 (see Note 1 above). The fair value of the options at the time of issuance was determined using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	1.36 – 1.52%
Expected life	3 years
Expected volatility	171 - 192%
Expected dividend yield	0%

STOCK OPTIONS

Employee options vest according to the terms of the specific grant and expire from 3 to 5 years from date of grant. As of December 31, 2009, all options issued and outstanding have fully vested and thus there was no deferred compensation, Stock option activity for the years ended December 31, 2009 and 2008 was as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at December 31, 2007	28,705,170	$.600
Options Granted	3,694,444	.091
Options Forfeited	(10,916,862)	1.619
Options Cancelled	(5,500,000)	.317
Outstanding at December 31, 2008	15,982,752	$.350
Options Granted	26,422,222	.062
Options Exercised	(250,000)	.105
Options Forfeited	(4,112,475)	.994
Outstanding at December 31, 2008	38,042,499	$.298

 The following table summarizes information about stock options outstanding as of December 31, 2009:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.045 to $0.37	38,042,499	$0.298	1.63	38,042,499	$0.298
	38,042,499			38,042,499

WARRANTS

During 2008, the Company entered into financing agreements for convertible promissory notes payable whereby these investors were issued Class A and Class B warrants. The Class A and B warrants are exercisable for a purchase price of $.21 and $.315, respectively. The warrants have a 2 year term.

During 2009, the Company entered into financing agreements for convertible promissory notes payable  as well as stock subscription agreements whereby these investors were issued Class A and Class B warrants. The Class A and B warrants are exercisable for a purchase price of $.21 and $.315, respectively. The warrants have a 2 year term.

The following table summarizes certain information about the Company’s stock warrants.

	Warrants Class A	Warrants Class B	Weighted Average Exercise Price
Outstanding at December 31, 2007	8,108,129	5,715,380	$0.330
Warrants Granted	5,879,075	3,919,383	0.252
Warrants Exercised	—	—	—
Outstanding at December 31, 2008	13,987,204	9,634,763	$0.253
Warrants Granted	8,251,982	8,220,236	0.262
Warrants Expired	(3,305,382)	(2,203,588)	0.252
Outstanding at December 31, 2009	18,933,804	15,651,411	$0.258

The fair value of the warrants issued during 2009 was determined using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	.14 – 1.45%
Expected life	.08 – 2.92 years
Expected volatility	10 – 168%
Expected dividend yield	0%

The aggregate intrinsic value of 38,042,499 options and 18,933,804 Class A and 15,651,411 Class B warrants outstanding and exercisable as of December 31, 2009 was $5,301,823. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company’s common shares for the options that were in-the-money as of December 31, 2009. At December 31, 2009, all warrant shares were vested. Therefore there is no unamortized cost to be recognized in future periods.

NOTE 14. PREFERRED STOCK

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

As of December 31, 2009, the Company has 100,000 shares of Series E Preferred Stock outstanding.

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date.  The following are material subsequent events:

On February 8, 2010, the Company  received an executed Mutual Release and Settlement Agreement from David A. Christian (“Christian”), pursuant to which Christian resigned as Chief Executive Officer of the Company.  The Christian Agreement provided for the resolution and settlement of all issues relating to the employment of Christian by the Company, provides a mutual release between the parties as well as the following:

•	the Company agreed to issue Christian 4,000,000 shares of common stock of the Company;

•	the Company agreed to issue to Christian an option to purchase 500,000 shares of common stock of the Company at an exercise price of $0.075 per share;

•	the Company agreed to pay Christian Fifteen Thousand Dollars ($15,000) in cash as settlement of all accrued and unpaid expenses; and

•	the Company agreed to issue Christian 250,000 shares with regard to his original contract to serve on the Board of Directors.

On February 8, 2010, the Company received an executed Mutual Release and Settlement Agreement between the Company and William J. Hotz (“Hotz”), Hotz resigned as a Director of the Company.  The Hotz Agreement provided for the resolution and settlement of all issues relating to the employment of Hotz by the Company, including but not limited to a provision whereby the Company will pay to Hotz:

•	1,000,000 shares of common stock of the Company;

•	Options to purchase 200,000 shares of common stock of the Company at an exercise price of $0.075 per share; and

•	Ten Thousand Dollars ($10,000) in cash as settlement of all accrued and unpaid salary, benefits, bonuses, expenses and/or other remuneration.

In January 2010, the Company satisfied the judgment with Delma Pembroke Pines in exchange for the issuance of 4,000,000 shares of our common stock to be issued to Star Capital Funding LLC. Delma Pembroke Pines sued the Company for passed due and unpaid rents on its former offices located in Pembroke Pines. On August 17, 2007, Delma obtained a judgment however the company has been unable to make any payments towards the settlement. Delma subsequently sold the judgment to Star Capital Funding LLC.

ITEM 9 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On October 19, 2009 (the “Dismissal Date”), the Company dismissed Weinberg & Co., as its independent certifying accountant.  The Company’s Board of Directors approved of the dismissal on October 20, 2009. There were no disputes or disagreements between Weinberg & Co. and the Company during the previous two fiscal years. Except for the provision of a “Going Concern” opinion, the reports of Weinberg & Co. on the Company’s financial statements for the years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended December 31, 2008 and 2007, and through the Dismissal Date, the Company has not had any disagreements with Weinberg & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Weinberg & Co.’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with its report.

During the years ended December 31, 2008 and 2007, and through the Dismissal Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Weinberg & Co. with a copy of the Current Report on Form 8-K disclosing the dismissal prior to its filing with the Securities and Exchange Commission (“SEC”) and requested that Weinberg & Co. furnish the Company with a letter addressed to the SEC stating whether it agrees with the above statements and, if it does not agree, the respects in which it does not agree.  A copy of the letter from Weinberg & Co. was attached as Exhibit 16.1 to the Form 8-K.

On October 20, 2009, the Company engaged Rosen Seymour Shapss Martin & Company Llp (“RSSM”), as its independent registered public accounting firm, to audit the Company’s financial statements. The decision to engage RSSM was approved by the Company’s Board of Directors at a Board meeting called for such purpose.

 During the Company’s two most recent fiscal years and through the date of the engagement of RSSM, the Company did not consult with RSSM regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Prior to the engagement of RSSM, RSSM did not provide the Company with any written or oral advice that RSSM concluded was an important factor considered by the Company in reaching any decision as to any accounting, auditing or financial reporting issue.

ITEM 9A (T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision of Thomas Seifert, the Company’s Principal Executive Officer and/or Chief Financial Officer (the “Reviewing Officers”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Reviewing Officers concluded that as of December 31, 2009, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, except for the establishment of the audit committee as contemplated below.

Material Weaknesses

Initially, on May 4, 2007, the Company determined that the Company had ineffective controls over revenue recognition.   On September 3, 2009, the Company then also determined that it has not properly accounted for various derivative liabilities resulting in this restatement.

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

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our principal executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2009, based on those criteria due to the material weaknesses as outlined above. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

On February 8, 2010, David A. Christian resigned as Chief Executive Officer of the Company.

On February 8, 2010, William J. Hotz resigned as a director of the Company.

On February 10, 2010, Thomas Seifert, the Company’s Chief Financial Officer, was appointed to the Board of Directors.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

As of March 31, 2010, the officers and directors of the Corporation are:

Name	Age	Position with Company
Thomas Seifert	38	Chief Financial Officer and Director
Maj. Gen. Wayne P. Jackson (USA-Ret.)	80	Chairman of the Board of Directors

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

(B) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more that ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company’s securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. Based solely upon our review, we believe that all reports required under Section 16(a) of the Exchange Act were made.

Code of Ethics

Due to our limited resources, we have not adopted a code of ethics.  We intend to adopt a Code of Ethics during the coming year.

Audit Committee Financial Expert

We do not have an audit committee financial expert because the Company has been unable to appoint such a qualified person during the period when the Company has been restating its financial statements and becoming current with its financial statements.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, all of whose total annual salary and bonus for the years ended December 31, 2009, and 2008.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Christian, CEO, Director	2009	5,000	—	27,500	—	—	—	—	32,500
Thomas Seifert, CFO	2009	34,615	—	55,000	189,749	—	—	—	279,364
Jonathan Leinwand, CEO, Director	2009	68,262	—	1,010,000	696,483	—	—	319,119	2,093,864
Jonathan Leinwand, CEO, Director	2008	34,599	—	55,000	—	—	—	48,205	137,804

OUTSTANDING EQUITY AWARDS

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during 2009, and each person who served as an executive officer of the Company as of December 31, 2009:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Thomas Seifert	500,000	—	—	0.140	May 31, 2012	—	—	—	—
	2,000,000	—	—	0.073	December 31, 2012
Jonathan Leinwand	921,052	—	—	0.190	May 22, 2010	—	—	—	—
	1,400,000	—	—	0.105	October 18, 2010	—	—	—	—
	2,916,667	—	—	0.090	January 10, 2011	—	—	—	—
	5,555,556	—	—	0.045	May 5, 2012	—	—	—	—
	2,000,000	—	—	0.073	December 31, 2012	—	—	—	—

COMPENSATION OF DIRECTORS

The following table summarizes the compensation for our non-employee board of directors for the fiscal years ended December 31, 2009 and 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	($)	(f)	(g)	(j)
Wayne Jackson (2009)	5,000	73,750	15,790	—	—	—	89,540
William Hotz (2009)	5,000	6,500	—	—	—	—	11,500

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Common Stock

As of March 30, 2010, there were 267,040,586 common shares issued and outstanding. The table below sets forth the share ownership of our executive officers and directors, individually and as a group. No other person is the beneficial owner of more than 5% of our issued and outstanding common shares

Title of Class	Name & Address of Beneficial	Amount and Beneficial	Nature of Ownership	Percentage of Class (1)
Common Stock	Thomas Seifert, CFO 17501 Biscayne Blvd, Suite 430 Aventura, Florida 33160	6,735,586	Direct and Indirect	2.52%

Common Stock	Wayne Jackson, Director 17501 Biscayne Blvd, Suite 430 Aventura, Florida 33160	750,000	Direct	0.28%

	Total of all Officers and Directors as a Group	7,435,586		2.80%

(1) Based on 267,040,586 shares issued and outstanding on March 30, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On June 1 and December 29, 2009, the Company issued a total of 2,500,000 shares of common stock and 2,500,000 options exercisable at $.14 and $.073 per share to the Company’s CFO for signing and performance bonus’ related to an employment agreement.

On May 29 and December 29, 2009, the Company issued a total of 9,000,000 shares of common stock and 7,555,556 options exercisable at $.045 and $.073 per share to the Company’s previous CEO for a performance bonus related to an employment agreement.

On May 1 and December 29, 2009, the Company issued a total of 750,000 shares of common stock and 250,000 options exercisable at $.073 per share to Gen. Wayne Jackson for stock for directors fees.

On May 1, 2009, the Company issued 250,000 shares of common stock to David Christian for stock for directors fees.

On July 31, 2009, the Company issued 50,000 shares of common stock to William Hotz for stock for directors fees.

On May 5, 2009, the Company entered into a conversion agreement with Rocky Mountain Advisors Corp., a consultant to the Company (“RMAC”), pursuant to which the Company agreed to convert $185,387 in consulting fees owed to RMAC for consulting services performed from October 19, 2007 to April 9, 2009  into 29,615 shares of  Series E Preferred Stock.

On May 5, 2009, the Company entered into a conversion agreement with Jonathan Leinwand, the former Chief Executive Officer, pursuant to which the Company agreed to convert $ 319,118.85 in outstanding wages owed to Mr. Leinwand from October 17, 2007 to April 3, 2009 into 50,978 shares of Series E Preferred Stock.

Director Independence

General Jackson is independent as that term in defined under section 301 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The following table summarizes the fees for Rosen Seymour Shapss Martin & Company LLP and Weinberg & Company, P.A. services rendered to the Company during 2009 and 2008.

	Amount
Type of Fee	Fiscal Year 2009	Fiscal Year 2008
Audit(1)	$278,958	$299,260
Audit Related(2)	—	—
Taxes (3)	—	—
All Other (4)	—	—
Total	$278,958	$299,260

(1)
This category consists of fees for the audit of our annual financial statements included in the Company’s annual report on Form 10-KSB and review of the financial statements included in the Company’s quarterly reports on Form 10-QSB.  This category also includes additional audit work on restatements including reports for prior periods. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.

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

(3)	Represents aggregate fees charged for professional services for tax compliance and preparation, tax consulting and advice, and tax planning.
(4)	Represents aggregate fees charged for products and services other than those services previously reported.

ITEM 15. EXHIBITS

Exhibit 31.1	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3.1	Certificate of Designations for the Series E Preferred Stock of the Company previously filed on Form 8-K on May 8, 2009

4.1	Form of Subscription Agreement between the Company and the Investors previously filed on Form 8-K dated February 24, 2009

4.2	7% Convertible Debenture previously filed on Form 8-K dated February 24, 2009

4.2	Form of Class A Warrant previously filed on Form 8-K dated February 24, 2009

4.3	Form of Class B Warrant previously filed on Form 8-K dated February 24, 2009

10.1	Credit Facility Agreement, dated April 15, 2009, by and between Sanswire Corp. and Global Telesat Corp. previously filed on Form 8-K on April 21, 2009

10.2	Assignment and Assumption Agreement, dated April 15, 2009, by and between Sanswire Corp., Global Telesat Corp. and International Legal Consultants previously filed on Form 8-K on April 21, 2009

10.3	Services Agreement, dated April 15, 2009, by and between Sanswire Corp. and Global Telesat Corp. previously filed on Form 8-K on April 21, 2009

10.4	Amendment to the Subscription Agreement, dated September 17, 2008, by and between Sanswire Corp. and Global Telesat Corp., dated April 17, 2009 previously filed on Form 8-K on April 21, 2009

10.5	Loan Termination Agreement, dated April 17, 2009, by and among Sanswire Corp., Jonathan D. Leinwand and Global Telesat Corp. previously filed on Form 8-K on April 21, 2009

10.6	Subscription Agreement, dated April 17, 2009, by and between Sanswire Corp. and Global Telesat Corp. previously filed on Form 8-K on April 21, 2009

10.7	Subscription Agreement, dated April 18, 2009 previously filed on Form 8-K on April 21, 2009

10.8	Employment Agreement, effective March 1, 2008, by and between the Company and Jonathan Leinwand previously filed on Form 8-K dated May 5, 2009

10.9	Conversion Agreement, dated May 5, 2009, by and between Sanswire Corp and Rocky Mountain Advisors Corp. previously filed on Form 8-K dated May 8, 2009

10.10	Conversion Agreement, dated May 5, 2009, by and between Sanswire Corp and Daniyel Erdberg previously filed on Form 8-K dated May 8, 2009

10.11	Conversion Agreement, dated May 5, 2009, by and between Sanswire Corp and Jonathan Leinwand previously filed on Form 8-K dated May 8, 2009

10.12	Employment Agreement, effective June 1, 2009, by and between the Company and Thomas Seifert previously filed on Form 8-K dated June 5, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANSWIRE CORP.

By:	/s/ Thomas Seifert
Name: Thomas Seifert,
Title: Principal Executive Officer, Chief Financial Officer and Director

Dated April 2, 2010

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Thomas Seifert	Principal Executive Officer and Chief Financial Officer	April 2, 2010
Thomas Seifert	Officer and Director

/s/ Maj. Gen. Wayne P. Jackson (USA-Ret.)	Chairman of the Board	April 2, 2010
Maj. Gen. Wayne P. Jackson (USA-Ret.)	Director