Form 10-Q
period 2010-03-31
Sanswire Corp.
filed 2010-05-07
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2010
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

Commission file number 001-32509

SANSWIRE CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	88-0292161
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17501 Biscayne Blvd, Suite 430
Aventura, Florida 33160
(Address of principal executive offices)

(786) 288-0717
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

As of May 7, 2010, there were 283,874,889 shares of the issuer's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SANSWIRE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2010	DECEMBER 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,945	$12
Inventories	1,545,490	1,545,490
Current assets from discontinued operations	6,406	6,406
TOTAL CURRENT ASSETS	1,564,841	1,551,908
Deposits	11,150	11,150
Intangible assets, net of accumulated amortization of $1,291,600	1,937,400	2,179,574
Investment in joint venture	—	—
TOTAL NONCURRENT ASSETS	1,948,550	2,190,724
TOTAL ASSETS	$3,513,391	$3,742,632

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES
Accounts payable (including $352,588 and $396,625 due to joint venture partner at March 31, 2010 and December 31, 2009)	$4,287,132	$4,220,167
Notes payable	7,496,666	7,391,718
Accrued expenses and other liabilities (including $2,185,000 due to joint venture partner at March 31, 2010 and December 31, 2009)	3,401,359	3,311,025
Customer Deposit	50,000	—
Derivative liabilities	731,447	1,406,665
Current liabilities from discontinued operations	1,387,406	1,387,406
TOTAL LIABILITIES	17,354,010	17,716,981

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $.00001 par value, 500,000,000 shares authorized;
274,874,889 and 263,040,586 shares issued and outstanding	2,750	2,631
Additional paid-in capital	120,976,816	120,114,115
Series E Preferred stock, $.001 par value, 100,000 shares authorized;
100,000 shares issued and outstanding:	100	100
Additional paid-in capital - Series E Preferred stock	625,894	625,894
Accumulated deficit	(135,446,179)	(134,717,089)
TOTAL STOCKHOLDERS' DEFICIT	(13,840,619)	(13,974,349)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,513,391	$3,742,632

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2010		2009 (Restated)
REVENUES		$—		$—
COST OF REVENUES		—		—
GROSS MARGIN		—		—
EXPENSES
Payroll and related taxes		97,293		117,434
Consulting fees		433,256		93,159
Noncash officers' and directors' compensation		324,546		—
Amortization		242,175		—
General and administrative		63,140		121,491
TOTAL EXPENSES		1,160,410		332,084
LOSS FROM OPERATIONS		(1,160,410)		(332,084)
OTHER INCOME (EXPENSE)
Interest expense, net		(243,898)		(188,091)
Change in fair value of derivative liabilities		675,218		70,419
NET OTHER INCOME (EXPENSE)		431,320		(117,672)
LOSS FROM CONTINUING OPERATIONS		(729,090)		(449,756)

LOSS FROM DISCONTINUED OPERATIONS		—		—
NET LOSS		$(729,090)		$(449,756)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC and DILUTED		264,907,253		185,472,412

LOSS PER SHARE FROM CONTINUING OPERATIONS
BASIC and DILUTED	$	(0.00)	$	(0.00)
LOSS PER SHARE FROM DISCONTINUED OPERATIONS
BASIC and DILUTED	$	(0.00)	$	(0.00)
NET LOSS PER SHARE
BASIC and DILUTED	$	(0.00)	$	(0.00)

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2010
 (Unaudited)

	COMMON STOCK
			ADDITIONAL
			PAID-IN
Description	SHARES	AMOUNT	CAPITAL

BALANCE, DECEMBER 31, 2009	263,040,586	$2,631	$120,114,115
Shares issued for cash	2,177,160	22	167,015
Shares issued for settlement of debt	4,800,000	48	336,189
Shares issued for services	4,857,143	49	341,701
Cost of raising capital	—	—	(10,800
Fair value of vested options issued for officers’ and directors’ compensation	—	—	28,596
Net loss	—	—	—
BALANCE, MARCH 31, 2010	274,874,889	$2,750	$120,976,816

(continued)

See accompanying notes to consolidated financial statements

SANSWIRE CORP.  AND SUBSIDIARIES (continued)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2010
 (Unaudited)

	SERIES E PREFERRED STOCK
			ADDITIONAL		TOTAL
			PAID-IN	ACCUMULATED	STOCKHOLDERS'
Description	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT

BALANCE, DECEMBER 31, 2009	100,000	$100	$625,894	$(134,717,089)	$(13,974,349)
Shares issued for cash	—	—	—	—	167,037
Shares issued for settlement of debt	—	—	—	—	336,237
Shares issued for services	—	—	—	—	341,750
Cost of raising capital	—	—	—	—	(10,800)
Fair value of vested options issued for officers’ and directors’ compensation	—	—	—	—	28,596
Net loss	—	—	—	(729,090)	(729,090)
BALANCE, MARCH 31, 2010	100,000	$100	$625,894	$(135,446,179)	$(13,840,619)

See accompanying notes to consolidated financial statements

SANSWIRE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2010	2009 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(729,090)	$(449,756)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	—	34,009
Amortization of intangible asset	242,175	—
Stock based compensation	341,750	84,500
Cost of raising capital	(10,800)	—
Fair value of vested options	28,596	—
Interest expense on convertible notes payable	104,948	142,313
Change in fair value of derivative liabilities	(675,218)	(70,419)
Increase in liabilities:
Accounts payable	403,201	21,976
Accrued expenses and other liabilities	90,334	96,153
Customer deposits	50,000	—
NET CASH USED IN OPERATING ACTIVITIES	(154,104)	(141,224)
CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and loans payable	—	140,000
Proceeds from sale of common stock	167,037	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	167,037	240,000
NET INCREASE IN CASH AND EQUIVALENTS	12,933	98,776
CASH AND EQUIVALENTS – BEGINNING OF PERIOD	12	4,809
CASH AND EQUIVALENTS – ENDING OF PERIOD	$12,945	$103,585

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$—	$122
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for accounts payable	336,237	—
Shares for accrued expenses	—	29,167
Conversion of notes payable to common stock	—	75,438
Non-cash equity-warrant valuation and intrinsic value of beneficial conversion associated with convertible notes	—	84,601

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

NATURE OF OPERATIONS

From 2002 to 2007, Sanswire Corp. (formerly known as GlobeTel Communications Corp.) ("Sanswire" or the “Company”) was involved in the following business sectors: stored value card services; wholesale telecommunications services; voice over IP; wireless broadband; and high altitude airships. These business units operated through various subsidiaries. The Company has discontinued operations in all but the high altitude airship sector that is conducted through the Company’s consolidated joint venture, Sanswire-TAO.

•	stored value card services; wholesale telecommunications services;
•	voice over IP;
•	wireless broadband; and
•	high altitude airships.

These business units operated through various subsidiaries. The Company has discontinued operations in all but the high altitude airship sector that is conducted through the Company’s consolidated joint venture, Sanswire-TAO.

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

Sanswire’s main products are airships, which provide a platform to transmit wireless capabilities from air to ground.  The High Altitude class of prospective airships are generally referred to as HAAs (High Altitude Airships) but have also been called HAPs (High Altitude Platform) and HALEs (High Altitude Long Endurance). They have been designed to be able to keep a station in one location in the Stratosphere, at approximately 65,000 feet for durations of 30 days or more.  The Company is focused on the development and construction of the STS-111 Lighter than air (LTA) Mid Altitude Long Endurance (MALE) Unmanned Aerial Vehicle (UAV) platform for providing surveillance and reconnaissance capabilities.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Sanswire Corp. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

The condensed consolidated balance sheet information as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the SEC on April 2, 2010. These interim financial statements should be read in conjunction with that report.

The Company applied the provision of Financial Accounting Standards Board (“FASB”) ASC 810-10. “Consolidation of Variable Interest Entities (revised December 2003)” (“FIN 46R”) to its investment in Sanswire-TAO.  Under ASC 810, a variable interest entity (“VIE”) is subject to consolidation if the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders.  As of September 30, 2009, the Company determined that that consolidation of Sanswire-TAO was appropriate.  Inter-company accounts and transactions have been eliminated in consolidation.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $729,090 and used cash in operating activities of $154,104 for the three months ended March 31, 2010, and had a working capital deficit of $15,789,169 and a stockholders’ deficit of $13,840,619 at March 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates that a net loss will continue for the balance of 2010.

Additional cash will still be needed to support operations. Management believes it can continue to raise capital from various funding sources, which will be sufficient to sustain operations at its current level through December 31, 2010. However, if budgeted sales levels are not achieved and/or if significant unanticipated expenditures occur, or if it is unable to obtain the necessary funding, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern. As of the date of this report the Company has continued to raise capital to sustain its current operations.  The Company will need to periodically seek investment to provide cash for operations until such time that operations provide sufficient cash flow to cover expenditures.

On May 2, 2008, the Securities and Exchange Commission (“SEC”) filed a lawsuit in the United States District Court for the Southern District of Florida against GlobeTel Communications Corp. (the “Company”) and three former officers of the Company, Timothy J. Huff, Thomas Y. Jimenez and Lawrence E. Lynch. The SEC alleges, among other things, that the Company recorded $119 million in revenue on the basis of fraudulent invoices created by Joseph Monterosso and Luis Vargas, two individuals formerly employed by the Company who were in charge of its wholesale telecommunications business.  The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Company intends to vigorously defend itself in this action. The Staff is also considering recommending that the SEC authorize and institute proceedings to revoke the registration of Company’s securities pursuant to Section 12(j) of the Exchange Act (also see note 9).

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

FOREIGN CURRENCY TRANSACTIONS

The currency of the primary economic environment in which the operations of the Company are conducted is the United States Dollar (“dollar”). Accordingly, the Company and its subsidiaries use the dollar as their functional currency. All exchange gains and losses denominated in non-dollar currencies are presented on a net basis in operating expense in the consolidated statement of operations when they arise. Foreign currency gains for the periods ended March 31, 2010 and 2009 were immaterial.

REVENUE RECOGNITION

The Company recognized no revenue in the periods ended March 31, 2010 and 2009 since it is developing its unmanned aerial systems.

INVENTORIES

Inventories consist of work in progress related to the Company's consolidated joint venture Sanswire-TAO.

INCOME TAXES

Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) ASC 740, “Accounting for Income Taxes”.  ASC 740 specifies the use of an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

VALUATION HIERARCHY

FASB ASC 820, “Fair Value Measurements”, establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels that reflect the degree of subjectivity necessary to determine measurements, as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2010 (unaudited):

		Fair Value Measurements at March 31, 2010
	Total Carrying Value at March 31, 2010	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$12,945	$12,945	$—	$—
Derivative liabilities	731,447	—	—	731,447

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy. There were no changes in the valuation techniques during the three ended March 31, 2010.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during each period. The basic and diluted net loss is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. In periods where losses are reported, the weighted average number of common shares outstanding used in the diluted net loss per share calculation excludes common stock equivalents because their inclusion would be anti-dilutive. If all outstanding options, warrants and convertible shares were to be converted or exercised as of March 31, 2010, the shares outstanding would be 349,343,125.   As of May 7, 2010, we had 283,874,889 shares of our common stock outstanding. The Company is obligated under various existing agreements, options and warrants to issue additional shares of our common stock.

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

STOCK-BASED COMPENSATION

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees using ASC 718 effective January 1, 2006, and for all share-based payments granted based on the requirements of ASC 718. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with ASC 505: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and ASC 505 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation expense recognized under ASC 718 for the periods ended March 31, 2010 and 2009 were $341,750 and $84,500, respectively.

NOTE 2. DISCONTINUED OPERATIONS

The Company decided to close several of its operations relating to its telecom and wireless activities during 2007 and has presented certain activities as discontinued operations as of March 31, 2010.

The Company had the following assets and liabilities from its discontinued operations on its consolidated balance sheet as of March 31, 2010 (unaudited) and December 31, 2009:

MARCH 31, 2010 (Unaudited)	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
Total assets	$6,406	$—	$6,406

Accounts payable	140,116	1,216,208	1,356,324
Accrued liabilities	9,605	21,477	31,082
Total current liabilities	149,721	1,237,685	1,387,406

Net liabilities of discontinued operations	$143,315	$1,237,685	$1,381,000

DECEMBER 31, 2009	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
Total assets	$6,406	$—	$6,406

Accounts payable	140,116	1,216,208	1,356,324
Accrued liabilities	9,605	21,477	31,082
Total current liabilities	149,721	1,237,685	1,387,406

Net liabilities of discontinued operations	$143,315	$1,237,685	$1,381,000

NOTE 3. RESTATEMENT OF FINANCIAL STATEMENTS

On September 4, 2009, the Company concluded, with the concurrence of the Company’s Board of Directors, that an accounting error had been made in the Company’s historical March 31, 2009 consolidated financial statements in relation to the provisions of FASB ASC 815, "Accounting for Derivative Financial Instruments and Hedging Activities” and the recording of certain warrants and the beneficial conversion feature of the Company’s convertible notes payable.   In accordance with ASC 815, the fair value of certain of the Company’s options and warrants and the embedded conversion feature of the Company’s convertible notes payable, have been re-characterized as derivative liabilities effective January 1, 2007.  ASC 815 requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.  As a result, the Company’s unaudited condensed consolidated financial statements for the three ended March 31, 2009 have been restated.

The effects of the restatement on the Company’s condensed consolidated financial statements for the three months ended March 31, 2009 are shown below (note: see table of adjustment descriptions at end of this section):

	March 31, 2009 (Unaudited)
Account	(As Previously Reported)	(Adjustment)		(As Restated)
Current Assets
Cash	$103,585	$—		$103,585
Current assets from discontinued operations	6,406	—		6,406
Total current assets	109,991	—		109,991
Investment in joint venture	3,229,000	—		3,229,000
Total Assets	$3,338,991	$—		$3,338,991
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,824,753	$—		$3,824,753
Notes and notes payable, net of discount of $303,056 and $126,072	9,300,573	176,984	2	9,477,557
Accrued expenses and other liabilities	3,556,196	—		3,556,196
Derivative liabilities	677,825			677,825
Current liabilities from discontinued operations	1,387,407	—		1,387,407
Total current liabilities	18,746,754	176,984		18,923,738
Stockholders’ Deficit
Common stock	1,894	—		1,894
Additional paid-in capital	111,294,864	(1,129,166	) 1	110,165,698
Accumulated deficit	(126,704,521)	952,182	1,2	(125,752,339)
Total Stockholders’ Deficit	(15,407,763)	(176,984)		(15,584,747)
Total Liabilities and Stockholders’ Deficit	$3,338,991	$—		$3,338,991

	Three Months Ended March 31, 2009 (Unaudited)
Account	(As Previously Reported)	(Adjustment)		(As Restated)
Revenue	$—	$—		$—
Cost of revenues	—	—		—
Gross margin	—	—		—

Payroll and related taxes	(117,434)	—		(117,434)
Consulting fees	(93,159)	—		(93,159)
General and administrative expenses	(121,491)	—		(121,491)
Loss from operations	(332,084)	—		(332,084)

Interest expense	(391,688)	203,597	3	(188,091)
Change in fair value of warrants and conversion feature	70,419	—		70,419
Net other expense	(321,269)	203,597		(117,672)
Loss from continuing operations	(653,353)	203,597		(449,756)
Loss from discontinued operations	—	—		—
Net loss	$(653,353)	$203,597		$(449,756)
Net loss per share from continuing operations, basic and diluted	$(0.00)	0.00		(0.00)
Net loss per share from discontinuing operations, basic and diluted	$(0.00)	—		$(0.00)
Weighted average shares outstanding, basic and diluted	185,472,412			185,472,412

	Three Months Ended March 31, 2009 (Unaudited)
	(As Previously Reported)		(Adjustment)		(As Restated)
Cash flow from operating activities:
Net loss	$(653,353)		$203,597		$(449,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	240,007		(205,998	) 3	34,009
Stock based compensation	84,500		—		84,500
Fair value of vested options	—		—		—
Change in fair value of derivative liability	(70,419)		—		(70,419)
Extinguishment of derivative liability	—		—		—
Interest expense on convertible notes payable	139,912		2,401	3	142,313
Decrease in assets:
Decrease in assets relating to discontinued operations	—		—		—
Increase in liabilities:
Accounts payable	21,976		—		21,976
Accrued expenses and other liabilities	96,153		—		96,153
Increase in liabilities relating to discontinued operations	—		—		—
Net cash used in operating activities	(141,224	) )	—		(141,224)
Cash flows from investing activities:
Net cash used in investing activities	—		—		—
Cash flows from financing activities:
Proceeds from notes and loans payable	140,000		—		140,000
Proceeds from sale of common stock	100,000		—		100,000
Net cash provided by financing activities	240,000		—		240,000
Net increase in cash and cash equivalents	98,776		—		98,776
Cash and cash equivalents, beginning of period	4,809		—		4,809
Cash and cash equivalents, end of period	$103,585		$—		$103,585

Description of adjustments:

(1)
To record $952,182 decrease to accumulated deficit for prior period recognition of derivative liability, and $1,129,166 decrease to additional paid in capital for cumulative effect of correction of accounting for warrants and conversion feature of convertible notes as derivative liabilities.

(2)	To record $176,984 decrease in note discount for the three months ended March 31, 2009.
(3)	To record $203,597 decrease in interest expense for the three ended March 31, 2009.

NOTE 4. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	March 31, 2010	December 31, 2009
Payroll liabilities	$1,097,413	$1,007,079
Professional fees	118,946	118,946
Due to Joint Venture Partner	2,185,000	2,185,000
ACCRUED EXPENSES AND OTHER LIABILITIES	$3,401,359	$3,311,025

NOTE 5. NOTES PAYABLE

	March 31, 2010	December 31, 2009
Notes payable	$5,997,030	$5,997,030
Accrued interest	1,499,636	1,394,688
NOTES PAYABLE	$7,496,666	$7,391,718

NOTES PAYABLE

Notes payable are made up of two separate notes.

As of March 31, 2010, a balance of $4,997,130 remains through an unsecured promissory note with no formal terms of repayment on the first note.  The Company has accrued interest at a rate of 7% per annum, which totals $1,249,994 from inception to March 31, 2010.

As of March 31, 2010, a balance of $999,900 remains through an unsecured promissory note with no formal terms of repayment on the second note.  The Company has accrued interest at a rate of 7% per annum, which totals $249,642 from inception to March 31, 2010.

NOTE 6.  INVENTORIES

Inventories are related to the Company's consolidated joint venture Sanswire-TAO (see Note 6).  Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis.  Inventories consist of the following at:

	March 31, 2010 (unaudited)	December 31, 2009
Work in process	$1,545,490	$1,545,490
Total inventories	1,545,490	1,545,490

NOTE 7.  JOINT VENTURE AND INTANGIBLE ASSETS

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

On June 3, 2008, the Company accounted for the transaction as a purchase of assets and recognized a $3,229,000 Intangible Asset related to the intellectual property, including existing patents. The Company has made cash and stock payments of $1,044,000 through March 31, 2010 and the remaining balance of $2,185,000 due for the investment is included in accrued expenses as of March 31, 2010 and December 31, 2009.

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

NOTE 8.  DERIVATIVE LIABILITIES

Derivative instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income.

The fair value of derivative liabilities was determined using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2010	December 31, 2009
Warrants:
Risk-free interest rate	0.24 – 1.60%	0.14 – 1.45%
Expected volatility	29 - 169%	10 - 168%
Expected life (in years)	0.42 – 2.92	0.08 – 2.92
Expected dividend yield	—	—
Fair value:
Warrants	$731,447	$1,406,665

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

NOTE 9. CONTINGENCIES

In the ordinary conduct of our business, the Company is subject to periodic lawsuits, investigations and claims. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, the Company does not believe that any currently pending legal proceeding or proceedings to which we are a party or of which any of our property is subject will have a material adverse effect on our business, results of operations, cash flows or financial condition. As of March 31, 2010, the Company had the following material contingencies:

Securities and Exchange Commission

On September 28, 2006, the Company received a formal order of investigation from the Securities and Exchange Commission (“SEC”). The formal order only named the Company and was not specific to any particular allegations. Through the use of subpoenas, the SEC has requested documentation from certain officers and directors of the Company. In subsequent subpoenas, the SEC has asked for additional documents and information.

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

The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Commission subsequently consolidated this action with another pending action involving former officers of the Company. The Commission has also moved to amend its complaint against the Company to include additional allegations of wrongdoing beginning in 2002, but such amendment did not add any new defendants. The Company has been vigorously defending itself in this action.

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

NOTE 10. COMMON STOCK TRANSACTIONS

During the three month period ended March 31, 2010, the Company issued an aggregate of 11,834,303 shares of common stock for cash, debt, board compensation, and consulting agreements. Of the shares issued, 250,000 shares, or 2.1% were issued to insiders and affiliates as restricted securities under an exemption provide by Section 4(2) of the Securities Act of 1933 and/or Regulation D, Rule 506, promulgated under the Securities Act of 1933. The common stock issued was valued at prices ranging from $0.05 to $0.105 per share, based on the closing market prices on the date the board of directors authorized the issuances. Subsequent to March 31, 2010, the Company issued an aggregate of 9,000,000 shares of common stock primarily for employees converting past due salaries.

NOTE 11. STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

During the three months ended March 31, 2010, the Company issued 700,000 options to acquire common stock to its former CEO and Board member.  The Company recorded $28,596 of compensation expense related to these options to acquire common stock in the three months ended March 31, 2010, respectively.

The fair value of grants issued in the three ended March 31, 2010 were determined using the Black-Scholes option pricing model with the following assumptions: 1.02% average risk-free interest rate; 152% expected volatility; three year expected term, and 0% dividend yield.

Employee options vest according to the terms of the specific grant and expire from 2 to 3 years from date of grant. As of March 31, 2010, all options issued and outstanding have fully vested. Stock option activity as of March 31, 2010 was as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at December 31, 2009	38,042,499	$.298
Options Granted	700,000	.075
Options Exercised	—	—
Options Cancelled	(500,000)	.290
Outstanding at March 31, 2010	38,242,499	$.294

 The following table summarizes information about stock options outstanding as of March 31, 2010:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.045 to $0.36	38,242,499	$0.294	1.71	38,242,499	$0.294
	38,242,499			38,242,499

WARRANTS

The following table summarizes certain information about the Company’s stock purchase warrants.

	Warrants Class A	Warrants Class B	Weighted Average Exercise Price
Outstanding at December 31, 2009	18,933,804	15,651,411	$0.258
Warrants Granted	882,867	882,867	0.252
Warrants Expired	(62,606)	(62,606)	(0.252)
Outstanding at March 31, 2010	19,754,065	16,471,672	$0.259

The aggregate intrinsic value of 38,242,499 options and 19,754,065 Class A and 16,471,672 Class B warrants outstanding and exercisable as of March 31, 2010 was $15,058,551. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company’s common shares for the options that were in-the-money as of March 31, 2010. At March 31, 2010, all warrant shares were vested. Therefore there is no unamortized cost to be recognized in future periods.

NOTE 12. PREFERRED STOCK

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

As of March 31, 2010, the Company has 100,000 shares of Series E Preferred Stock outstanding.

NOTE 13. INCOME TAXES

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

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date.  The following are material subsequent events:

GTC Agreement

On April 20, 2010, the Company and Global Telesat Corp. (“GTC”) entered into an agreement whereby GTC purchased a 50% interest in the Company’s SkySat Mid Altitude, Lighter than Air (LTA), Unmanned Aerial Vehicle (UAV) platform.  The Company is required to utilize the Purchase Price to complete the requisite development work so that the Airship may be tested and demonstrated to potential customers.

The Company has agreed immediately to deliver the current Airship to a destination and facility designated by GTC.  Within three days of delivery of the Airship, GTC is required to pay 1/5th of the purchase price with additional payments of an equal amount each at 30-day intervals. The Company received a deposit of $50,000 on March 25, 2010 which was recorded as a customer deposit as of March 31, 2010. The Company has granted to GTC, upon the payment in full of the Purchase Price, a first lien and security interest in the Airship and all remedies of a secured creditor under the Uniform Commercial Code.

The Company granted GTC the option to acquire the remaining 50% of the Airship for an amount equal to 3 times the amount paid for the initial 50% interest (the “Option Price”).  Upon exercising such option, GTC will be required to pay 1/3 of the option price within ten business days and two additional payments 1/3 each at 30-day intervals.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. See our annual report on Form 10-K for the year ended December 31, 2009.

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

On September 22, 2008, we effected a name change to Sanswire Corp. in recognition of the entity that contained our sole business focus. Thus, moving forward from September 22, 2008, the Company is Sanswire Corp., whose primary business is the design, construction and marketing of a variety of aerial vehicles through a joint venture with TAO Technologies, Stuttgart, Germany, named Sanswire-TAO Corp.

The High Altitude class of prospective airships are generally referred to as HAAs (High Altitude Airships) but have also been called HAPs (High Altitude Platform) and HALEs (High Altitude Long Endurance). They have been designed to be able to keep a station in one location in the Stratosphere, at approximately 65,000 ft for durations of 30 days or more.

RESULTS OF OPERATIONS

The following discussion and analysis summarizes the results of operations of the Company for the three month period ended March 31, 2010 and 2009.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2010 AND 2009

REVENUES. The Company had no revenue in either of the three months ended March 31, 2010 or 2009.

OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for the three month period ended March 31, 2010 were $1,160,410 compared to the three month period ended March 31, 2009 which had operating expenses of $332,084 an increase of $828,326 or 249.4%. The increase was primarily due to a $340,097 increase in consulting fees, $324,546 for noncash compensation for previous board members and $242,175 for amortization of intangible assets.

During each of the three month periods ended March 31, 2010 and 2009, Sanswire and its subsidiaries incurred payroll tax liabilities during the normal course of business at each payroll cycle. During 2008 the Company has reported its payroll tax liabilities on a timely basis, however the Company failed to deposit the appropriate withholding amounts. The Company has recognized this issue and accordingly, contacted the IRS  to make arrangement to pay any taxes due, which is currently estimated to be at least $200,000 including liabilities associated with the Company’s subsidiaries that are classified in discontinued operations. The Company may be subject to penalties and interest from the IRS.

LOSS FROM OPERATIONS. We had an operating loss of $1,160,410 for the three month period ended March 31, 2010 as compared to an operating loss of $332,084 for the three month period ended March 31, 2009, primarily due to increased operating expenses as described above.

OTHER INCOME (EXPENSE). We had net other income totaling $431,320 during the three month period ended March 31, 2010 compared to net other expense of $117,672 during the three month period ended March 31, 2009. This variance was due primarily to the non cash charges related to the change in the fair value of derivatives.

Interest expense for the three month period ended March 31, 2010 was $243,898 compared to $188,091 for the three month period ended March 31, 2009. Interest expense increase was primarily due to an increase in non cash charges related to the beneficial conversion feature of the Company’s common stock used for the settlement of debt.

LOSS FROM DISCONTINUED OPERATIONS. During the three month periods ended March 31, 2010 and 2009, we had no activity related to our discontinued operations. See note 2 in the financial statements for more information regarding the discontinued operations.

NET LOSS. We had a net loss of $729,090 in the three month period ended March 31, 2010 compared to $449,756 in the three month period ended March 31, 2009. The increase in net loss is primarily attributable to the increase in the operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

ASSETS. At March 31, 2010, the Company had total assets of $3,513,391 compared to total assets of $3,742,632 as of December 31, 2009.

Current assets at March 31, 2010, were $1,564,841 compared to $1,551,908 at December 31, 2009 which were comprised of $12,945 in cash and cash equivalents and $1,545,490 in work in process/inventory.

The Company had $1,937,400 in intangible assets as of March 31, 2010 compared to $2,179,574 as of December 31, 2009.

LIABILITIES. At March 31, 2010, the Company had total liabilities of $17,354,010 compared to total liabilities of $17,716,981 as of December 31, 2009. The decrease of $362,971 was principally due to $675,218 in changes associated with the derivative liabilities (see note 7 of the financial statements.)

CASH FLOWS. Our cash used in operating activities in the three months ended March 31, 2010 was $154,104 compared to $141,224 for the comparative prior year period. The increase was primarily due to the increased level of operations and operating activities and changes in our current assets and liabilities.

Net cash provided by financing activities during the three months ended March 31, 2010 was $167,037 principally from the proceeds of the sale of common stock, as compared to $240,000 for the three months ended March 31, 2009.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $729,090 and used cash in operating activities of $154,104 for the three months ended March 31, 2010, and had a working capital deficit of $15,789,169 and a stockholders’ deficit of $13,840,619 at March 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates that net losses will continue for the balance of 2010.

Additional cash will still be needed to support operations. There is no guarantee that we will be able to continue to raise capital from existing funding sources, which will be sufficient to sustain operations at its current level through December 31, 2010. Further, if budgeted sales levels are not achieved, if significant unanticipated expenditures occur, or if it is unable to obtain the necessary funding, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern. As of the date of this report the Company has continued to raise capital to sustain its current operations.  The Company will need to periodically seek new capital investment to provide cash for operations until such time that operations provide sufficient cash flow to cover expenditures.

Subsequent to March 31, 2010, the Company has raised no money from investors; additionally there is not adequate funding to cover the Company’s working capital deficit or the operating loss for the three month period ended March 31, 2010 of approximately $729,090.

As reflected in the accompanying financial statements, during the three month period ended March 31, 2010 we had a net loss of $729,090 compared to a net loss of $449,756 during the three month period ended March 31, 2009. Consequently, there is an accumulated deficit of $135,446,179 at March 31, 2010 compared to $134,717,089 at December 31, 2009.

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

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that are yet effective that we believe will have a material effect on our financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision of Thomas Seifert, the Company’s Principal Executive Officer and/or Chief Financial Officer (the “Reviewing Officers”), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2010. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Reviewing Officers concluded that as of March 31, 2010, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

e.	Upon adequate funding, hiring additional staff leading to the segregation of duties to enable a better control environment

Our remediation efforts in light of the improper accounting of our derivative liabilities included restating our financial statements for March 31, 2009.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the Quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary conduct of our business, the Company is subject to periodic lawsuits, investigations and claims. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, the Company does not believe that any currently pending legal proceeding or proceedings to which we are a party or of which any of our property is subject will have a material adverse effect on our business, results of operations, cash flows or financial condition. As of March 31, 2010, the Company had the following material contingencies:

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

On May 2, 2008, the SEC filed a lawsuit in the United States District Court for the Southern District of Florida against the Company and three former officers of the Company, Timothy J. Huff, Thomas Y. Jimenez and Lawrence E. Lynch. The SEC alleges, among other things, that the Company recorded $119 million in revenue on the basis of fraudulent invoices created by Joseph Monterosso and Luis Vargas, two individuals formerly employed by the Company who were in charge of its wholesale telecommunications business.

The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Commission subsequently consolidated this action with another pending action involving former officers of the Company. The Commission has also moved to amend its complaint against the Company to include additional allegations of wrongdoing beginning in 2002, which such amendment does not add any new defendants. The Company has been vigorously defending itself in this action.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2010, the Company issued an aggregate of 11,834,303 shares of common stock for cash, debt, board compensation, and consulting agreements. Of the shares issued, 250,000 shares, or 2.1% were issued to insiders and affiliates as restricted securities. The common stock issued was valued at prices ranging from $0.05 to $0.105 per share, based on the closing market prices on the date the board of directors authorized the issuances. Subsequent to March 31, 2010, the Company issued an aggregate of 9,000,000 shares of common stock primarily for employees converting past due salaries.

During the three months ended March 31, 2010, the Company issued 700,000 options to acquire common stock to its former CEO and Board member.

The above securities were offered and issued in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act.  The shareholders are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  REMOVED AND RESERVED

Not applicable.

Item 5.  Other Information

  None.

Item 6.  Exhibits

Exhibit 31.1	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Mutual Release and Separation Agreement, by and between Sanswire Corp. and David A. Christian (1)
10.2	Mutual Release and Separation Agreement, by and between Sanswire Corp. and William J. Hotz (1)
10.3	Purchase Agreement, dated April 20, 2010, by and between Sanswire Corp. and Global Telesat Corp. (2)

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 12, 2010.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 27, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2010

SANSWIRE CORP.

By: /s/ Thomas Seifert
Name: Thomas Seifert, Title: Principal Executive Officer, Chief Financial Officer and Director