Form 10-K/A
period 2009-12-31
Sanswire Corp.
filed 2010-06-28
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☒     No ☐

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

As of June 4, 2010, there were 283,874,889 shares of the issuer's common stock issued and outstanding. Affiliates of the issuer own 9,019,968 shares of the issuer's issued and outstanding common stock and the remaining 274,854,921 shares are held by non-affiliates. The aggregate market value of the shares held by non-affiliates at June 4, 2010 was $16,491,295.

DOCUMENTS INCORPORATED BY REFERENCE:

There are documents incorporated by reference in this Annual Report on Form 10-K, which are identified in Part III, Item 13.

(*) Affiliates for the purposes of this Annual Report refer to the officers, directors of the issuer and subsidiaries and/or persons or firms owning 10% or more of issuer’s common stock, both of record and beneficially.

THIS AMENDMENT IS BEING FILED TO AMEND THE FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2009, FOR THE SOLE PURPOSE OF AMENDING “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE” TO DISCLOSE CERTAIN DEFICIENCIES IN THE FILING OF APPROPRIATE REPORTS BY CERTAIN OFFICERS AND DIRECTORS UNDER SECTION 16 UNDER THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

As of June 24, 2010, the officers and directors of the Corporation are:

Name	Age	Position with Company
Thomas Seifert	39	Chief Financial Officer and Director (1)
Maj. Gen. Wayne P. Jackson (USA-Ret.)	81	Director
Michael K. Clark	53	Chairman of the Board of Directors (2)
Glenn Estrella	47	Chief Executive Officer and Chief Financial Officer (3)

(1)	Mr. Seifert resigned as Chief Financial Officer of the Company on June 22, 2010.
(2)	Mr. Clark was appointed as the Chairman of the Board of Directors on June 22, 2010
(3)	Mr. Estrella was appointed as the Chief Executive Officer and Chief Financial Officer of the Company on June 22, 2010

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

General Jackson earned a B.A. and M.A. in Psychology at the University of Tulsa, and performed other post-graduate work at the Illinois Institute of Technology and at the University of Southern California. His military education includes the basic and advanced Officers Course at the Signal and Military Intelligence schools, advanced courses at the Civil Affairs and Infantry schools, as well as a graduate of the US Army Command and General Staff College and the US Army War College.

Michael K. Clark

Mr. Clark served as President of the Institutional Products Group at Fidelity Investments from 2007 to 2009.  Prior to 2007, from 1994 to 2007 Mr. Clark held a series of positions at JPMorgan Chase Bank including Global Head of Sales and Product, Trust and Clearing Services; Chief Executive Officer, Trust and Clearing Services; and Chief Executive Officer, Worldwide Securities Services. Prior to JPMorgan Chase, Mr. Clark was Head of Broker Dealer Clearance at Bankers Trust from 1981 to 1994 Mr. Clark holds a BS from SUNY Maritime College and an Executive MBA from New York University.

Glenn Estrella

From 2008 to 2009 Mr. Estrella served as Chief Administrative Officer and Senior Vice President at Fidelity Investments, where among other accomplishments he realigned and restructured the Fidelity Family Office Business Group. From 1983 to 2008 Mr. Estrella earlier held a variety of positions at JP Morgan, including Senior Vice President and Head of JP Morgan Chase’s Latin America and Australia Trust Company; as Chairman and Chief Executive Officer of JP Morgan Systems and Services Technology; and as Global Head of Client Services and Managing Director of JPMorgan Clearance and Agency Company. Prior to this, Mr. Estrella filled several roles at Chase Manhattan Bank. He is an alumnus of Harvard University and additionally holds degrees from Ocean County College and Pace University.

(B) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more that ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company’s securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. Based solely upon our review, we believe during the year ended December 31, 2009, Mr. Seifert, General Jackson, Mr. Leinwand, Mr. Christian and Mr. Holtz failed to file on a timely basis under Section 16 of the Exchange Act. Specifically, each of the aforementioned failed to filethe following responses:

•
Mr. Seifert failed to timely file one Form 4 disclosing three transactions including the acquisition of a stock option to acquire 2,000,000 shares of common stock on December 30, 2009, the acquisition of 1,000,000 shares of common stock on December 30, 2009 and the sale of 60,000 shares of common stock on December 31, 2009.  Mr. Seifert filed a Form 4 on April 2, 2010 disclosing the above transactions.

•
General Jackson failed to timely file one Form 3 disclosing one transaction and one Form 4 disclosing two transactions including the acquisition of 250,000 shares of common stock on May 1, 2009, the acquisition of 500,000 shares of common stock on December 30, 2009 and the acquisition of stock options to acquire 250,000 shares of common stock on December 30, 2009.  General Jackson filed a Form 5 on May 18, 2010 disclosing the above transactions.

•
Mr Leinwand failed to timely file one Form 3 disclosing two transactions and two Form 4’s disclosing three transactions including the acquisition of 50,978 Series E Preferred Shares on May 5, 2009, the acquisition of stock options to acquire 5,555,555 shares of common stock on May 6, 2009, the acquisition of 8,000,000 shares of common stock on May 29, 2009, the acquisition of 1,000,000 shares of common stock on December 29, 2009 and the acquisition of a stock option to acquire 2,000,000 shares of common stock on December 30, 2009.  Mr. Leinwand filed a Form 5/A on May 25, 2010 disclosing the above transactions.

Mssrs Christian and Hotz have resigned as directors and/or executive officers of the Company.  The Company has advised Messrs Christian and Hotz of their obligation to file the required reports under Section 16 of the 1934 Act.  As of the date hereof, the Company has not received a response regarding this matter from either Mr. Christian or Mr. Hotz.  Mr. Christian failed to file one Form 3 disclosing the acquisition of 250,000 shares of common stock.  Mr. Hotz failed to file one Form 3 disclosing the acquisition of 50,000 shares of common stock.

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

SANSWIRE CORP.

By:	/s/ Glenn Estrella
Name: Glenn Estrella,
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Dated June 28, 2010

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Thomas Seifert	Director	June 28, 2010
Thomas Seifert

/s/ Maj. Gen. Wayne P. Jackson (USA-Ret.)	Director	June 28, 2010
Maj. Gen. Wayne P. Jackson (USA-Ret.)

/s/ Michael K. Clark	Chairman of the Board of Directors	June 28, 2010
Michael K. Clark

/s/ Glenn Estrella	Chief Executive Officer and Chief	June 28, 2010
Glenn Estrella	Financial Officer (Principal Executive, Financial and Accounting Officer)