Form 10-Q
period 2010-06-30
Sanswire Corp.
filed 2010-08-13
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 12, 2010, there were 306,661,084 shares of the issuer's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SANSWIRE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2010	DECEMBER 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$238,293	$12
Restricted cash	25,000	—
Accounts receivable – related party	100,000	—
Inventories	1,545,490	1,545,490
Current assets from discontinued operations	6,406	6,406
TOTAL CURRENT ASSETS	1,915,189	1,551,908
Deposits	11,150	11,150
Intangible assets, net of accumulated amortization of $1,533,775	1,695,225	2,179,574
TOTAL NONCURRENT ASSETS	1,706,375	2,190,724
TOTAL ASSETS	$3,621,564	$3,742,632

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES
Accounts payable (including $352,588 and $396,625 due to joint venture partner at June 30, 2010 and December 31, 2009)	$4,578,558	$4,220,167
Notes payable	7,630,613	7,391,718
Accrued expenses and other liabilities (including $2,185,000 due to joint venture partner at June 30, 2010 and December 31, 2009)	3,393,012	3,311,025
Derivative liabilities	2,553,948	1,406,665
Current liabilities from discontinued operations	1,387,406	1,387,406
TOTAL CURRENT LIABILITIES	19,543,537	17,716,981
TOTAL LIABILITIES	19,543,537	17,716,981

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $.00001 par value, 500,000,000 shares authorized;
302,926,418 and 263,040,586 shares issued and outstanding	3,030	2,631
Additional paid-in capital	122,974,179	120,114,115
Series E Preferred stock, $.001 par value, 100,000 shares authorized;
100,000 shares issued and outstanding:	100	100
Additional paid-in capital - Series E Preferred stock	625,894	625,894
Accumulated deficit	(139,525,176)	(134,717,089)
TOTAL STOCKHOLDERS' DEFICIT	(15,921,973)	(13,974,349)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,621,564	$3,742,632

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP.  AND SUBSIDIARIES
CONDENSED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009

REVENUES – related party	$250,000	$—	$250,000	$—
COST OF REVENUES	—	—	—	—
GROSS MARGIN	250,000	—	250,000	—
EXPENSES
Payroll and related taxes	150,654	142,902	247,947	260,336
Consulting fees	646,080	661,470	1,079,336	754,629
Officers' and directors' stock based compensation	1,143,000	2,900,530	1,467,546	2,900,530
Amortization	242,175	565,075	484,350	565,075
Research and development	150,000	—	150,000	—
General and administrative	85,928	124,141	149,068	245,632
TOTAL EXPENSES	2,417,837	4,394,118	3,578,247	4,726,202
LOSS FROM OPERATIONS	(2,167,837)	(4,394,118)	(3,328,247)	(4,726,202)
OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	16,788	—	16,788	—
Change in fair value of derivative liabilities	(1,822,501)	(2,206,573)	(1,147,283)	(2,136,154)
Interest expense, net	(105,447)	(698,705)	(349,345)	(886,798)
NET OTHER INCOME (EXPENSE)	(1,911,160)	(2,905,278)	(1,479,840)	(3,022,952)
LOSS FROM CONTINUING OPERATIONS	(4,078,997)	(7,299,396)	(4,808,087)	(7,749,154)
NET LOSS	$(4,078,997)	$(7,299,396)	$(4,808,087)	$(7,749,154)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC and DILUTED	285,677,475	205,852,582	275,358,110	195,688,165

LOSS PER SHARE FROM CONTINUING OPERATIONS
BASIC and DILUTED	$(0.01)	$(0.04)	$(0.02)	$(0.04)
NET LOSS PER SHARE
BASIC and DILUTED	$(0.01)	$(0.04)	$(0.02)	$(0.04)

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2010
 (Unaudited)

	COMMON STOCK
			ADDITIONAL
			PAID-IN
Description	SHARES	AMOUNT	CAPITAL
BALANCE, DECEMBER 31, 2009	263,040,586	$2,631	$120,114,115
Shares issued for cash	6,443,827	64	486,973
Shares issued for settlement of debt	9,800,000	98	556,139
Shares issued for services	23,642,005	237	1,804,156
Cost of raising capital	—	—	(15,800)
Fair value of vested options issued for officers’ and directors’ compensation	—	—	28,596
Net loss	—	—	—
BALANCE, JUNE 30, 2010	302,926,418	$3,030	$122,974,179

(continued)

See accompanying notes to consolidated financial statements

SANSWIRE CORP.  AND SUBSIDIARIES (continued)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2010
 (Unaudited)

	SERIES E PREFERRED STOCK
			ADDITIONAL		TOTAL
			PAID-IN	ACCUMULATED	STOCKHOLDERS'
Description	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
BALANCE, DECEMBER 31, 2009	100,000	$100	$625,894	$(134,717,089)	$(13,974,349)
Shares issued for cash	—	—	—	—	487,037
Shares issued for settlement of debt	—	—	—	—	556,237
Shares issued for services	—	—	—	—	1,804,393
Cost of raising capital	—	—	—	—	(15,800)
Fair value of vested options issued for officers’ and directors’ compensation	—	—	—	—	28,596
Net loss	—	—	—	(4,808,087)	(4,808,087)
BALANCE, JUNE 30, 2010	100,000	$100	$625,894	$(139,525,176)	$(15,921,973)

See accompanying notes to consolidated financial statements

SANSWIRE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,808,087)	$(7,749,154)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	—	66,776
Amortization of intangible asset	484,350	565,075
Stock based compensation	1,804,393	1,950,725
Cost of raising capital	(15,800)	—
Fair value of vested options	28,596	1,707,780
Interest expense on convertible notes payable	213,895	280,087
Change in fair value of derivative liabilities	1,147,283	2,136,154
Fair value of modification of warrants	—	443,305
Increase in assets and liabilities:
Accounts receivable	(100,000)	—
Inventories	—	(1,110,700)
Accounts payable	760,626	602,023
Accrued expenses and other liabilities	235,988	83,602
NET CASH USED IN OPERATING ACTIVITIES	(248,756)	(1,024,327)
CASH FLOWS FROM INVESTING ACTIVITIES
Deposits	—	(5,400)
NET CASH USED IN INVESTING ACTIVITIES	—	(5,400)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	—	(25,411)
Proceeds from notes and loans payable	—	140,000
Proceeds from sale of common stock	487,037	1,019,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	487,037	1,133,589
NET INCREASE IN CASH AND EQUIVALENTS	238,281	103,862
CASH AND EQUIVALENTS – BEGINNING OF PERIOD	12	4,809
CASH AND EQUIVALENTS – END OF PERIOD	$238,293	$108,671

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$—	$2,903
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for accounts payable	402,237	13,031
Shares issued for accrued expenses	154,000	43,750
Convertible note payable for restricted cash	25,000	—
Conversion of notes payable to common stock	—	484,774
Non-cash equity-warrant valuation and intrinsic value of beneficial conversion associated with convertible notes	—	28,060
Preferred stock for accrued expenses	—	440,607
Preferred stock for accounts payable	—	185,387

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

Sanswire’s main products are airships, which provide a platform to transmit wireless capabilities from air to ground.  The High Altitude class of prospective airships are generally referred to as HAAs (High Altitude Airships) but have also been called HAPs (High Altitude Platform) and HALEs (High Altitude Long Endurance). They have been designed to be able to keep a station in one location in the Stratosphere, at approximately 65,000 feet for durations of 30 days or more.  The Company is focused on the further development of the SKYSat and development and construction of the STS-111 Lighter than air (LTA) Mid Altitude Long Endurance (MALE) Unmanned Aerial Vehicle (UAV) platform for providing surveillance and reconnaissance capabilities.

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

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $4,808,087 and used cash in operating activities of $248,756 for the six months ended June 30, 2010, and had a working capital deficit of $17,628,348 and a stockholders’ deficit of $15,921,973 at June 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates that a net loss will continue for the balance of 2010.

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

On May 2, 2008, the Securities and Exchange Commission (“SEC”) filed a lawsuit in the United States District Court for the Southern District of Florida against GlobeTel Communications Corp. (the “Company”) and three former officers of the Company, Timothy J. Huff, Thomas Y. Jimenez and Lawrence E. Lynch. The SEC alleges, among other things, that the Company recorded $119 million in revenue on the basis of fraudulent invoices created by Joseph Monterosso and Luis Vargas, two individuals formerly employed by the Company who were in charge of its wholesale telecommunications business.  The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Company intends to vigorously defend itself in this action. The SEC Staff is also considering recommending that the SEC authorize and institute proceedings to revoke the registration of Company’s securities pursuant to Section 12(j) of the Exchange Act (also see note 9).

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

REVENUE RECOGNITION

The Company sells Lighter Than Air (LTA) Unmanned Aerial Vehicles. The Company recognizes revenue for such sales when delivery has and the following criteria have been met: delivery has occurred, the price is fixed and determinable, collection is probable, and persuasive evidence of an arrangement exists.   The Company recognized $250,000 in revenue for the period ended June 30, 2010 and no revenue for the period ended June 30, 2009.

ACCOUNTS RECEIVABLE

Trade and other accounts receivable are reported at face value, less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers and in connection with the sale of a 50% interest in a SkySAT.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2010 (unaudited):

	Total Carrying Value at	Fair Value Measurements at June 30, 2010
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$238,293	$238,293	$—	$—
Restricted cash	25,000	25,000
Derivative liabilities	2,553,948	—	—	2,553,948

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy. There were no changes in the valuation techniques during the three ended June 30, 2010.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during each period. The basic and diluted net loss is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. In periods where losses are reported, the weighted average number of common shares outstanding used in the diluted net loss per share calculation excludes common stock equivalents because their inclusion would be anti-dilutive. If all outstanding options, warrants and convertible shares were to be converted or exercised as of June 30, 2010, the shares outstanding would be 377,009,350.   As of August 12, 2010, we had 306,661,084 shares of our common stock outstanding. The Company is obligated under various existing agreements, options and warrants to issue additional shares of our common stock.

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

STOCK-BASED COMPENSATION

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees using ASC 718 effective January 1, 2006, and for all share-based payments granted based on the requirements of ASC 718. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with ASC 505: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and ASC 505 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation expense recognized under ASC 718 for the periods ended June 30, 2010 and 2009 were $1,804,393 and $1,950,725, respectively.

NOTE 2. DISCONTINUED OPERATIONS

The Company decided to close several of its operations relating to its telecom and wireless activities during 2007 and has presented certain activities as discontinued operations as of June 30, 2010.

The Company has the following assets and liabilities from its discontinued operations on its consolidated balance sheet as of June 30, 2010 (unaudited) and December 31, 2009:

JUNE 30, 2010 (Unaudited)	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
Total assets	$6,406	$—	$6,406

Accounts payable	140,116	1,216,208	1,356,324
Accrued liabilities	9,605	21,477	31,082
Total current liabilities	149,721	1,237,685	1,387,406

Net liabilities of discontinued operations	$143,315	$1,237,685	$1,381,000

DECEMBER 31, 2009	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
Total assets	$6,406	$—	$6,406

Accounts payable	140,116	1,216,208	1,356,324
Accrued liabilities	9,605	21,477	31,082
Total current liabilities	149,721	1,237,685	1,387,406

Net liabilities of discontinued operations	$143,315	$1,237,685	$1,381,000

NOTE 3. SKYSAT SALE

On April 20, 2010, the Company and Global Telesat Corp. (“GTC”), a 4.6% shareholder of the Company, entered into an agreement whereby GTC purchased a 50% interest in the Company’s SkySat Mid Altitude, Lighter than Air (LTA), Unmanned Aerial Vehicle (UAV) platform.  The Company is required to utilize the Purchase Price to complete the requisite development work so that the Airship may be tested and demonstrated to potential customers.

The Company has agreed immediately to deliver the current Airship to a destination and facility designated by GTC.  Within three days of delivery of the Airship, GTC was required to pay 1/5th of the purchase price with additional payments of an equal amount each at 30-day intervals. The Company received a deposit of $50,000 on March 25, 2010 which was applied as a payment as of June 30, 2010. As of June 30, 2010 the Company has booked the transaction as revenue of $250,000 and to date has received $150,000.   The remaining balance of $100,000 is carried as accounts receivable.

The Company has granted to GTC, upon the payment in full of the Purchase Price, a first lien and security interest in the Airship and all remedies of a secured creditor under the Uniform Commercial Code. The Company also granted GTC the option to acquire the remaining 50% of the Airship for an amount equal to 3 times the amount paid for the initial 50% interest.  Upon exercising such option, GTC will be required to pay 1/3 of the option price within ten business days and two additional payments 1/3 each at 30-day intervals.  The option expires December 31, 2010.

NOTE 4. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	June 30, 2010	December 31, 2009
Payroll liabilities	$1,089,066	$1,007,079
Professional fees	118,946	118,946
Due to Joint Venture Partner	2,185,000	2,185,000
ACCRUED EXPENSES AND OTHER LIABILITIES	$3,393,012	$3,311,025

NOTE 5. NOTES PAYABLE

Obligations at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
Notes payable	$5,997,030	$5,997,030
Convertible notes payable	28,500	—
Accrued interest	1,605,083	1,394,688
NOTES PAYABLE	$7,630,613	$7,391,718

NOTES PAYABLE

Notes payable are made up of two separate notes.

As of June 30, 2010, a balance of $4,997,130 remains payable to an unrelated third party on an unsecured promissory note with no formal terms of repayment on the first note.  The Company has accrued interest at a rate of 7% per annum, which totals $1,337,444 from inception to June 30, 2010.

As of June 30, 2010, a balance of $999,900 remains payable to a different unrelated third party on an unsecured promissory note with no formal terms of repayment on the second note.  The Company has accrued interest at a rate of 7% per annum, which totals $267,141 from inception to June 30, 2010.

CONVERTIBLE PROMISSORY NOTE

On April 1, 2010 the Company entered into a subscription agreement with an accredited investor. The Company sold $28,500 of the Company’s 7% Convertible Debentures, which are convertible into shares of the Company’s common stock at $.075 per share pursuant to the following terms. The funds were lent for the purpose of settling amounts due to the Internal Revenue Service.  If the Company is unable to settle the debt in full, then the funds shall be returned to investor.   The proceeds related to this investment are being held in escrow and are classified on the Company’s condensed consolidated balance sheet as Restricted cash.

NOTE 6.  INVENTORIES

Inventories are related to the Company's consolidated joint venture Sanswire-TAO (see Note 7).  Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis.  Inventories consist of the following at:

	June 30, 2010 (unaudited)	December 31, 2009
Work in process	$1,545,490	$1,545,490
Total inventories	1,545,490	1,545,490

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

On June 3, 2008, the Company accounted for the transaction as a purchase of assets and recognized a $3,229,000 Intangible Asset related to the intellectual property, including existing patents. The Company has made cash and stock payments of $1,044,000 through June 30, 2010 and the remaining balance of $2,185,000 due for the investment is included in accrued expenses as of June 30, 2010 and December 31, 2009 (See Note 4).

The Company determined that the intangible assets have a definite life equal to the remaining life of the patent, which was through March 3, 2012, and accordingly, is subject to amortization using that life or 40 months, which is $80,725 per month. During the normal process of testing for an intangible impairment, the Company updated its ASC 360 analysis as of the end of December 2009 and determined there were no cash flows associated with the Company’s intangible assets.  The Company has determined that the appropriate method of determining if any impairment has occurred was to assess the stated value for the intangible assets, as described above.

NOTE 8.  DERIVATIVE LIABILITIES

Derivative instruments are carrieded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income.

The fair value of derivative liabilities was determined using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2010	December 31, 2009
Warrants:
Risk-free interest rate	0.18 – 1.00%	0.14 – 1.45%
Expected volatility	10 - 184%	10 - 168%
Expected life (in years)	0.42 – 3.00	0.08 – 2.92
Expected dividend yield	—	—
Fair value:
Warrants	$2,553,948	$1,406,665

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

NOTE 9. CONTINGENCIES

In the ordinary conduct of our business, the Company is subject to periodic lawsuits, investigations and claims. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, the Company does not believe that any currently pending legal proceeding or proceedings to which we are a party or of which any of our property is subject will have a material adverse effect on our business, results of operations, cash flows or financial condition. As of June 30, 2010, the Company had the following material contingencies:

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

On October 5, 2007, the Company received a "Wells Notice" from the SEC in connection with the SEC’s ongoing investigation of the Company. The Wells Notice provides notification that the staff of the SEC intends to recommend to the Commission that it bring a civil action against the Company for possible violations of the securities laws including violations of Sections 5 and 17(a) of the Securities Act of 1933; Sections 10(b), 13(a), and 13(b)(2)(A) & (B) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rules 10b-5, 12b-20, 13a-1, 13a-11, and 13a-13 thereunder; and seeking as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The SEC Staff is also considering recommending that the SEC authorize and institute proceedings to revoke the registration of Company’s securities pursuant to Section 12(j) of the Exchange Act.

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

Former Consultants

The Company is a defendant in two lawsuits filed by Matthew Milo and Joseph Quattrocchi, two former consultants, filed in the Supreme Court of the State of New York (Richmond County, Case no. 12119/00 and 12118/00). These matters were subsequently consolidated as a result of an Order of the court and now bear the singular index number 12118/00. The original lawsuits were for breach of contract. An Answer and Counterclaim had been interposed on both of these actions.

This case went before a Judicial Hearing Officer on July 6 and 7, 2006. No resolution occurred during the July hearing and the Judicial Hearing Officer has asked for written statements of facts and law. This case has been disposed of by the Supreme Court of the State of New York.  The case was disposed of on September 12, 2007.

Tsunami Communications v. GlobeTel

On March 3, 2006, Civil Action File No. 06-A-02368-5 was filed in Superior Court for Gwinnett County Georgia.  A purported shareholder of a company from whom GlobeTel purchased assets is seeking to receive shares of our common stock that they believe that they are entitled to as their pro-rata share of shares paid for the asset. We have asserted affirmative defenses and the trial of this matter was held in November 2009. We are waiting for a ruling from the Court.

NOTE 10. COMMON STOCK TRANSACTIONS

During the six month period ended June 30, 2010, the Company issued an aggregate of 39,885,832 shares of common stock for cash, debt, board compensation, and consulting agreements. Of the shares issued, 6,443,827 shares were issued for cash and 19,500,000 shares, or 48.9% were issued to insiders and affiliates as restricted securities under an exemption provide by Section 4(2) of the Securities Act of 1933 and/or Regulation D, Rule 506, promulgated under the Securities Act of 1933. The common stock issued was valued at prices ranging from $0.044 to $0.105 per share, based on the closing market prices on the date the board of directors authorized the issuances. Subsequent to June 30, 2010, the Company issued an aggregate of 3,734,666 shares of common stock primarily for cash.

NOTE 11. STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

During the six months ended June 30, 2010, the Company issued 700,000 options to acquire common stock to its former CEO and Board member.  The Company recorded $28,596 of compensation expense related to these options to acquire common stock in the six months ended June 30, 2010, respectively.

The fair value of the options granted during the six months ended June 30, 2010 were determined using the Black-Scholes option pricing model with the following assumptions: 1.02% average risk-free interest rate; 152% expected volatility; three year expected term, and 0% dividend yield.

Employee options vest according to the terms of the specific grant and expire from 2 to 3 years from date of grant. As of June 30, 2010, all options issued and outstanding have fully vested. Stock option activity as of June 30, 2010 was as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at December 31, 2009	38,042,499	$.298
Options Granted	700,000	.075
Options Exercised	—	—
Options Expired	(5,536,945)	(.213)
Outstanding at June 30, 2010	33,205,554	$.081

 The following table summarizes information with respect to stock options outstanding as of June 30, 2010:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$ 0.045 to $0.36	33,205,554	$0.081	1.70	33,205,554	$0.081
	33,205,554			33,205,554

WARRANTS

The following table summarizes the activity with respect to Outstanding stock purchase warrants for the six months ended June 30, 2010:

	Warrants Class A	Warrants Class B	Weighted Average Exercise Price
Outstanding at December 31, 2009	18,933,804	15,651,411	$0.258
Warrants Granted	3,338,951	3,078,424	0.252
Warrants Expired	(62,606)	(62,606)	(0.252)
Outstanding at June 30, 2010	22,210,149	18,667,229	$0.257

The aggregate intrinsic value of 33,205,554 options and 22,210,149 Class A and 18,667,229 Class B warrants outstanding and exercisable as of June 30, 2010 was $12,261,976. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company’s common shares for the options that were in-the-money as of June 30, 2010. At June 30, 2010, all warrant shares were vested. Therefore there is no unamortized cost to be recognized in future periods.

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

The Company also cancelled all the authorized shares associated with the Series A, B, C, and D of Preferred Stock.  As of June 30, 2010, the Company has 100,000 shares of Series E Preferred Stock outstanding.

NOTE 13. INCOME TAXES

The Company has federal and state net operating loss (NOL) carryforward, which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the financial statements. A deferred tax asset for the future benefits of net operating losses and other differences is offset by a 100% valuation allowance due to the uncertainty of the Company's ability to utilize the losses. These net operating losses begin to expire in the year 2021.

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date.  The following material subsequent event was as follows:

On July 8, 2010, the Company announced that it purchased a new 172,000 cubic foot temporary hangar facility in Easton, Maryland.  The Company also announced that the hangar was completed on August 5, 2010.  The purchase price for the new hangar was $94,692.

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

RESULTS OF OPERATIONS

The following discussion and analysis summarizes the results of operations of the Company for the three month period ended June 30, 2010 and 2009.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2010 AND 2009

REVENUES. The Company had revenue related to sale of a 50% interest in the Company’s SkySAT airship of $250,000 for the three months ended June 30, 2010 and no revenue for the three months ended June 30, 2009.

COST OF REVENUE. The Company had no cost of sales for the three months ended June 30, 2010 and 2009.

GROSS MARGIN. The Company had revenue related to sale of 50% of the Company’s SkySAT airship of $250,000 for the three months ended June 30, 2010 and no revenue for the three months ended June 30, 2009.

OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for the three month period ended June 30, 2010 were $2,417,837 compared to the three month period ended June 30, 2009 which had operating expenses of $4,394,118 a decrease of $1,976,281 or 45.0%. The decrease was primarily due to a $1,757,530 decrease in noncash compensation for previous board members and a $322,900 decrease for amortization of intangible assets.

During each of the three month periods ended June 30, 2010 and 2009, Sanswire and its subsidiaries incurred payroll tax liabilities during the normal course of business at each payroll cycle. During 2008 the Company has reported its payroll tax liabilities on a timely basis, however the Company failed to deposit the appropriate withholding amounts. The Company has recognized this issue and accordingly, contacted the IRS  to make arrangement to pay any taxes due, which is currently estimated to be at least $200,000 including liabilities associated with the Company’s subsidiaries that are classified in discontinued operations. The Company may be subject to penalties and interest from the IRS.

LOSS FROM OPERATIONS. We had an operating loss of $2,167,837 for the three month period ended June 30, 2010 as compared to an operating loss of $4,394,118 for the three month period ended June 30, 2009, primarily due to decreased operating expenses as described above.

OTHER INCOME (EXPENSE). We had net other income totaling $1,911,160 during the three month period ended June 30, 2010 compared to net other expense of $2,905,278 during the three month period ended June 30, 2009. This decrease was due primarily to the non cash charges related to the change in the fair value of derivatives.

Interest expense for the three month period ended June 30, 2010 was $105,447 compared to $698,705 for the three month period ended June 30, 2009. Interest expense decrease was primarily due to a decrease in notes payable.

LOSS FROM DISCONTINUED OPERATIONS. During the three month periods ended June 30, 2010 and 2009, we had no activity related to our discontinued operations. See note 2 in the financial statements for more information regarding the discontinued operations.

NET LOSS. We had a net loss of $4,078,997 in the three month period ended June 30, 2010 compared to $7,299,396 in the three month period ended June 30, 2009. The decrease in net loss is primarily attributable to the decrease in the operating expenses as discussed above.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2010 AND 2009

REVENUES. The Company had revenue related to sale of a 50% interest in the Company’s SkySAT airship of $250,000 for the six months ended June 30, 2010 and no revenue for the six months ended June 30, 2009.

COST OF REVENUE. The Company had no cost of sales for the six months ended June 30, 2010 and 2009.

GROSS MARGIN. The Company had revenue related to sale of 50% of the Company’s SkySAT airship of $250,000 for the six months ended June 30, 2010 and no revenue for the six months ended June 30, 2009.

OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, expenses for executive and administrative personnel and insurance, telephone and communications, facilities expenses, travel and related expenses, and other general corporate expenses. Our operating expenses for the six month period ended June 30, 2010 were $3,578,247 compared to the six month period ended June 30, 2009 which had operating expenses of $4,726,202 a decrease of $1,147,955 or 24.3%. The decrease was primarily due to a $1,432,984 decrease in noncash compensation for previous board members and a decrease of $80,725 for amortization of intangible assets.

During each of the six month periods ended June 30, 2010 and 2009, Sanswire and its subsidiaries incurred payroll tax liabilities during the normal course of business at each payroll cycle. During 2008, the Company has reported its payroll tax liabilities on a timely basis, however the Company failed to deposit the appropriate withholding amounts. The Company has recognized this issue and accordingly, contacted the IRS to make arrangement to pay any taxes due, which is currently estimated to be at least $200,000 including liabilities associated with the Company’s subsidiaries that are classified in discontinued operations. The Company may be subject to penalties and interest from the IRS.

LOSS FROM OPERATIONS. We had an operating loss of $3,328,247 for the six month period ended June 30, 2010 as compared to an operating loss of $4,726,202 for the six month period ended June 30, 2009, primarily due to charges associated with stock and employee option issuances as described above, including lower operating costs and reductions of our various programs.

OTHER INCOME (EXPENSE). We had net other expenses totaling $1,479,840 during the six month period ended June 30, 2010 compared to $3,022,952 for the six month period ended June 30, 2009. This decrease was due primarily to the non cash charges related to the change in the fair value of derivatives.

Interest expense for the six month period ended June 30, 2010 was $349,345 compared to $886,796 for the six month period ended June 30, 2009. Interest expense decrease was primarily due to a decrease in notes payable.

LOSS FROM DISCONTINUED OPERATIONS. During the six month periods ended June 30, 2010 and 2009, we had no activity related to our discontinued operations. See note 2 in the financial statements for more information regarding the discontinued operations.

NET LOSS. We had a net loss of $4,808,087 in the six month period ended June 30, 2010 compared to $7,749,154 in the six month period ended June 30, 2009. The decrease in net loss is primarily attributable to the decrease in the operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

ASSETS. At June 30, 2010, the Company had total assets of $3,621,564 compared to total assets of $3,742,632 as of December 31, 2009.

Current assets at June 30, 2010, were $1,915,189 compared to $1,551,908 at December 31, 2009 which were primarily comprised of $238,293 in cash and cash equivalents and $1,545,490 in work in process/inventory.

The Company had $1,695,225 in intangible assets as of June 30, 2010 compared to $2,179,574 as of December 31, 2009.

LIABILITIES. At June 30, 2010, the Company had total liabilities of $19,543,537 compared to total liabilities of $17,716,981 as of December 31, 2009.  The increase of $1,826,556 was principally due to $1,147,283 in changes associated with the derivative liabilities (see note 8 of the financial statements.)

CASH FLOWS. Our cash used in operating activities in the six months ended June 30, 2010 was $248,756 compared to $1,024,327 for the comparative prior year period. The decrease was primarily due to the decreased level of operations and operating activities and changes in our current assets and liabilities.

Net cash provided by financing activities during the six months ended June 30, 2010 was $487,037 principally from the proceeds of the sale of common stock, as compared to $1,133,589 for the six months ended June 30, 2009.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $4,808,087 and used cash in operating activities of $248,756 for the six months ended June 30, 2010, and had a working capital deficit of $17,628,348 and a stockholders’ deficit of $15,921,973 at June 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates that a net loss will continue for the balance of 2010.

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

Subsequent to June 30, 2010, the Company has raised $532,500 from investors; additionally there is not adequate funding to cover the Company’s working capital deficit or the operating loss for the six month period ended June 30, 2010 of approximately $4,808,087.

As reflected in the accompanying financial statements, during the six month period ended June 30, 2010 the Company had a net loss of $4,808,087 compared to a net loss of $7,749,154 during the six month period ended June 30, 2009. Consequently, there is an accumulated deficit of $139,525,176 at June 30, 2010 compared to $134,717,089 at December 31, 2009.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision of Thomas Seifert, the Company’s Principal Executive Officer and/or Chief Financial Officer (the “Reviewing Officers”), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2010. Mr. Seifert has since resigned from such positions. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Reviewing Officers concluded that as of June 30, 2010, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary conduct of our business, the Company is subject to periodic lawsuits, investigations and claims. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, the Company does not believe that any currently pending legal proceeding or proceedings to which we are a party or of which any of our property is subject will have a material adverse effect on our business, results of operations, cash flows or financial condition. As of June 30, 2010, the Company had the following material contingencies:

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

Former Consultants

The Company is a defendant in two lawsuits filed by Matthew Milo and Joseph Quattrocchi, two former consultants, filed in the Supreme Court of the State of New York (Richmond County, Case no. 12119/00 and 12118/00). These matters were subsequently consolidated as a result of an Order of the court and now bear the singular index number 12118/00. The original lawsuits were for breach of contract. An Answer and Counterclaim had been interposed on both of these actions.

This case went before a Judicial Hearing Officer on July 6 and 7, 2006. No resolution occurred during the July hearing and the Judicial Hearing Officer has asked for written statements of facts and law. This case has been disposed of by the Supreme Court of the State of New York. The case was disposed of on September 12, 2007.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended June 30, 2010, the Company issued an aggregate of 39,885,832 shares of common stock for cash, debt, board compensation, and consulting agreements. Of the shares issued, 19,500,000 shares, or 48.9% were issued to insiders and affiliates as restricted securities under an exemption provide by Section 4(2) of the Securities Act of 1933 and/or Regulation D, Rule 506, promulgated under the Securities Act of 1933. The common stock issued was valued at prices ranging from $0.044 to $0.105 per share, based on the closing market prices on the date the board of directors authorized the issuances. Subsequent to June 30, 2010, the Company issued an aggregate of 3,734,666 shares of common stock primarily for cash.

During the six months ended June 30, 2010, the Company issued 700,000 options to acquire common stock to its former CEO and Board member.

The above securities were offered and issued in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act.  The shareholders are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  REMOVED AND RESERVED

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits	Description
Exhibit 31.1	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Purchase Agreement, dated April 20, 2010, by and between Sanswire Corp. and Global Telesat Corp. (1)
10.2	Employment Agreement between Sanswire Corp. and Glenn Estrella (2)

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 27, 2010.

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 24, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANSWIRE CORP.

Dated: August 13, 2010	By:	/s/ Glenn Estrella
Name: Glenn Estrella,
Title: Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)