Form 10-Q
period 2010-09-30
Sanswire Corp.
filed 2010-11-12
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2010
OR
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

(786) 288-0717
(Issuer's telephone number)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒                                           No  ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer“ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐    Accelerated filer   ☐    Non-accelerated filer   ☐    (Do not check if a smaller reporting company)    Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)       Yes ☐ No ☒

As of November 12, 2010, there were 317,876,226 shares of the registrant's Common Stock issued and outstanding.

SANSWIRE CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SANSWIRE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2010 (Unaudited)	DECEMBER 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$109,116	$12
Accounts receivable – related party	50,000	—
Inventories	—	1,545,490
Current assets from discontinued operations	6,406	6,406
TOTAL CURRENT ASSETS	165,522	1,551,908
Deposits	23,845	11,150
Intangible assets, net of accumulated amortization of $1,775,950	1,453,050	2,179,574
TOTAL NONCURRENT ASSETS	1,476,895	2,190,724
TOTAL ASSETS	$1,642,417	$3,742,632

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES
Accounts payable (including $289,753 and $396,625 due to joint venture partner at September 30, 2010 and December 31, 2009)	$4,989,762	$4,220,167
Notes payable	7,706,562	7,391,718
Accrued expenses and other liabilities (including $2,185,000 due to joint venture partner at September 30, 2010 and December 31, 2009)	4,154,108	3,311,025
Derivative liabilities	2,205,463	1,406,665
Current liabilities from discontinued operations	1,365,929	1,387,406
TOTAL CURRENT LIABILITIES	20,421,824	17,716,981
TOTAL LIABILITIES	20,421,824	17,716,981

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value, 500,000,000 shares authorized; 312,224,483 and 263,040,586 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	3,123	2,631
Additional paid-in capital – Common stock	123,665,191	120,114,115
Preferred stock, 10,000,000 shares authorized;
0 shares and 100,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively
Series E Preferred stock, $0.001 par value, 100,000 shares authorized;
0 shares and 100,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively:	—	100
Additional paid-in capital - Series E Preferred stock	—	625,894
Accumulated deficit	(142,447,721)	(134,717,089)
TOTAL STOCKHOLDERS' DEFICIT	(18,779,407)	(13,974,349)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,642,417	$3,742,632

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
	2010		2009		2010		2009

REVENUES – related party		$—		$—		$250,000		$—
COST OF REVENUES		—		—		—		—
GROSS MARGIN		—		—		250,000		—
EXPENSES
Payroll and related taxes		156,590		153,687		404,536		404,023
Professional and consulting fees		701,125		719,488		1,780,461		1,474,117
Officers' and directors' stock based compensation		118,000		335,750		1,585,546		3,246,280
Amortization		242,175		242,175		726,525		807,250
Research and development		1,818,837		—		1,968,837		—
General and administrative		117,716		95,460		266,782		341,119
TOTAL EXPENSES		3,154,443		1,546,560		6,732,687		6,272,789
LOSS FROM OPERATIONS		(3,154,443)		(1,546,560)		(6,482,687)		(6,272,789)
OTHER INCOME (EXPENSE)
Gain on extinguishment of debt		—		629,563		16,788		629,563
Change in fair value of derivative liabilities		348,485		(378,532)		(798,798)		(2,514,686)
Interest expense, net		(106,807)		(197,145)		(456,153)		(1,083,941)
NET OTHER INCOME (EXPENSE)		241,678		53,886		(1,238,163)		(2,969,064)
LOSS FROM CONTINUING OPERATIONS		(2,912,765)		(1,492,674)		(7,720,850)		(9,241,853)
LOSS FROM DISCONTINUED OPERATIONS		(9,782)		—		(9,782)		—
NET LOSS		$(2,922,547)		$(1,492,674)		$(7,730,632)		$(9,241,853)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC and DILUTED		306,095,497		226,806,725		297,532,916		206,213,560

LOSS PER SHARE FROM CONTINUING OPERATIONS
BASIC and DILUTED	$	(0.01)	$	(0.01)	$	(0.03)	$	(0.04)
NET LOSS PER SHARE
BASIC and DILUTED	$	(0.01)	$	(0.01)	$	(0.03)	$	(0.04)

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
 (Unaudited)

	COMMON STOCK
			ADDITIONAL
			PAID-IN
Description	SHARES	AMOUNT	CAPITAL

BALANCE, DECEMBER 31, 2009	263,040,586	$2,631	$120,114,115
Shares issued for cash	15,023,492	150	1,107,062
Shares issued for settlement of debt	10,210,400	102	586,915
Shares issued for services	23,950,005	240	1,828,503
Fair value of vested options issued for officers’ and directors’ compensation	—	—	28,596
Preferred Series E shares cancelled and returned to accrued expenses	—	—	—
Preferred Series E shares cancelled and returned to accounts payable	—	—	—
Net loss	—	—	—
BALANCE, SEPTEMBER 30, 2010	312,224,483	$3,123	$123,665,191

(continued)

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP.  AND SUBSIDIARIES (continued)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
 (Unaudited)

	PREFERRED STOCK
			ADDITIONAL		TOTAL
			PAID-IN	ACCUMULATED	STOCKHOLDERS'
Description	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT

BALANCE, DECEMBER 31, 2009	100,000	$100	$625,894	$(134,717,089)	$(13,974,349)
Shares issued for cash	—	—	—	—	1,107,212
Shares issued for settlement of debt	—	—	—	—	587,017
Shares issued for services	—	—	—	—	1,828,743
Fair value of vested options issued for officers’ and directors’ compensation	—	—	—	—	28,596
Preferred Series E shares cancelled and returned to accrued expenses	(70,385)	(70)	(440,537)	—	(440,607)
Preferred Series E shares cancelled and returned to accounts payable	(29,615)	(30)	(185,357)	—	(185,387)
Net loss	—	—	—	(7,730,632)	(7,730,632)
BALANCE, SEPTEMBER 30, 2010	—	$—	$—	$(142,447,721)	$(18,779,407)

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,730,632)	$(9,241,853)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	—	176,465
Amortization of intangible asset	726,525	807,250
Stock based compensation	1,828,742	2,050,726
Fair value of vested options	28,596	1,707,780
Interest expense on convertible notes payable	314,844	381,526
Change in fair value of derivative liabilities	798,798	1,885,123
Fair value of modification of warrants	—	443,305
Increase in assets and liabilities:
Accounts receivable	(50,000)	—
Inventories	1,545,490	(1,110,700)
Accounts payable	1,017,224	1,270,636
Accrued expenses and other liabilities	556,477	175,736
Liabilities from discontinued operations	(21,477)	—
NET CASH USED IN OPERATING ACTIVITIES	(985,413)	(1,454,006)
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(12,695)	(11,150)
NET CASH USED IN INVESTING ACTIVITIES	(12,695)	(11,150)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	—	(25,411)
Proceeds from notes and loans payable	—	140,000
Proceeds from sale of common stock	1,107,212	1,353,450
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,107,212	1,468,039
NET INCREASE IN CASH AND EQUIVALENTS	109,104	2,883
CASH AND EQUIVALENTS – BEGINNING OF PERIOD	12	4,809
CASH AND EQUIVALENTS – END OF PERIOD	$109,116	$7,692

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$—	$2,903
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for accounts payable	433,017	13,031
Shares issued for accrued expenses	154,000	43,750
Conversion of notes payable to common stock	28,500	2,618,973
Non-cash equity-warrant valuation and intrinsic value of beneficial conversion associated with convertible notes	—	28,060
Preferred stock for accrued expenses	—	440,607
Preferred stock for accounts payable	—	185,387
Accrued expenses from cancellation of Preferred stock	440,607	—
Accounts payable from cancellation of Preferred stock	185,387	—

See accompanying notes to condensed consolidated financial statements

SANSWIRE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

NATURE OF OPERATIONS

The Company develops, markets and sells autonomous, lighter-than-air (“LTA”) unmanned aerial vehicles (“UAVs”) capable of carrying payloads that provide persistent security solutions at low, mid and high altitudes.  The Company’s airships are designed for use by government-related and commercial entities that require real-time intelligence, surveillance and reconnaissance support for military, homeland defense, border and maritime missions.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Sanswire Corp. and its subsidiaries (“Sanswire” or the “Company”) and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and reports and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X for scaled disclosures for smaller reporting companies. Accordingly, they do not include all, or include a condensed version of, the information and footnotes required by U.S. GAAP for complete financial statements. The Company believes, however, that the disclosures are adequate to make the information presented not misleading.  However, the Company’s condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations of the Company for the periods shown. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or for any future period. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may differ from management’s estimates.

The condensed consolidated balance sheet information as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended December 31, 2009. These interim condensed consolidated financial statements should be read in conjunction with the Company’s most recently audited financial statements and the notes thereto included in such above referenced Report on Form 10-K.

The Company applies the provisions of U.S. GAAP applicable to consolidations of variable interest entities to its investment in Sanswire-TAO.  Under U.S. GAAP, a variable interest entity is subject to consolidation if the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders.  As of September 30, 2009, the Company determined that such consolidation of Sanswire-TAO was appropriate.  Inter-company accounts and transactions have been eliminated in consolidation.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $7,730,632 and used cash in operating activities of $985,413 for the nine months ended September 30, 2010, and had a working capital deficit of $20,256,302 and a stockholders’ deficit of $18,779,407 at September 30, 2010. The Company had an accumulated deficit of $142,447,721 at September 30, 2010 compared to $134,717,089 at December 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates that a net loss will continue for the balance of fiscal year 2010.

In light of the above factors, additional cash will be needed to support the Company’s ongoing operations until such time that operations provide sufficient cash flow to cover expenditures. The Company believes it will be able to continue to raise capital through Common Stock sales and from governmental grants in such amounts sufficient to sustain operations at their current level through at least December 31, 2010.  If the Company is able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  Subsequent to September 30, 2010, the Company has raised $250,000.  However, if significant unanticipated expenditures occur or if the Company is unable to obtain the necessary additional funding on favorable terms or at all, the Company may have to modify its business plan, reduce, delay, or discontinue some of its operations or seek a buyer for all or a portion of its assets to continue as a going concern.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

REVENUE RECOGNITION

The Company develops and sells LTA UAV’s. The Company recognizes revenue for such sales when the following criteria have been met: delivery of the UAV has occurred, the price of the UAV is fixed and determinable, collection of such price is probable, and persuasive evidence of an arrangement exists.   The Company recognized $250,000 in revenue for the nine months ended September 30, 2010 from the sale of one UAV and no revenue for the nine months ended September 30, 2009.

ACCOUNTS RECEIVABLE

Trade and other accounts receivable are reported at face value, less any provisions for uncollectible accounts considered necessary. Accounts receivable consists of trade receivables from customers and a receivable in connection with the sale of a 50% interest in a SkySAT airship. (See Note 3)

INVENTORIES

Inventories consist of work in progress related to the Company's consolidated joint venture Sanswire-TAO. Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. (See Notes 6 and 7)

INCOME TAXES

Income taxes are computed using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to its tax returns. (See Note 13)

FAIR VALUE MEASUREMENTS

U.S. GAAP includes a framework for measuring fair value which also addresses disclosure requirements for fair value measurements. Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value, in this context, should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.

Under the measurement framework, a fair valuation hierarchy for disclosure of the inputs to valuation used to measure fair value has been established. This hierarchy prioritizes the inputs into three broad levels that reflect the degree of subjectivity necessary to determine fair value measurements, as follows.  Level 1 inputs are based on unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are based on quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly, through market corroboration, for substantially the full term of the asset or liability.  Level 3 inputs are unobservable inputs and reflect the Company’s estimates of assumptions that market participants would use to measure assets and liabilities at fair value.  The fair values are therefore determined using model-based techniques that include option pricing models and discounted cash flow models. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2010 (unaudited):

		Fair Value Measurements at September 30, 2010 Using:
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$109,116	$109,116	$—	$—
Derivative liabilities	2,205,463	—	—	2,205,463
	$2,414,579	$109,116	$—	$2,205,463

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy, due to use of an estimate of volatility factors. There were no changes in the valuation techniques during the three months ended September 30, 2010.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments, including cash, deposits, accounts payable and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.

USE OF ESTIMATES

The process of preparing financial statements in conformity with U.S. GAAP requires the use of estimates, judgments and assumptions regarding certain types of assets, liabilities, revenues, and expenses. These estimates, judgments and assumptions are evaluated on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from the Company’s estimated amounts.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. In periods where losses are reported, the weighted average number of common shares outstanding used in the diluted net loss per share calculation excludes all outstanding options, warrants and shares convertible or exercisable into shares of Common Stock (“Common Stock Equivalents”) because their inclusion would be anti-dilutive. If all Common Stock Equivalents were to be converted or exercised as of September 30, 2010, the common shares outstanding would be 386,767,991.   As of November 12, 2010, the Company had 317,876,226 shares of its Common Stock outstanding. The Company is obligated under various existing agreements, options and warrants to issue additional shares of Common Stock.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset.  The impairment loss is measured as the amount by which the carrying amount exceeds fair value.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell. The Company has not recognized any impairment loss as of September 30, 2010 or December 31, 2009. (See Note 7)

INTANGIBLE ASSETS

Intangible assets are related to intellectual property in the Company's consolidated joint venture Sanswire-TAO.  Intangible assets with finite lives are amortized over their estimated useful lives, which are three years for patents and intellectual property.  In addition to amortization, intangible assets are tested at least annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount should be assessed.  An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  The Company generally measures fair value by considering sales prices for similar assets or by discounting estimated future net cash flows from such assets using a discount rate reflecting the Company's average cost of capital. (See Note 7)

DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in current earnings or other comprehensive income in the condensed consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. (See Note 8)

STOCK-BASED COMPENSATION

The Company periodically issues stock options to employees and non-employees in non-capital raising transactions for services. The Company accounts for stock option issuances and vesting to employees based on the grant date fair value of the option and charges to expense as they vest over the requisite service period. The Company accounts for stock option grants issued and vesting to non-employees based on the fair value determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation expense for employees and non-employees recognized for the nine months ended September 30, 2010 and 2009 was $1,828,742 and $2,050,726, respectively. (See Note 11)

NOTE 2. DISCONTINUED OPERATIONS

The Company decided to close several of its operations relating to its telecom and wireless activities during 2007 and has presented certain activities as discontinued operations as of September 30, 2010.

The Company has the following assets and liabilities from its discontinued operations on its consolidated balance sheet as of September 30, 2010 (unaudited) and December 31, 2009:

SEPTEMBER 30, 2010 (Unaudited)	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
Total assets	$6,406	$—	$6,406

Accounts payable	140,116	1,216,208	1,356,324
Accrued liabilities	9,605	—	9,605
Total current liabilities	149,721	1,216,208	1,365,929

Net liabilities of discontinued operations	$143,315	$1,216,208	$1,359,523

DECEMBER 31, 2009	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
Total assets	$6,406	$—	$6,406

Accounts payable	140,116	1,216,208	1,356,324
Accrued liabilities	9,605	21,477	31,082
Total current liabilities	149,721	1,237,685	1,387,406

Net liabilities of discontinued operations	$143,315	$1,237,685	$1,381,000

The Company incurred the following losses from discontinued operations for the three and nine months ended September 30, 2010 (no activity for comparative periods in 2009):

Three and nine months ended September 30, 2010 (Unaudited)	Telecom	GlobeTel Wireless	Total
General and administrative	$—	9,782	$9,782

Gain/loss from discontinued operations	$—	$9,782	$9,782

NOTE 3. SKYSAT SALE

On April 20, 2010, the Company and Global Telesat Corp. (“GTC”), a shareholder of the Company, entered into an agreement whereby GTC purchased a 50% interest in the Company’s SkySat Mid Altitude, LTA UAV airhsip.  The Company is required to utilize the purchase price paid to complete the requisite development work so that the airship may be tested and demonstrated to potential customers.

The Company delivered the airship to a destination and facility designated by GTC.  The Company received a deposit of $50,000 on March 25, 2010 which has been applied as a payment. The Company recognized revenue of $250,000 and to date has received $200,000.   The remaining balance of $50,000 is reflected as accounts receivable.

The Company has granted to GTC, upon the payment in full of the remaining purchase price, a first lien and security interest in the airship and all remedies of a secured creditor under the Uniform Commercial Code. The Company also granted GTC the option to acquire the remaining 50% of the airship for an amount equal to 3 times the amount paid for the initial 50% interest.  Upon exercising such option, GTC will be required to pay 1/3 of the remaining purchase price within ten business days and two additional payments of 1/3 each at 30-day intervals.  The option expires December 31, 2010.

NOTE 4. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	September 30, 2010 (Unaudited)	December 31, 2009
Payroll liabilities	$1,575,931	$1,007,079
Professional fees and other costs	393,177	118,946
Due to joint venture partner	2,185,000	2,185,000
ACCRUED EXPENSES AND OTHER LIABILITIES	$4,154,108	$3,311,025

NOTE 5. NOTES PAYABLE

Obligations at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010 (Unaudited)	December 31, 2009
Notes payable	$5,997,030	$5,997,030
Accrued interest	1,709,532	1,394,688
NOTES PAYABLE	$7,706,562	$7,391,718

NOTES PAYABLE

Notes payable are comprised of two separate notes.

As of September 30, 2010 and December 31, 2009, a balance of $4,997,130 remained payable to an unrelated third party on an unsecured promissory note with no formal terms of repayment on this note.  The Company has accrued interest at a rate of 7% per annum, which totals $1,424,893 from inception to September 30, 2010 and $1,162,544 from inception to December 31, 2009.

As of September 30, 2010 and December 31, 2009, a balance of $999,900 remained payable to a different unrelated third party on an unsecured promissory note with no formal terms of repayment on this note.  The Company has accrued interest at a rate of 7% per annum, which totals $284,639 from inception to September 30, 2010 and $232,144 from inception to December 31, 2009.

CONVERTIBLE PROMISSORY NOTE

On April 1, 2010, the Company entered into a subscription agreement with an accredited investor. The Company sold $28,500 of the Company’s 7% Convertible Debentures, which are convertible into shares of the Company’s Common Stock at $0.075 per share pursuant to the following terms. The proceeds related to this investment were paid by the Company to the Internal Revenue Service to settle an outstanding issue during the three months ended September 30, 2010. On September 30, 2010, the balance of $28,500 of principal and $2,280 of related interest were converted into 410,400 shares of the Company’s Common Stock.

NOTE 6.  INVENTORIES

Inventories are related to the Company's consolidated joint venture Sanswire-TAO (see Note 7).  Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis.  Inventories consist of the following at:

	September 30, 2010 (Unaudited)	December 31, 2009
Work in process	$—	$1,545,490
Total inventories	—	1,545,490

During the three months ended September 30, 2010, it was determined by the Company and its partner that the airship that had been transported from Germany to the U.S. would no longer be upgraded and sold to a customer.  Instead, the decision was made to use the airship to engage in further research and development for purposes of completing necessary flight testing and demonstrations and data gathering required to be able to further develop and to sell next generation airships.  It was at this time that it was determined that the existing asset on the Company’s books constituted research and development rather than work in process/inventory.

NOTE 7.  JOINT VENTURE AND INTANGIBLE ASSETS

On June 3, 2008, the Company restructured a previous agreement with TAO Technologies GmbH and Professor Bernd Kroeplin. The new agreement called for the establishment of a US-based joint venture company to be called Sanswire-TAO that was to be owned equally by TAO and Sanswire Corp., through its wholly-owned subsidiary Sanswire Corp.—Florida.  The agreement required TAO Technologies and Kroeplin to transfer the patents and intellectual property of TAO Technologies and Kroeplin in the United States to Sanswire-TAO for a payment of $3,229,000.

On June 3, 2008, the Company accounted for the transaction as a purchase of assets and recognized a $3,229,000 intangible asset related to the intellectual property, including existing patents. The Company has made cash and stock payments of $1,044,000 through September 30, 2010 and the remaining balance of $2,185,000 due is included in accrued expenses as of September 30, 2010 and December 31, 2009 (See Note 4).

The Company determined that the intellectual property intangible assets have a finite life equal to the remaining life of the patent, which is through March 3, 2012, and accordingly, is subject to amortization using that life or 40 months, which is $80,725 per month. The Company determined that the appropriate method of determining if any impairment has occurred was to assess the stated value for the intangible assets and during the normal process of testing for intangible asset impairment, the Company determined there were no cash flows associated with the Company’s intangible assets and thus no impairment was required as of September 30, 2010 and December 31, 2009.

NOTE 8.  DERIVATIVE LIABILITIES

Derivative instruments are carried on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income.

The fair value of derivative liabilities was determined using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2010 (Unaudited)	December 31, 2009
Warrants:
Risk-free interest rate	0.16 – 0.64%	0.14 – 1.45%
Expected volatility	34 - 183%	10 - 168%
Expected life (in years)	0.08 – 3.00	0.08 – 2.92
Expected dividend yield	—	—
Fair value:
Warrants	$2,205,463	$1,406,665

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

NOTE 9. CONTINGENCIES

In the ordinary conduct of business, the Company is subject to periodic lawsuits, investigations and litigation claims, which the Company accrues for where appropriate. The Company cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against it.  As of September 30, 2010, the Company had the following material contingencies:

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

The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Commission subsequently consolidated this action with another pending action involving former officers of the Company. The Commission has also moved to amend its complaint against the Company to include additional allegations of wrongdoing beginning in 2002, but such amendment did not add any new defendants. The Company has been vigorously defending itself in this action and in August/September 2010 the Company’s newly elected Chairman of the Board, Michael Clark, and its Chief Executive Officer, Glenn Estrella, met with representatives of the SEC to discuss a possible resolution of the matter.  Pursuant to those discussions, the Company has submitted an offer of settlement and is awaiting approval from the SEC of the proposal.

Hudson Bay Fund LP et al.

Hudson Bay Fund LP and Hudson Bay Overseas Fund Ltd. filed an action against the Company relating to the warrants attached to a Subscription Agreement between those entities and the Company. The Hudson Bay entities are seeking to reprice the warrants, increase the number of shares they can purchase pursuant to the warrants, certain equitable remedies, and unspecified damages. The Company has retained outside counsel and has filed an answer and affirmative defenses in the case. The plaintiffs filed a Summary Judgment Motion on which the parties are waiting for a ruling from the Court.  The Company intends to vigorously defend the action, but the outcome of the action cannot be predicted.

Former Consultants

Two lawsuits filed by Matthew Milo and Joseph Quattrocchi were concluded through a dismissal of all claims against the Company with the exception of one on which a judgment on a promissory note was entered against the Company in the amount of approximately $15,000.

Tsunami Communications v. GlobeTel

On March 3, 2006, Civil Action File No. 06-A-02368-5 was filed in Superior Court for Gwinnett County Georgia by Tsunami Communications and several of its former shareholders.  The Company asserted affirmative defenses and a trial was held in November 2009. By Order of the Court entered on September 2, 2010, a judgment was entered against Globetel and several other co-defendants for the breach by Sanswire Technologies, Inc. (“ST”) (a then unrelated party) of its asset purchase agreement with the plaintiff Tsunami based on a deemed de facto merger resulting from a subsequent asset purchase agreement between ST and Globetel.  As damages, Globetel was ordered to issue 530,015 shares of Common Stock to former shareholders of Tsunami and pay $229,180 to a former Tsunami shareholder with respect to two outstanding promissory notes.  The Court in its Order left open the issue of any award for attorneys fees for a later hearing.

Subsequent to the Order, the plaintiffs have filed a Motion for Reconsideration asking the Court to reconsider its decision to deny several of the plaintiffs’ claims.  In addition, plaintiffs are requesting the Court to reconsider and substantially increase the award of damages.  The Company is continuing to vigorously defend itself in this matter.

Peter Khoury

Former Company CEO Peter Khoury has filed an arbitration against the Company asserting claims for payment of amounts claimed to be due in connection with his services provided to the Company.  The Company intends to review and respond to the allegations and defend itself vigorously in this matter.

The DeCarlo Group

A demand has been received from the DeCarlo Group for over $400,000 claimed in connection with CFO and accounting services they assert they rendered to the Company.  The Company intends to review and respond to the allegations and defend itself vigorously in this matter.

IRS

During each of the three month periods ended September 30, 2010 and 2009, Sanswire incurred and reported to the Internal Revenue Service (“IRS”) payroll tax liabilities (and deposited the appropriate withholding amounts) during the normal course of business at each payroll cycle. During 2008, the Company reported its payroll tax liabilities on a timely basis, however, it failed to deposit the appropriate withholding amounts. These matters relate to liabilities associated with the Company’s subsidiaries that were run by old management, which have been shut down and are classified in discontinued operations. The Company recognized this issue and, accordingly, contacted the IRS to make arrangements to pay any taxes due. One such matter has been resolved with the IRS, and the Company currently estimates the amount involved in the second matter to be approximately $200,000.  The Company may be subject to additional penalties and interest from the IRS in connection with these payroll tax matters.

Michael Clark Escrow Funds

On September 29, 2010, the Company, Michael K. Clark, its Chairman of the Board, and Hinshaw & Culbertson LLP (“Hinshaw”) entered into that certain Escrow and Stock Purchase Agreement pursuant to which Clark agreed to provide $250,000, (the “Settlement Funds”) to be held in escrow by Hinshaw.  Those funds are being provided by Mr. Clark, pursuant to ongoing discussions with the Securities and Exchange Commission (“SEC”), to facilitate the Company’s effort and offer to settle pending litigation with the SEC.  The Company has offered the Settlement Funds to the SEC as part of a settlement offer in the amount of $300,000, of which $50,000 shall be funded directly by the Company.  Additionally, pursuant to the agreement, in the event a settlement is entered with the SEC whereby the Settlement Funds are utilized, then Clark and the Company will enter into a Stock Purchase Agreement whereby Clark will receive 4,000,000 shares of Common Stock of the Company in consideration for the Settlement Funds.

The Company provides indemnification, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent is or was serving at the Company’s request in such capacity.

NOTE 10. COMMON STOCK TRANSACTIONS

During the nine month period ended September 30, 2010, the Company issued an aggregate of 49,183,897 shares of Common Stock for cash, settlement of debt, board compensation, consulting agreements and for services. Of the shares of Common Stock issued, 15,023,492 shares were issued for cash and 19,750,000 shares, or 40.2% were issued to insiders and affiliates as restricted securities under an exemption provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D, Rule 506, promulgated under the Securities Act of 1933. The Common Stock issued for cash was valued at $0.075 while other issuances were valued at prices ranging from $0.044 to $0.105 per share, based on the closing market prices on the date the Board of Directors authorized the issuances. Subsequent to September 30, 2010, the Company has issued an aggregate of 5,651,743 shares of Common Stock of which 1,000,000 shares were issued for employment bonuses, 894,409 shares for the settlement of debt, 424,000 shares for services and 3,333,334 shares for $250,000.

NOTE 11. STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

During the three months ended September 30, 2010, the Company issued no options.  During the nine months ended September 30, 2010, the Company issued options to acquire 700,000 shares of Common Stock to its former CEO and director.  The Company recorded $0 and $28,596 of compensation expense related to these options to acquire Common Stock in the three and nine months ended September 30, 2010, respectively.

The fair value of the options granted during the three and nine months ended September 30, 2010 were determined using the Black-Scholes option pricing model. The option-pricing models require input of subjective assumptions including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. The Company uses historical volatility as a basis for projecting the expected volatility of the underlying stock and estimate the expected life of the Company’s stock options based upon historical data.

The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of its stock option grants. Estimates of fair value are not intended, however, to predict actual future events or the value ultimately realized by employees who receive equity awards.

For the periods indicated, the weighted-average fair value of options and weighted-average assumptions used were as follows: 1.02% average risk-free interest rate; 152% expected volatility; three year expected term, and 0% dividend yield.

Employee options vest according to the terms of the specific grant and expire 3 years from the date of grant. As of September 30, 2010, all options issued and outstanding have fully vested. Stock option activity as of September 30, 2010 was as follows:

	Number of Options (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2009	38,042,499	$0.298	1.98
Options Granted	700,000	0.075	2.25
Options Exercised	—	—	—
Options Expired	(12,881,387)	(0.171)	—
Outstanding at September 30, 2010	25,861,112	$0 .065	1.68
Exercisable at September 30, 2010	25,861,112	$0 .065	1.68

WARRANTS

The following table summarizes the activity with respect to outstanding stock purchase warrants for the nine months ended September 30, 2010:

	Warrants Class A	Warrants Class B	Weighted Average Exercise Price
Outstanding at December 31, 2009	18,933,804	15,651,411	$0.258
Warrants Granted	7,628,784	7,368,257	0.252
Warrants Expired	(527,395)	(372,465)	(0.252)
Outstanding at September 30, 2010	26,035,193	22,647,203	$0.256

The aggregate intrinsic value of 25,861,112 options and 26,035,193 Class A and 22,647,203 Class B warrants outstanding and exercisable as of September 30, 2010 was $7,092,613. The aggregate intrinsic value for the options is calculated as the difference between the price of the underlying awards and quoted price of the Company’s Common Stock for the options that were in-the-money as of September 30, 2010. At September 30, 2010, all warrant shares were vested. Therefore there is no unamortized cost to be recognized in future periods.

NOTE 12. PREFERRED STOCK

On September 30, 2010, the Company entered into agreements with Rocky Mountain Advisors Corp. (“Rocky”), Jonathan Leinwand (“Leinwand”), and Daniyel Erdberg (“Erdberg”) (collectively, the “Shareholders”), cancelling the conversion agreements (the “Conversion Agreements”) previously entered into on May 5, 2009, with each of the Shareholders.

The Company and the Shareholders have agreed to cancel the Conversion Agreements and reinstate the past wages or fees of $185,387, $319,118 and $121,489 (collectively, the “Wages”) owed to Rocky, Leinwand and Erdberg, respectively.  In connection with the cancellation of the Conversion Agreements, the Shareholders have agreed to waive their rights to the 29,615, 50,978 and 19,407 shares of Series E Preferred Stock (collectively, the “Shares”) deliverable to Rocky, Leinwand and Erdberg, respectively, allowing the Company to cancel the Shares.  As a result of the cancellation, the Company has cancelled the Shares and agreed to reinstate the Wages as a debt on the books of the Company.

As of the date hereof, the Company is obligated to pay the Wages.  The Wages are a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company.

NOTE 13. INCOME TAXES

The Company has federal and state net operating loss (NOL) carryforwards, which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the condensed consolidated financial statements. A deferred tax asset for the future benefits of net operating losses and other differences is offset by a 100% valuation allowance due to the uncertainty of the Company's ability to utilize the losses. These net operating losses begin to expire in the year 2021.

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date.  The following material subsequent event was as follows:

On November 10, 2010, Sanswire Corp. entered into a Securities Purchase Agreement (the “Agreement”) with Glenn D. Estrella, the Company’s Chief Executive Officer and President, and other investors (who are existing shareholders of the Company) (the “Additional Investors”)  for the purchase of common stock of the Company (the “Common Stock”).  Mr. Estrella purchased 1,333,334 shares of Common Stock at a purchase price of $0.075 per share for a total purchase price of approximately $100,000, which shares are restricted pursuant to the Securities Act of 1933, as amended, and the rules promulgated thereunder.  Mr. Estrella also received a Common Stock Purchase Warrant (the “Warrant”) to purchase an additional 666,667 shares of Common Stock at a purchase price of $0.21 per share, which warrant expires in three years.  The Warrant is exercisable on a cashless basis and contains a standard weighted average anti-dilution protection feature.

Pursuant to the Agreement, the Company is authorized to sell up to an aggregate of $1,000,000 of Common Stock and Warrants, $250,000 of which was purchased at the initial closing on November 10, 2010.  At the initial closing, Mr. Estrella and the Additional Investors purchased an aggregate of 3,333,334 shares of Common Stock and Warrants to purchase an aggregate of 1,666,667 shares of Common Stock.  No underwriting discount or commissions were paid in connection with the Agreement or the initial closing thereunder.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors within the meaning of the Private Securities Litigation Reform Act of 1995, and created under the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are statements that could be deemed forward-looking statements.

Certain statements in this report may contain words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “would” and other similar language and are considered forward looking statements or information under applicable securities laws. In addition, any information or statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking, and based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. Such forward-looking information or statements are subject to important assumptions, risks and uncertainties that are difficult to predict, and the actual outcome may be materially different. Our assumptions, although considered reasonable by us at the date of this Report, may prove to be inaccurate and consequently our actual results could differ materially from the expectations set out herein.

We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking information or statements. You should carefully review documents we file from time to time with the Securities and Exchange Commission. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in our Annual Report on Form 10-K and elsewhere in this Report. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Quarterly Report on Form 10-Q, because these forward-looking statements are relevant only as of the date they were made.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying Notes to Condensed Consolidated Financial Statements (the Notes) under Part I, Item1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three and nine months ended September 30, 2010 compared with the three and nine months ended September 30, 2009, respectively unless otherwise noted.

Where we say “we”, “us”, “our”, “Sanswire” or “the Company”, we mean Sanswire Corp. or Sanswire Corp.  and its subsidiaries, as applicable.

THE COMPANY

Sanswire Corp. develops, markets and sells autonomous, LTA UAVs capable of carrying payloads that provide persistent security solutions at low, mid and high altitudes.  The Company’s airships are designed for use by government-related and commercial entities that require real-time intelligence, surveillance and reconnaissance support for military, homeland defense, border and maritime missions.

From 2002 to 2007, the Company was involved in the following businesses, all of which operations have been discontinued by the Company except the high altitude airship business:

•	stored value card services;
•	wholesale telecommunications services;
•	voice over IP;
•	wireless broadband; and
•	high altitude airships.

In 2007, we began focusing exclusively on the LTA UAV market opportunities through our wholly-owned subsidiary at the time, Sanswire Networks and in connection therewith, on September 22, 2008, we effected a name change to Sanswire Corp.

QUARTERLY HIGHLIGHTS AND RECENT EVENTS

•
Completed construction and outfitting of a newly built, Company owned, 172,000 cubic foot hangar facility in Easton, Maryland to house our STS-111 and SkySat LTA UAVs during continued develop, testing, demonstrations and integration of systems and payloads.

•
Began the integration with its technical partner, Eastcor Engineering, of systems, payloads and specialized intelligence, surveillance and reconnaissance related electronic systems, advanced avionics packages and telemetry solutions provided to the Company by a defense based systems integrator collaborating with the Company, into a newly designed payload bay on the STS-111 LTA UAV.

•
Completed initial U.S. based test flights of the Company’s STS-111 LTA UAV using a newly developed sensor electronics pod and an internal gas bag arrangement under flight tower control provided by Easton Airport in Easton, Maryland.

•
Sponsored the High Altitude and Near Space Conference in Colorado Springs, Colorado, an industry leading forum focused on the rapid development and growth of the near space market supported by major government related and commercial entities.  Michael Clark, our Chairman of the Board, gave the keynote address to open the conference and the Company was able to showcase its technology roadmap in the near space market.

•
Submitted an offer of settlement to the SEC to potentially resolve the SEC’s outstanding lawsuit against the Company, upon which the Company is currently awaiting approval from the SEC, based in part on a $300,000 payment to the SEC ($250,000 of which was provided to the Company by its Chairman of the Board and which is currently in escrow).

•
Hired a new Vice President, General Counsel and Secretary of the Company, who was a former partner in several large law firms in Boston, Massachusetts and who has extensive expertise in public company reporting, operations, corporate governance, control procedures and ethics, to work with the Company’s Board of Directors and senior management team.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

REVENUES. The Company had no revenue for the three months ended September 30, 2010 and 2009.

OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, stock based compensation, research and development as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, amortization and other general corporate expenses. Our operating expenses for the three month period ended September 30, 2010 were $3,154,443 compared to $1,546,560 for the three month period ended September 30, 2009 an increase of $1,607,883 or 104%. The increase was primarily due to a $1,818,837 increase in research and development including the charge off of previously recognized work in process related to the Sanswire-Tao joint venture offset in part by a $217,750 reduction in stock based compensation due to a greater issuance of shares for employment related milestones during the three months ended September 30, 2009.

LOSS FROM OPERATIONS. We had an operating loss of $3,154,443 for the three month period ended September 30, 2010 as compared to $1,546,560 for the three month period ended September 30, 2009, an increase of $1,607,883 or 104%,  due to the increased operating expenses as described above.

NET OTHER INCOME (EXPENSE). We had net other income totaling $241,678 during the three month period ended September 30, 2010 compared to $53,886 during the three month period ended September 30, 2009, an increase of $187,792 or 348%. This increase was due primarily to the non cash charges related to the extinguishment of debt and the change in the fair value of derivatives.

Interest expense for the three month period ended September 30, 2010 was $106,807 compared to $197,145 for the three month period ended September 30, 2009, a decrease of $90,338 or 46%, primarily due to a decrease in notes payable.

LOSS FROM DISCONTINUED OPERATIONS. We had a loss of $9,782 in the three month period ended September 30, 2010 compared to no activity in the three month period ended September 30, 2009 due to the additional expenses assessed by the IRS related to withholding taxes. See Note 2 of the Notes to Condensed Consolidated Financial Statements for more information regarding the discontinued operations.

NET LOSS. We had a net loss of $2,922,547 in the three month period ended September 30, 2010 compared to $1,492,674 in the three month period ended September 30, 2009, an increase of $1,429,873 or 96%. The increase in net loss is primarily attributable to the increase in the operating expenses as discussed above.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

REVENUES. The Company had revenue related to the sale of a 50% interest in the Company’s SkySAT airship of $250,000 for the nine months ended September 30, 2010 and no revenue for the nine months ended September 30, 2009.

COST OF REVENUE. The Company had no cost of sales for the nine months ended September 30, 2010 and 2009.

GROSS MARGIN. The Company had gross margin related to sale of 50% of the Company’s SkySAT airship of $250,000 for the nine months ended September 30, 2010 because there were no cost of sales related thereto and no gross margin for the nine months ended September 30, 2009 because the Company had no revenue during such period.

OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, professional and consulting services, stock based compensation, research and development as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, amortization and other general corporate expenses. Our operating expenses for the nine months ended September 30, 2010 were $6,732,687 compared to $6,272,789 for the nine months ended September 30, 2009, an increase of $459,898 or 7%. The increase was primarily due to a $1,968,837 increase in research and development including the charge off of previously recognized work in process related to the Sanswire-Tao joint venture offset in part by a $1,660,734 decrease in stock based compensation due to a greater issuance of shares for employment related milestones during the three months ended September 30, 2009.

LOSS FROM OPERATIONS. We had an operating loss of $6,482,687 for the nine months ended September 30, 2010 as compared to $6,272,789 for the nine months ended September 30, 2009, an increase of $209,898 or 3%, primarily due to the increase in research and development due to the charge off of previously recognized work in process offset in part by the decrease in noncash stock-based compensation.

NET OTHER INCOME (EXPENSE). We had net other expenses totaling $1,238,163 during the nine months ended September 30, 2010 compared to $2,969,064 for the nine months ended September 30, 2009, a decrease of $1,730,901 or 58%. This decrease was due primarily to the non cash charges related to the extinguishment of debt and the change in the fair value of derivatives.

Interest expense for the nine months ended September 30, 2010 was $456,153 compared to $1,083,941 for the nine months ended September 30, 2009 a decrease of $627,788 or 58%, primarily due to a decrease in notes payable.

LOSS FROM DISCONTINUED OPERATIONS. We had a loss of $9,782 in the nine month period ended September 30, 2010 compared to no activity in the nine month period ended September 30, 2009 due to the additional expenses assessed by the IRS related to withholding taxes. See Note 2 of the Notes to Condensed Consolidated Financial Statements for more information regarding the discontinued operations.

NET LOSS. We had a net loss of $7,730,632 for the nine months ended September 30, 2010 compared to $9,241,853 in the nine months ended September 30, 2009, a decrease of $1,511,221 or 16%. The decrease in net loss is primarily attributable to the decrease in the non cash charges related to the change in the fair value of derivatives as well as other changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

ASSETS. Historically, the Company has funded its operations and capital expenditures through the sale of stock and notes.  Current assets at September 30, 2010, were $165,522 compared to $1,551,908 at December 31, 2009, a decrease of $1,386,386, which at September 30, 2010 were primarily comprised of $109,116 in cash and cash equivalents and $50,000 in accounts receivable.  The decrease in current assets was primarily due to the charge off of $1,545,490 of inventory as a result of the Company determining that the associated work in process will be utilized for testing and information gathering rather than being sold, offset by an increase of $109,104 in cash and cash equivalents.  At September 30, 2010, the Company had total assets of $1,642,417 compared to total assets of $3,742,632 as of December 31, 2009, a decrease of $2,110,215, primarily as a result of the $1,386,286 decrease in current assets and a $726,524 decrease in intangible assets due to its scheduled amortization.

LIABILITIES. At September 30, 2010, the Company had total liabilities of $20,421,824 compared to total liabilities of $17,716,981 as of December 31, 2009, an increase of $2,704,843, principally due to an $843,083 increase in accrued expenses, which included the cancellation of the shares of Series E Preferred Stock, the $798,798 increase associated with the derivative liabilities (see Note 8 of the Notes to Condensed Consolidated Financial Statements) and a $769,595 increase in accounts payable.

CASH FLOWS. Our cash used in operating activities in the nine months ended September 30, 2010 was $985,413 compared to $1,454,006 for the comparative prior year period, a decrease of $468,593. The decrease was primarily due to the changes in our current assets and liabilities, offset by increased operating expenses. The decrease in non-cash adjustments was primarily the result of decreases of the fair values of vested options, derivative liabilities, and warrants. The remaining change in non-cash adjustments related to miscellaneous items. The decrease in operating assets and increase in liabilities was primarily due to a $1,545,490 decrease in inventories as a result of the Company determining that the associated work in process will be utilized for testing and information gathering rather than being sold and the cancellation of the shares of Preferred Stock and associated addition of $625,994 to accounts payable and accrued expenses.

Net cash used in investing activities increased to $12,695 for the nine months ended September 30, 2010 from $11,150 for the nine months ended September 30, 2009, a $1,545 increase due to increased deposits.

Net cash provided by financing activities during the nine months ended September 30, 2010 was $1,107,212 from the proceeds of the sale of Common Stock, as compared to $1,468,039 for the nine months ended September 30, 2009, a decrease of $360,827.  The decrease was primarily attributable to a decrease in stock sales and proceeds from notes payable.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $7,730,632 and used cash in operating activities of $985,413 for the nine months ended September 30, 2010, and had a working capital deficit of $20,256,302 and a stockholders’ deficit of $18,779,407 at September 30, 2010. The Company had an accumulated deficit of $142,447,721 at September 30, 2010 compared to $134,717,089 at December 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates that a net loss will continue for the balance of fiscal year 2010.

Additional cash will be needed to support the Company’s ongoing operations until such time that operations provide sufficient cash flow to cover expenditures. The Company believes it will be able to continue to raise capital through Common Stock sales and from governmental grants in such amounts sufficient to sustain operations at their current level through at least December 31, 2010.  If the Company is able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  Subsequent to September 30, 2010, the Company has raised $250,000.  However, if significant unanticipated expenditures occur or if the Company is unable to obtain the necessary additional funding on favorable terms or at all, the Company may have to modify its business plan, reduce, delay, or discontinue some of its operations or seek a buyer for all or a portion of its assets to continue as a going concern.
.
Off-Balance Sheet Arrangements

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space, computer equipment, and vehicles. None of the operating leases described in the previous sentence has, or potentially may have, a material current or future effect on our financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources. In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

Critical Accounting Policies and Use of Estimates

Estimates

The preparation of our condensed consolidated financial statements in accordance with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts and classification of revenues and expense during the periods presented, and the disclosure of contingent assets and liabilities.  We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances and at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Please refer to our MD&A contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 for a more complete discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that are yet effective that we believe will have a material effect on our financial statements.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer/Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing, evaluating and implementing the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, no matter how well conceived and operated, including the limitations of resources, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures are also based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made, and are continuing to make, changes to improve and enhance controls. Based upon our management’s evaluation, the Company concluded that as of September 30, 2010, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that material information is accumulated and communicated to our management, including the Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure, due to the material weakness and deficiencies set forth below.  Notwithstanding the material weakness and deficiencies described below, our management, based upon the work performed during the restatement process and other reviews and additional analysis undertaken and performed by management, has concluded that the Company’s condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

Material Weakness and Control Deficiencies

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Our management identified the following material weakness in our internal control over financial reporting as of September 3, 2009.  The Company did not maintain an effective controls over its accoounting for derivatives and determined that it had not properly accounted for various derivative liabilities resulting in a required restatement of our financial statements.  The Company concluded that an accounting error had been made in relation to the recording of derivative liabilities related to the conversion feature and associated warrants issued with convertible notes. U.S. GAAP requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations. As a result, the Company’s consolidated financial statements as of December 31, 2008 and March 31, 2009 have been restated to reflect the proper accounting treatment for such derivative liabilities.

As a result of the Company’s evaluations, it has taken, and is continuing to take steps to correct such weakness and control deficiencies in our disclosure controls and procedures and internal controls over financial reporting.  In June 2010, the Company hired a new Chairman of the Board and a new Chief Executive Officer.  In October 2010, the Company hired a new Vice President, General Counsel and Secretary with experience in public company reporting and corporate governance.  Currently our Chief Executive Officer is also acting as our Chief Financial Officer, although the Company has hired a consultant, the former CFO of the Company, to assist the Company in the accounting function and in the preparation of our financial statements and our SEC reports until we are able to hire a new Chief Financial Officer.  We have begun the search for a new CFO and hope to hire an experienced CFO within the next 90 days.

In addition, we have begun and intend to continue to implement certain new policies and procedures to improve the control environment and to implement controls and procedures that will ensure the integrity of our financial statement and disclosure preparation processes, such as:

a.    Seeking to recruit additional board members independent of management, including a person who qualifies as an Audit Committee Financial Expert;

b.    Establishing separate committees of the Board of Directors, including an audit committee, each with charters that set forth their powers and authority, and which grant such committees, among other things, authority to retain counsel and special or expert advisors of their own choice;

c.
Upon adequate funding, hiring additional staff, including accounting personnel, leading to more segregation of duties and enhanced accounting, reporting and oversight to enable a better control environment;

d.	Upon adequate funding, implementing accounting and other systems designed to enable a better control environment; and

e.	Establishing a Disclosure Committee responsible for considering the materiality of information and determining disclosure obligations on a timely basis.

Changes in Internal Control Over Financial Reporting

Except as set forth above, as a result of the evaluation completed by the Company’s management including its Chief Executive/Financial Officer, our management has concluded that there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary conduct of business, the Company is subject to periodic lawsuits, investigations and litigation claims, which the Company accrues for where appropriate. The Company cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against it.  As of September 30, 2010, the Company had the following material contingencies:

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

The SEC alleges that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC seeks as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Commission subsequently consolidated this action with another pending action involving former officers of the Company. The Commission has also moved to amend its complaint against the Company to include additional allegations of wrongdoing beginning in 2002, but such amendment did not add any new defendants. The Company has been vigorously defending itself in this action and in August/September 2010 the Company’s newly elected Chairman of the Board, Michael Clark, and its Chief Executive Officer, Glenn Estrella, met with representatives of the SEC to discuss a possible resolution of the matter.  Pursuant to those discussions, the Company has submitted an offer of settlement and is awaiting approval from the SEC of the proposal.

Hudson Bay Fund LP et al.

Hudson Bay Fund LP and Hudson Bay Overseas Fund Ltd. filed an action against the Company relating to the warrants attached to a Subscription Agreement between those entities and the Company. The Hudson Bay entities are seeking to reprice the warrants, increase the number of shares they can purchase pursuant to the warrants, certain equitable remedies, and unspecified damages. The Company has retained outside counsel and has filed an answer and affirmative defenses in the case. The plaintiffs filed a Summary Judgment Motion on which the parties are waiting for a ruling from the Court.  The Company intends to vigorously defend the action, but the outcome of the action cannot be predicted.

Former Consultants

Two lawsuits filed by Matthew Milo and Joseph Quattrocchi were concluded through a dismissal of all claims against the Company with the exception of one on which a judgment on a promissory note was entered against the Company in the amount of approximately $15,000.

Tsunami Communications v. GlobeTel

On March 3, 2006, Civil Action File No. 06-A-02368-5 was filed in Superior Court for Gwinnett County Georgia by Tsunami Communications and several of its former shareholders.  The Company asserted affirmative defenses and a trial was held in November 2009. By Order of the Court entered on September 2, 2010, a judgment was entered against Globetel and several other co-defendants for the breach by Sanswire Technologies, Inc. (“ST”) (a then unrelated party) of its asset purchase agreement with the plaintiff Tsunami based on a deemed de facto merger resulting from a subsequent asset purchase agreement between ST and Globetel.  As damages, Globetel was ordered to issue 530,015 shares of Common Stock to former shareholders of Tsunami and pay $229,180 to a former Tsunami shareholder with respect to two outstanding promissory notes.  The Court in its Order left open the issue of any award for attorneys fees for a later hearing.

Subsequent to the Order, the plaintiffs have filed a Motion for Reconsideration asking the Court to reconsider its decision to deny several of the plaintiffs’ claims.  In addition, plaintiffs are requesting the Court to reconsider and substantially increase the award of damages.  The Company is continuing to vigorously defend itself in this matter.

Peter Khoury

Former Company CEO Peter Khoury has filed an arbitration against the Company asserting claims for payment of amounts claimed to be due in connection with his services provided to the Company.  The Company intends to review and respond to the allegations and defend itself vigorously in this matter.

The DeCarlo Group

A demand has been received from the DeCarlo Group for over $400,000 claimed in connection with CFO and accounting services they assert they rendered to the Company.  The Company intends to review and respond to the allegations and defend itself vigorously in this matter.

IRS

During each of the three month periods ended September 30, 2010 and 2009, Sanswire incurred and reported to the Internal Revenue Service (“IRS”) payroll tax liabilities (and deposited the appropriate withholding amounts) during the normal course of business at each payroll cycle. During 2008, the Company reported its payroll tax liabilities on a timely basis, however, it failed to deposit the appropriate withholding amounts. These matters relate to liabilities associated with the Company’s subsidiaries that were run by old management, which have been shut down and are classified in discontinued operations. The Company recognized this issue and, accordingly, contacted the IRS to make arrangements to pay any taxes due. One such matter has been resolved with the IRS, and the Company currently estimates the amount involved in the second matter to be approximately $200,000.  The Company may be subject to additional penalties and interest from the IRS in connection with these payroll tax matters.

Michael Clark Escrow Funds

On September 29, 2010, the Company, Michael K. Clark, its Chairman of the Board, and Hinshaw & Culbertson LLP (“Hinshaw”) entered into that certain Escrow and Stock Purchase Agreement pursuant to which Clark agreed to provide $250,000, (the “Settlement Funds”) to be held in escrow by Hinshaw.  Those funds are being provided by Mr. Clark, pursuant to ongoing discussions with the Securities and Exchange Commission (“SEC”), to facilitate the Company’s effort and offer to settle pending litigation with the SEC.  The Company has offered the Settlement Funds to the SEC as part of a settlement offer in the amount of $300,000, of which $50,000 shall be funded directly by the Company.  Additionally, pursuant to the agreement, in the event a settlement is entered with the SEC whereby the Settlement Funds are utilized, then Clark and the Company will enter into a Stock Purchase Agreement whereby Clark will receive 4,000,000 shares of Common Stock of the Company in consideration for the Settlement Funds.

The Company provides indemnification, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent is or was serving at the Company’s request in such capacity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2010, the Company issued an aggregate of 9,298,065 shares of Common Stock for cash, the settlement of debt, board compensation, consulting agreements and for services to investors, board members, consultants and partners. Of the shares of Common Stock issued, 8,579,665 shares were issued for cash valued at $0.075, or $643,475 and 250,000 shares, or 2.7% were issued to insiders and affiliates as restricted securities under an exemption provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D, Rule 506, promulgated under the Securities Act of 1933. The Common Stock issued for cash was valued $0.075 while other issuances were valued at prices ranging from $0.075 to $0.08 per share, based on the closing market prices on the date the Board of Directors authorized the issuances. Subsequent to September 30, 2010, the Company has issued an aggregate of 5,651,743 shares of Common Stock of which 1,000,000 shares were issued for employment bonuses, 894,409 shares for the settlement of debt, 424,000 shares for services and 3,333,334 shares for $250,000.

The above securities were offered and issued in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act.  The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.  In certain issuances of Common Stock for cash, the Company paid a placement agent a fee of ten percent (10%) of the aggregate capital raised.

Item 6.  Exhibits

Exhibits	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Escrow and Stock Purchase Agreement, dated September 29, 2010, by and between Sanswire Corp., Michael K. Clark and Hinshaw & Culbertson LLP (1)
10.2	Agreement, dated September 30, 2010, by and between Sanswire Corp. and Rocky Mountain Advisors Corp. (2)

10.3	Agreement, dated September 30, 2010, by and between Sanswire Corp. and Jonathan Leinwand (2)

10.4	Agreement, dated September 30, 2010, by and between Sanswire Corp. and Daniyel Erdberg (2)

10.5	Employment Agreement, dated October 6, 2010, by and between Sanswire Corp. and Barbara Johnson

(1)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2010.
(2)	Incorporated by reference to the Current Report on Form 8-K Current Report filed with the Securities and Exchange Commission on October 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2010

SANSWIRE CORP.

By: /s/ Glenn D. Estrella
Name: Glenn D. Estrella Title: Chief Executive Officer, President, Chief Financial Officer and Treasurer (Principal Executive, Financial and Accounting Officer)

Index to Exhibits

Number	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Escrow and Stock Purchase Agreement, dated September 29, 2010, by and between Sanswire Corp., Michael K. Clark and Hinshaw & Culbertson LLP (1)
10.2	Agreement, dated September 30, 2010, by and between Sanswire Corp. and Rocky Mountain Advisors Corp. (2)

10.3	Agreement, dated September 30, 2010, by and between Sanswire Corp. and Jonathan Leinwand (2)

10.4	Agreement, dated September 30, 2010, by and between Sanswire Corp. and Daniyel Erdberg (2)

10.5	Employment Agreement, dated October 6, 2010, by and between Sanswire Corp. and Barbara Johnson

(1)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2010.
(2)	Incorporated by reference to the Current Report on Form 8-K Current Report filed with the Securities and Exchange Commission on October 12, 2010.