Form 10-K
period 2010-12-31
Sanswire Corp.
filed 2011-03-30
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-23532

SANSWIRE CORP.

(Exact name of Registrant as specified in its charter)

Delaware	88-0292161
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

State Road 405, Building M6-306A, Room 1400, Kennedy Space Center, FL 32815
(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number: (321) 452-3545

Securities registered under Section 12 (b) of the Exchange Act: None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock on June 30, 2010, the end of the registrant’s most recently completed second fiscal quarter, was approximately $32,742,463.  The number of shares of the registrant’s common stock outstanding as of March 21, 2011 was 329,852,704.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement (which is expected to be filed within 120 days after the registrant’s fiscal year end) relating to the registrant’s Annual Meeting of Stockholders to be held in June 2011 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Forward-Looking Statements and Risk Factors

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “would,” “might,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, beliefs, plans, projections, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the Notes to Consolidated Financial Statements for the year ended December 31, 2010, which are set forth in Part IV, Item 15(a) of this Annual Report.  The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof.  We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.  You should carefully review Part I, Item 1A “Risk Factors” and other documents we file from time to time with the Securities Exchange Commission.  A number of factors may materially affect our business, financial condition, operating results and prospects.  These factors include, but are not limited to, those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report.  Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results.  You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K, because these forward-looking statements are relevant only as of the date they were made.

ITEM 1. BUSINESS

General

Sanswire Corp. designs, develops, markets and sells technologically advanced autonomous lighter-than-air (LTA) unmanned aerial vehicles (UAVs) capable of carrying payloads that provide persistent security and/or wireless communications from air to ground solutions at low, mid and high altitudes.  Our airships, when integrated with electronics systems and other high technology payloads, are designed for use by government-related and commercial entities that require real-time intelligence, surveillance and reconnaissance or communications support for military, homeland defense, border control, drug interdiction, natural disaster relief and maritime missions.  References herein to the “Company,” “Sanswire,” “we” or “us” refer to Sanswire Corp. and, unless the context requires otherwise, its subsidiaries.  Our current principal office is at State Road 405, Building M6-306A, Room 1400, Kennedy Space Center, FL 32815, and our telephone number at that location is (321) 452-3545.  Our internet address is www.sanswire.com.

From 2002 to 2007, the Company was involved in the following businesses through various subsidiaries, all of which operations we have discontinued except the airship business:
•	stored value card services;
•	wholesale telecommunications services;
•	voice over IP;
•	wireless broadband; and
•	high altitude airships.

In 2007, we began focusing exclusively on the LTA UAV market opportunities through our wholly-owned subsidiary at the time, Sanswire Networks LLC. On September 22, 2008 we filed a Certificate of Merger with the Secretary of State of the State of Delaware pursuant to which our newly formed wholly-owned subsidiary, Sanswire Corp., a Delaware corporation, was merged into us. In connection with the new focus of the Company on the airship business and as a result of the filing of the Certificate of Merger, our corporate name was changed from GlobeTel Communications Corp. to Sanswire Corp.

Recent Developments

During 2010 and thus far in 2011, we have accomplished the following:

•
Completed construction and outfitting of a newly built, Company owned, 172,000 cubic foot hangar facility in Easton, Maryland to house our Argus One and SkySat LTA UAVs during continued development, testing, demonstrations and integration of systems and payloads.

•
Began the integration with our technical partner, Eastcor Engineering, of systems, payloads and specialized intelligence, surveillance and reconnaissance related electronic systems, advanced avionics packages and telemetry solutions provided to us by a defense based systems integrator collaborating with us, into a newly designed payload bay for our airship.

•
Sponsored the High Altitude and Near Space Conference in Colorado Springs, Colorado, an industry leading forum focused on the rapid development and growth of the near space market supported by major government related and commercial entities.  Michael Clark, our Chairman of the Board, gave the keynote address to open the conference and we were able to showcase our technology roadmap in the near space market.

•
Hired a new Vice President, General Counsel and Secretary, who was a former partner in several large law firms in Boston, Massachusetts and who has extensive expertise in public company reporting, operations, corporate governance, control procedures and ethics, to work with the Company’s Board of Directors and senior management team.

•	Moved our corporate headquarters to the Kennedy Space Center.
•	Settled all outstanding matters with the SEC thereby resolving the SEC’s outstanding lawsuit against GlobeTel.
•	Hired a new Chief Financial Officer and Treasurer with experience in public company reporting and financial, accounting and treasury functions as well as implementing corporate control environments.
•
Entered into a Settlement Agreement by and among the Company and TAO Technologies GmbH, Dr. Bernd-H Kroeplin and Global Telesat Corp., dated March 22, 2011 providing for, among other things, the termination of all existing agreements between the parties (the “Old Agreements”); the retention by TAO and Kroeplin of all cash and shares of our common stock previously paid to them; the shipping back to TAO by us of the old STS 111 (SD34) airship; the discharge of $2,474,753 in debt owed by us under the Old Agreements; and the winding down and dissolution of the joint venture, Sanswire-TAO Corp.

•
Filed a provisional patent application in the U.S. for a new unmanned, autonomous airship design with automated control for individual modules for improved flight stability and aerodynamic control based on technology developed for us by our technology partner, Eastcor Engineering.

•
Unveiled our new lighter-than-air unmanned aerial vehicle known as Argus One equipped with our newly developed proprietary stabilization system which autonomously controls the level of rigidity of the airship as it flies and its newly designed and integrated payload bay.

Business of Sanswire

Sanswire designs, develops, markets and sells autonomous lighter-than-air (LTA) unmanned aerial vehicles (UAVs) capable of integrating wireless technologies with various customer payloads to provide persistent security, intelligence, surveillance and reconnaissance (ISR) and broadcasting and communications solutions at low, mid and high altitudes. Our business focuses primarily on the design and development of innovative UAVs that provide situational awareness and other communications capabilities via the integration of wireless capabilities and customer payloads. We believe a very large market opportunity exists for lower cost UAVs that can fly on station for multiple days performing continuous remote sensing and communications relay missions in an affordable manner. Existing solutions such as communications satellites, manned aircraft, tethered aerostats or balloons and heavier-than-air fixed wing unmanned aircraft address some of this emerging demand, but either are imperfect in their capabilities and/or operate at relatively high financial and resource costs.

Products

We recently unveiled our new mid-altitude (10,000 to 20,000 foot) LTA UAV, the Argus One, which represents a new airship design and is equipped with our newly developed stabilization system that autonomously controls the level of rigidity of the airship in flight and an integrated payload bay capable of initially carrying up to approximately 30 pounds of high technology sensors, cameras or electronics packages.  Argus One is an unmanned autonomous airship with automated control for individual body modules for improved flight stability and aerodynamic control.  The design features the ability to control the rigidity between each module and the ability to pivot.  The modules are operated by microcontrollers based on aerodynamic requirements.  The airship’s altitude, overall response and handling characteristics and flight control utilizes a system of ballonets contained within each individual module, thereby creating a dynamically adjustable airship.  The design of the Argus One differs significantly from many of the LTA rigid platforms that have been in operation for over a century.

The Argus One, named after the Greek god Argus who was the all seeing god with one hundred eyes, is designed to be a customer’s “eyes in the sky” even in remote locations.  It is designed to meet certain requirements for ISR applications for U.S. military and other governmental agencies.  Argus One is designed to fly over areas of interest for extended durations carrying various payloads intended to allow for ISR, communications and other applications.  Argus One was specifically developed by Sanswire using U.S. technologies that take advantage of the microelectronics and command and control technologies protected under the International Traffic in Arms Regulation (ITAR) for potential U.S. government and commercial customers.  The Argus One can wirelessly transmit critical live video and other information generated by its payload of electro-optical or infrared sensors, cameras or other high technology electronics directly to a ground control station or system.  The ground control system allows the operator to control the Argus One either manually or remotely by programming it for GPS–based autonomous navigation using operator-designated waypoints.

We believe the Argus One has significant competitive advantages over the existing manned aircraft, heavier-than-air fixed wing UAVs, tethered aerostats and balloons, or low orbit satellite alternatives.  The Argus One has a flexible, non-rigid envelope which allows for easy storage and transport to remote locations. There is no need for large hangars or airport infrastructure, as the Argus One can be assembled and tactically launched in hours from virtually anywhere, including remote, mountainous territory.  The Argus One is designed to have a several day endurance capability and can stay on station with its module designed body, propulsion system and its sensor operated rigidity stabilization system, even in rough weather. The Argus One has a low radar footprint making it virtual stealth since the payload bay located on the forward module of the airship is the only radar reflecting material on the airship.  Combined with the fact that the Argus One has significantly lower acquisition, maintenance and operation costs as a result of the above characteristics when compared especially to manned airships and fixed-wing UAVs, we believe the Argus One provides government and commercial customers a different alternative for their UAV needs.

We are continuing the development of our UAV technologies as they relate to the Argus One and future airships and we have begun testing of the Argus One airship in Easton, MD.  We plan to do extended testing of the Argus One at different altitudes and weather conditions over the next several months both in Easton and at other locations as well as demonstrating the capabilities of the Argus One to potential customers.  The objective of such testing is to further advance the technological capabilities of the Argus One airship using the data gathered from the tests.

We are also focused on the development of a mid-altitude airship that features a semi-rigid, cigar based, non-modulating design which we call the SkySat.  The SkySat airship is a traditional airship design that complements the Argus One family of airships and is designed to carry heavier payloads for longer durations.  We believe there is a market for airships like the SkySat with customers who prefer a conventional UAV design for various ISR applications.

We plan on designing and developing larger LTA UAVs, based on the design of and building on the technologies incorporated in the Argus One, to extend the endurance of and increase the payload capacity on the airships as well as to increase the altitude at which these airships perform.  Using and enhancing upon the technologies developed for the Argus One line of airships, we ultimately believe we will be able to develop a high altitude airship (HAA, or as it is also referred, a High Altitude Platform (HAP) or a high altitude long endurance airship (HALE)) that will be designed to stay on location in the stratosphere for durations of 30 days or more.  The “sweet spot” in the stratosphere for UAVs is 65,000 feet since it is at this altitude that a UAV is above the jet stream and thus optimal wind conditions exist that allow the UAV to stay on station for extended periods with minimal power usage.  HAAs could provide commercial and governmental customers advanced seamless wireless broadband capabilities without the need for satellites, terrestrial lines or towers.  Better line of sight and signal strength also result from such an aerial platform thus improving sound quality and reliability, in addition to the fact that HAA technology would eliminate the environmental and bureaucratic impediments to the building of land-based infrastructure.  Such an HAA also solves the infrastructure issues that plague many parts of the world, including the so-called “last mile” issues (building expensive ground based infrastructure for very low density areas).

We are focused on the ultimate design and development of such a HAA that will be based on the same technologies and design structure incorporated in our Argus One line of airships.  To date, no one has developed and commercially sold a HAA, and while we expect significant technological challenges, we believe that the airship design of our Argus One will allow us to develop a HAA that will be able to travel through the jet stream and sit on station in the stratosphere for very long durations.  We refer to our future Argus One-like HAA as the StratelliteTM as it offers the functionality of a satellite in the stratosphere.

Market

We believe more than 9,000 UAVs are expected to be purchased over the next ten years by the U.S. military.  Over $2 billion in lighter-than-air UAV contracts have been issued solely from the Department of Defense.  These market numbers relate solely to the U.S. military market and thus do not include any demand from other U.S. governmental agencies (such as Homeland Security, DEA, FEMA), international customers or commercial entities making the market for our UAVs significantly larger even than the numbers set forth above.  The commercial markets for our UAVs, however, will only open once rules are established for the safe and effective operation of UAVs in national airspace, which is regulated by the Federal Aviation Administration (FAA).

The market for our UAVs has grown significantly over the last several years, especially following the terrorist attacks of September 11, 2001 due to the demands associated with the current global threat environment.  The military following the Cold War was transformed into a smaller, more agile fighting force in need of a network of technologies to provide improved observation, communication and precision targeting of combat troop locations, which are often embedded in dense population centers or dispersed in remote locations.  Our Argus One airship is intended to provide critical observation and communications capabilities serving the increased demand for ISR, including real-time tactical reconnaissance, tracking, combat assessment and geographic data, while reducing the risks to our U.S. troops in theatre.  The ability to observe adversaries on a continuous basis in all manner of locations with high-resolution cameras, sensors and other electronic equipment remains a critical need for our military.

The market for our Argus One family of mid-altitude airships and the SkySat UAVs relates to the following applications, among others:

Government:

•	International, Federal, state and local governments as well as US and foreign government agencies, including DoD, DEA, Homeland Security, Customs
–	Military
–	Intelligence, reconnaissance and surveillance
–	Border monitoring
–	Drug enforcement
–	High value asset tracking

Commercial Applications:

•	Mobile communications system
•	ISR platform
•	Natural disaster instant infrastructure
•	Nautical tracking for maritime shipping companies
•	Oil pipeline monitoring
•	Fleet vehicle diagnostic, maintenance, fuel theft, tracking
•	Fleet generator operation diagnostic tracking
•	Power grid infrastructure management

•	Solar power infrastructure management
•	Local vegetation production facility monitoring

The market for the Stratellite is different than the market for our mid-altitude UAVs and is potentially much larger.  The Stratellite is a high altitude long endurance airship intended to populate “near space” with telecommunications capability.  A presence in near space with high tech sensors and communications suites offers enormous potential for both commercial and government applications.  Whether hovering at 65,000 feet or flying a variety of mission profiles, the Stratellite offers many of the features of satellites with cost savings, refurbishment ability, and the opportunity for regular system upgrades.  The ability to promptly provide a communications infrastructure platform to locations where it is lacking either as a result of natural disaster or financial constraints is a critical need for both governmental and commercial customers.

The need for information-transmission in the future performed by HAAs or HALEs is vast and is especially critical in the following applications:

•	Mobile broadband communications
•	Emergencies or use in disaster areas
•	Marine radio service
•	New traffic engineering systems
•	Weather observation
•	Water surveillance (pollution)
•	Ozone and smog monitoring
•	Radiation monitoring (UV and radioactive)
•	Astronomic and terrestrial observation
•	Documentation of conditions in the upper atmosphere
•	Border control, coastal surveillance
•	Private communication services e.g. cellular phones
•	Transmission of radio- and television programmers

Competition

        We believe that the principal competitive factors in the markets for our airships include product performance, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, integration with existing equipment, quality, reliability, customer support, brand and reputation.  The current market competitors to LTA UAVs like our Argus One line of airships are not only other LTA UAVS, but also manned aircraft, heavier-than-air fixed wing unmanned aircraft, tethered aerostats and balloons, and low earth orbit satellites.

        The markets for our mid- and high-altitude products are evolving rapidly and subject to changing technologies, shifting customer needs and expectations, and the potential introduction of new products.  Nearly all mid-altitude UAVs operating today are fixed wing, heavier-than-air platforms.  Existing contractors that provide mid-altitude long endurance UAVs include Northrop Grumman with its Global Hawk, General Autonomics Aeronautical Systems with its Predator and Reaper, L-3 Communications with its Mobius and Elbit Systems with its Hermes aircraft. Several large aerospace and defense contractors are pursuing this market opportunity with proposed long duration heavier-than-air fixed wing UAVs, including The Boeing Company, QinetiQ, Aurora Flight Sciences, Lockheed Martin and Northrop Grumman. Companies pursuing LTA UAVs as a solution for this market include Lockheed Martin, Northrop Grumman and Raytheon. Companies pursuing low earth orbit satellites as a solution for this market include The Boeing Company, Lockheed Martin, General Dynamics, the European Aeronautic Defence and Space Company, Ball Aerospace Technologies and Orbital Sciences. The market for high altitude long endurance UAVs is in its early stages of development and to date, no one has developed an operational HAA. As a result, this category is not well defined and is characterized by multiple potential solutions.

A number of our competitors have received considerable funding from government or government-related sources to develop and build a mid- or high-altitude UAV.  Most of these organizations and many of our other competitors have greater financial, technical, manufacturing, marketing and sales resources and capabilities than we do. We anticipate increasing competition as a result of defense industry consolidation, which has enabled companies to enhance their competitive position and ability to compete against us.  In addition, other companies may introduce competing airships or solutions based on alternative technologies that may adversely affect our competitive position.  As a result, our products may become less or non-competitive or obsolete.

Technology, Research and Development

We develop technology utilizing relationships with partners who specialize in the design and development of technology related to our products. We currently rely exclusively on our technical partner, Eastcor Engineering, for the development and commercialization of our airships. We currently have no technical personnel as employees of the Company responsible for this function.  We expect this to change as we progress and begin to sell our airships and plan on developing an internal research and development capacity to work with and complement our technological partners in the coming year. While we believe the relationship with Eastcor to be very strong, there is no assurance that it will always remain so. If this relationship were to break down or terminate or if we were to lose the services of Eastcor, since we do not have an alternative technical partner, it would cause a significant delay in our ability to continue to develop, manufacture and sell our airships, postpone commercial revenue to the Company and increase the costs related to such development and commercialization.

The technology for the Argus One was developed for Sanswire under contract by Eastcor Engineering, a U.S. Department of Defense prime contractor, specializing in high technology engineering products and services.  The Argus One was specifically developed in the U.S. using technologies that take full advantage of the microelectronics and command and control technologies protected under the International Traffic in Arms Regulations for potential U.S. governmental customers.

We previously had a technology relationship with TAO Technologies GmbH of Stuttgart, Germany.  In large part as a result of concerns with the ITAR requirements and the nature of our intended initial customers, we refocused our efforts on establishing relationships with research and development and flight facilities in the U.S. for development of the Argus One line of airships.  As a result of this refocused business strategy, on March 22, 2011 we entered into a Settlement Agreement with TAO, Dr. Bernd-H Kroeplin and Global Telesat Corp pursuant to which the parties agreed, among other things:

•	To terminate all existing agreements between the parties (the “Old Agreements”);
•	That TAO and Dr. Kroeplin are to keep all cash and shares of our Common Stock previously paid to them and we are to ship back to TAO the old STS 111 (SD34) airship;
•	To discharge $2,474,753 in debt owed by us under the Old Agreements;
•	To cooperate to wind down and dissolve the joint venture, Sanswire-TAO Corp.;
•	To negotiate the potential terms of a revised relationship among the parties for the next 60 days;
•	To a mutual non-disparagement clause and a mutual release and covenant not to sue for any claim related to the Old Agreements and for any claim that may exist currently;
•
We warranted that, to our knowledge, we are not using any trade secret rights of TAO or Dr. Kroeplin and that we will not intentionally develop products that use any trade secret rights of TAO or Dr. Kroeplin, nor will we intentionally infringe any patent of TAO or Dr. Kroeplin in any country where such patent is valid; and

•	That the parties will not use the name, logo or trademarks of any of the parties in any commercial activity or promotional or advertising materials, including on its website.

We are currently in discussions with TAO to potentially develop a mutually beneficial relationship for future efforts.

Our research and development efforts are entirely focused on our LTA UAV product line.  Unlike many of our competitors who are focused solely on development of a HAA, we have adopted a spiral or staged development approach that allows for similar technology to be tested and matured on LTA UAVs designed for low- and mid-altitudes, as we continue to develop our Stratellite HAA.  Our research and development activities are focused, among other things, on envelope design and construction, propulsion systems, solar/fuel cell capabilities, payload and systems integration, sensor stabilization, automated modular controls for aerodynamic stability and other related technologies.  The focus of our development of our airships is to achieve the goal of persistence with regard to its vulnerability to the environment, its ability to accept different payloads and perform differing missions, maintaining sufficient power for both longevity and agility, sufficient payload capacity consistent with altitude and payload configuration, and both technical and engineering design to enable prolonged on-station operations.  The operational platform mobility and its capability to sustain the rigors of varying environments have profound implications to overall platform mission operations.  These attributes are mission agility, tactical responsiveness, all weather operations, airspace management, and area of coverage.

We spent $2,162,837 on research and development in 2010.

Partners

In addition to the technological partnership we have with Eastcor Engineering, we have a strong and long-standing relationship with Global Telesat Corp. (GTC), a leading provider of satellite-based asset tracking and monitoring services for governments and commercial users.  In 2010 GTC purchased a 50% interest in a SkySat UAV and has an option to purchase the remaining 50% through the end of 2011.  GTC has also made equity investments in us with the proceeds being used to fund research and development of our airships and possible solutions combining GTC’s satellite simplex data transmissions systems and tracking devices with our airships to provide persistent, autonomous, global aerial monitoring and tracking solutions for infrastructure and assets, as well as to allow data communications in areas of the world not yet covered by satellite ground stations.

We have a technological relationship with L-3 Communications (C2S2 Division), a prime contractor in command, control and communications, intelligence, surveillance and reconnaissance, government services, aircraft modernization and maintenance and electronic systems.  Sanswire and C2S2, along with Eastcor Engineering, are collaborating on preparation of the Argus One airship for additional testing and demonstrations to potential Government customers.  Initially, C2S2 will serve as the systems integrator and operator of our Argus One UAV and we will use their ground stations.

Intellectual Property

Our success and ability to compete depends on our ability to develop and maintain our intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. We have filed one provisional patent in the U.S. for an unmanned autonomous airship with automated control for individual modules for improved flight stability and aerodynamic body control.  As our development of the Argus One line of airships continues, we intend to expand and strengthen our portfolio of intellectual property by relying on patents, trade secrets, copyrights, trademarks, non-disclosure agreements and other contractual provisions. We have applied for trademark registration on the name Stratellite.  In certain cases, when appropriate, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection in order to preserve confidentiality.  All of our employees are subject to non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights.

Dependence on a Few Customers and Regulatory Matters

We believe that our products will at least initially be sold to a limited number of U.S. government and government-related entities. We anticipate that the majority of our revenue at least in the foreseeable future will come from U.S. government and government-related entities, including both the Department of Defense and other departments and agencies.  Government programs that we may seek to participate in must compete with other programs for consideration during Congress’ budget and appropriations hearings, and may be affected by changes not only in political power and appointments but also general economic conditions and other factors beyond our control.  Reductions, extensions or terminations in a program that we are seeking to participate in or overall defense spending could adversely affect our ability to generate revenues and realize any profits.  We cannot predict whether potential changes in security, defense and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact our ability to generate revenues.

We have not yet been qualified to be a contractor, and have done no business yet, with the U.S. Government and if we fail to so qualify, our ability to generate revenues would be severely affected. If we do so qualify, to do business with the U.S. government, we will be required to comply with and will be affected by laws and regulations relating to the award, administration and performance of U.S. contracts.  Government contract laws and regulations affect how we will do business with our customers, and in some instances, will impose added costs on our business.  A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of any then existing contracts or the inability to bid on future contracts.

Our UAVs are subject to regulation by the FAA, which currently does not allow any untethered flights by UAVs in commercial airspace in the U.S. and is evaluating how to address such flights by UAVs in U.S. commercial airspace. We do not know if or when these regulations may change.  If the FAA continues to prohibit flights by UAVs, our ability to generate revenues may be significantly adversely affected.  We believe our reliance on the U.S. government and government-related entities as our primary customers will change dramatically once the FAA determines the rules and regulations required for the safe flight and operation of UAVs in our national airspace, since we will then be able to sell our airships to a much broader commercial market where the demand is increasing rapidly.

International sales of our products may also be subject to U.S. laws, regulations and policies like the United States Department of State restrictions on the transfer of technology, ITAR and other export laws and regulations and may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities.   This may limit our ability to sell our airships abroad and the failure to comply with any of these regulations could adversely affect our ability to conduct our business and generate revenues as well as increasing our operating costs.  Our UAVs may also be subject to regulation by the National Telecommunications and Information Administration and the Federal Communications Commission which regulate wireless communications.

Sources and Availability of Components

Certain materials and equipment for our LTA UAVs, such as the envelope and the gas bags are custom made for those products and are dependent upon either a single or limited number of suppliers. Failure of a supplier could cause significant delays in delivery of the airships if another supplier cannot promptly be found or if the quality of such replacement supplier’s components are inferior or unacceptable.

Employees

As of March 21, 2011, we have 4 full-time employees, including our executive officers. We do not believe that we will have difficulty in hiring and retaining qualified individuals for our general operations. We believe that our relations with our employees are good.  None of our employees are represented by a collective bargaining agreement, nor do we have collective bargaining arrangements with any of our employees.

Available Information

We are subject to the informational and disclosure requirements pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act).  We file periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC).  Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.  All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Financial and other information about Sanswire, including our Code of Ethics and Business Conduct, is available on our website (www.sanswire.com).  We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished to the SEC pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.  Information on our website is not part of this Annual Report on Form 10-K or any other securities filings of ours unless specifically incorporated by reference herein or therein.  All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements unless required.

ITEM 1A. RISK FACTORS

The following important factors could cause our actual business and financial results to differ materially from our current expectations, estimates, forecasts, and projections.  These forward-looking statements contained in this Annual Report on Form 10-K or made elsewhere by management from time to time are subject to important risks, uncertainties and assumptions, which are difficult to predict.  The risks and uncertainties described below or incorporated herein by reference are not the only risks and uncertainties facing us.  Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition and liquidity.  Our business is also subject to general risks and uncertainties that affect many other companies.  These risks should be considered carefully along with the other information contained or incorporated herein by reference.

Risks Related to Our Business and Industry

We need to raise a significant amount of additional capital to continue our operations and such capital may be costly and difficult to obtain.

We need to raise significant additional capital in order to meet our cash requirements to fully implement our business plan and continue our operations during the next twelve months.  As of December 31, 2010, we only had $29,491 of cash and cash equivalents, we had negative working capital of $19,363,277 and we had a net loss of $9,796,010.  We expect to use the funds raised, if any, to expand and accelerate our research and development efforts, increase our manufacturing facilities, hire additional sales and other personnel, implement additional corporate governance measures, attract independent board members and for other operating activities.  We will, as we deem necessary and prudent, continue to seek to raise additional capital through various financing alternatives, including the private or public sale of equity or debt securities, bank financing or corporate partnering arrangements.  We currently have a funding commitment letter for $1.5 million from a third party, but it is subject to a number of conditions and we cannot assure you that this funding will occur.  We do not have any other firm commitments for additional capital from third parties or from our officers, directors or shareholders.  Although our officers and directors or their affiliates have in the past provided us with or helped us obtain capital, they are not legally bound to do so.  We may not be able to raise additional capital on terms acceptable to us or at all.   In order to attract new investors and raise additional capital, we may be forced to provide rights and preferences to new investors that are not available to current stockholders and that may be adverse to existing investors.  If we do not receive adequate additional financing on terms satisfactory to us on a timely basis, or at all, we would not be able to meet our cash payment obligations or fully implement our business plan.  We would likely also have to delay, curtail, scale back or terminate some or all of our operations that could hurt our future performance, prematurely sell some or all of our assets on undesirable terms, merge with or be acquired by another company on unsatisfactory terms, or possibly shut down our operations.

We may not have enough authorized shares of Common Stock available to continue to fund our operations.

Based on our current capitalization, Sanswire has only approximately 4,147,583 shares of Common Stock available to raise additional capital to finance its operations; pay outstanding debts, judgments, settlements and other obligations; recruit, retain and motivate its employees, directors, consultants and advisers; satisfy any future obligations triggered by a dilutive issuance; or for any other future issuance. Virtually the entire Company’s authorized 500,000,000 shares of Common Stock is outstanding or specifically reserved for other existing obligations.  In addition to selling either Common Stock or securities convertible into Common Stock as a way to fund Sanswire’s operations, the Company has historically issued shares of its Common Stock to satisfy debt and other obligations, as well as to compensate its employees and directors so as to preserve available cash for use in its research and development efforts. Furthermore, the Company would not be able to afford to make payment of all of these obligations in cash unless it is able to raise additional funds. Without stockholder approval of the Amended and Restated Certificate of Incorporation to be voted on at the Company’s upcoming Annual Meeting of Stockholders which increases Sanswire’s authorized Common Stock, the Company believes it would be virtually impossible for Sanswire to raise sufficient additional cash to cover the cash payments that would be required to satisfy its existing obligations and to fund its development and corporate operations. If the Company does not receive an adequate amount of additional financing in the future or such financing does not occur on a timely basis, Sanswire will be required to curtail its expenses by reducing research and development efforts or by taking other steps that could hurt its future performance, including but not limited to, the premature sale of some or all of the Company’s assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of the Company’s operations.

We have a history of operating losses that we anticipate will continue for the foreseeable future.

We have a history of losses from operations and we anticipate that for the foreseeable future, we will continue to experience losses from operations.  Those losses have resulted principally from costs incurred in our research and development efforts, and from general and administrative costs associated with our business.  We had a net loss from continuing operations of $9,786,228 during 2010 and a net loss from continuing operations of $9,414,507 during 2009.  Our accumulated deficit through December 31, 2010 was $144,513,099.  We expect to continue to incur net losses from operations for the next several quarters if not for all of 2011 as we continue to develop and seek to commercialize our products.

Our independent auditors have issued a report stating that there is substantial doubt relating to our ability to continue as a going concern, which may impair our ability to raise additional financing.

The report of our independent auditors contained in our consolidated financial statements for the years ended December 31, 2010 and 2009 explains that we have incurred substantial operating losses and  raises substantial doubt about our ability to continue as a going concern. Analysts and investors view reports of independent auditors questioning a company’s ability to continue as a going concern unfavorably. This report may make it difficult for us to raise additional debt or equity financing necessary to continue our business operations and the development of our airships. Potential investors should review this report before making a decision to invest in the Company.

We have incurred substantial indebtedness and may be unable to service our debt.

Our indebtedness at December 31, 2010 was $18,069,685.  A portion of such indebtedness reflects judicial judgments against us that could result in liens being placed on our bank accounts or assets.  Pursuant to a Settlement Agreement entered into on March 22, 2011, $2,474,753 of this indebtedness was discharged.  We are reviewing our ability to further reduce this debt level due to the age and/or settlement of certain payables but we may not be able to do so.  This level of indebtedness could, among other things:
•	make it difficult for us to make payments on this debt and other obligations;
•	make it difficult for us to obtain future financing;
•	require us to redirect significant amounts of cash from operations to servicing the debt;
•	require us to take measures such as the reduction in scale of our operations that might hurt our future performance in order to satisfy our debt obligations; and
•	make us more vulnerable to bankruptcy or an unwanted acquisition on terms unsatisfactory to us.

We rely exclusively on our technical partner, Eastcor Engineering, for the development and commercialization of our products.

We currently rely exclusively on our technical partner, Eastcor Engineering, for the development and commercialization of our airships.  We currently have no technical personnel as employees of the Company. While we believe the relationship with Eastcor to be very strong, there is no assurance that it will always remain so. If this relationship were to break down or terminate or if we were to lose the services of Eastcor, since we do not have an alternative technical partner, it would cause a significant delay in our ability to continue to develop, manufacture and sell our airships, postpone commercial revenue to us and increase the costs related to such development and commercialization. Pursuant to a Settlement Agreement, we recently terminated all the existing agreements we had with TAO Technologies, our former technology partner, and are in the process of dissolving the joint venture we had with TAO.  We are currently discussing with TAO a potential future relationship, but there can be no assurance that a future relationship will exist or what the terms of such a relationship could be.

Product development is a long, expensive and uncertain process.

The development of LTA UAVs is a costly, complex and time-consuming process, and the investment in product development often involves a long wait until a return, if any, is achieved on such investment.  We make and will continue to make significant investments in research and development relating to our airships.  Investments in new technology and processes are inherently speculative. We have experienced numerous setbacks and delays in our research and development efforts and may encounter further obstacles in the course of the development of additional technologies and products.  We may not be able to overcome these obstacles or may have to expend significant additional funds and time. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, may substantially increase the costs of development, and may negatively affect our results of operations.

Successful technical development of our products does not guarantee successful commercialization.

We may successfully complete the technical development for one or all of our product development programs, but still fail to develop a commercially successful product for a number of reasons, including among others the following:

•	failure to obtain the required regulatory approvals for their use;
•	prohibitive production costs;
•	competing products;
•	lack of innovation of the product;
•	ineffective distribution and marketing;
•	lack of sufficient cooperation from our partners; and
•	demonstrations of the airships not aligning with or meeting customer needs.

We have not yet sold any of our airships in the commercial marketplace and our success in the market for the products we develop will depend largely on our ability to prove our airships’ capabilities.  Upon demonstration, our airships may not have the capabilities they were designed to have or that we believed they would have.  Furthermore, even if we do successfully demonstrate our airships’ capabilities, potential customers may be more comfortable doing business with a larger, more established, more proven company than us. Moreover, competing products may prevent us from gaining wide market acceptance of our products.  Significant revenue from new product investments may not be achieved for a number of years, if at all.

Our potential customers are likely to be government or government-related entities that are subject to appropriations by Congress and reduced funding for defense procurement and research and development programs would likely adversely impact our ability to generate revenues.

We anticipate that the majority of our revenue at least in the foreseeable future will come from U.S. government and government-related entities, including both the Department of Defense and other departments and agencies.  Government programs that we may seek to participate in must compete with other programs for consideration during Congress’ budget and appropriations hearings, and may be affected by changes not only in political power and appointments but also general economic conditions and other factors beyond our control.  Reductions, extensions or terminations in a program that we are seeking to participate in or overall defense spending could adversely affect our ability to generate revenues and realize any profits.  We cannot predict whether potential changes in security, defense and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact our ability to generate revenues.

We may not qualify as a U.S. government contractor, and if we do, we will be subject to a number of procurement rules and regulations.

We have not yet been qualified to be a contractor, and have done no business yet, with the U.S. Government and if we fail to so qualify, our ability to generate revenues would be severely affected. If we do so qualify, to do business with the U.S. government, we will be required to comply with and will be affected by laws and regulations relating to the award, administration and performance of U.S. contracts.  Government contract laws and regulations affect how we will do business with our customers, and in some instances, will impose added costs on our business.  A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of any then existing contracts or the inability to bid on future contracts.

Our airships are subject to significant governmental regulation that could significantly increase our research and development costs and could limit our ability to generate revenues.

Our airships are subject to regulation by the Federal Aviation Administration (FAA), which currently does not allow any untethered flights by UAVs in commercial airspace in the U.S. and is evaluating how to address such flights by UAVs in U.S. commercial airspace. This increases our costs of research and development by requiring us to procure access to restricted airspace for our testing and demonstrations of our airships.  We do not know if or when these regulations may change.  If the FAA continues to prohibit flights by UAVs, our ability to generate revenues may be significantly adversely affected.  International sales of our products may also be subject to U.S. laws, regulations and policies like the International Traffic in Arms Regulations (ITAR) and other export laws and regulations and may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities.   If we are not allowed to export our airships or the clearance process is burdensome, our ability to generate revenue would be adversely affected.  The failure to comply with any of these regulations could adversely affect our ability to conduct our business and generate revenues as well as increasing our operating costs.

The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnity.

We develop and sell products where insurance or indemnification may not be available, including:

•
Designing, developing and producing products using advanced and unproven technologies and airships in intelligence and homeland security applications that operate in high demand, high risk situations; and

•	Designing developing and producing products to collect, distribute and analyze various types of information.

Failure of our airships could result in loss of life or property damage.  Certain products may raise questions with respect to issues of civil liberties, intellectual property, trespass, conversion and similar concepts, which may raise new legal issues.  Indemnification to cover potential claims or liabilities resulting from a failure of technologies developed or deployed may be available in certain circumstances but not in others.  We are not able to maintain insurance to protect against all operational risks and uncertainties.   Substantial claims resulting from an accident, failure of our product, or liability arising from our products in excess of any indemnity or insurance coverage (or for which indemnity or insurance is not available or was not obtained) could harm our financial condition, cash flows, and operating results.  Any accident, even if fully covered or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively.

We compete with companies that have significantly more resources than us and already have government contracts for the development of an airship.

A number of our competitors have received considerable funding from government or government-related sources to develop and build a mid- or high-altitude UAV.  Most of these organizations and many of our other competitors have greater financial, technical, manufacturing, marketing and sales resources and capabilities than we do.  Our products will compete both with not only other lighter-than-air UAVs but also with heavier-than-air fixed wing aircraft, manned aircraft, communications satellites, and tethered aerostats and balloons.  We anticipate increasing competition as a result of defense industry consolidation, which has enabled companies to enhance their competitive position and ability to compete against us.  In addition, other companies may introduce competing airships or solutions based on alternative technologies that may adversely affect our competitive position.  As a result, our products may become less or non-competitive or obsolete.  If we are not able to compete successfully against our current and future competitors, we may fail to generate revenues and our financial condition would be adversely affected.

We are subject to a number of lawsuits that could result in material judgments against us.

We are defendants in a number of litigation matters and are subject to various other claims and demands mostly related to the operation of the Company’s business by prior management.   These matters may divert financial and management resources that would otherwise be used to benefit our operations.  We intend to aggressively defend ourselves in each of these proceedings but no assurances can be give that the results of these matters will be favorable to us. An adverse resolution or outcome of any of these lawsuits, claims or demands that cannot be predicted with certainty could adversely affect our business and financial condition.  Any claims and litigation, even if fully reserved or insured for, could negatively impact our reputation among our customers and the public and make it more difficult for us to raise capital, secure contracts or to compete effectively.

If we fail to protect our intellectual property rights, we could lose our ability to compete in the marketplace.

Our intellectual property and proprietary rights are one of the keys to our performance and ability to remain competitive and are necessary for the success of our products and our business. Patent protection can be limited and not all intellectual property is or can be patented. We rely on a combination of patent, trademark, copyright, and trade secret laws as well as confidentiality agreements and procedures, non-compete agreements and other contractual provisions to protect our intellectual property, other proprietary rights and our brand.  We have little protection when we must rely on trade secrets and nondisclosure agreements.  Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors. Furthermore, our competitors may independently develop technologies and products that are substantially equivalent or superior to our technologies and/or products, which could result in decreased revenues.  Moreover, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights which could result in substantial costs to us and substantial diversion of management attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products.  Our inability to adequately protect our intellectual property rights could adversely affect our business and financial condition, and the value of our brand and other intangible assets.

Other companies may claim that we infringe their intellectual property, which could materially increase our costs and harm our ability to generate future revenue and profit.

We do not believe our airship technologies infringe the proprietary rights of any third party, but claims of infringement are becoming increasingly common and third parties may assert infringement claims against us.  It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third parties.  If we are required to obtain licenses to use any third party technology, we would have to pay royalties, which may significantly reduce any profit on our products.  In addition, any such litigation could be expensive and disruptive to our ability to generate revenue or enter into new market opportunities.  If any of our products were found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products altogether.

If we are unable to recruit and retain key management, technical and sales personnel, our business would be negatively affected.

For our business to be successful, we need to attract and retain highly qualified technical, management and sales personnel.  As of March 21, 2011 we employed four employees and relied heavily on outside partners and contractors.  The failure to recruit additional key personnel when needed with specific qualifications and on acceptable terms might impede our ability to continue to develop, commercialize and sell our products.  To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees.  The loss of any members of our management team may also delay or impair achievement of our business objectives and result in business disruptions due to the time needed for their replacements to be recruited and become familiar with our business.  We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

We may make future acquisitions or enter into joint ventures that are not successful, which could seriously harm our business.

We entered into a joint venture in 2008 with our then technology partner TAO Technologies.  Although we continue to discuss a potential future relationship, pursuant to the terms of a Settlement Agreement, we have terminated all of the agreements between us and TAO and we are in the process of unwinding the joint venture.  In the future, we could acquire additional products, technologies or businesses, or enter into joint ventures for the purpose of complementing or expanding our business.  Negotiation of potential acquisitions or joint ventures and our integration of acquired products, technologies or businesses could divert management’s time and resources.  Future acquisitions could cause us to issue equity securities that would dilute existing stockholders, incur contingent liabilities, amortize intangible assets, or write off in-process research and development and other acquisition-related expenses that could have a material adverse affect on our business.  These future acquisitions or joint ventures may not result in their anticipated benefits and we may not be able to properly integrate acquired products, technologies or businesses, with our existing products and operations or combine personnel and cultures.  Failure to do so could deprive us of the intended benefits of those acquisitions.

The control deficiencies in our internal control over financial reporting may until remedied cause errors in our financial statements or cause our filings with the SEC to not be timely.

We have identified control deficiencies in our internal control over financial reporting as of the evaluation done by management as of December 31, 2010.  If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the consolidated financial statements contained in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with GAAP for each of the periods presented.  We are implementing additional corporate governance and control measures to strengthen our control environment, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud.  We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

Risks Related To Ownership of Our Common Stock

Market volatility and fluctuations in our stock price and trading volume may cause sudden decreases in the value of an investment in our common stock.

The market for our common stock is illiquid and subject to wide fluctuations in response to a number of factors, including, but not limited to:

•	limited numbers of buyers and sellers in the market;
•	actual or anticipated variations in our results of operations;
•	our ability or inability to generate new revenues;
•	the development of our products; and
•	increased competition or technological innovations or new products by competitors.

The market price of our common stock has historically been, and we expect it to continue to be, volatile.  The price of our common stock has ranged from between $0.04 to $0.12 in the year ended December 31, 2010.  In addition to the extremely volatile nature of the stock market, our stock price has been affected by our own public announcements regarding such things as financings and product development.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance which include stock market fluctuations, general economic, political and overall global market conditions, such as recessions, interest rates or international currency fluctuations, in addition to market conditions in our industry. Consequently, events both within and beyond our control may adversely affect the market price and liquidity of our common stock.

In addition, sales of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares.  As of March 21, 2011, we had approximately 21,000 stockholders, many of whom have held their shares for the required holding periods under Rule 144 promulgated pursuant to the Securities Act and thus would hold freely tradable shares.  The actual or anticipated resale by our stockholders of such shares may depress the market price of our common stock as could bulk sales of shares of our common stock in a short period of time.

Future equity or convertible debenture financings will result in additional dilution of the ownership interest of our existing investors and may have an adverse impact on the price of our common stock.

We expect that we will need to raise additional capital in the future to continue our operations. Historically the primary source of the additional capital we have raised has been equity and convertible debentures, and we expect that equity-related instruments will continue to be a source of additional capital. Any future equity or convertible debenture financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock.

In addition, the terms of various securities we have issued provide for anti-dilution adjustments to their exercise or conversion price in certain circumstances. Since their issuance, certain of our warrants have been re-priced numerous times due to later sales deemed dilutive issuances under their terms.  Additional dilutive issuances could trigger certain of these anti-dilution provisions that could negatively impact the price of our common stock.

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

Our common stock is subject to the requirements of Rule 15g-9, promulgated under the Exchange Act, as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the SEC defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. In addition, various state securities laws impose restrictions on transferring penny stocks.  Furthermore, certain brokers or on-line trading houses may not accept our common stock for brokerage accounts at their firms. Such requirements could severely limit the market liquidity of our securities and the ability of purchasers to sell our securities in the secondary market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Sanswire’s corporate offices are now located at State Road 405, Building M6-306A, Room 1400, Kennedy Space Center, FL 32815. Base rent is $1,500 per month plus 6% state sales tax. The lease is for a period of 12 months and terminates on November 30, 2011.  We have an option to lease the adjacent Room 1401 for an additional $1,500 per month plus 6% state sales tax and believe that with this option, our facilities are adequate for our current and near-term needs.  We have a hangar for our airships located on the grounds of the airport in Easton, Maryland near our technical partner, Eastcor Engineering.  Sanswire’s corporate offices were previously located at 17501 Biscayne Blvd., Aventura, FL 33160 which was vacated on January 31, 2011 as the lease expired.

ITEM 3. LEGAL PROCEEDINGS

Securities and Exchange Commission

On May 2, 2008, the SEC filed a lawsuit in the United States District Court for the Southern District of Florida against the Company and three former officers of the Company, Timothy J. Huff, Thomas Y. Jimenez and Lawrence E. Lynch. The SEC alleged, among other things, that the Company recorded $119 million in revenue on the basis of fraudulent invoices created by Joseph Monterosso and Luis Vargas, two individuals formerly employed by the Company who were in charge of its wholesale telecommunications business.

The SEC alleged that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC sought as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Commission subsequently consolidated this action with another pending action involving former officers of the Company. The Commission also moved to amend its complaint against the Company to include additional allegations of wrongdoing beginning in 2002, but such amendment did not add any new defendants. The Company vigorously defended itself in this action and on December 16, 2010 the Company reached a settlement with the SEC resolving this lawsuit, without admitting or denying the allegations in the SEC’s complaint, as is consistent with standard SEC practice.

Under the terms of the settlement, we were required to pay a civil penalty of $300,000.  The funds to pay the civil penalty had been held in escrow since June 2010.  Further, we consented to a permanent injunction against future violations of Sections 5(a), 5(c) and 17(a) of the Securities Act and Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 thereunder.  We also agreed to perform certain undertakings, including among others, retaining a Chief Financial Officer, establishing and securing board members for an independent audit committee of our Board of Directors, and retaining an audit committee financial expert for the Board, to enhance our disclosure controls, processes and practices.  Our failure to fulfill any such undertaking could result in the SEC’s petitioning the Court for an order for us to pay a penalty of $1.3 million plus interest.  On December 16, 2010, the U.S. District Court for the Southern District of Florida was advised of the settlement and dismissed all claims against us without prejudice.  We have satisfied all undertakings required in the settlement to be complied with by us as of the date of this Annual Report on Form 10-K.

Hudson Bay Fund LP et al. and Brio Capital

Hudson Bay Fund LP and Hudson Bay Overseas Fund Ltd. filed an action against us on June 16, 2009 in the Supreme Court of New York relating to the warrants attached to a Subscription Agreement between those entities and the Company. The Hudson Bay entities are seeking to re-price the warrants, increase the number of shares they can purchase pursuant to the warrants, certain equitable remedies, and unspecified damages. The Court granted a non-final Summary Judgment Order in favor of Hudson Bay in March 2011 requiring the Company, among other things, to issue 9,283,352 shares of common stock. We intend to appeal this order and we continue to consider the plaintiff’s interpretation of the warrant provisions to be incorrect.  We intend to continue to vigorously defend the action, but the outcome of the action cannot be predicted. Brio Capital, the holder of a similarly worded warrant, filed an action against us on February 25, 2011 in the District Court for the Southern District of New York and we are actively working out the appropriate response. We intend to vigorously defend the action, but the outcome of the action cannot be predicted.

Tsunami Communications v. GlobeTel

On March 3, 2006, Civil Action File No. 06A-02368-5 was filed in Superior Court for Gwinnett County, Georgia by Tsunami Communications and several of its former shareholders. We asserted affirmative defenses and a trial was held in November 2009. By Order of the Court entered on September 2, 2010, a judgment was entered against GlobeTel and several other co-defendants for the breach by Sanswire Technologies, Inc. (“ST”) (a then unrelated party) of its asset purchase agreement with the plaintiff Tsunami based on a deemed de facto merger resulting from a subsequent asset purchase agreement between ST and GlobeTel.  As damages, we were ordered to issue 530,015 shares of common stock to former shareholders of Tsunami and pay $229,180 to a former Tsunami shareholder with respect to two outstanding promissory notes.

Subsequent to the Order, the plaintiffs filed both a Motion for Reconsideration asking the Court to reconsider its decision to deny several of the plaintiffs’ claims and to substantially increase the award of damages and a Claim for Attorney’s Fees, both of which have been denied by the Court.

Peter Khoury

The Company’s former CEO Peter Khoury filed an arbitration proceeding against it on October 10, 2010 asserting claims for payment of amounts alleged to be due in connection with his services provided to the Company.  We have filed a motion to dismiss the arbitration that has yet to be heard.  Mediation is expected. We intend to respond to the allegations and defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted.

The DeCarlo Group

A lawsuit was filed by the DeCarlo Group on November 24, 2010 in Miami-Dade County Courthouse for over $400,000 claimed in connection with CFO and accounting services allegedly rendered to the Company.  It is our position that the Company was overcharged in connection with the services rendered and that the amounts are not due. We have filed a motion to dismiss for improper venue and intend to otherwise defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted.

Siegel

A lawsuit was filed by Frances Siegel, the mother of a former officer and director of the Company, on January 20, 2011 in Miami-Dade County Courthouse for $300,000 plus interest claimed in connection with an alleged investment in the Company back in 2003. We have filed a motion to dismiss and intend to defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted.

GlobeTel Wireless Europe GmbH

A lawsuit was filed by Rechtsanwalt Harry Kressel, Court Appointed Insolvency Administrator of the Assets of GlobeTel Wireless Europe GmbH, on March 8, 2011 in the Circuit Court in Brevard County, FL for $165,000 plus interest claimed in connection with the default of the Company on a parent company guaranty with GlobeTel Wireless Europe. We intend to review and respond to the allegations and defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted

Dohan

A lawsuit was filed by us on November 3, 2008, in the Florida Circuit Court for the Eleventh Circuit in Miami-Dade County, FL against our former auditors, Dohan + Co. and the individual auditors who performed work for us.  The claim asserts that but for the professional negligence of the audit firm in failing to observe GAAP and other accounting and auditing standards, we would not have incurred substantial fees and professional expenses to restate our financials and defend allegations of wrongdoing asserted by the SEC against us.  We intend to vigorously pursue our claim in this matter, but the outcome of the action cannot be predicted.

IRS

During 2010 and 2009, Sanswire incurred and reported to the Internal Revenue Service (“IRS”) payroll tax liabilities (and deposited the appropriate withholding amounts) during the normal course of business at each payroll cycle. During the period 2007 through 2008, the Company reported its payroll tax liabilities on a timely basis, however, it failed to deposit the appropriate withholding amounts. We recognized this issue and, accordingly, contacted the IRS to make arrangements to pay any taxes due. One such matter has been resolved with the IRS, and we currently estimate the amount involved in the second matter to be approximately $200,000.  We may be subject to additional penalties and interest from the IRS in connection with these payroll tax matters.

ITEM 4. (Removed and Reserved)

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

From January 1, 2009 through August 6, 2009, our shares of common stock were quoted on the Pink Sheets quotation system under the symbol “SNSR" and effective August 7, 2009 our shares of common stock have been quoted on the OTC Bulletin Board quotation system under the symbol “SNSR."

The following information sets forth the high and low bid price of our common stock during fiscal 2010 and 2009 and was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	HIGH	LOW
2009
Quarter Ended March 31	$0.06	$0.02
Quarter Ended June 30	$0.19	$0.05
Quarter Ended September 30	$0.15	$0.11
Quarter Ended December 31	$0.15	$0.05

2010
Quarter Ended March 31	$0.09	$0.04
Quarter Ended June 30	$0.12	$0.04
Quarter Ended September 30	$0.12	$0.07
Quarter Ended December 31	$0.11	$0.07

On March 21, 2011, the last reported sale price of our common stock on the OTC Bulletin Board quotation system was $0.073 per share.

(b) Holders

As of March 21, 2011, there were approximately 21,000 holders of our common stock.

(c) Dividends

We have never paid or declared any cash dividends on our common stock and do not expect to pay any cash dividends on our common stock in the foreseeable future.  We currently intend to retain all of our future earnings for use in operations and to finance the development of our products and the expansion of our business.

(d) Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth the information indicated with respect to our compensation plans as of December 31, 2010, under which our common stock is authorized for issuance.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	26,583,334		$0.078	4,213,183
Equity compensation plans not approved by security holders	6,000,000	(1)	—	—
Total	32,583,334		$0.078	4,213,183

(1)  Includes 5,000,000 shares of common stock issued on June 24, 2010 to Michael K. Clark for his services as our Chairman of the Board of Directors pursuant to a letter agreement dated as of June 23, 2010, and 1,000,000 shares of common stock issued throughout 2010 to Wayne P. Jackson for his services as a director of the Company pursuant to a letter agreement dated as of April 21, 2009.

Recent Sales of Unregistered Securities; Use of Proceeds

During the year ended December 31, 2010, we issued an aggregate of 59,497,973 shares of common stock for cash, the settlement of debt, board compensation, consulting agreements and for services to investors, board members, consultants and partners. Of the shares of common stock issued, 23,111,159 shares were issued for cash valued at $0.075, or $1,703,129 (net of offering costs) and 21,666,667 shares, or 36% were issued to insiders and affiliates, as restricted securities under an exemption provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D, Rule 506, promulgated under the Securities Act of 1933. The common stock issued for cash was valued $0.075 while other issuances were valued at prices based on the closing market prices on the date the Board of Directors authorized the issuances.

The above securities were offered and issued in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the Securities Act) and/or Rule 506 promulgated under the Securities Act.  The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.  In certain issuances of common stock for cash, the Company paid a placement agent a fee of ten percent (10%) of the aggregate capital raised.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 31, 2010, the Company and the Affiliated Purchasers (as defined in Rule 10b-18(a)(3)) did not engage in any repurchases of our securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes our selected historical consolidated financial data for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2010 and 2009, and the selected balance sheet data as of December 31, 2010 and 2009, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2010	2009

Statement of Operations Data:
Revenues	$250,000	$—
Operating expenses:
Compensation	551,793	554,065
Professional fees	2,249,082	1,771,372
Officers’ and directors’ stock based compensation	2,025,678	3,744,070
Amortization of intangibles	968,700	1,049,425
Research and development	2,162,837	—
General and administrative	699,848	451,775
Loss from operations	(8,407,938)	(7,570,707)

Net gain on settlement of liabilities	363,366	—
Extinguishment of derivative liabilities	—	629,563
Change in fair value of derivative liabilities	77,176	(1,287,984)
Impairment of intangible assets	(1,210,875)	—
Interest expense, net	(607,957)	(1,185,379)
Loss from continuing operations	(9,786,228)	(9,414,507)
Loss from discontinued operations	(9,782)	—
Net loss	$(9,796,010)	$(9,414,507)
Net loss per share
Basic and diluted	$(0.03)	$(0.04)

	As of December 31,
	2010	2009

Balance Sheet Data:
Cash and cash equivalents	$29,491	$12
Inventories	—	1,545,490
Intangible assets, net	—	2,179,574
Total assets	36,247	3,742,632
Total liabilities	19,399,174	17,716,981
Stockholders’ deficit	(19,362,927)	(13,974,349)
Accumulated deficit	$(144,513,099)	$(134,717,089)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking information regarding future events and our future results.  All statements or information other than those of historical fact are statements or information that could be deemed to be forward-looking statements.

Certain statements in this Annual Report on Form 10-K may contain words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “would,” “might,” “will” and variations of these words or similar expressions and are considered forward-looking statements or information.  In addition, any information or statements that refer to expectations, beliefs, plans, projections, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking, and based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate.  Such forward-looking information or statements are subject to important assumptions, risks and uncertainties that are difficult to predict, and our actual results could differ materially from those anticipated by such forward-looking information. Our assumptions, although considered reasonable by us at the date hereof, may prove to be inaccurate and consequently our actual results could differ materially form the expectations set out in this Annual Report on Form 10-K.

You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K because these forward-looking statements are relevant only as of the date they were made.  We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking information or statements.  You should carefully review Part I, Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission.  A number of factors may materially affect our business, financial condition, results of operations and prospects.  These factors include but are not limited to those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Report.  Any one of these factors, and other factors that we are unaware of, or currently deem immaterial, may cause our actual results to differ materially from recent results or from our anticipated future results.

The following MD&A is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read together with, our consolidated financial statements and the related notes thereto under Part IV, Item 15(a), and other financial information appearing elsewhere in this Annual Report on Form 10-K.

All percentage comparisons made herein refer to the twelve months ended December 31, 2010 (2010) compared with the twelve months ended December 31, 2009 (2009).  Where we say “we,” “us,” “Sanswire” or “the Company,” we mean Sanswire Corp. or Sanswire Corp. and its subsidiaries, as applicable.

Overview and 2010 Highlights

We design, develop, market and sell technologically advanced autonomous lighter-than-air (LTA) unmanned aerial vehicles (UAVs) capable of carrying payloads that provide persistent security and/or wireless communications from air to ground solutions at low, mid and high altitudes.  Our airships when integrated with electronics systems and other high technology payloads are designed for use by government-related and commercial entities that require real-time intelligence, surveillance and reconnaissance or communications support for military, homeland defense, border control, drug interdiction, natural disaster relief, and maritime missions.

During 2010 and thus far in 2011, we have accomplished the following:

•
Completed construction and outfitting of a newly built, Company owned, 172,000 cubic foot hangar facility in Easton, Maryland to house our Argus One and SkySat LTA UAVs during continued development, testing, demonstrations and integration of systems and payloads.

•
Began the integration with our technical partner, Eastcor Engineering, of systems, payloads and specialized intelligence, surveillance and reconnaissance related electronic systems, advanced avionics packages and telemetry solutions provided to us by a defense based systems integrator collaborating with us, into a newly designed payload bay for our airship.

•
Sponsored the High Altitude and Near Space Conference in Colorado Springs, Colorado, an industry leading forum focused on the rapid development and growth of the near space market supported by major government related and commercial entities.  Michael Clark, our Chairman of the Board, gave the keynote address to open the conference and we were able to showcase our technology roadmap in the near space market.

•
Hired a new Vice President, General Counsel and Secretary, who was a former partner in several large law firms in Boston, Massachusetts and who has extensive expertise in public company reporting, operations, corporate governance, control procedures and ethics, to work with the Company’s Board of Directors and senior management team.

•	Moved our corporate headquarters to the Kennedy Space Center.
•	Settled all outstanding matters with the SEC thereby resolving the SEC’s outstanding lawsuit against GlobeTel.
•	Hired a new Chief Financial Officer and Treasurer with experience in public company reporting and financial, accounting and treasury functions as well as implementing corporate control environments.
•
Entered into a Settlement Agreement by and among the Company and TAO Technologies GmbH, Dr. Bernd-H Kroeplin and Global Telesat Corp., dated March 22, 2011 providing for, among other things, the termination of all existing agreements between the parties (the “Old Agreements”); the retention by TAO and Kroeplin of all cash and shares of our common stock previously paid to them; the shipping back to TAO by us of the old STS 111 (SD34) airship; the discharge of $2,474,753 in debt owed by us under the Old Agreements; and the winding down and dissolution of the joint venture, Sanswire-TAO Corp.

•
Filed a provisional patent application in the U.S. for a new unmanned, autonomous airship design with automated control for individual modules for improved flight stability and aerodynamic control based on technology developed for us by our technology partner, Eastcor Engineering.

•
Unveiled our new lighter-than-air unmanned aerial vehicle known as Argus One equipped with our newly developed proprietary stabilization system which autonomously controls the level of rigidity of the airship as it flies and its newly designed and integrated payload bay.

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

Revenues.  In 2010, we had revenue related to the sale of a 50% interest in our SkySat airship of $250,000 and we had no revenue during 2009.

Operating Expenses. Our operating expenses consist primarily of compensation, professional and consulting services, stock based compensation, research and development, as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, amortization and other general corporate expenses. Our operating expenses for 2010 were $8,657,938 compared to $7,570,707 in 2009 an increase of $1,087,231 or 14%.  The increase was primarily due to a $2,162,837 increase in research and development as a result of our determining that our prototype airship as then configured required additional development and our decision to utilize the airship to further product development rather than hold it out for sale in its then current form, which resulted in us charging the amount formerly in work in process inventory to research and development costs, and higher labor and hard costs related to the additional development of our airship products, higher professional fees related to the negotiation and settlement of outstanding claims, and increased general and administrative expenses due to the hiring of a new management team, offset in part by a $1,718,392 decrease in stock based compensation issued to our employees.

Loss From Operations. We had an operating loss of $8,407,938 in 2010 compared to an operating loss $7,570,707 for 2009, an increase of $837,231 or 11%, primarily due to increased operating expenses as described above, offset slightly by $250,000 of revenue in 2010.

Net Other Income (Expense). We had net other expenses totaling $1,378,290 in 2010 compared to net other expenses totaling $1,843,800 during 2009, a decrease of $465,510 or 25%. This variance was due primarily to a decrease of $577,422 in interest expense. A gain from the change in fair value of our derivatives of $77,176 in 2010 compared to a charge of $1,287,984 in 2009, an increase of $1,365,160 or 106% was largely offset by the $1,210,875 impairment charge on intangible assets taken in 2010 as a result of our determination to base our business going forward exclusively on the technology developed for us by Eastcor Engineering in the United States.  The extinguishment of derivative liabilities of $629,563 in 2009 compared to no activity on 2010 is offset in part by a net gain on settlement of liabilities in 2010 of $363,366 due to our efforts in 2010 to negotiate and settle outstanding claims compared to no activity in 2009.

Interest expense for 2010 was $607,957 compared to $1,185,379 in 2009, a decrease of $577,422 or 49%, primarily due to lower financing charges associated with fewer convertible debentures being outstanding in 2010 as notes were converted or retired.

Loss From Discontinued Operations. We had a loss of $9,782 in 2010 compared to no activity during 2009 related to our discontinued operations due to the additional expenses assessed by the IRS related to withholding taxes. See Note 2 of the Notes to Consolidated Financial Statements for more information regarding the discontinued operations.

Net Loss. We had a net loss of $9,796,010 in 2010 compared to a net loss of $9,414,507 in 2009, an increase of $381,503 or 4%. The increase in net loss is primarily attributable to the increase in the operating expenses as discussed above.

Liquidity And Capital Resources

Assets.  Historically we have funded our operations and capital expenditures through the sale of stock and notes.  Current assets at December 31, 2010 were $35,897 compared to $1,551,908 at December 31, 2009, a decrease of $1,516,011 or 98%, primarily due to the reclassification of $1,545,490 of inventory to research and development as a result of our determining that our prototype airship as then configured required additional development and our decision to utilize the airship to further product development rather than hold it out for sale in its then current form, which resulted in us charging the amount formerly in work in process inventory to research and development costs, offset slightly by higher cash and cash equivalents.

Current assets at December 31, 2010 were composed of $29,491 in cash and cash equivalents and $6,406 in current assets from discontinued operations.  At December 31, 2010 we had total assets of $36,247 compared to total assets of $3,742,632 at December 31, 2009, a decrease of $3,706,385, primarily as a result of the $1,545,490 inventory write-down discussed above and an impairment charge regarding intangible assets of $2,179,574 as a result of our determination to base our business going forward exclusively on the technology developed for us by Eastcor Engineering in the United States.

As of December 31, 2010, we had $29,491 of cash and cash equivalents compared to $12 at December 31, 2009.

Liabilities. At December 31, 2010, we had total liabilities of $19,399,174 compared to total liabilities of $17,716,981 as of December 31, 2009, an increase of $1,682,193 or 9% principally due to a $1,095,492 increase in accounts payable, and a $419,792 increase in notes payable.

Cash Flows. Our cash used in operating activities for 2010 was $1,684,450 compared to $1,990,590 for 2009, a decrease of $306,140 or 15%. The decrease was primarily due to the changes in our current assets and liabilities, offset by increased operating expenses.  The decrease in non-cash adjustments was primarily the result of decreases of the fair values of vested options, derivative liabilities and warrants.  The remaining change in non-cash adjustments related to miscellaneous items.  The decrease in operating assets and increase in liabilities was primarily due to increases in accounts payable for liabilities related to higher professional fees related to the negotiation and settlement of outstanding claims and the accrual of liabilities to be paid in stock as well as a $1,545,490 decrease in inventories as a result of determining that our prototype airship as then configured required additional development and our decision to utilize the airship to further product development rather than hold it out for sale in its then current form, which resulted in us charging the amount formerly in work in process inventory to research and development costs.

Net cash provided by investing activities was $10,800 in 2010 compared to net cash used in investing activities of $11,150 in 2009, related to a deposit in connection with an office lease where we relocated prior to the end of the lease period.

Net cash provided by financing activities was $1,703,129 in 2010 principally from the sales of our common stock, as compared to $1,996,943 in 2009, a decrease of $293,814 as a result of lower stock sales and proceeds from notes payable.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying consolidated financial statements, we had a net loss of $9,796,010, negative cash flow from operations of $1,684,450 for the year ended December 31, 2010, a working capital deficit of $19,363,277, and a stockholders’ deficit of $19,362,927 at December 31, 2010, respectively.  We had an accumulated deficit of $144,513,099 at December 31, 2010.  These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds to continue our business operations and implement our strategic plan, which includes, among other things, continued development of our UAVs and the pursuit or continued development of strategic relationships. Our business plan, which if successfully implemented, will allow us to sell UAVs for a profit, which will reduce our dependence on raising additional funds from outside sources. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  We anticipate a net loss to continue for the next several quarters if not for all of the year 2011.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least December 31, 2011. We currently have a funding commitment letter for $1.5 million from a third party, but it is subject to a number of conditions and we cannot assure you that this funding will occur.  If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved and/or if significant unanticipated events occur or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Long-term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	17,490	17,490		-	-
Purchase Obligations	-	-	-	-	-
TOTAL	$17,490	$17,490	-	-	-

We have no long-term debt obligations or capital leases.  The only operating lease we have relates to our corporate headquarters at the Kennedy Space Center that runs through November 30, 2011.

Off-Balance Sheet Arrangements

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space and computer equipment.  None of the operating leases described in the previous sentence has, or potentially may have, a material current or future effect on our financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.  In accordance with U.S. GAAP, neither the lease liability nor the underlying asset is carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

Critical Accounting Policies And Use Of Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operation is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts and classification of revenues and expense during the periods presented, and the disclosure of contingent assets and liabilities.  We evaluate our estimates and assumptions on an ongoing basis and material changes in these estimates or assumptions could occur in the future. Changes in estimates are recorded in the period in which they become known.  We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances and at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates if past experience or other assumptions do not turn out to be substantially accurate.

We believe that the accounting policies described below are critical to understanding our business, results of operations, and financial condition because they involve significant judgments and estimates used in the preparation of our consolidated financial statements.  An accounting policy is deemed to be critical if it requires a judgment or accounting estimate to be made based on assumptions about matters that are highly uncertain, and if different estimates that could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements.  Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also critical to understanding our consolidated financial statements.  The notes to our consolidated financial statements contain additional information related to our accounting policies and should be read in conjunction with this discussion.

Revenue Recognition

We develop and sell lighter-than-air unmanned aerial vehicles.  We recognize revenue when title passes and all substantial risks of ownership change, which generally occurs either upon shipment or upon delivery based upon contractual terms.  We recognized $250,000 of revenue in 2010 from the sale of a 50% interest in a SkySat airship and no revenue in 2009.

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our consolidated financial statements, we had a net loss of $9,796,010 and negative cash flow from operations of $1,684,450 for the year ended December 31, 2010. We also had a working capital deficit of $19,363,277 and a stockholders’ deficit of $19,362,927 at December 31, 2010.  We had an accumulated deficit of $144,513,099 at December 31, 2010.  These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds to continue our business operations and to implement our strategic plan, which includes, among other things, continued development of our UAVs and the pursuit or continued development of strategic relationships. Our business plan, which if successfully implemented, will allow us to sell UAVs for a profit, which in turn will reduce our dependence on raising additional funds from outside sources.  Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  We anticipate a net loss to continue for the next several quarters if not for all of the year 2011.

Additional cash will still be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures. We believe we can continue to raise capital from various funding sources in such amounts sufficient to sustain operations at its current level through at least December 31, 2011. We currently have a funding commitment letter for $1.5 million from a third party, but it is subject to a number of conditions and we cannot assure you that this funding will occur.  If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved and/or if significant unanticipated events occur, or if it is unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan, and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or part of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

Stock-Based Compensation

We periodically issue stock-based compensation to our officers, directors and employees that consists of stock options, common stock and restricted stock awards. Common stock and restricted stock awards are issued at the closing price of our common stock on the date of grant. We recognize compensation expense on the date of grant for common stock awards and ratably over the vesting periods for restricted stock awards.  We use the Black-Scholes option pricing model to value stock options and recognize compensation expense ratably over the requisite service vesting period.  Stock options typically have contractual terms of three years.  (See Note 12 of Notes to Consolidated Financial Statements)

Stock-based compensation expense for employees recognized for the years ended December 31, 2010 and 2009 was $2,025,678 and $3,744,070, respectively.

Derivative Financial Instruments

Derivative liabilities primarily relate to warrants to purchase our common stock issued in conjunction with certain debt and equity financings.  Each year we determine the fair value of the stock warrants using the Black-Scholes option pricing model at the balance sheet date.  Changes in the fair value of the stock warrants are recognized each period in current earnings. (See Note 8 of Notes to Consolidated Financial Statements)

Other Long-Lived Assets

We test our other long-lived assets for impairment in accordance with relevant authoritative guidance. We evaluate if impairment indicators related to our other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, we estimate the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various projections of revenues and expenses, working capital and proceeds from asset disposals on a basis consistent with our strategic plan. If the carrying amount exceeds the sum of the undiscounted future cash flows, we determine the asset’s fair value by discounting the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, we perform our testing of the asset group at the lowest level for which identifiable cash flows are available. (See Note 4 of Notes to Consolidated Statements)

Intangible Assets

Intangible assets are related to our intellectual property rights. Intangible assets with finite lives are amortized over their estimated useful lives, which are three years for patents and intellectual property.  In addition to amortization, intangible assets are tested at least annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount should be assessed.  An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate.  If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  We generally measure fair value by considering sales prices for similar assets or by discounting estimated future net cash flows from such assets using a discount rate reflecting our average cost of capital.  (See Note 4 of Notes to Consolidated Financial Statements)

Research and Development Costs

Research and development costs relating to both future and current products are expensed as incurred. These costs totaled $2,162,837 and $0 in 2010 and 2009, respectively.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance changing the way entities account for securitizations and other transfers of financial instruments.  In addition to increased disclosure, this guidance eliminates the concept of qualifying special purpose entities and changes the test for consolidation of variable interest entities. The guidance was effective for us on January 1, 2010.  The adoption of the authoritative guidance did not have a material impact on our consolidated financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to include the disclosure under this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained in the consolidated financial statements set forth in Part IV, Item 15(a) under the caption “Financial Statements” as a part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On October 19, 2009 (the “Dismissal Date”), we dismissed Weinberg & Co., as our independent certifying accountant.  Our Board of Directors approved the dismissal on October 20, 2009. Except for the provision of a “Going Concern” opinion, the reports of Weinberg & Co. on our consolidated financial statements for the years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended December 31, 2008 and 2007, and through the Dismissal Date, we have not had any disagreements with Weinberg & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Weinberg & Co.’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with its report.

During the years ended December 31, 2008 and 2007, and through the Dismissal Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

We provided Weinberg & Co. with a copy of the Current Report on Form 8-K disclosing the dismissal prior to its filing with the SEC and requested that Weinberg & Co. furnish us with a letter addressed to the SEC stating whether it agrees with such disclosure and, if it does not agree, the respects in which it does not agree.  A copy of the letter from Weinberg & Co. was attached as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on October 22, 2009.

On October 20, 2009, we engaged Rosen Seymour Shapss Martin & Company LLP (“RSSM”), as our independent registered public accounting firm, to audit our consolidated financial statements. The decision to engage RSSM was approved by our Board of Directors at a Board meeting called for such purpose.

During our two most recent fiscal years prior to and through the date of the engagement of RSSM, we did not consult with RSSM regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Prior to the engagement of RSSM, RSSM did not provide us with any written or oral advice that RSSM concluded was an important factor considered by us in reaching any decision as to any accounting, auditing or financial reporting issue.

ITEM 9A.  CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(B) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (i) pertains to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management, including the Chief Executive Officer and Chief Financial Officer, do not expect our internal control over financial reporting will prevent or detect all error or fraud.  We recognize that there are inherent limitations to the effectiveness of any control system, no matter how well designed and operated, including the limitations of resources, the possibility of human error and the circumvention or overriding of the controls and procedures. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  In evaluating and implementing possible controls, our management was required to apply its reasonable judgment in evaluating the cost-benefit relationship of possible internal controls. Accordingly, even effective internal control over financial reporting can only provide reasonable, not absolute, assurance of achieving their desired control objectives. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.  The design of any internal control over financial reporting is also based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions.  Any evaluation of prospective control effectiveness with respect to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our management’s evaluation, we concluded that as of December 31, 2010, our internal control over financial reporting was not effective, due to the control deficiencies set forth below.  Notwithstanding the control deficiencies described below, our management, based upon reviews and additional analysis undertaken and performed by management, has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

Control Deficiencies

A control deficiency exists when the design or operation of a control does not allow our management or employees in the normal course of performing their assigned functions to prevent or detect misstatements of our annual or interim consolidated financial statements on a timely basis.

Our management identified the following control deficiencies in our internal control over financial reporting as of December 31, 2010:

•
An ineffective global control environment such that control deficiencies in various other components of internal control could lead the auditor to conclude that a significant deficiency or material weakness exists in the control environment.

•	Absent or inadequate segregation of duties within a significant account or process.

•	Inadequate documentation of the components of internal control.

•	Failure to perform reconciliations of significant accounts. For example, subsidiary ledgers are not reconciled to the general ledger control account in a timely or accurate manner.

•
Inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs.

As a result of our evaluations, we have taken, and are continuing to take steps to correct such control deficiencies in our internal control over financial reporting.  In June 2010, we hired a new Chairman of the Board and a new Chief Executive Officer.  In October 2010, we hired a new Vice President, General Counsel and Secretary with experience in public company reporting and corporate governance.  In January 2011, we formed an Audit Committee with independent member of our Board of Directors.  In February 2011, we hired a new Chief Financial Officer and Treasurer with experience in public company reporting and implementation of control environments.

In addition, we have begun and intend to continue to implement certain new policies and procedures to improve the control environment and to implement controls and procedures that will ensure the integrity of our consolidated financial statements and disclosure preparation processes, such as:

•
Upon adequate funding and the procurement of directors and officers liability insurance, seeking to recruit additional independent board members, including a person who qualifies as an Audit Committee Financial Expert;

•
Establishing additional separate committees of the Board of Directors, each with charters that set forth their powers and authority, and which grant such committees, among other things, authority to retain counsel and special or expert advisors of their own choice;

•
Upon adequate funding, hiring additional staff, including accounting personnel, leading to more segregation of duties and enhanced accounting, reporting and oversight to enable a better control environment;

•	Upon adequate funding, implementing accounting and other systems designed to enable a better control environment; and

•	Establishing a Disclosure Committee responsible for considering the materiality of information and determining disclosure obligations on a timely basis.

(C) Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

(D) Changes in Internal Control Over Financial Reporting

Except as set forth above, as a result of the evaluation completed by us, in which our Chief Executive Officer and Chief Financial Officer participated, we have concluded that there were no changes in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There was no information required to be disclosed in a Current Report on Form 8-K in the fourth quarter of 2010 that was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors is hereby incorporated by reference from the information contained under the heading “Election of Directors” in our definitive proxy statement related to our Annual Meeting of Stockholders to be held on or about June 28, 2011 which will be filed with the SEC within 120 days after the close of the fiscal year (Definitive Proxy Statement).

Certain information concerning our directors and executive officers is hereby incorporated by reference to the information contained under the headings “Information Concerning Executive Officers,”  “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and the Board of Directors” and “Audit Committee” in our Definitive Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is hereby incorporated by reference from the information contained under the headings “Information Concerning Executive Officers” and “Compensation of Directors” in our Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference from the information contained under the headings “Securities Ownership of Certain Beneficial Owners and Management” and “Information Concerning Executive Officers” in our Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is hereby incorporated by reference from the information contained under the headings “Certain Relationships and Related Transactions” and “Determination of Director Independence” in our Definitive Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

 Information concerning principal accounting fees and services is hereby incorporated by reference from the information contained under the heading “PROPOSAL IV – To Ratify the Appointment of Sanswire’s Independent Registered Public Accounting Firm, Rosen Seymour Shapss Martin & Company LLP” in our Definitive Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010 and 2009
Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements

(a)(3) Index to Exhibits

See attached Exhibit Index of this Annual Report on Form 10-K.

(b)  Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated by reference to exhibits previously filed with the SEC.  Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 450 Fifth Street, Room 1024, N.W., Washington, DC 20549.  Copies of such materials can also be obtained from the Public Reference Section of the SEC, 450 Fifth Street, N.W., Washington, DC 20549, at prescribed rates.

Exhibit No.	Description of Exhibit

3.1*	Certificate of Correction for the Series E Preferred Stock of the Company
3.2	Amended and Restated By-Laws of the Company (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2011 and incorporated herein by reference)
4.1
Form of Subscription Agreement between the Company and the Investors (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 24, 2009 and incorporated herein by reference)

4.2	7% Convertible Debenture (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 24, 2009 and incorporated herein by reference)
4.3	Form of Class A Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 24, 2009 and incorporated herein by reference)
4.4	Form of Class B Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 24, 2009 and incorporated herein by reference)
4.5
Securities Purchase Agreement, dated November 10, 2010, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 10, 2010 and incorporated herein by reference)

4.6	Form of Common Stock Purchase Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 1, 2011 and incorporated herein by reference)
4.7*	Securities Purchase Agreement, dated November 23, 2010, by and among the Company and the purchasers identified therein
4.8*	Form of Common Stock Purchase Warrant
10.1
Credit Facility Agreement, dated April 15, 2009, by and between Sanswire Corp. and Global Telesat Corp. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 21, 2009 and incorporated herein by reference)

10.2
Assignment and Assumption Agreement, dated April 15, 2009, by and between Sanswire Corp., Global Telesat Corp. and International Legal Consultants (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 21, 2009 and incorporated herein by reference)

10.3
Services Agreement, dated April 15, 2009, by and between Sanswire Corp. and Global Telesat Corp. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 21, 2009 and incorporated herein by reference)

10.4
Amendment to the Subscription Agreement, dated September 17, 2008, by and between Sanswire Corp. and Global Telesat Corp., dated April 17, 2009 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 21, 2009 and incorporated herein by reference)

10.5
Loan Termination Agreement, dated April 17, 2009, by and among Sanswire Corp., Jonathan D. Leinwand and Global Telesat Corp. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 21, 2009 and incorporated herein by reference)

10.6
Subscription Agreement, dated April 17, 2009, by and between Sanswire Corp. and Global Telesat Corp. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 21, 2009 and incorporated herein by reference)

10.7+
Employment Agreement, dated October 6, 2010, by and between the Company and Barbara M. Johnson (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2010 and incorporated herein by reference)

10.8+
Amended and Restated Employment Agreement, dated December 27, 2010, by and between the Company and Glenn D. Estrella (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 3, 2011 and incorporated herein by reference)

10.09+
Employment Agreement, dated February 8, 2011, by and between the Company and Jeffrey Sawyers (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 8, 2011 and incorporated herein by reference)

10.10+	Form of Indemnification Agreement (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 8, 2011 and incorporated herein by reference)
10.11	Form of Option Agreement (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 3, 2011 and incorporated herein by reference)
10.12
Mutual Release and Separation Agreement by and between the Company and David A. Christian (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2010 and incorporated herein by reference)

10.13
Mutual Release and Separation Agreement by and between the Company and William J. Hotz (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2010 and incorporated herein by reference)

10.14
Purchase Agreement, dated April 20, 2010, by and between the Company and Global Telesat Corp. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 27, 2010 and incorporated herein by reference)

10.15*	Amendment to Purchase Agreement, dated December 20, 2010, by and between the Company and Global Telesat Corp.
10.16*+	Letter Agreement, dated April 21, 2009, by and between the Company and Wayne Jackson
10.17*+	Letter Agreement, dated June 23, 2010, by and between the Company and Michael K. Clark
10.18
Escrow and Stock Purchase Agreement, dated September 29, 2010, by and among the Company, Michael K. Clark and Hinshaw & Culbertson LLP (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 30, 2010 and incorporated herein by reference)

10.19
First Amendment to Escrow and Stock Purchase Agreement, dated December 27, 2010, by and among the Company, Michael K. Clark and Hinshaw & Culbertson LLP (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 3, 2011 and incorporated herein by reference)

10.20
Stock Purchase Agreement, dated December 27, 2010, by and between the Company and Michael K. Clark (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 3, 2011 and incorporated herein by reference)

10.21+
Agreement, dated December 27, 2010, by and between the Company and Glenn D. Estrella (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 3, 2011 and incorporated herein by reference)

10.22
Agreement, dated September 30, 2010, by and between the Company and Rocky Mountain Advisers Corp. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on October 12, 2010 and incorporated herein by reference)

10.23
Agreement, dated September 30, 2010, by and between the Company and Jonathan Leinwand (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on October 12, 2010 and incorporated herein by reference)

10.24
Agreement, dated September 30, 2010, by and between the Company and Daniyel Erdberg (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on October 12, 2010 and incorporated herein by reference)

10.25
GlobeTel Communications Corp. 2004 Employee Stock Option Plan (filed as an Exhibit to the Company’s Registration Statement on Form S-8, as filed with the SEC on March 8, 2005 and incorporated herein by reference)

10.26
Settlement Agreement by and among the Company and TAO Technologies GmbH, Dr. Bernd-H Kroeplin and Global Telesat Corp., dated March 22, 2011 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 28, 2011 and incorporated herein by reference)

21.1*	List of the Company’s Subsidiaries as of December 31, 2010
23.1*	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (contained on Signature Page hereto)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the
32.1*	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Provided herewith
+ Indicates management contract relating to compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sanswire Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2011
SANSWIRE CORP.

By:	/s/ Glenn D. Estrella
Name: Glenn D. Estrella, Title: Chief Executive Officer, President and Director
POWER OF ATTORNEY AND SIGNATURES

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Glenn D. Estrella and W. Jeffrey Sawyers, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sanswire Corp. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn D. Estrella	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2011
Glenn D. Estrella

/s/ W. Jeffrey Sawyers	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2011
W. Jeffrey Sawyers

/s/ Michael K. Clark	Director	March 30, 2011
Michael K. Clark

/s/ Wayne Jackson	Director	March 30, 2011
Wayne Jackson

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1*	Certificate of Correction for the Series E Preferred Stock of the Company
3.2	Amended and Restated By-Laws of the Company (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2011 and incorporated herein by reference)
4.1
Form of Subscription Agreement between the Company and the Investors (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 24, 2009 and incorporated herein by reference)

4.2	7% Convertible Debenture (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 24, 2009 and incorporated herein by reference)
4.3	Form of Class A Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 24, 2009 and incorporated herein by reference)
4.4	Form of Class B Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 24, 2009 and incorporated herein by reference)
4.5
Securities Purchase Agreement, dated November 10, 2010, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 10, 2010 and incorporated herein by reference)

4.6	Form of Common Stock Purchase Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 1, 2011 and incorporated herein by reference)
4.7*	Securities Purchase Agreement, dated November 23, 2010, by and among the Company and the purchasers identified therein
4.8*	Form of Common Stock Purchase Warrant
10.1
Credit Facility Agreement, dated April 15, 2009, by and between Sanswire Corp. and Global Telesat Corp. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 21, 2009 and incorporated herein by reference)

10.2
Assignment and Assumption Agreement, dated April 15, 2009, by and between Sanswire Corp., Global Telesat Corp. and International Legal Consultants (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 21, 2009 and incorporated herein by reference)

10.3
Services Agreement, dated April 15, 2009, by and between Sanswire Corp. and Global Telesat Corp. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 21, 2009 and incorporated herein by reference)

10.4
Amendment to the Subscription Agreement, dated September 17, 2008, by and between Sanswire Corp. and Global Telesat Corp., dated April 17, 2009 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 21, 2009 and incorporated herein by reference)

10.5
Loan Termination Agreement, dated April 17, 2009, by and among Sanswire Corp., Jonathan D. Leinwand and Global Telesat Corp. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 21, 2009 and incorporated herein by reference)

10.6
Subscription Agreement, dated April 17, 2009, by and between Sanswire Corp. and Global Telesat Corp. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 21, 2009 and incorporated herein by reference)

10.7+
Employment Agreement, dated October 6, 2010, by and between the Company and Barbara M. Johnson (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2010 and incorporated herein by reference)

10.8+
Amended and Restated Employment Agreement, dated December 27, 2010, by and between the Company and Glenn D. Estrella (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 3, 2011 and incorporated herein by reference)

10.09+
Employment Agreement, dated February 8, 2011, by and between the Company and Jeffrey Sawyers (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 8, 2011 and incorporated herein by reference)

10.10+	Form of Indemnification Agreement (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 8, 2011 and incorporated herein by reference)
10.11	Form of Option Agreement (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 3, 2011 and incorporated herein by reference)

10.12
Mutual Release and Separation Agreement by and between the Company and David A. Christian (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2010 and incorporated herein by reference)

10.13
Mutual Release and Separation Agreement by and between the Company and William J. Hotz (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2010 and incorporated herein by reference)

10.14
Purchase Agreement, dated April 20, 2010, by and between the Company and Global Telesat Corp. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 27, 2010 and incorporated herein by reference)

10.15*	Amendment to Purchase Agreement, dated December 20, 2010, by and between the Company and Global Telesat Corp.
10.16*+	Letter Agreement, dated April 21, 2009, by and between the Company and Wayne Jackson
10.17*+	Letter Agreement, dated June 23, 2010, by and between the Company and Michael K. Clark
10.18
Escrow and Stock Purchase Agreement, dated September 29, 2010, by and among the Company, Michael K. Clark and Hinshaw & Culbertson LLP (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 30, 2010 and incorporated herein by reference)

10.19
First Amendment to Escrow and Stock Purchase Agreement, dated December 27, 2010, by and among the Company, Michael K. Clark and Hinshaw & Culbertson LLP (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 3, 2011 and incorporated herein by reference)

10.20
Stock Purchase Agreement, dated December 27, 2010, by and between the Company and Michael K. Clark (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 3, 2011 and incorporated herein by reference)

10.21+
Agreement, dated December 27, 2010, by and between the Company and Glenn D. Estrella (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 3, 2011 and incorporated herein by reference)

10.22
Agreement, dated September 30, 2010, by and between the Company and Rocky Mountain Advisers Corp. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on October 12, 2010 and incorporated herein by reference)

10.23
Agreement, dated September 30, 2010, by and between the Company and Jonathan Leinwand (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on October 12, 2010 and incorporated herein by reference)

10.24
Agreement, dated September 30, 2010, by and between the Company and Daniyel Erdberg (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on October 12, 2010 and incorporated herein by reference)

10.25
GlobeTel Communications Corp. 2004 Employee Stock Option Plan (filed as an Exhibit to the Company’s Registration Statement on Form S-8, as filed with the SEC on March 8, 2005 and incorporated herein by reference)

10.26
Settlement Agreement by and among the Company and TAO Technologies GmbH, Dr. Bernd-H Kroeplin and Global Telesat Corp., dated March 22, 2011 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 28, 2011 and incorporated herein by reference)

21.1*	List of the Company’s Subsidiaries as of December 31, 2010
23.1*	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (contained on Signature Page hereto)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Provided herewith
+ Indicates management contract relating to compensatory plans or arrangements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Sanswire Corp.:

We have audited the accompanying consolidated balance sheets of Sanswire Corp. and Subsidiaries (the “Company”), as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanswire Corp. and Subsidiaries as of December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has experienced significant losses and negative cash flows, resulting in decreased capital and increased accumulated deficits. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 1.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosen Seymour Shapss Martin & Company LLP
CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
March 30, 2011

SANSWIRE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2010	DECEMBER 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,491	$12
Inventories	—	1,545,490
Assets from discontinued operations	6,406	6,406
TOTAL CURRENT ASSETS	35,897	1,551,908
Deposits	350	11,150
Intangible assets, net of accumulated amortization of $1,049,425 at December 31, 2009	—	2,179,574
TOTAL NONCURRENT ASSETS	350	2,190,724
TOTAL ASSETS	$36,247	$3,742,632

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES
Accounts payable (including $289,753 and $396,625 due to joint venture partner at December 31, 2010 and 2009)	$5,315,659	$4,220,167
Notes payable	7,811,510	7,391,718
Other accrued liabilities (including $2,185,000 due to joint venture partner at December 31, 2010 and 2009)	3,576,587	3,311,025
Derivative liabilities	1,329,489	1,406,665
Liabilities from discontinued operations	1,365,929	1,387,406
TOTAL CURRENT LIABILITIES	19,399,174	17,716,981
TOTAL LIABILITIES	19,399,174	17,716,981

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $.00001 par value, 500,000,000 shares authorized; 322,538,559 and 263,040,586 shares issued and outstanding	3,226	2,631
Additional paid-in capital	125,146,946	120,114,115
Series E Preferred Stock, $.001 par value, 100,000 shares authorized; 0 and 100,000 shares issued and outstanding	—	100
Additional paid-in capital - Series E Preferred stock	—	625,894
Preferred Stock, $.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Accumulated deficit	(144,513,099)	(134,717,089)
TOTAL STOCKHOLDERS' DEFICIT	(19,362,927)	(13,974,349)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$36,247	$3,742,632

See accompanying notes to consolidated financial statements

SANSWIRE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009
REVENUES	$250,000	$—

EXPENSES
Compensation	551,793	554,065
Professional fees	2,249,082	1,771,372
Officers' and directors' stock based compensation	2,025,678	3,744,070
Amortization of intangibles	968,700	1,049,425
Research and development	2,162,837	—
General and administrative	699,848	451,775
TOTAL EXPENSES	8,657,938	7,570,707
LOSS FROM OPERATIONS	(8,407,938)	(7,570,707)
OTHER INCOME (EXPENSE)
Net gain on settlement of liabilities	363,366	—
Extinguishment of derivative liabilities	—	629,563
Change in fair value of derivative liabilities	77,176	(1,287,984)
Impairment of intangible assets	(1,210,875)	—
Interest expense, net	(607,957)	(1,185,379)
NET OTHER EXPENSE	(1,378,290)	(1,843,800)
LOSS FROM CONTINUING OPERATIONS	(9,786,228)	(9,414,507)

LOSS FROM DISCONTINUED OPERATIONS	(9,782)	—
NET LOSS	$(9,796,010)	$(9,414,507)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC and DILUTED	293,619,380	216,936,864

LOSS PER SHARE FROM CONTINUING OPERATIONS
BASIC and DILUTED	$(0.03)	$(0.04)
LOSS PER SHARE FROM DISCONTINUED OPERATIONS
BASIC and DILUTED	$(0.00)	—
NET LOSS PER SHARE
BASIC and DILUTED	$(0.03)	$(0.04)

See accompanying notes to consolidated financial statements

SANSWIRE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	COMMON STOCK
			ADDITIONAL
			PAID-IN
Description	SHARES	AMOUNT	CAPITAL
BALANCE, DECEMBER 31, 2008 (as Restated)	184,704,015	$1,848	$109,848,580
Shares issued for cash	18,123,014	181	1,882,173
Shares issued for conversion of notes	25,683,212	257	2,702,942
Shares issued for settlement of debt	2,720,346	27	131,753
Shares issued for services	31,484,999	314	2,933,686
Shares issued for options exercised	75,000	1	(1)
Shares issued for interest	250,000	3	9,497
Fair value of vested options issued for officers’ and directors’ compensation	—	—	2,134,120
Warrants issued with convertible notes	—	—	28,060
Modification of warrants	—	—	443,305
Preferred Series E shares issued for accrued expenses	—	—	—
Preferred Series E shares issued for accounts payable	—	—	—
Net loss	—	—	—
BALANCE, DECEMBER 31, 2009	263,040,586	$2,631	$120,114,115
Shares issued for cash	23,111,159	231	1,702,898
Shares issued for settlement of debt	14,354,809	144	952,334
Shares issued for services	22,032,005	220	1,571,699
Fair value of vested options issued for officers’ and directors’ compensation	—	—	776,638
Modification of warrants	—	—	29,262
Preferred Series E shares cancelled and returned to accrued expenses	—	—	—
Preferred Series E shares cancelled and returned to accounts payable	—	—	—
Net loss	—	—	—
BALANCE, DECEMBER 31, 2010	322,538,559	$3,226	$125,146,946

(continued)

See accompanying notes to consolidated financial statements

SANSWIRE CORP. AND SUBSIDIARIES (continued)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	SERIES E PREFERRED STOCK
			ADDITIONAL		TOTAL
			PAID-IN	ACCUMULATED	STOCKHOLDERS'
Description	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
BALANCE, DECEMBER 31, 2008 (as Restated)				(125,302,582)	(15,452,154)
Shares issued for cash	—	—	—	—	1,882,354
Shares issued for conversion of notes	—	—	—	—	2,703,199
Shares issued for settlement of debt	—	—	—	—	131,780
Shares issued for services	—	—	—	—	2,934,000
Shares issued for options exercised	—	—	—	—	—
Shares issued for interest	—	—	—	—	9,500
Fair value of vested options issued for officers’ and directors’ compensation	—	—	—	—	2,134,120
Warrants issued with convertible notes	—	—	—	—	28,060
Modification of warrants	—	—	—	—	443,305
Preferred Series E shares issued for accrued expenses	70,385	70	440,537	—	440,607
Preferred Series E shares issued for accounts payable	29,615	30	185,357	—	185,387
Net loss	—	—	—	(9,414,507)	(9,414,507)
BALANCE, DECEMBER 31, 2009	100,000	$100	$625,894	$(134,717,089)	$(13,974,349)
Shares issued for cash	—	—	—	—	1,703,129
Shares issued for settlement of debt	—	—	—	—	952,478
Shares issued for services	—	—	—	—	1,571,919
Fair value of vested options issued for officers’ and directors’ compensation	—	—	—	—	776,638
Modification of warrants	—	—	—	—	29,262
Preferred Series E shares cancelled and returned to accrued expenses	(70,385)	(70)	(440,537)	—	(440,607)
Preferred Series E shares cancelled and returned to accounts payable	(29,615)	(30)	(185,357)	—	(185,387)
Net loss	—	—	—	(9,796,010)	(9,796,010)
BALANCE, DECEMBER 31, 2010	—	$—	$—	$(144,513,099)	$(19,362,927)

See accompanying notes to consolidated financial statements

SANSWIRE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,796,010)	$(9,414,507)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	—	176,465
Amortization of intangible asset	968,700	1,049,425
Fair value of stock based compensation	1,571,919	3,102,725
Fair value of vested options	889,445	2,134,120
Change in fair value of derivative liabilities	(77,176)	1,287,984
Extinguishment of derivative liabilities	—	(629,563)
Fair value of modification of warrants	29,262	443,305
Impairment of intangible assets	1,210,875	—
Accrued interest on notes payable	419,792	482,966
Change in operating assets and liabilities:
Inventories	1,545,490	(1,545,490)
Accounts payable	1,438,582	615,808
Other accrued liabilities	136,148	306,172
Other accrued liabilities – Discontinued Operations	(21,477)	—
NET CASH USED IN OPERATING ACTIVITIES	(1,684,450)	(1,990,590)
CASH FLOWS FROM INVESTING ACTIVITIES
Deposits	10,800	(11,150)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	10,800	(11,150)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	—	(25,411)
Proceeds from notes and loans payable	—	140,000
Proceeds from sale of common stock	1,703,129	1,882,354
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,703,129	1,996,943
NET CHANGE IN CASH AND EQUIVALENTS	29,479	(4,797)
CASH AND EQUIVALENTS – BEGINNING OF YEAR	12	4,809
CASH AND EQUIVALENTS – END OF YEAR	$29,491	$12

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$290	$2,903
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock for accounts payable	528,478	13,031
Common stock for accrued expenses	424,000	43,750
Stock options for accrued expenses	81,119	—
Conversion of notes payable to common stock	—	2,618,973
Non-cash equity-warrant valuation and intrinsic value of beneficial conversion associated with convertible notes	—	28,060
Preferred stock issued (cancelled and returned) for (to) accrued expenses	(440,607)	440,607
Preferred stock issued (cancelled and returned) for (to) accounts payable	(185,387)	185,387

See accompanying notes to consolidated financial statements

SANSWIRE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1

Description of Business and Significant Accounting Policies

Description of Business

Sanswire Corp. (the “Company”) designs, develops, markets and sells technologically advanced autonomous lighter-than-air (LTA) unmanned aerial vehicles (UAVs) capable of carrying payloads that provide persistent security and/or wireless communication from air to ground solutions at low, mid and high altitudes. The Company’s airships, when integrated with electronics systems and other high technology payloads,  are designed for use by government-related and commercial entities that require real-time intelligence, surveillance and reconnaissance or communications support for military, homeland defense, border control, drug interdiction, natural disaster relief and maritime missions.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, its majority owned subsidiaries and variable interest entity where the Company is the primary beneficiary, after elimination of intercompany transactions.

Use of Estimates

The preparation of these financial statements requires the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses and related disclosure. Actual results could differ from those estimates.

Reclassifications

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying consolidated financial statements, the Company had a net loss of $9,796,010 and negative cash flow from operations of $1,684,450 for the year ended December 31, 2010, and had a working capital deficit of $19,363,277 and a stockholders’ deficit of $19,362,927 at December 31, 2010.  The Company had an accumulated deficit of $144,513,099 at December 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its UAVs and the pursuit or continued development of strategic relationships. The Company’s business plan, which if successfully implemented, will allow it to sell UAVs for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company anticipates a net loss to continue for the next several quarters if not for all of the year 2011.

Additional cash will be needed to support the Company’s ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  The Company believes it will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at its current levels through at least December 31, 2011. The Company currently has a funding commitment letter for $1.5 million from a third party, but it is subject to a number of conditions and there can be no assurance that this funding will occur.   If the Company is able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if the Company’s plans are not achieved and/or if significant unanticipated events occur or if the Company is unable to obtain the necessary additional funding on favorable terms or at all, the Company will likely have to modify its business plan, and reduce, delay or discontinue some or all of its operations to continue as a going concern or seek a buyer for all or a portion of its assets.

Concentration of Credit Risk

The Company continues to focus on the development and commercialization of its airships. To date, the Company has not made any significant airship sales and, therefore, has no significant concentrations of credit risk.

Revenue Recognition

The Company recognizes revenue when title passes and all substantial risks of ownership change, which generally occurs either upon shipment or upon delivery based upon contractual terms.

Cash and Cash Equivalents

Cash and cash equivalents include cash on-hand and highly liquid investments that have a maturity of three months or less when purchased.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. The Company reduces its inventory value for estimated obsolete and slow moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon estimates about future demand and market conditions. As of December 31, 2010 and 2009, the Company had no reserve established for excess and obsolete inventory. (See Note 5 for additional information)

Other Long-Lived Assets

The Company tests its other long-lived assets for impairment in accordance with relevant authoritative guidance. The Company evaluates if impairment indicators related to its other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the Company estimates the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various projections of revenues and expenses, working capital and proceeds from asset disposals on a basis consistent with the Company’s strategic plan. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company determines the asset’s fair value by discounting the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, the Company performs its testing of the asset group at the lowest level for which identifiable cash flows are available.

Intangible Assets

Intangible assets are related to the Company’s intellectual property rights. Intangible assets with finite lives are amortized over their estimated useful lives, which are three years for patents and intellectual property. In addition to amortization, intangible assets are tested at least annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount should be assessed. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. The Company generally measures fair value by considering sales prices for similar assets or by discounting estimated future net cash flows from such assets using a discount rate reflecting our average cost of capital.  (See Note 4 for impairment of the intangible assets in 2010)

Stock-Based Compensation

The Company issues stock-based compensation to its officers, directors and employees that consist of stock options, common stock and restricted stock awards. Common stock and restricted stock awards are issued at the closing price of the Company’s common stock on the date of grant. The Company recognizes compensation expense on the date of grant for common stock awards and ratably over the vesting periods for restricted stock awards. The Company uses the Black-Scholes option pricing model to value stock options and recognizes compensation expense ratably over the requisite service vesting period. Stock options typically have contractual terms of three years.

Research and Development Costs

Research and development costs relating to both future and current products are expensed as incurred. These costs totaled $2,162,837 and $0 in 2010 and 2009, respectively.

Derivative Financial Instruments

Derivative liabilities primarily relate to warrants to purchase common stock of the Company issued in conjunction with certain debt and equity financings.  Each year the Company determines the fair value of the stock warrants using the Black-Scholes option pricing model at the balance sheet date.  Changes in the fair value of the stock warrants are recognized each period in current earnings.

Disclosures about Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts payable, notes payable and derivative instruments. The carrying values for the current financial assets and liabilities, including cash and cash equivalents, accounts payable and notes payable approximate fair value due to their short maturity. The fair values of the Company’s derivative instruments are recorded in the consolidated balance sheets and disclosed in Note 8.

Income Taxes

The Company accounts for deferred income taxes using the asset and liability approach. Under this approach, deferred income taxes are recognized based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. Valuation allowances are recorded to reduce the deferred tax assets to an amount that will more likely than not be realized.

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per common share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. If all outstanding options, warrants and convertible shares were converted or exercised as of December 31, 2010, the shares outstanding would be 394,595,057.  As of March 21, 2011, the Company had 329,852,704 shares of common stock outstanding. The Company is obligated under various existing agreements, options and warrants to issue additional shares of its common stock.

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance changing the way entities account for securitizations and other transfers of financial instruments. In addition to increased disclosure, this guidance eliminates the concept of qualifying special purpose entities and changes the test for consolidation of variable interest entities. This guidance was effective for the Company on January 1, 2010. The adoption of the authoritative guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 2

Discontinued Operations

During 2007, the Company discontinued operations relating to its telecom and wireless activities. The loss from discontinued operations reported in 2010 related to payroll and payroll-related expenses.

The following table summarizes the results of businesses reported as discontinued operations of the Company for the years ended December 31,

	2010	2009
GlobeTel Wireless
Loss from discontinued operations (payroll related costs)	$(9,782)	$—
Loss from discontinued operations	$(9,782)	$—

The following assets and liabilities from discontinued operations were included in the Company’s consolidated balance sheet as of December 31,

2010	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
Total assets	$6,406	$—	$6,406

Accounts payable	$140,116	$1,216,208	$1,356,324
Accrued liabilities	9,605	—	9,605
Total current liabilities	149,721	1,216,208	1,365,929

Net liabilities of discontinued operations	$143,315	$1,216,208	$1,372,335

2009	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
Total assets	$6,406	$—	$6,406

Accounts payable	$140,116	$1,216,208	$1,356,324
Accrued liabilities	9,605	21,477	31,082
Total current liabilities	149,721	1,237,685	1,387,406

Net liabilities of discontinued operations	$143,315	$1,237,685	$1,381,000

NOTE 3

SkySat Sale

On April 20, 2010, the Company and Global Telesat Corp. (“GTC”), a shareholder of the Company, entered into an agreement whereby GTC purchased a 50% interest in the Company’s SkySat lighter-than-air, unmanned aerial vehicle for $250,000. The Company is required to utilize the cash proceeds to complete certain development work so that the airship can be tested and demonstrated to potential customers. As part of the agreement, the Company granted to GTC, upon full payment of the remaining purchase price, a first lien and security interest in the airship with all remedies of a secured creditor under the Uniform Commercial Code. The Company also granted GTC the option to acquire the remaining 50% interest in the airship for $750,000, payable in 3 equal installments of $250,000, the first installment due within 10 days after exercising the option with the remaining 2 installments due at 30 day intervals. The original option set to expire on December 31, 2010 was extended to December 31, 2011.

NOTE 4

Impairment of Joint Venture and Intangible Assets

On June 3, 2008 Sanswire, TAO Technologies Gmbh (“TAO”) and Professor Bernd Kroeplin (“Kroeplin”) restructured the November 2007 agreement and entered into a new agreement to form a 50/50 U.S. based joint venture company owned by Sanswire and TAO to be called Sanswire-TAO Corp. to place, among other things, the license rights to certain TAO intellectual property for the exclusive use in the U.S., Canada and Mexico. The intellectual property included, but was not limited to, an existing patent in Germany as well as any updates to that patent. This integration of Sanswire and Stuttgart, Germany-based TAO was intended to create various strategic advantages for both companies.

On June 3, 2008, the Company reclassified the transaction as the purchase of assets and recognized a $3,229,000 intangible asset related to the intellectual property, including the German patent. The $391,000 paid during 2007 was applied as payment towards the investment.  During 2008, the Company paid an additional $653,000 for the investment, made up of $385,000 in cash and the issuance of 2,680,000 shares of the Company’s common stock valued at $268,000.  After application of the prior payments, the balance of $2,185,000 due for the investment was included in accrued expenses as of December 31, 2009 and remained in accrued expenses as of December 31, 2010 (see Note 6).

The Company had been amortizing the intangible asset assuming a definite life equal to the remaining life of the patent, which was through March 3, 2012. During the normal process of testing for an intangible impairment, the Company updated its ASC 360 analysis as of the end of December 2009 and determined there were no cash flows associated with the Company’s intangible assets.  The Company then determined that the appropriate method of determining if any impairment was necessary was the stated value for the intangible assets.

In the fourth quarter of 2010, the Company entered into discussions with TAO and Kroeplin as to the future relationship between the parties and the status of the joint venture.  On March 22, 2011, the Company entered into a Settlement Agreement by and among the Company, TAO, Kroeplin and Global Telesat Corp., providing for, among other things, the termination of all existing agreements between the parties (the “Old Agreements”); the retention by TAO and Kroeplin of all cash and shares of the Company’s common stock previously paid to them; the  shipping back to TAO by the Company of the old STS 111 (SD34) airship; the discharge of $2,474,753 in debt owed by the Company under the Old Agreements; and the winding down and dissolution of the joint venture, Sanswire-TAO Corp. The Company has decided to base its business going forward exclusively on the technology developed for it by Eastcor Engineering in the United States.  Accordingly, the Company has taken an impairment charge of $1,210,875 representing the remaining unamortized balance of the intangible asset at December 31, 2010.

NOTE 5

Inventories

The components of inventories were as follows as of December 31,

	2010	2009
Work in process	$—	$1,545,490
Total Inventories	$—	$1,545,490

The work in process inventory at the end of 2009 consisted of a prototype airship. During 2010, the Company determined that such prototype as then configured required additional development and decided to utilize the airship to further product development rather than hold it out for sale in its then current form. Accordingly, the Company charged the amount formerly classified as work in process inventory to research and development costs.

NOTE 6

Other Accrued Liabilities

Accrued liabilities included the following as of December 31,

	2010	2009
Payroll liabilities	$998,410	$1,007,079
Professional fees	118,946	118,946
Accrued legal claims payable	274,231	—
Due to joint venture partner	2,185,000	2,185,000
Other accrued liabilities	$3,576,587	$3,311,025

NOTE 7

Notes Payable

The following is a summary of outstanding debt as of December 31,

	2010	2009
Unsecured promissory notes	$5,997,030	$5,997,030
Accrued interest	1,814,480	1,394,688
Total Notes payable	$7,811,510	$7,391,718

As of December 31, 2010 and 2009, notes payable consisted of two unsecured promissory notes with no stated interest rate or terms of repayment. The Company has accrued interest at 7% per annum on both notes since their inception and includes the notes in current liabilities.

Interest expense relating to these notes for 2010 and 2009 totaled $419,792 and $405,753, respectively.

NOTE 8

Derivative Liabilities

The Company follows the authoritative guidance and accounts for its derivative instruments at fair value. Gains and losses from changes in fair values of derivatives are recognized currently in earnings. The Company’s derivative instruments resulted from the issuance of warrants to purchase shares of common stock associated with certain debt and equity financings that contained anti-dilutive provisions.

Warrants

During 2010 and 2009, the Company entered into financing agreements for convertible promissory notes payable and stock purchase agreements, which included both Class A and Class B warrants. During the fourth quarter of 2010, the Company issued 2,377,167 warrants to purchase common stock of the Company associated with two new stock purchase agreements under which the terms of the warrants have no anti-dilution rights.  Warrants issued under the new agreements are not considered to be derivative instruments. All warrants have 3-year terms and are exercisable for a purchase price of $0.21 per share or, in the case of Class B warrants, $0.315 per share.

The following table summarizes certain information about the Company’s warrants to purchase common stock.

	Derivative Liabilities			Weighted
	Warrants Class A	Warrants Class B	Warrants	Average Exercise Price
Outstanding at December 31, 2008	13,987,204	9,634,763	—	$0.253
Warrants Granted	8,251,982	8,220,236	—	0.262
Warrants Expired	(3,305,382)	(2,203,588)	—	0.252
Outstanding at December 31, 2009	18,933,804	15,651,411	—	$0.258
Warrants Granted	7,356,033	7,356,031	2,377,167	0.255
Warrants Expired	(4,380,726)	(1,820,556)	—	1.42
Outstanding at December 31, 2010	21,909,111	21,186,886	2,377,167	$0.244

The aggregate intrinsic value of the Class A and Class B warrants outstanding and exercisable as of December 31, 2010 was $22,675. All warrant shares were fully exercisable and there was no unamortized cost to be recognized in future periods.  The aggregate fair value of the warrants outstanding and exercisable as of December 31, 2010 was $1,329,489 and as of December 31, 2009 was $1,406,665.

NOTE 9

Commitments

Agreements

The Company has entered into several agreements, letters of intent, and memorandums of understanding during 2010 and 2009 and through the date of this Annual Report on Form 10-K, none of which require the recording of any assets, liabilities, revenues or expenses.

Lease Commitments

In December 2010, Sanswire moved its corporate headquarters to the Kennedy Space Center and is now located at State Road 405, Bldg M6-306A, Room 1400, Kennedy Space Center, FL 32815.  Base rent under the lease agreement, with a term of one year, is $1,500 per month plus 6% state sales tax. The Company has an option to lease the adjacent Room 1401 for an additional $1,500 per month plus 6% state sales tax, and believes that with this option, the new facilities are adequate for its existing needs and will accommodate future expansion. The Company’s headquarters were previously located at 17501 Biscayne Blvd., Aventura, FL 33160 which was vacated on January 31, 2011 as the lease thereon expired.

Rent expense for 2010 and 2009 was $33,591 and $23,498, respectively.

Estimated future minimum rental payments and lease payments on non-cancelable operating leases as of December 31, 2010 were as follows:

Year Ended December 31,
2011	$17,490

NOTE 10

Income Taxes

Deferred income taxes and benefits for 2010 and 2009 are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. The tax effects (computed at 15%) of these temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2009	Current Period Changes	2010
Deferred tax assets:
Net operating loss carry-forwards	$17,077,363	$1,469,402	$18,546,765
	17,077,363	1,469,402	18,546,765
Valuation allowance	(17,077,363)	(1,469,402)	(18,546,765)
Net deferred tax asset	$—	$—	$—

A reconciliation of income benefit provided at the federal statutory rate of 15% to income tax benefit is as follows:

	2010	2009
Income tax benefit computed at federal statutory rate	$(1,469,402)	$(1,412,176)
Deferred income taxes	1,469,402	1,412,176
	$—	$—

The Company has accumulated net operating losses, which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the consolidated financial statements. A deferred tax asset for the future benefits of net operating losses and other differences is offset by a 100% valuation allowance due to the uncertainty of the Company's ability to utilize the losses. These net operating losses will expire in the years 2021 through 2036.

At the end of 2010, the Company had net operating loss carry-forwards of its predecessor, related to the reincorporation as an "F" reorganization under the Internal Revenue Code, of approximately $81,429,083, which expire at various dates through 2021.

NOTE 11

COMMON STOCK TRANSACTIONS

During the year ended December 31, 2010, the Company issued the following shares of common stock:

SHARES	CONSIDERATION	VALUATION
14,354,809	Settlement of Debts	$952,478
11,032,005	Consulting Services	810,886
5,000,000	Services - Performance Bonus	209,283
23,111,159	Stock for Cash (Net of offering costs)	1,703,129
6,000,000	Stock for Directors Fees	551,750
59,497,973

During the year ended December 31, 2009, the Company issued the following shares of common stock:

SHARES	CONSIDERATION	VALUATION
2,970,346	Settlement of Debts	$141,281
17,934,999	Consulting Services	1,421,250
75,000	Exercised Options	—
35,387,971	Converted Notes Payable and Accrued Interest	3,722,198
12,500,000	Services - Performance Bonus	1,405,000
8,418,255	Stock for Cash (Net of offering costs)	863,355
1,050,000	Stock for Directors Fees	107,750
78,336,571

The valuation amounts of the above common stock transactions are based on the amounts that common stock and related additional paid-in capital were increased (decreased) upon recording of each transaction. For exercises of stock options, no values are indicated, whereas the options were valued and the additional paid-in capital account was increased upon the original issuance (grant) of the options and no additional charges were recorded upon exercise of the options.

The following table summarizes the changes in the number of shares of common stock for the following periods:

	Shares	Weighted average grant date fair value
Outstanding at December 31, 2008	184,704,015	$0.559
Granted	78,336,571	0.131
Outstanding at December 31, 2009	263,040,586	0.431
Granted	64,497,973	0.086
Cancelled	(5,000,000)	0.095
Outstanding at December 31, 2010	322,538,559	$0.367

NOTE 12

Stock-Based Compensation

The Company issues stock-based compensation that consists of common stock, restricted stock and stock options to its directors, officers and employees. All common stock and restricted stock awards are subject to the securities law restrictions of Rule 144 as promulgated under the Securities Act of 1933, as amended.

Common Stock

The Company recognizes the cost of the common stock issued to directors, officers, and employees as compensation expense at the closing price on the grant date. All common stock awards are fully vested on the date of grant, therefore there is no unrecognized compensation expense associated with these awards. The Company awarded to directors, officers and employees 10 million shares of common stock totaling $667,033 during 2010 and 13.55 million shares of common stock totaling $1,512,750 during 2009.

Restricted Stock

Awards of restricted stock are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. Prior to vesting, ownership of the restricted stock cannot be transferred. The restricted stock has the same voting rights as the common stock. The Company recognizes the cost of restricted stock awards ratably over the vesting period as compensation expense at the closing price on the date of grant. The Company issued one million shares of restricted stock totaling $94,000 during 2010 and no restricted stock in 2009. As of December 31, 2010, there is approximately $61,000 in unrecognized compensation associated with this award to be reflected in 2011.

Stock Options

The Company issued stock options under its stock plan at exercise prices equal to the Company’s common stock price on the date of grant with contractual terms of three years. Historically, the stock options were fully vested and expensed as compensation on the grant date. Beginning in 2010, the Company began to issue stock options with vesting schedules and such stock options are generally subject to forfeiture if employment terminates prior to full vesting. There was no unrecognized compensation expense at the end of 2010 and 2009.

During the year ended December 31, 2010, the Company issued the following common stock options:

Date Issued	Shares	Consideration	Valuation	Company Relationship
02/04/2010	200,000	Director Compensation	$7,932	Board Member
02/06/2010	500,000	Director Compensation	$20,665	Board Member
10/06/2010	1,300,000	Employee Incentive Comp	$91,907	Corporate Officer
11/30/2010	1,200,000	Accrued Salary	$81,119	Non Executive Employee
12/27/2010	7,222,222	Employee Incentive Comp	$485,403	Corporate Officer and Board Member
12/27/2010	1,333,333	Director Compensation	$89,613	Board Member
	11,755,555		$776,639

During the year ended December 31, 2009, the Company issued the following fully vested options to acquire common stock:

Date Issued	Shares	Consideration	Valuation	Relationship
04/10/2009	5,305,550	Employees’ Bonus	$221,238	Non Executive Employees
05/06/2009	8,311,116	Employees’ Bonus	$852,959	Non Executive Employees
05/06/2009	5,555,556	Officer Incentive Compensation	$570,160	Former Chief Executive Officer
06/01/2009	500,000	Officer Incentive Compensation	$63,422	Chief Financial Officer
12/31/2009	4,500,000	Employees’ Bonus	$284,227	Non Executive Employees
12/31/2009	250,000	Director Compensation	$15,791	Board Member
12/31/2009	2,000,000	Officer Incentive Compensation	$126,323	Chief Financial Officer
	26,422,222		$2,134,120
The fair value of stock options granted during 2010 was estimated using the Black-Scholes option pricing model and the following assumptions:

Risk free interest rate	1.36 – 1.52%
Expected life	3 years
Expected volatility	171 - 192%
Expected dividend yield	0%

The following table summarizes the stock option activity for the years ended December 31,

	2010		2009
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	38,042,499	$.298	15,982,752	$.350
Granted	11,755,556	.089	26,422,222	.062
Exercised	—	—	(250,000)	.105
Forfeited / expired / cancelled	(23,214,721)	.118	(4,112,475)	.994
Outstanding at end of period	26,583,334	$.078	38,042,499	$.298
Options exercisable at end of period	25,383,334	$.078	38,042,499	$.298
Weighted average remaining contractual term	2.09 years		1.63 years

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2010:

	Options Outstanding and Exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual terms (years)	Weighted average exercise price
$.045	5,555,555	1.35	$.045
$.073	4,500,000	2.00	.073
$.080	1,500,000	1.27	.080
$.090	12,027,779	2.48	.090
$.094	1,300,000	2.77	.094
$.140	500,000	1.42	.140
	25,383,334	2.09	$.078

The aggregate intrinsic value of 25,383,334 options outstanding and exercisable as of December 31, 2010 was $272,167. The aggregate intrinsic value for the options is calculated as the difference between the prices of the underlying awards and quoted price of the Company’s common stock for the options that were in-the-money as of December 31, 2010.

NOTE 13

Preferred Stock

On May 3, 2009, the Board of Directors approved the creation of a Series E Preferred Stock and 100,000 shares of such stock were issued.  The terms of the Series E Preferred Stock were subsequently amended on May 14, 2009. The Series E Preferred Stock, as amended, had no dividend or liquidation preference, but did include a conversion feature with preferential voting rights. Each share of the Series E Preferred Stock was convertible into shares of the Company’s common stock (as determined by dividing the Stated Value by the Conversion Price feature) and had 21.5 voting rights for each share received. The Series E Preferred Stock, as amended, had a conversion price of $0.105 and a stated value of $6.26. The Company cancelled all authorized shares of Series A, B, C, and D Preferred Stock.

During 2010, the Company cancelled the 100,000 shares of Series E Preferred Stock authorized and outstanding restoring $440,607 to accrued expenses and $185,387 to accounts payable.

NOTE 14

Litigation and Contingencies

Securities and Exchange Commission

On May 2, 2008, the SEC filed a lawsuit in the United States District Court for the Southern District of Florida against the Company and three former officers of the Company, Timothy J. Huff, Thomas Y. Jimenez and Lawrence E. Lynch. The SEC alleged, among other things, that the Company recorded $119 million in revenue on the basis of fraudulent invoices created by Joseph Monterosso and Luis Vargas, two individuals formerly employed by the Company who were in charge of its wholesale telecommunications business.

The SEC alleged that the Company violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. The SEC sought as relief a permanent injunction, civil penalties, and disgorgement with prejudgment interest. The Commission subsequently consolidated this action with another pending action involving former officers of the Company. The Commission also moved to amend its complaint against the Company to include additional allegations of wrongdoing beginning in 2002, but such amendment did not add any new defendants. The Company vigorously defended itself in this action and on December 16, 2010 the Company reached a settlement with the SEC resolving this lawsuit, without admitting or denying the allegations in the SEC’s complaint, as is consistent with standard SEC practice.

Under the terms of the settlement, the Company was required to pay a civil penalty of $300,000.  The funds to pay the civil penalty had been held in escrow since June 2010.  Further, the Company consented to a permanent injunction against future violations of Sections 5(a), 5(c) and 17(a) of the Securities Act and Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 thereunder.  The Company also agreed to perform certain undertakings, including among others, retaining a Chief Financial Officer, establishing and securing board members for an independent audit committee of our Board of Directors, and retaining an audit committee financial expert for the Board, to enhance its disclosure controls, processes and practices.  The Company’s failure to fulfill any such undertaking could result in the SEC’s petitioning the Court for an order for it to pay a penalty of $1.3 million plus interest.  On December 16, 2010, the U.S. District Court for the Southern District of Florida was advised of the settlement and dismissed all claims against the Company without prejudice. The Company has satisfied all undertakings required in the settlement to be complied with by it as of the date of this Annual Report on Form 10-K.

Hudson Bay Fund LP et al. and Brio Capital

Hudson Bay Fund LP and Hudson Bay Overseas Fund Ltd. filed an action against the Company on June 16, 2009 in the Supreme Court of New York relating to the warrants attached to a Subscription Agreement between those entities and the Company. The Hudson Bay entities are seeking to re-price the warrants, increase the number of shares they can purchase pursuant to the warrants, certain equitable remedies, and unspecified damages. A non-final Summary Judgment Order in favor of Hudson Bay was granted by the Court in March 2011 requiring the Company, among other things, to issue 9,283,352 shares of common stock. The Company intends to appeal this order and continues to consider the plaintiff’s interpretation of the warrant provisions to be incorrect.  The Company intends to continue to vigorously defend the action, but the outcome of the action cannot be predicted. Brio Capital, the holder of a similarly worded warrant, filed an action against the Company on February 25, 2011 in the District Court for the Southern District of New York and the Company is actively working out the appropriate response. The Company intends to vigorously defend the action, but the outcome of the action cannot be predicted.

Tsunami Communications v. GlobeTel

On March 3, 2006, Civil Action File No. 06A-02368-5 was filed in Superior Court for Gwinnett County, Georgia by Tsunami Communications and several of its former shareholders. The Company asserted affirmative defenses and a trial was held in November 2009. By Order of the Court entered on September 2, 2010, a judgment was entered against GlobeTel and several other co-defendants for the breach by Sanswire Technologies, Inc. (“ST”) (a then unrelated party) of its asset purchase agreement with the plaintiff Tsunami based on a deemed de facto merger resulting from a subsequent asset purchase agreement between ST and GlobeTel.  As damages, the Company was ordered to issue 530,015 shares of common stock to former shareholders of Tsunami and pay $229,180 to a former Tsunami shareholder with respect to two outstanding promissory notes.

Subsequent to the Order, the plaintiffs filed both a Motion for Reconsideration asking the Court to reconsider its decision to deny several of the plaintiffs’ claims and to substantially increase the award of damages and a Claim for Attorney’s Fees, both of which have been denied by the Court.

Peter Khoury

The Company’s former CEO, Peter Khoury, filed an arbitration proceeding against the Company on October 10, 2010 asserting claims for payment of amounts alleged to be due in connection with his services provided to the Company.  The Company has filed a motion to dismiss the arbitration that has yet to be heard.  Mediation is expected. The Company intends to respond to the allegations and defend itself vigorously in this matter, but the outcome of the action cannot be predicted.

The DeCarlo Group

A lawsuit was filed by the DeCarlo Group on November 24, 2010 in Miami-Dade County Courthouse for over $400,000 claimed in connection with CFO and accounting services allegedly rendered to the Company.  It is the Company’s position that the Company was overcharged in connection with the services rendered and that the amounts are not due. The Company has filed a motion to dismiss for improper venue and intends to otherwise defend itself vigorously in this matter, but the outcome of the action cannot be predicted.

Siegel

A lawsuit was filed by Frances Siegel, the mother of a former officer and director of the Company, on January 20, 2011 in Miami-Dade County Courthouse for $300,000 plus interest claimed in connection with an alleged investment in the Company back in 2003. The Company has filed a motion to dismiss and intends to defend itself vigorously in this matter, but the outcome of the action cannot be predicted.

GlobeTel Wireless Europe GmbH

A lawsuit was filed by Rechtsanwalt Harry Kressel, Court Appointed Insolvency Administrator of the Assets of GlobeTel Wireless Europe GmbH, on March 8, 2011 in the Circuit Court in Brevard County, FL for $165,000 plus interest claimed in connection with the default of the Company on a parent company guaranty with GlobeTel Wireless Europe. The Company intends to review and respond to the allegations and defend itself vigorously in this matter, but the outcome of the action cannot be predicted.

Dohan

A lawsuit was filed by the Company on November 3, 2008, in the Florida Circuit Court for the Eleventh Circuit in Miami-Dade County, FL against its former auditors, Dohan + Co. and the individual auditors who performed work for the Company.  The claim asserts that but for the professional negligence of the audit firm in failing to observe GAAP and other accounting and auditing standards, the Company would not have incurred substantial fees and professional expenses to restate its financials and defend allegations of wrongdoing asserted by the SEC against it.  The Company intends to vigorously pursue its claim in this matter, but the outcome of the action cannot be predicted.

IRS

During 2010 and 2009, Sanswire incurred and reported to the Internal Revenue Service (“IRS”) payroll tax liabilities (and deposited the appropriate withholding amounts) during the normal course of business at each payroll cycle. During the period 2007 through 2008, the Company reported its payroll tax liabilities on a timely basis, however, it failed to deposit the appropriate withholding amounts. The Company recognized this issue and, accordingly, contacted the IRS to make arrangements to pay any taxes due. One such matter has been resolved with the IRS, and the Company currently estimates the amount involved in the second matter to be approximately $200,000.  The Company may be subject to additional penalties and interest from the IRS in connection with these payroll tax matters.

NOTE 15

Subsequent Events

The Company has evaluated subsequent events that have occurred through March 30, 2011, the date of the consolidated financial statements.

On March 2, 2011, the Company entered into a 12% Secured Promissory Note with a principal amount of $200,000. The principal and interest is due in full on March 2, 2012. The note is secured by a security agreement for substantially all of the Company’s assets.

On March 22, 2011, the Company entered into a Settlement Agreement (the “Agreement”) with TAO, Kroeplin and GTC pursuant to which the parties agreed, among other things:

•	To terminate all existing agreements between the parties (the “Old Agreements”);
•	That TAO and Kroeplin are to keep all cash and shares of the Company’s Common Stock previously paid to them and that the Company is to ship back to TAO the old STS 111 (SD34) airship;
•
To discharge $2,474,753 in debt owed by the Company under the Old Agreements, reflected as $2,185,000 in Other Accrued Liabilities and $289,753 in Accounts Payable on the Company’s Consolidated Balance Sheet as of December 31, 2010;

•	To cooperate to wind down and dissolve the joint venture, Sanswire-TAO Corp.;
•	To negotiate the potential terms of a revised relationship among the parties for the next 60 days;
•	To a mutual non-disparagement clause and a mutual release and covenant not to sue for any claim related to the Old Agreements and for any claim that may exist currently;
•
The Company warranted that, to its knowledge, it is not using any trade secret rights of TAO or Kroeplin and that it will not intentionally develop products that use any trade secret rights of TAO or Kroeplin, nor will it intentionally infringe any patent of TAO or Kroeplin in any country where such patent is valid; and

•	That the parties will not use the name, logo or trademarks of any of the parties in any commercial activity or promotional or advertising materials, including on its website.