Form 10-Q
period 2011-03-31
World Surveillance Group Inc.
filed 2011-05-16
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2011
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

Commission file number 001-32509

WORLD SURVEILLANCE GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0292161
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

State Road 405, Building M6-306A, Room 1400
Kennedy Space Center, Florida 32815
(Address of principal executive offices)

(321) 452-3545
(Issuer's telephone number)

Sanswire Corp.
(Former Name if changed since last report)

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
Yes ☒                   No  ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer“ and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer    ☐    Accelerated filer   ☐    Non-accelerated filer   ☐    (Do not check if a smaller reporting company)    Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐        No ☒

As of May 4, 2011, there were 331,889,327 shares of the registrant's Common Stock issued and outstanding.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2011	DECEMBER 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,577	$29,491
Prepayments and other current assets	2,340	—
Assets from discontinued operations	6,406	6,406
TOTAL CURRENT ASSETS	17,323	35,897
Deposits	—	350
TOTAL NONCURRENT ASSETS	—	350
TOTAL ASSETS	$17,323	$36,247

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
CURRENT LIABILITIES
Accounts payable (including $0 and $289,753 due to joint venture partner at March 31, 2011 and December 31, 2010)	$4,828,564	$5,315,659
Notes payable	8,116,993	7,811,510
Other accrued liabilities (including $0 and $2,185,000 due to joint venture partner at March 31, 2011 and December 31, 2010)	1,267,998	3,576,587
Derivative liabilities	582,711	1,329,489
Liabilities from discontinued operations	1,365,929	1,365,929
TOTAL CURRENT LIABILITIES	16,162,195	19,399,174
TOTAL LIABILITIES	16,162,195	19,399,174

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value, 500,000,000 shares authorized;
330,042,060 and 322,538,559 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	3,301	3,226
Additional paid-in capital	125,961,709	125,146,946
Accumulated deficit	(142,109,882)	(144,513,099)
TOTAL STOCKHOLDERS' DEFICIT	(16,144,872)	(19,362,927)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,323	$36,247

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010

REVENUES	$—	$—
EXPENSES
Compensation	217,203	97,293
Officers' and directors' stock based compensation	83,001	324,546
General administrative	65,273	63,140
Research and development	100,000	—
Professional fees	218,703	433,256
Amortization	—	242,175
TOTAL EXPENSES	684,180	1,160,410
LOSS FROM OPERATIONS	(684,180)	(1,160,410)
OTHER INCOME (EXPENSE)
Gain on extinguishment of liabilities to joint venture partner	2,474,753	—
Change in fair value of derivative liabilities	746,778	675,218
Interest expense, net	(134,134)	(243,898)
NET OTHER INCOME (EXPENSE)	3,087,397	431,320
NET INCOME (LOSS)	$2,403,217	$(729,090)

PER COMMON SHARE DATA (Note 11)
Net income (loss) per common share:
Basic and diluted (Note 11)	$0.01	$(0.00)
Weighted average common shares outstanding - basic	327,082,203	264,907,253
Weighted average common shares outstanding - diluted	330,340,736	264,907,253

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2011
 (Unaudited)

	COMMON STOCK
			ADDITIONAL		TOTAL
			PAID-IN	ACCUMULATED	STOCKHOLDERS'
Description	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
BALANCE, DECEMBER 31, 2010	322,538,559	$3,226	$125,146,946	$(144,513,099)	$(19,362,927)
Shares issued for cash	2,466,667	25	184,975	—	185,000
Shares issued for settlement of debt	4,278,848	43	352,868	—	352,911
Shares issued for directors’ compensation	250,000	2	17,498	—	17,500
Vested shares issued as stock based compensation	—	—	34,831	—	34,831
Options issued as stock based compensation	—	—	224,596	—	224,596
Cashless exercise of options	507,986	5	(5)	—	—
Net income	—	—	—	2,403,217	2,403,217
BALANCE, MARCH 31, 2011	330,042,060	$3,301	$125,961,709	$(142,109,882)	$(16,144,872)

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,403,217	$(729,090)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization of intangible asset	—	242,175
Stock based compensation	52,331	341,750
Cost of raising capital	—	(10,800)
Fair value of vested options	30,670	28,596
Change in fair value of derivative liabilities	(746,778)	(675,218)
Loan interest added to debt	105,483	104,948
Gain on extinguishment of liabilities to joint venture partner	(2,474,7530)	—
Change in operating assets and liabilities:
Prepayments and other current assets	(2,340)	—
Accounts payable	116,878	403,201
Customer deposits	—	50,000
Other accrued liabilities	109,028	90,334
NET CASH PROVIDED BY OPERATING ACTIVITIES	(406,264)	(154,104)
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	350	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	350	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable	200,000	—
Proceeds from sale of common stock	185,000	167,037
NET CASH PROVIDED BY FINANCING ACTIVITIES	385,000	167,037
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(20,914)	12,933
CASH AND EQUIVALENTS – BEGINNING OF PERIOD	29,491	12
CASH AND EQUIVALENTS – END OF PERIOD	$8,577	$12,945

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for accounts payable	314,220	336,237
Shares issued for accrued expenses	38,691	—
Stock options issued for accrued bonuses for officers and directors	193,926	—

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

DESCRIPTION OF BUSINESS

World Surveillance Group Inc. (the “Company”) designs, develops, markets and sells autonomous lighter-than-air (LTA) unmanned aerial vehicles (UAVs) capable of carrying payloads that provide persistent security and/or wireless communication from air to ground solutions at low, mid and high altitudes. The Company’s airships, when integrated with electronics systems and other high technology payloads, are designed for use by government-related and commercial entities that require real-time intelligence, surveillance and reconnaissance or communications support for military, homeland defense, border control, drug interdiction, natural disaster relief and maritime missions.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of World Surveillance Group Inc. and its subsidiaries (“WSGI” or the “Company”) and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and reports and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X for scaled disclosures for smaller reporting companies. Accordingly, they do not include all, or include a condensed version of, the information and footnotes required by U.S. GAAP for complete financial statements. The Company believes, however, that the disclosures are adequate to make the information presented not misleading.  However, the Company’s condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations of the Company for the periods shown. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or for any future period.  The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results may differ from management’s estimates.

The consolidated balance sheet information as of December 31, 2010 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended December 31, 2010 under the Company’s former name, Sanswire Corp. These interim condensed consolidated financial statements should be read in conjunction with the Company’s most recently audited financial statements and the notes thereto included in such above referenced Annual Report on Form 10-K.

The Company applies the provisions of U.S. GAAP applicable to consolidations of variable interest entities to its investment in Sanswire-TAO.  Under U.S. GAAP, a variable interest entity is subject to consolidation if the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders.  At March 31, 2010, the Company determined that such consolidation of Sanswire-TAO was appropriate. Inter-company accounts and transactions have been eliminated in consolidation (See Note 5 concerning the intended dissolution of the Sanswire-TAO joint venture)

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $684,180 and negative cash flows from operations of $406,264 for the quarter ended March 31, 2011. The Company had a working capital deficit of $16,144,872 and total stockholders’ deficit of $16,144,872 at March 31, 2011. The Company had an accumulated deficit of $142,109,882 at March 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its UAVs and the pursuit or continued development of strategic relationships. The Company’s business plan, which if successfully implemented, will allow it to sell UAVs for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for the next several quarters if not for all of the year 2011.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on-hand and highly liquid investments with contractual maturities of three months or less when purchased.

REVENUE RECOGNITION

The Company recognizes revenue when title passes and all substantial risks of ownership change, which generally occurs either upon shipment or upon delivery based upon contractual terms.

INCOME TAXES

The Company accounts for deferred income taxes using the asset and liability approach. Under this approach, deferred income taxes are recognized based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. Valuation allowances are recorded to reduce the deferred tax assets to an amount that will more likely than not be realized. (See Note 10)

GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination.  There were no adjustments related to uncertain tax positions recognized during the three months ended March 31, 2011 and 2010, respectively.

The Company operated in multiple tax jurisdictions within the United States of America.  Although management does not believe that the Company is currently under examination in any major tax jurisdiction in which it operates, the Company remains subject to examination in all of those tax jurisdictions until the applicable statute of limitation expire.  As of March 31, 2011, a summary of the tax years that remains subject to examination in the Company’s major tax jurisdictions are: United States – Federal and State – 2005 and forward.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

FAIR VALUE MEASUREMENTS

U.S. GAAP includes a framework for measuring fair value, which also addresses disclosure requirements for fair value measurements. Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value, in this context, should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2011 (unaudited):

		Fair Value Measurements at March 31, 2011 Using:
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$8,577	$8,577	$—	$—
Derivative liabilities	(582,711)	—	—	(582,711)
Totals	$(574,134)	$8,577	$—	$(582,711)

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy, due to use of an estimate of volatility factors. There were no changes in the valuation techniques during the three months ended March 31, 2011.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, accounts payable, notes payable and derivative instruments. The carrying values for the current financial assets and liabilities, including cash and cash equivalents, accounts payable and notes payable approximate fair value due to their short maturity. The fair values of the Company’s derivative instruments are recorded in the consolidated balance sheets. (See Note 6)

USE OF ESTIMATES

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

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share has been computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each period. During the first quarter of 2010, when losses were reported, the weighted average number of common shares outstanding excluded common stock equivalents because their inclusion would be anti-dilutive. If all outstanding options, warrants and convertible shares were converted or exercised as of March 31, 2011, the shares outstanding would be 421,098,558. As of May 4, 2011, the Company had 331,889,327 common shares outstanding. The Company is obligated under various existing agreements, options and warrants to issue additional shares of its common stock.

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

INTANGIBLE ASSETS

Intangible assets are related to the Company’s intellectual property rights. Intangible assets with finite lives are amortized over their estimated useful lives, which are three years for patents and intellectual property. In addition to amortization, intangible assets are tested at least annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount should be assessed. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. The Company generally measures fair value by considering sales prices for similar assets or by discounting estimated future net cash flows from such assets using a discount rate reflecting our average cost of capital. (See Note 5 for impairment of the intangible assets in 2010)

DERIVATIVE FINANCIAL INSTRUMENTS

Derivative liabilities primarily relate to warrants to purchase common stock of the Company issued in conjunction with certain debt and equity financings. Each year the Company determines the fair value of the stock warrants using the Black-Scholes option pricing model at the balance sheet date. Changes in the fair value of the stock warrants are recognized each period in current earnings. (See Note 6)

SHARE-BASED COMPENSATION

The Company offers share-based compensation programs to its officers, directors and employees that consist of employee stock options, common stock and restricted stock awards. Common stock and restricted stock awards are issued at the closing price of the Company’s common stock on the date of grant. The Company recognizes compensation expense on the grant date for common stock awards and ratably over the vesting periods for restricted stock awards. The Black-Scholes option pricing model is used to value stock options, and compensation expense is recognized ratably over the requisite service vesting period. Stock options typically have contractual terms of three years.  Share-based compensation for employees and non-employees recognized during the quarters ended March 31, 2011 and 2010 was $83,001 and $324,546, respectively. (See Note 9)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB amended the existing guidance to require a public entity, which presents comparative financial statements, to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also expanded the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination, which are included in the reported pro forma revenue and earnings.  The amendments are effective for the Company beginning July 1, 2011.  The Company believes the adoption of the provisions of this amendment will not have a material impact on the Company’s financial condition or results of operations.

In January 2010, FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820),” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques.  The new and revised disclosures are required to be implemented for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 activity.  Those disclosures are effective for interim and annual periods beginning after December 15, 2010.  The adoption of FASB ASU 2010-06 will not have a material impact on the Company’s financial condition or results of operations.

NOTE 2. DISCONTINUED OPERATIONS

In 2007, the Company discontinued operations of its telecom and wireless segments and reported the effects as discontinued operations.  Certain assets and liabilities from its discontinued operations are carried at fair value in the consolidated balance sheet as of March 31, 2011 and December 31, 2010 as follows:

	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
ASSETS FROM DISCONTINUED OPERATIONS	$6,406	$—	$6,406

Accounts payable	140,116	1,216,208	1,356,324
Accrued liabilities	9,605	—	9,605
LIABILITIES FROM DISCONTINUED OPERATIONS	149,721	1,216,208	1,365,929

Net liabilities of discontinued operations	$143,315	1,216,208	$1,359,523

No income or expenses were incurred by the Company related to its discontinued operations for the three months ended March 31, 2011 and 2010.

NOTE 3. OTHER ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2011 (Unaudited)	December 31, 2010
Payroll liabilities	$1,032,458	$998,410
Professional fees	—	118,946
Accrued legal claims payable	235,540	274,231
Due to joint venture partner	—	2,185,000
OTHER ACCRUED LIABILITIES	$1,267,998	$3,576,587

NOTE 4. NOTES PAYABLE

Obligations at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011 (Unaudited)	December 31, 2010
Unsecured promissory notes	$5,997,030	$5,997,030
Secured promissory note	200,000	—
Accrued interest	1,919,963	1,814,480
	$8,116,993	$7,811,510

As of March 31, 2011 and December 31, 2010, notes payable included two unsecured promissory notes aggregating $5,997,030 at March 31, 2011 and December 31, 2010 with no stated interest rate or terms of repayment.  The Company has accrued interest at 7% per annum on both notes since their inception and includes the notes in current liabilities.

On March 2, 2011, the Company entered into a promissory note agreement for $200,000. The one-year note matures on March 2, 2012, when the principal and accrued interest at 12% is due. The note is secured by a security agreement for substantially all of the Company’s assets.

Interest expense relating to these notes for quarters ended March 31, 2011 and 2010 totaled $105,483 and $104,948 respectively.

NOTE 5.  IMPAIRMENT OF INTANGIBLE ASSETS AND EXTINGUISHMENT OF DEBT

On June 3, 2008 the Company, TAO Technologies Gmbh (“TAO”) and Professor Bernd Kroeplin (“Kroeplin”) restructured their November 2007 agreement and entered into a new agreement to form a 50/50 U.S. based joint venture company owned by the Company and TAO to be called Sanswire-TAO Corp. to place, among other things, the license rights to certain TAO intellectual property for the exclusive use in the U.S., Canada and Mexico. The intellectual property included, but was not limited to, an existing patent in Germany as well as any updates to that patent. This integration of the Company and Stuttgart, Germany-based TAO was intended to create various strategic advantages for both companies.

On June 3, 2008, the Company reclassified the transaction as the purchase of assets and recognized a $3,229,000 intangible asset related to the intellectual property, including the German patent. The $391,000 paid during 2007 was applied as payment towards the investment. During 2008, the Company paid an additional $653,000 for the investment, made up of $385,000 in cash and the issuance of 2,680,000 shares of the Company’s common stock valued at $268,000. The balance due of $2,185,000 was recorded in accrued expenses. (See Note 3)

During the fourth quarter of 2010, the Company entered into discussions with TAO and Kroeplin as to the future relationship between the parties and the status of the joint venture. By the end of December, the Company had decided to base its business going forward exclusively on the technology developed for it by Eastcor Engineering in the United States. Accordingly, the Company recorded an impairment charge for $1,210,875 representing the unamortized balance of the intangible asset at December 31, 2010.

On March 22, 2011, the Company entered into a Settlement Agreement by and among the Company, TAO, Kroeplin and Global Telesat Corp., providing for, among other things, the termination of all existing agreements between the parties (the “Old Agreements”); the retention by TAO and Kroeplin of all cash and shares of the Company’s common stock previously paid to them; the return of the old STS 111 (SD34) airship by the Company to TAO; the discharge in full of $2,474,753 in debt owed by the Company under the Old Agreements; and the winding down and dissolution of the joint venture, Sanswire- TAO Corp. The Company recorded a $2,474,753 gain on the extinguishment of the debt during the first quarter ended March 31, 2011.

NOTE 6.  DERIVATIVE LIABILITIES

The Company follows the authoritative guidance and accounts for derivative instruments at fair value. Gains and losses from changes in the fair value of derivatives are recognized in interest expense. The Company’s derivative instruments resulted from the issuance of warrants to purchase shares of common stock associated with certain debt and equity financings that contained anti-dilution provisions.

Warrants

Prior to the fourth quarter of 2010, the Company entered into financing agreements for convertible promissory notes and stock purchase agreements, which included both Class A and Class B warrants. Beginning in the fourth quarter of 2010, the Company issues warrants under new agreements containing no anti-dilution rights. Warrants issued under the new agreements are not considered to be derivative instruments. All warrants have 3-year terms and are exercisable for a purchase price of $0.21 per share or, in the case of Class B warrants, $0.315 per share.

The aggregate intrinsic value of the warrants outstanding and exercisable as of March 31, 2011 and December 31, 2010 was $0 and $22,675, respectively. All warrant shares were fully exercisable and there was no unamortized cost to be recognized in future periods. The aggregate fair value of the warrants outstanding and exercisable as of March 31, 2011 was $582,711 and as of December 31, 2010 was $1,329,489.

The following table summarizes certain information about the Company’s warrants to purchase common stock.

	Derivative Liabilities
	Warrants Class A	Warrants Class B	Other Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2010	21,909,111	21,186,886	2,377,167	$0.244
Warrants Granted	—	—	2,166,667	0.210
Warrants Expired	—	—	—	—
Outstanding at March 31, 2011	21,909,111	21,186,886	4,543,834	$0.243

NOTE 7. LITIGATION AND CONTINGENCIES

In the ordinary conduct of business, the Company is subject to periodic lawsuits, investigations and litigation claims, which the Company accrues for where appropriate. The Company cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against it.  As of March 31, 2011, the Company had the following material contingencies:

Hudson Bay Fund LP et al. and Brio Capital

Hudson Bay Fund LP and Hudson Bay Overseas Fund Ltd. filed an action against the Company on June 16, 2009 in the Supreme Court of New York relating to the warrants attached to a Subscription Agreement between those entities and the Company. The Hudson Bay entities are seeking to re-price the warrants, increase the number of shares they can purchase pursuant to the warrants, certain equitable remedies, and unspecified damages. A non-final Summary Judgment Order in favor of Hudson Bay was granted by the Court in March 2011 which would require the Company, among other things, to issue 9,283,352 shares of common stock. The Company has filed a Motion to Renew, Reargue and Reconsider the summary judgment order that has been denied.  The Company continues to consider the plaintiff’s interpretation of the warrant provisions to be incorrect and is evaluating its alternatives. The Company intends to continue to vigorously defend the action, but the outcome of the action cannot be predicted. The Company is engaged in settlement negotiations with Hudson Bay with regard to this litigation.

Brio Capital, the holder of a similarly worded warrant issued at the same time as Hudson Bay’s warrants, filed an action against the Company on March 25, 2011 in the Supreme Court of the State of New York and the Company has filed a response to such complaint. The Company intends to vigorously defend the action, but the outcome of the action cannot be predicted.

Tsunami Communications v. GlobeTel

On March 3, 2006, Civil Action File No. 06A-02368-5 was filed in Superior Court for Gwinnett County, Georgia by Tsunami Communications and several of its former shareholders. The Company asserted affirmative defenses and a trial was held in November 2009. By Order of the Court entered on September 2, 2010, a judgment was entered against GlobeTel and several other co-defendants for the breach by Sanswire Technologies, Inc. (“ST”) (a then unrelated party) of its asset purchase agreement with the plaintiff Tsunami based on a deemed de facto merger resulting from a subsequent asset purchase agreement between ST and GlobeTel. As damages, the Company was ordered to issue 530,015 shares of common stock to former shareholders of Tsunami and pay $229,180 to a former Tsunami shareholder with respect to two outstanding promissory notes. Subsequent to the Order, the plaintiffs filed both a Motion for Reconsideration asking the Court to reconsider its decision to deny several of the plaintiffs’ claims and to substantially increase the award of damages and a Claim for Attorney’s Fees, both of which have been denied by the Court.  The Company is in settlement discussions with the plaintiffs relating to this matter.

Peter Khoury

The Company’s former CEO, Peter Khoury, filed an arbitration proceeding against the Company on October 10, 2010 asserting claims for payment of amounts alleged to be due in connection with his services provided to the Company. The Company has filed a motion to dismiss the arbitration that has yet to be heard. The parties have agreed to mediate prior to arbitration with an agreed upon mediator; however, a mediation date has yet to be determined. The Company intends to respond to the allegations and defend itself vigorously in this matter, but the outcome of the action cannot be predicted.

The DeCarlo Group

A lawsuit was filed by the DeCarlo Group on November 24, 2010 in Miami-Dade County Courthouse for over $400,000 claimed in connection with CFO, accounting and auditing services allegedly rendered to the Company. It is the Company’s position that the Company was overcharged in connection with the services rendered and that the amounts are not due. The Company has filed a motion to dismiss on various grounds and intends to otherwise defend itself vigorously in this matter, but the outcome of the action cannot be predicted.

Siegel

A lawsuit was filed by Frances Siegel, the mother of a former officer and director of the Company, on January 20, 2011 in Miami-Dade County Courthouse for $300,000 plus interest claimed in connection with an alleged investment in the Company in 2003. The Company has filed a motion to dismiss and intends to defend itself vigorously in this matter, but the outcome of the action cannot be predicted.

GlobeTel Wireless Europe GmbH

A lawsuit was filed by Rechtsanwalt Harry Kressel, Court Appointed Insolvency Administrator of the Assets of GlobeTel Wireless Europe GmbH, on March 8, 2011 in the Circuit Court in Brevard County, FL for $165,000 plus interest claimed in connection with an alleged parent company guaranty. The Company is currently reviewing the claim and intends to respond to the allegations and defend itself vigorously in this matter, but the outcome of the action cannot be predicted.

Dohan

The Company has filed a lawsuit on November 3, 2008, in the Florida Circuit Court for the Eleventh Circuit in Miami-Dade County, FL against its former auditors, Dohan Brown Salum + Ferro CPA PA n/k/a Dohan Salum + Company CPA PA and the individual auditors who performed work for the Company. The claim asserts that but for the professional negligence of the audit firm in failing to observe GAAP and other accounting and auditing standards, the Company would not have incurred substantial fees and professional expenses to restate its financials and defend allegations of wrongdoing asserted by the SEC against it. If negotiations are not fruitful, the Company intends to amend its complaint to add claims and will begin aggressive discovery, but the outcome of the action cannot be predicted.

IRS

During 2010 and 2009, the Company, under its former name Sanswire Corp., incurred and reported to the Internal Revenue Service (“IRS”) payroll tax liabilities (and deposited the appropriate withholding amounts) during the normal course of business at each payroll cycle. During the period 2007 through 2008, the Company reported its payroll tax liabilities on a timely basis, however, it failed to deposit the appropriate withholding amounts. The Company recognized this issue and, accordingly, contacted the IRS to make arrangements to pay any taxes due. One such matter has been resolved with the IRS, and the Company currently estimates the amount involved in the second matter to be approximately $200,000. The Company may be subject to additional penalties and interest from the IRS in connection with these payroll tax matters.  The Company is engaged in discussions with the IRS to settle this matter.

NOTE 8. COMMON STOCK TRANSACTIONS

During the three month period ended March 31, 2011, the Company issued the following shares of Common Stock:

SHARES	CONSIDERATION	VALUATION
4,278,848	Settlement of Debts	$352,911
2,466,667	Stock for Cash	185,000
250,000	Stock for Directors Fees	17,500
507,986	Cashless exercise of options	—

The valuation amounts of the above common stock transactions are based on the amounts that common stock and related additional paid-in capital were increased (decreased) upon recording of each transaction. For exercises of stock options, no values are indicated, whereas the options were valued and the additional paid-in capital account was increased upon the original issuance (grant) of the options and no additional charges were recorded upon exercise of the options.  The valuation amounts related to the vested shares and the options reflect the vesting related to previously issued shares or options.

NOTE 9. SHARE-BASED COMPENSATION

The Company issues stock-based compensation that consists of common stock, restricted stock and stock options to its directors, officers, employees and consultants. All common stock and restricted stock awards are subject to the securities law restrictions of Rule 144 as promulgated under the Securities Act of 1933, as amended.

Common Stock

The Company recognizes the value of the common stock issued to directors, officers, and employees as compensation expense at the closing price on the grant date. All common stock awards are fully vested on the date of grant, therefore there is no unrecognized compensation expense associated with these awards. The Company awarded 250,000 shares of common stock totaling $17,500 for director fees during the first quarter of 2011.

Restricted Stock

Awards of restricted stock are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. Prior to vesting, ownership of the restricted stock cannot be transferred. The restricted stock has the same voting rights as the common stock. The Company recognizes the value of restricted stock awards ratably over the vesting period as compensation expense based upon the stock’s closing price on the grant date. No restricted stock awards were made during the three months ended March 31, 2011. There is approximately $26,000 in unrecognized compensation relating to restricted stock awards at March 31, 2011.

Stock Options

The Company has issued stock options at exercise prices equal to the Company’s common stock price on the date of grant with contractual terms of three to seven years. Historically, the stock options were fully vested and expensed as compensation on the grant date. During 2010, the Company began issuing stock options with vesting schedules and such stock options are generally subject to forfeiture if employment terminates prior to vesting. The Company issued 3.5 million options valued at approximately $194,000 related to 2010 bonuses and 15.25 million options valued at $984,628 as share-based compensation awards to directors, officers, employees and consultants during the three months ended March 31, 2011. At March 31, 2011, there were approximately $954,000 in unrecognized compensation expense relating to these awards, of which approximately $907,000 will vest only upon the attainment of specific performance related goals.

During the quarter ended March 31, 2011, the Company issued the following options to acquire common stock:

Date Issued	Shares	Consideration	Valuation	Relationship
02/08/2011	1,500,000	Compensation	$77,570	Corporate Officer
03/02/2011	3,500,000	2010 Bonus Awards	$193,926	Board Member & Management Team
03/30/2011	13,750,000	Performance Based Award	$907,058	Board, Mgmt, Employee and Consultant
	18,750,000		$1,178,554

The following table summarizes the stock option activity for the quarter ended March 31,

	2011		2010
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	26,583,334	$.078	38,042,499	$.298
Granted	18,750,000	.068	700,000	.075
Exercised	(1,361,111)	.050	—	—
Forfeited / expired / cancelled	(555,556)	.090	(500,000)	.290
Outstanding at end of period	43,416,667	$.069	38,242,499	$.294
Options exercisable at end of period	28,666,667	$.070	38,242,499	$.294
Weighted average remaining contractual term	2.05 years		1.71 years

The following table summarizes information about stock options outstanding and exercisable at March 31, 2011:

	Options Outstanding and Exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual terms (years)	Weighted average exercise price
$.045	4,444,444	1.10	$.045
$.070	500,000	2.86	.070
$.073	4,250,000	1.75	.073
$.075	3,500,000	2.92	.075
$.080	1,500,000	1.03	.080
$.090	12,672,223	2.34	.090
$.094	1,300,000	2.52	.094
$.140	500,000	1.17	.140
	28,666,667	2.05	$.070

The aggregate intrinsic value of the 28,666,667 options outstanding and exercisable as of March 31, 2011 was $93,333 based on the difference between the prices of the underlying awards and quoted price of the Company’s common stock as of March 31, 2011.

NOTE 10. INCOME TAXES

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

NOTE 11. PER SHARE INFORMATION:

Basic earnings per share (“Basic EPS”) of common stock is computed by dividing the net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding.  GAAP requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Consolidated Statements of Operations.  Common stock equivalents totaling 86,612,054 and 74,468,236 were excluded from the computation of Diluted EPS for the three months ended March 31, 2011 and 2010, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income (loss)	$2,403,217	$(729,090)

Denominator:
Weighted-average shares of common stock outstanding	327,082,203	264,907,253
Dilutive effect of stock warrants and stock options	3,258,533	-
Weighted-average shares of common stock outstanding, assuming dilution	330,340,736	264,907,253

Net income (loss) per share:
Basic and diluted	$0.01	$(0.00)

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date.  The following material subsequent event was as follows:

On May 4, 2011, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Michael K. Clark, the Company’s Chairman of the Board, and a group of other investors for the purchase of $1,105,000 of common stock at a purchase price of $0.075 per share, which shares shall be restricted pursuant to the securities laws until such time as a registration statement filed with the Securities and Exchange Commission covering the shares of common stock sold in the financing is declared effective.  Pursuant to a Registration Rights Agreement entered into between the Company and the investors, the Company is obligated to file such a registration statement by July 1, 2011. Pursuant to the Agreement, the Company sold an aggregate of 14,733,333 shares of common stock. A 15% commission in cash and shares of common stock was paid in connection with the sale of $340,000 of the Common Stock sold pursuant to the Agreement.

On May 2, 2011, the Company announced that it was awarded a $200,000 contract from Space Florida, an independent special district, a body politic and corporate, and a subdivision of the State of Florida. The contract is to create a Performance Data Package in connection with the flight testing of the Company’s Argus One lighter-than-air unmanned aerial vehicle at the Army’s proving ground facility in Yuma, Arizona sometime in May or June 2011.

On April 19, 2011, the Company announced it changed its corporate name to World Surveillance Group Inc. (“WSGI”). The new name reflects the Company’s intention to focus on providing enhanced global intelligence, surveillance, reconnaissance and monitoring services following the announcement of the executed letter of intent to acquire satellite based tracking firm, Global Telesat Corp. The Company’s common shares will continue to trade on the OTC Bulletin Board (OTCBB) under its new stock symbol “WSGI”.

On April 12, 2011, the Company entered into a Letter of Intent (“LOI”) to acquire 100% of the outstanding shares of capital stock of Global Telesat Corp. (“GTC”), a privately held U.S. based satellite tracking firm for 30 million shares of the Company’s common stock, $500,000 cash and certain earn-out payments. If the acquisition is completed, GTC would become a wholly owned subsidiary of the Company. GTC designs, markets and provides satellite-based asset tracking hardware, airtime and related equipment primarily focused on providing customized tracking and monitoring solutions and ground station construction services to the U.S. Department of Defense and its prime contractors. The Company has begun the due diligence process with the intention of closing the transaction during the second quarter of 2011.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results. All statements other than statements of historical facts are statements that could be deemed forward-looking statements.

Certain statements in this Quarterly Report on Form 10-Q may contain words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “would” and other similar language and are considered forward looking statements or information.  In addition, any information or statements that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking, and based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. Such forward-looking information or statements are subject to important assumptions, risks and uncertainties that are difficult to predict, and the actual outcome may be materially different. Our assumptions, although considered reasonable by us at the date of this Report, may prove to be inaccurate and consequently our actual results could differ materially from the expectations set out herein.

We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements or information. You should carefully review documents we file from time to time with the Securities and Exchange Commission. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Quarterly Report on Form 10-Q, because these forward-looking statements are relevant only as of the date they were made.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying Notes to Condensed Consolidated Financial Statements under Part I, Item1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2011 compared with the three months ended March 31, 2010 unless otherwise noted. Where we say “we”, “us”, “our”, “WSGI” or “the Company”, we mean World Surveillance Group Inc. or World Surveillance Group Inc. and its subsidiaries, as applicable.

The Company

World Surveillance Group Inc. designs, develops, markets and sells autonomous lighter-than-air (LTA) unmanned aerial vehicles (UAVs) capable of carrying payloads that provide persistent security and/or wireless communications from air to ground solutions at low, mid and high altitudes. Our airships, when integrated with electronics systems and other high technology payloads, are designed for use by government-related and commercial entities that require real-time intelligence, surveillance and reconnaissance or communications support for military, homeland defense, border control, drug interdiction, natural disaster relief and maritime missions. Our current principal office is at State Road 405, Building M6-306A, Room 1400, Kennedy Space Center, FL 32815, and our telephone number at that location is (321) 452-3545. Our internet address is www.wsgi.com.

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

Effective April 19, 2011, we merged a newly created, wholly-owned Delaware subsidiary, World Surveillance Group Inc., with and into the Company, with the Company being the surviving corporation.  Our Restated Certificate of Incorporation is the charter of the surviving corporation except that our name has been changed to World Surveillance Group Inc.  In connection with the change of our corporate name, effective April 25th our stock ticker symbol, under which our common stock will now be traded, was changed to “WSGI”.

Quarterly Highlights and Recent Events

•	Secured additional funding from our management team and partners;
•	Hired a new Chief Financial Officer with experience in public company reporting, and financial, accounting and treasury functions, as well as implementation of corporate control environments;
•
Filed a provisional patent in the U.S. for a new unmanned, autonomous airship with automated control for individual modules for improved flight stability and aerodynamic control based on technology developed for us by our technical partner, Eastcor Engineering;

•
Unveiled our new lighter-than-air unmanned aerial vehicle known as “Argus One” equipped with our newly developed, proprietary stabilization system that autonomously controls the level of rigidity of the airship as it flies and its newly designed and integrated payload bay, which is designed to fly over areas of interest for extended durations carrying various payloads to allow for intelligence, surveillance and reconnaissance, communications and other applications;

•
Entered into a Settlement Agreement by and among the Company and TAO Technologies GmbH, Dr. Bernd-H Kroeplin and Global Telesat Corp. providing for, among other things, the termination of all existing agreements between the parties (the “Old Agreements”); the retention by TAO and Kroeplin of all cash and shares of our common stock previously paid to them; the shipping back to TAO by us of the old STS 111 (SD34) airship; the discharge of $2,474,753 in debt owed by us under the Old Agreements; and the winding down and dissolution of the joint venture, Sanswire-TAO Corp.;

•	Entered into a letter of intent to acquire Global Telesat Corp., a U.S. based satellite tracking firm;
•	Secured a $1.5 million financing commitment letter from Space Florida;
•	Invited by the U.S. Department of Defense to test and demonstrate the Argus One airship at the Army’s proving ground facility in Yuma, Arizona;
•	Changed our corporate name to World Surveillance Group Inc. to reflect our revised focus in light of the potential GTC acquisition and unveiled a new corporate website;
•	Successfully completed initial flight testing of the Argus One airship in Easton, MD;
•
Awarded a $200,000 contract from Space Florida to create a performance data package in connection with the flight testing of our Argus One UAV at the  U.S. Army’s proving ground facility in Yuma, Arizona in May/June 2011; and

•	Closed a $1.105 million financing of our common stock.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2010

Revenues. We had no revenue for the three months ended March 31, 2011 and 2010.

Operating Expenses. Our operating expenses consist primarily of compensation, professional fees, stock based compensation, research and development, as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, amortization and other general corporate expenses. Our operating expenses for the three month period ended March 31, 2011 were $684,180 compared to $1,160,410 for the three month period ended March 31, 2010, a decrease of $476,230 or 41%. The decrease was primarily due to reductions in stock based compensation of $241,545, professional fees for accounting and legal services of $214,553 and discontinued amortization of $242,175 due to the impairment and write-off of the related intellectual property during the last quarter of 2010. These reductions were partially offset by the $100,000 incurred for research and development relating to our Argus One LTA UAV and an increase in compensation of $119,910.

Loss From Operations. The loss from operations of $684,180 for the quarter ended March 31, 2011 compares favorably to the operating loss of $1,160,410 for the same period of 2010, and reflects the reduction in operating expenses described above.

Net Other Income (Expense). Net other income totaled $3,087,397 for the first quarter of 2011, as compared to $431,320 during the same quarter of 2010, an increase of $2,656,077 or 616%. The increase is primarily attributed to the $2,474,753 gain from the extinguishment of liabilities due to our former joint venture partner. During the first quarter of 2011, we reached a settlement agreement with our former joint venture partner to terminate all of our old agreements, discharge in full the amounts owed by us and ultimately dissolve the joint venture.  Other income resulting from the change in fair value of derivatives was $746,778 for the three months ended March 31, 2011 compared to $675,218 for the comparable period of 2010, an increase of $71,560 or 11%.  The favorable decline in interest expense of $109,764 from $243,898 in the three months ended March 31, 2010 to $134,134 in the comparable period of 2011 is attributed entirely to a noncash settlement adjustment recorded during the first quarter of 2010.

Net Income (Loss). We had net income of $2,403,217 for the three months ended March 31, 2011 as compared to a net loss of $729,090 for the three month ended March 31, 2010, an increase of $3,132,307 or 430%. The net income is primarily attributed to the $2,474,753 gain from the extinguishment of liabilities to our former joint venture partner and the reduction of our operating expenses, both as discussed above.

Liquidity and Capital Resources

Assets. Historically, we have funded our operations and capital expenditures through the sale of stock and notes.  Current assets at March 31, 2011, were $17,323 compared to $35,897 at December 31, 2010, a decrease of $18,574 or 52%, primarily due to the reduction of cash and cash equivalents. At March 31, 2011, we had total assets of $17,323 compared to total assets of $36,247 as of December 31, 2010, reflecting the same decline in cash and cash equivalents during the first quarter of 2011.

Liabilities. At March 31, 2011, we had total liabilities of $16,162,195 compared to total liabilities of $19,399,174 as of December 31, 2010, a decrease of $3,236,979 or 17%, principally due to the write-off of the $2,474,753 of accounts payable and accrued liabilities due to the joint venture partner and the $746,778 decline in fair value of derivative liabilities experienced during the first quarter of 2011.

Cash Flows. Our cash used in operating activities in the three months ended March 31, 2011 was $406,264 compared to $154,104 for the same period of 2010, reflecting increased net cash outflows of $252,160. This increase in net cash outflows is primarily due to the decline in accounts payable of $197,342, after the write-off of the accounts payable due our former joint venture partner of $289,753, and $50,000 decline in customer deposits between the two periods.

Net cash provided by investing activities increased $350 from a refund of a utility deposit during the first quarter of 2011.

Net cash provided by financing activities during the quarter ended March 31, 2011 totaled $385,000, reflecting $185,000 in proceeds from the sale of common stock and $200,000 in proceeds from a new promissory note as compared to $167,037 for the quarter ended March 31, 2010, which was entirely from the sale of common stock.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, we posted a loss from operations of $684,180 and negative cash flow from operations of $406,264 for the quarter ended March 31, 2011. We had a working capital deficit of $16,144,872 and total stockholders’ deficit of $16,144,872 at March 31, 2011. We had an accumulated deficit of $142,109,882 at March 31, 2011.  These factors raise substantial doubt about whether we can continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds to continue our business operations and implement our strategic plan, which includes, among other things, continued development of our UAVs and the pursuit or continued development of strategic relationships. Our business plan, which if successfully implemented, will allow us to sell UAVs for a profit, which will reduce our dependence on raising additional funds from outside sources. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  We anticipate a net loss to continue for the next several quarters if not for all of the year 2011.

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

Critical Accounting Policies and Use of Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operation is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of our condensed consolidated financial statements in accordance with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts and classification of revenues and expense during the periods presented, and the disclosure of contingent assets and liabilities.  We evaluate our estimates and assumptions on an ongoing basis and material changes in these estimates or assumptions could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances and at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates if past experience or other assumptions do not turn out to be substantially accurate.

Please refer to our Note 1 of our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, and our Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2010 and Note 1 of our consolidated financial statements contained therein for a more complete discussion of our critical accounting policies and use of estimates.

Recent Accounting Pronouncements

In December 2010, the FASB amended the existing guidance to require a public entity, which presents comparative financial statements, to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also expanded the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination, which are included in the reported pro forma revenue and earnings.  The amendments are effective for us beginning July 1, 2011.  We believe the adoption of the provisions of this amendment will not have a material impact on our financial condition or results of operations.

In January 2010, FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820),” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques.  The new and revised disclosures are required to be implemented for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 activity.  Those disclosures are effective for interim and annual periods beginning after December 15, 2010.  The adoption of FASB ASU 2010-06 will not have a material impact on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to include disclosure under this item.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary conduct of business, we are subject to periodic lawsuits, investigations and litigation claims, which we accrue for where appropriate. We cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against us.  As of March 31, 2011, we had the following material contingencies:

Hudson Bay Fund LP et al. and Brio Capital

Hudson Bay Fund LP and Hudson Bay Overseas Fund Ltd. filed an action against us on June 16, 2009 in the Supreme Court of New York relating to the warrants attached to a Subscription Agreement between those entities and the Company. The Hudson Bay entities are seeking to re-price the warrants, increase the number of shares they can purchase pursuant to the warrants, certain equitable remedies, and unspecified damages. The Court granted a non-final Summary Judgment Order in favor of Hudson Bay in March 2011 which would require the Company, among other things, to issue 9,283,352 shares of common stock. We filed a Motion to Renew, Reargue and Reconsider this summary judgment order that has been denied.  We continue to consider the plaintiff’s interpretation of the warrant provisions to be incorrect and we are evaluating our alternatives.  We intend to continue to vigorously defend the action, but the outcome of the action cannot be predicted. We are engaged in settlement negotiations with Hudson Bay with regard to this litigation.

Brio Capital, the holder of a similarly worded warrant, filed an action against us on March 25, 2011 in the Supreme Court of the State of New York and we have filed a response to such complaint. We intend to vigorously defend the action, but the outcome of the action cannot be predicted.

Tsunami Communications v. GlobeTel

On March 3, 2006, Civil Action File No. 06A-02368-5 was filed in Superior Court for Gwinnett County, Georgia by Tsunami Communications and several of its former shareholders. We asserted affirmative defenses and a trial was held in November 2009. By Order of the Court entered on September 2, 2010, a judgment was entered against GlobeTel and several other co-defendants for the breach by Sanswire Technologies, Inc. (“ST”) (a then unrelated party) of its asset purchase agreement with the plaintiff Tsunami based on a deemed de facto merger resulting from a subsequent asset purchase agreement between ST and GlobeTel.  As damages, we were ordered to issue 530,015 shares of common stock to former shareholders of Tsunami and pay $229,180 to a former Tsunami shareholder with respect to two outstanding promissory notes.  Subsequent to the Order, the plaintiffs filed both a Motion for Reconsideration asking the Court to reconsider its decision to deny several of the plaintiffs’ claims and to substantially increase the award of damages and a Claim for Attorney’s Fees, both of which have been denied by the Court.  We are in settlement discussions with the plaintiffs relating to this matter.

Peter Khoury

The Company’s former CEO Peter Khoury filed an arbitration proceeding against it on October 10, 2010 asserting claims for payment of amounts alleged to be due in connection with his services provided to the Company.  We have filed a motion to dismiss the arbitration that has yet to be heard.  The parties have agreed to mediate prior to arbitration with an agreed upon mediator; however, a mediation date has yet to be determined.  We intend to respond to the allegations and defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted.

The DeCarlo Group

A lawsuit was filed by the DeCarlo Group on November 24, 2010 in Miami-Dade County Courthouse for over $400,000 claimed in connection with CFO, accounting and auditing services allegedly rendered to the Company.  It is our position that the Company was overcharged in connection with the services rendered and that the amounts are not due. We have filed a motion to dismiss on various grounds and intend to otherwise defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted.

Siegel

A lawsuit was filed by Frances Siegel, the mother of a former officer and director of the Company, on January 20, 2011 in Miami-Dade County Courthouse for $300,000 plus interest claimed in connection with an alleged investment in the Company in 2003. We have filed a motion to dismiss and intend to defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted.

GlobeTel Wireless Europe GmbH

A lawsuit was filed by Rechtsanwalt Harry Kressel, Court Appointed Insolvency Administrator of the Assets of GlobeTel Wireless Europe GmbH, on March 8, 2011 in the Circuit Court in Brevard County, FL for $165,000 plus interest claimed in connection with an alleged parent company guaranty. We are currently reviewing the claim and intend to respond to the allegations and defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted

Dohan

We have filed a lawsuit on November 3, 2008, in the Florida Circuit Court for the Eleventh Circuit in Miami-Dade County, FL against our former auditors, Dohan Brown Salum + Ferro CPA PA n/k/a Dohan Salum + Company CPA PA and the individual auditors who performed work for us.  The claim asserts that but for the professional negligence of the audit firm in failing to observe GAAP and other accounting and auditing standards, we would not have incurred substantial fees and professional expenses to restate our financials and defend allegations of wrongdoing asserted by the SEC against us.  If negotiations are not fruitful, we intend to amend our complaint to add claims and will begin aggressive discovery, but the outcome of the action cannot be predicted.

IRS

During 2010 and 2009, we, under our former name Sanswire Corp., incurred and reported to the Internal Revenue Service (“IRS”) payroll tax liabilities (and deposited the appropriate withholding amounts) during the normal course of business at each payroll cycle. During the period 2007 through 2008, the Company reported its payroll tax liabilities on a timely basis, however, it failed to deposit the appropriate withholding amounts. We recognized this issue and, accordingly, contacted the IRS to make arrangements to pay any taxes due. One such matter has been resolved with the IRS, and we currently estimate the amount involved in the second matter to be approximately $200,000.  We may be subject to additional penalties and interest from the IRS in connection with these payroll tax matters.  We are engaged in discussions with the IRS to settle this matter.

We provide indemnification, to the extent permitted by law, to our officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent is or was serving at our request in such capacity.

Item 1A.  Risk Factors

For a discussion of our potential risks or uncertainties, please see “Risk Factors” in Part I, Item 1A of our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” herein and in the 2010 Form 10-K.  There have been no material changes with respect to risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2011, we issued an aggregate of 7,503,501shares of Common Stock for cash, the settlement of debt, board compensation, and for services rendered to us from consultants and partners. Of the shares of Common Stock issued, 2,466,667 shares were issued for cash valued at $0.075, or $185,000 and 1,916,668 shares, or 25% were issued to insiders and affiliates, as restricted securities under an exemption provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D, Rule 506, promulgated under the Securities Act of 1933. The Common Stock issued for cash was valued $0.075 while other issuances were valued at prices based on the closing market prices on the date the Board of Directors authorized the issuances.

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

Item 6.  Exhibits

Exhibits	Description

3.1	Amended and Restated By-laws of the Company (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2011 and incorporated herein by reference)
3.2
Certificate of Ownership of Sanswire Corp. and World Surveillance Group Inc. dated April 4, 2011 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 19, 2011 and incorporated herein by reference)

4.1
12% Secured Promissory Note due March 2, 2012 of the Company (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2011 and incorporated herein by reference)

4.2	Security Agreement dated March 2, 2011 of the Company (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2011 and incorporated herein by reference)
10.1*+	Non-Qualified Stock Option Agreement dated March 30, 2011 with Michael K. Clark
10.2*+	Non-Qualified Stock Option Agreement dated March 30, 2011 with Glenn D. Estrella
10.3*+	Non-Qualified Stock Option Agreement dated March 30, 2011 with W. Jeffrey Sawyers
10.4*+	Non-Qualified Stock Option Agreement dated March 30, 2011 with Barbara M. Johnson
10.5	Form of Common Stock Purchase Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 1, 2011 and incorporated herein by reference)
10.6+
Employment Agreement dated February 8, 2011 with W. Jeffrey Sawyers (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 8, 2011 and incorporated herein by reference)

10.7
Settlement Agreement dated March 22, 2011 by and among the Company, TAO Technologies GmbH, Dr. Bernd-H Kroeplin, and Global Telesat Corp. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 28, 2011 and incorporated herein by reference)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter of Intent dated April 8, 2011 by and among the Company, Global Telesat Corp., and Growth Investment Holdings Ltd. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 12, 2011 and incorporated herein by reference)

*   Filed herewith.
+   Indicates management contract relating to compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2011
WORLD SURVEILLANCE GROUP INC.

By: /s/ W. Jeffrey Sawyers
Name: W. Jeffrey Sawyers Title: Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits

Number	Description

3.1	Amended and Restated By-laws of the Company (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2011 and incorporated herein by reference)
3.2
Certificate of Ownership of Sanswire Corp. and World Surveillance Group Inc. dated April 4, 2011 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 19, 2011 and incorporated herein by reference)

4.1
12% Secured Promissory Note due March 2, 2012 of the Company (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2011 and incorporated herein by reference)

4.2	Security Agreement dated March 2, 2011 of the Company (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2011 and incorporated herein by reference)
10.1*+	Non-Qualified Stock Option Agreement dated March 30, 2011 with Michael K. Clark
10.2*+	Non-Qualified Stock Option Agreement dated March 30, 2011 with Glenn D. Estrella
10.3*+	Non-Qualified Stock Option Agreement dated March 30, 2011 with W. Jeffrey Sawyers
10.4*+	Non-Qualified Stock Option Agreement dated March 30, 2011 with Barbara M. Johnson
10.5	Form of Common Stock Purchase Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 1, 2011 and incorporated herein by reference)
10.6+
Employment Agreement dated February 8, 2011 with W. Jeffrey Sawyers (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 8, 2011 and incorporated herein by reference)

10.7
Settlement Agreement dated March 22, 2011 by and among the Company, TAO Technologies GmbH, Dr. Bernd-H Kroeplin, and Global Telesat Corp. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 28, 2011 and incorporated herein by reference)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter of Intent dated April 8, 2011 by and among the Company, Global Telesat Corp., and Growth Investment Holdings Ltd. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 12, 2011 and incorporated herein by reference)

*  Filed herewith.
+   Indicates management contract relating to compensatory plans or arrangements