Form 10-Q
period 2011-06-30
World Surveillance Group Inc.
filed 2011-08-15
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2011
or
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

As of August 10, 2011, there were 399,378,152 shares of the registrant's Common Stock issued and outstanding.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$709,857	$29,491
Accounts receivable, net of allowance for doubtful accounts of $0	11,712	—
Other receivables	83,000	—
Inventories	38,625	—
Prepayments	136,310	—
Assets from discontinued operations	6,406	6,406
TOTAL CURRENT ASSETS	985,910	35,897

PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $16,170	2,601,105	—

OTHER NONCURRENT ASSETS
Deposits	75,425	350
TOTAL NONCURRENT ASSETS	75,425	350
TOTAL ASSETS	$3,662,440	$36,247

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable (including $0 and $289,753 due to joint venture partner at June 30, 2011 and December 31, 2010)	$5,074,857	$5,315,659
Notes payable	8,019,681	7,811,510
Other accrued liabilities (including $0 and $2,185,000 due to joint venture partner at June 30, 2011 and December 31, 2010)	1,659,951	3,576,587
Deferred revenues	210,312	—
Derivative liabilities	1,553,021	1,329,489
Liabilities from discontinued operations	1,365,929	1,365,929
TOTAL CURRENT LIABILITIES	17,883,751	19,399,174
TOTAL LIABILITIES	17,883,751	19,399,174

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY ( DEFICIT)
Common stock, $0.00001 par value, 500,000,000 shares authorized; 398,637,494 shares and 322,538,559 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively.	3,987	3,226
Additional paid-in capital	130,399,433	125,146,946
Accumulated deficit	(144,624,731)	(144,513,099)
TOTAL STOCKHOLDERS' DEFICIT	(14,221,311)	(19,362,927)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,662,440	$36,247

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

REVENUES
Net sales	$26,093	$250,000	$26,093	$250,000
Cost of sales	16,345	—	16,345	—
Gross profit	9,748	250,000	9,748	—

COSTS AND EXPENSES:
Compensation	238,345	150,654	455,548	247,947
Officers' and directors' stock based compensation	332,068	1,143,000	415,069	1,467,546
General administrative	219,945	85,928	285,218	149,068
Research and development	168,246	150,000	268,246	150,000
Professional fees	407,977	646,080	626,680	1,079,336
Acquisition-related costs	65,000	—	65,000	—
Depreciation and amortization	12,950	242,175	12,950	484,350
TOTAL EXPENSES	1,444,531	2,417,837	2,128,711	3,578,247
LOSS FROM OPERATIONS	(1,434,783)	(2,167,837)	(2,118,963)	(3,328,247)
OTHER INCOME (EXPENSE)
Gain on extinguishment of liabilities to joint venture partner	—	—	2,474,753	—
Gain on extinguishment of debt	—	16,788	—	16,788
Change in fair value of derivative liabilities	(970,310)	(1,822,501)	(223,532)	(1,147,283)
Interest expense, net	(109,756)	(105,447)	(243,890)	(349,345)
NET OTHER INCOME (EXPENSE)	(1,080,066)	(1,911,160)	2,007,331	(1,479,840)
NET LOSS	$(2,514,849)	$(4,078,997)	$(111,632)	$(4,808,087)

PER COMMON SHARE DATA (Note 11)
NET LOSS PER SHARE:
Basic and Diluted	$(0.01)	$(0.01)	$(0.00)	$(0.02)

WEIGHTED AVERAGE SHARES:
Basic and Diluted	362,484,346	285,677,475	344,881,070	275,358,110

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011

	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN	ACCUMULATED	STOCKHOLDERS'
Description	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
BALANCE, DECEMBER 31, 2010	322,538,559	$3,226	$125,146,946	$(144,513,099)	$(19,362,927)
Shares issued for cash	25,888,332	259	1,941,366	—	1,941,625
Shares issued for settlement of debt	17,562,200	176	352,735	—	352,911
Shares issued for acquisition	24,500,000	245	1,837,255	—	1,837,500
Shares issued for acquisition - held in escrow	5,500,000	55	412,445	—	412,500
Shares issued for services	634,998	6	46,910	—	46,916
Shares issued for directors’ compensation	250,000	2	17,498	—	17,500
Vesting of restricted shares issued as stock-based compensation	—	—	48,099	—	48,099
Options vesting	—	—	596,197	—	596,197
Cashless exercise of options	1,615,129	16	(16)	—	—
Cashless exercise of warrants	148,276	2	(2)	—	—
Net loss	—	—	—	(111,632)	(111,632)
BALANCE, JUNE 30, 2011	398,637,494	$3,987	$130,399,433	$(144,624,731)	$(14,221,311)

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2011	2010

OPERATING ACTIVITIES:
Net loss	$(111,632)	$(4,808,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,950	484,350
Stock-based compensation	467,869	1,832,989
Cost of raising capital	—	(15,800)
Change in fair value of derivative liabilities	223,532	1,147,283
Loan interest capitalized to debt	208,171	213,895
Gain on extinguishment of liabilities to joint venture partner	(2,474,753)	—
Change in operating assets and liabilities:
Accounts receivable	763	(100,000)
Other receivables	(15,000)
Prepayments	(11,310)	—
Accounts payable	369,980	760,626
Other accrued liabilities	200,576	235,988
Deferred revenues	210,312	—
NET CASH USED IN OPERATING ACTIVITIES	(918,542)	(248,756)
INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(336,032)	—
Property and equipment	(2,322)	—
Deposits	(4,363)	—
NET CASH USED IN INVESTING ACTIVITIES	(342,717)	—
FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,941,625	487,037
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,941,625	487,037
NET INCREASE IN CASH AND EQUIVALENTS	680,366	238,281
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	29,491	12
CASH AND EQUIVALENTS, END OF PERIOD	$709,857	$238,293

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition	2,250,000	—
Common stock issued for accounts payable	361,136	402,237
Common stock issued for accrued expenses	38,691	154,000
Acquisition payable due seller	250,000	—
Convertible note payable for restricted cash	—	25,000
Stock options issued for accrued bonuses for officers and directors	193,926	—

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

Through our wholly-owned subsidiary Global Telesat Corp. (GTC), we provide mobile voice and data communications services globally via satellite to the U.S. government and defense industry end users. GTC specializes in services related to the Globalstar satellite constellation, including ground station construction, satellite telecommunications voice airtime and tracking services. GTC is also an authorized reseller of satellite telecommunications services offered by other leading satellite network providers such as Inmarsat, Iridium and Thuraya. GTC’s equipment is installed in various ground stations across Africa, Asia, Australia, Europe and South America.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of World Surveillance Group Inc. and its subsidiaries (“WSGI” or the “Company”) and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and reports and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X for scaled disclosures for smaller reporting companies. Accordingly, they do not include all, or include a condensed version of, the information and footnotes required by U.S. GAAP for complete financial statements. The Company believes, however, that the disclosures are adequate to make the information presented not misleading.  Therefore, the Company’s condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations of the Company for the periods shown. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or for any future period.  The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results may differ from management’s estimates.

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

The Company applies the provisions of U.S. GAAP applicable to consolidations of variable interest entities to its investment in Sanswire-TAO.  Under U.S. GAAP, a variable interest entity is subject to consolidation if the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders.  At September 30, 2009, the Company determined that such consolidation of Sanswire-TAO was appropriate. Inter-company accounts and transactions have been eliminated in consolidation (See Note 6 concerning the dissolution of the Sanswire-TAO joint venture)

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $2,118,963 for the six months ended June 30, 2011 and negative cash flows from operations of $918,542 for the six months ended June 30, 2011. The Company had a working capital deficit of $16,897,841 and total stockholders’ deficit of $14,221,311 at June 30, 2011. The Company had an accumulated deficit of $144,624,731 at June 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its UAVs, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiary GTC’s business. The Company’s business plan, which if successfully implemented, will allow it to sell UAVs and other products for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for the next several quarters if not for all of the year 2011.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our Argus One airship and GTC products to begin generating revenues from customers.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or begin generating revenue from customer contracts. While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least December 31, 2011, if we are not able to do so and if we are not able to generate revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. We have a funding commitment letter for $1.5 million from a third party, but it is subject to a number of conditions, including completion of due diligence, Board approvals, financial market conditions, no material adverse change in our business, properties or financial condition and governmental and other approvals. We cannot provide assurance that this funding will occur.  If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved and/or if significant unanticipated events occur or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on-hand and highly liquid investments with contractual maturities of three months or less when purchased.

REVENUE RECOGNITION

The Company recognizes revenue when all four of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable;  and 4) collectability is reasonably assured.

INCOME TAXES

The Company accounts for income taxes using the asset and liability approach. Under this approach, deferred income taxes are recognized based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. Valuation allowances are recorded to reduce the deferred tax assets to an amount that will more likely than not be realized. (See Note 11)

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination. There were no adjustments related to uncertain tax positions recognized during the six months ended June 30, 2011 and 2010, respectively.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

		Fair Value Measurements at June 30, 2011 Using:
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$709,857	$709,857	$—	$—
Derivative liabilities	(1,553,021)	—	—	(1,553,021)
Totals	$(843,164)	$709,857	$—	$(1,553,021)

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy, due to use of an estimate of volatility factors. There were no changes in the valuation techniques during the six months ended June 30, 2011.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, accounts payable, notes payable and derivative instruments. The carrying values for the current financial assets and liabilities, including cash and cash equivalents, accounts payable and notes payable approximate fair value due to their short maturity. The fair values of the Company’s derivative instruments are recorded in the consolidated balance sheets. (See Note 7)

USE OF ESTIMATES

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

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share has been computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each period. Whenever losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive, thus resulting in a loss per share less than the basic loss per share. If all outstanding options, warrants and convertible shares were converted or exercised as of June 30, 2011, the shares outstanding would be 485,454,926. As of August 10, 2011, the Company had 399,378,152 common shares outstanding. The Company is obligated under various existing agreements, options and warrants to issue additional shares of its common stock.

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

INTANGIBLE ASSETS

Intangible assets are related to the Company’s intellectual property rights. Intangible assets with finite lives are amortized over their estimated useful lives, which are three years for patents and intellectual property. In addition to amortization, intangible assets are tested at least annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount should be assessed. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. The Company generally measures fair value by considering sales prices for similar assets or by discounting estimated future net cash flows from such assets using a discount rate reflecting our average cost of capital. (See Note 6 for impairment of the intangible assets in 2010)

DERIVATIVE FINANCIAL INSTRUMENTS

Derivative liabilities primarily relate to warrants to purchase common stock of the Company issued in conjunction with certain debt and equity financings. Each reporting period the Company determines the fair value of the stock warrants using the Black-Scholes option pricing model at the balance sheet date. Changes in the fair value of the stock warrants are recognized each period in current earnings. (See Note 7)

SHARE-BASED COMPENSATION

The Company offers share-based compensation programs to its officers, directors and employees that consist of employee stock options, common stock and restricted stock awards. Common stock and restricted stock awards are issued at the closing price of the Company’s common stock on the date of grant. The Company recognizes compensation expense ratably over the vesting periods for restricted stock awards using the grant date fair value of the stock awarded. The Black-Scholes option pricing model is used to value stock options, and compensation expense is recognized ratably over the requisite service vesting period. Stock options typically have contractual terms of three years.  Share-based compensation for employees and non-employees recognized during the six months ended June 30, 2011 and 2010 was $467,869 and $1,832,989, respectively. (See Note 10)

NOTE 2. DISCONTINUED OPERATIONS

In 2007, the Company discontinued operations of its telecom and wireless segments and reported the effects as discontinued operations.  Certain assets and liabilities from its discontinued operations are carried at fair value in the consolidated balance sheet as of June 30, 2011 and December 31, 2010 as follows:

	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
ASSETS FROM DISCONTINUED OPERATIONS		—

Accounts payable	140,116	1,216,208	1,356,324
Accrued liabilities	9,605	—	9,605
LIABILITIES FROM DISCONTINUED OPERATIONS	149,721	1,216,208	1,365,929

Net liabilities of discontinued operations	$143,315	1,216,208	$1,359,523

No income or expenses were incurred by the Company related to its discontinued operations for the six month periods ended June 30, 2011 and 2010.

NOTE 3. ACQUISITIONS

On May 25, 2011, World Surveillance Group Inc. (the “Company”) entered into a Stock Purchase Agreement (the “Agreement”) by and among the Company, Global Telesat Corp. (“GTC”), Growth Enterprise Fund, S.A. (the “Shareholder”) and David Phipps (“Phipps”) pursuant to which the Company acquired 100% of the outstanding shares of capital stock of GTC, such that GTC is now a wholly-owned subsidiary of the Company.

Pursuant to the Agreement, the purchase price paid by the Company for GTC consisted of: $600,000 in cash, with $350,000 payable on the closing of the acquisition (the “Closing”), $125,000 payable on or before the date that is 60 days after the Closing and the final $125,000 payable on or before the date that is 120 days after the Closing, 30,000,000 shares of the Company’s common stock, and an earn-out equal to 5% of the gross revenues related to the construction by GTC of certain potential satellite ground stations.  Pursuant to the Agreement and an Escrow Agreement, 5,500,000 shares of common stock out of the 30,000,000 shares issued by the Company have been placed in escrow for one year to satisfy possible indemnification claims of the Company.  David Phipps, the President of GTC, has entered into an employment agreement with GTC and WSGI to continue in his role as President of GTC. The Shareholder has the right to nominate two members of the Company’s Board of Directors, both of whom are required to be “independent” under the rules and regulations of the Securities and Exchange Commission. The Agreement also includes restrictions on the sale of the Company’s securities issued as the purchase price by the Shareholder for a two-year period following the Closing.

In connection with the Closing, GTC, the Shareholder and the Company also entered into an Option Agreement dated May 25, 2011 pursuant to which the Shareholder was granted an exclusive option to purchase certain GTC assets on the occurrence of a bankruptcy event of WSGI occurring within 18 months of the Closing at a purchase price equal to 80% of the fair market value of such assets at the time of the bankruptcy event, as determined by an independent valuation firm.

The common stock of the Company issued as purchase price pursuant to the Agreement was issued as restricted securities under an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.  The Agreement, however, provides the Shareholder with certain piggyback registration rights, although these rights have been waived in connection with the registration statement the Company filed pursuant to certain Registration Rights Agreements entered into by the Company in May 2011.

Management believes the Company’s acquisition of GTC reflects the Company’s commitment to strategically expand and diversify our business. GTC provides mobile voice and data communications services globally via satellite to the U.S. government and defense industry end users. GTC specializes in services related to the Globalstar satellite constellation, including ground station construction, satellite telecommunications voice airtime and tracking services.  GTC is also an authorized reseller of satellite telecommunications services offered by other leading satellite network providers such as Inmarsat, Iridium and Thuraya. GTC’s equipment is installed in various ground stations across Africa, Asia, Australia, Europe and South America.

The operating results of GTC from May 25, 2011 to June 30, 2011 are included in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011. The Company’s Condensed Consolidated Balance Sheet as of June 30, 2011 reflects the acquisition of GTC, effective on the acquisition date of May 25, 2011.

The following table summarizes the allocation of the GTC acquisition purchase price, which has been accounted for at the fair values of the assets acquired and liabilities assumed under the acquisition method of accounting:

Current assets	$328,780
Property and equipment	2,611,732
Current liabilities assumed	(90,512)

Total Purchase Price	$2,850,000

The following table shows certain unaudited pro forma results of the Company, assuming the Company had acquired GTC on January 1, 2011:

Revenues	$236,438

Net loss	$(245,887)

Per common share data:
Basic and diluted	$(0.00)

Weighted average shares:
Basic and diluted	368,748,473

NOTE 4. OTHER ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2011 (Unaudited)	December 31, 2010
Payroll liabilities	$1,054,684	$998,410
Professional fees	64,727	118,946
Accrued legal claims payable	235,540	274,231
Acquisition related costs	55,000	—
GTC acquisition payable	250,000	—
Due to joint venture partner	—	2,185,000
OTHER ACCRUED LIABILITIES	$1,659,951	$3,576,587

NOTE 5. NOTES PAYABLE

Obligations at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011 (Unaudited)	December 31, 2010
Unsecured promissory notes	$5,997,030	$5,997,030
Accrued interest	2,022,651	1,814,480
NOTES PAYABLE	$8,019,681	$7,811,510

As of June 30, 2011 and December 31, 2010, notes payable included two unsecured promissory notes aggregating $5,997,030 with no stated interest rate or terms of repayment.  The Company has accrued interest at 7% per annum on both notes since their inception and includes the notes in current liabilities.

NOTE 6.  IMPAIRMENT OF INTANGIBLE ASSETS AND EXTINGUISHMENT OF DEBT

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

On June 3, 2008, the Company reclassified the transaction as the purchase of assets and recognized a $3,229,000 intangible asset related to the intellectual property, including the German patent. The $391,000 paid during 2007 was applied as payment towards the investment. During 2008, the Company paid an additional $653,000 for the investment, made up of $385,000 in cash and the issuance of 2,680,000 shares of the Company’s common stock valued at $268,000. The balance due of $2,185,000 was recorded in accrued expenses. (See Note 4)

During the fourth quarter of 2010, the Company entered into discussions with TAO and Kroeplin as to the future relationship between the parties and the status of the joint venture. By the end of December, the Company had decided to base its business going forward exclusively on the technology developed for it by Eastcor Engineering in the United States. Accordingly, the Company recorded an impairment charge of $1,210,875 representing the unamortized balance of the intangible asset at December 31, 2010.

On March 22, 2011, the Company entered into a Settlement Agreement by and among the Company, TAO, Kroeplin and Global Telesat Corp., providing for, among other things, the termination of all existing agreements between the parties (the “Old Agreements”); the retention by TAO and Kroeplin of all cash and shares of the Company’s common stock previously paid to them; the return of the old STS 111 (SD34) airship by the Company to TAO; the discharge in full of $2,474,753 in debt owed by the Company under the Old Agreements; and the winding down and dissolution of the joint venture, Sanswire-TAO Corp. The Company recorded a $2,474,753 gain on the extinguishment of the debt during the first quarter ended March 31, 2011.  The Sanswire-TAO Corp. was dissolved on June 20, 2011.

NOTE 7.  DERIVATIVE LIABILITIES

The Company follows the authoritative guidance and accounts for derivative instruments at fair value. Gains and losses from changes in the fair value of derivatives are recognized in interest expense. The Company’s derivative instruments are stock warrants that contained anti-dilution provisions that were issued with certain debt and equity financings.

Warrants

During the past, the Company entered into financing agreements for convertible promissory notes and stock purchase agreements, which included both Class A and Class B warrants. The Company has issued an aggregate of 4,960,501 warrants under two new stock purchase agreements. Warrants issued under the new stock purchase agreements have no anti-dilution rights and are not considered to be derivative liabilities. All warrants have 3-year terms and are exercisable for a purchase price of $0.21 per share or, in the case of Class B warrants, $0.315 per share.

The fair value of derivative liabilities was determined using the Black-Scholes option pricing model with the following assumptions:

	June 30,	December 31,
	2011	2010
Warrants:
Risk-free interest rate	0.03% - 0.81%	0.29% - 1.02%
Expected volatility	11% - 160%	10% - 167%
Expected life (in years)	0.17 – 2.25	0.67 – 2.75
Expected dividend yield	-	-

Aggregate fair value of warrants outstanding	$1,553,021	$1,329,489

The aggregate intrinsic value of the warrants outstanding and exercisable as of June 30, 2011 and December 31, 2010 was $69,584 and $22,675, respectively. All warrants were fully exercisable and there was no unamortized cost to be recognized in future periods.

The following table summarizes certain information about the Company’s warrants to purchase common stock.

	Derivative Liabilities
	Warrants	Warrants	Other	Weighted Average
	Class A	Class B	Warrants	Exercise Price

Outstanding at December 31, 2010	21,909,111	21,186,886	2,377,167	$0.244
Warrants Granted	—	—	2,583,334	0.210
Warrants Expired	(1,217,549)	(938,184)	—	0.221
Outstanding at June 30, 2011	20,691,562	20,248,702	4,960,501	$0.253

NOTE 8. LITIGATION AND CONTINGENCIES

In the ordinary conduct of business, the Company is subject to periodic lawsuits, investigations and litigation claims, which the Company accrues for where appropriate. The Company cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against it.  As of June 30, 2011, the Company had the following material contingencies:

Hudson Bay Fund LP et al. and Brio Capital

Hudson Bay Fund LP and Hudson Bay Overseas Fund Ltd. filed an action against the Company on June 16, 2009 in the Supreme Court of New York relating to the warrants attached to a Subscription Agreement between those entities and the Company. The Hudson Bay entities sought to re-price the warrants, increase the number of shares they can purchase pursuant to the warrants, certain equitable remedies, and unspecified damages. A non-final Summary Judgment Order in favor of Hudson Bay was granted by the Court in March 2011 which would have required the Company, among other things, to issue 9,283,352 shares of common stock. The Company filed a Motion to Renew, Reargue and Reconsider the summary judgment order that was denied.

On May 17, 2011, the Company reached a settlement with Hudson Bay Fund LP and Hudson Bay Master Fund Ltd. f/k/a Hudson Bay Overseas Fund, Ltd. (collectively, “Hudson Bay”) and entered into a Settlement Agreement resolving the previously disclosed lawsuit against the Company, without admitting any liability or wrongdoing on the part of the Company.  The settlement relates to the exercise of certain Class A and Class B Warrants issued by the Company to Hudson Bay dating back to 2006, and resolves all outstanding issues and claims between the parties.  As a result of the Settlement Agreement, Hudson Bay has no further rights of any kind whatsoever with respect to the above referenced Warrants.

Under the terms of the Settlement Agreement, the Company was required to, and has, issued an aggregate of 13,283,352 shares of our common stock (the “Hudson Bay Shares”) to Hudson Bay, which have been issued and pay aggregate attorney fees of approximately $180,000, in twelve equal monthly payments.  Pursuant to the Settlement Agreement, Hudson Bay agreed not to sell publicly on any trading day in excess of the greater of 20% of (i) the daily or intra day trading volume or (ii) the daily average of the prior 40-day trading volume of our common stock.   The Settlement Agreement also contains mutual releases and required the filing of a stipulation of discontinuance by the parties that discontinued Hudson Bay’s Supreme Court action with prejudice.

Brio Capital

Brio Capital, the holder of a similarly worded warrant to those of Hudson Bay, filed an action against us on March 25, 2011 in the Supreme Court of the State of New York for the issuance of approximately 6.2 million shares of common stock upon the exercise of certain warrants. The Company has filed a response to such complaint, which includes additional arguments from those set forth in the Hudson Bay litigation. Brio Capital filed a summary judgment motion that the Company has responded to. The Company considers the plaintiff’s interpretation of the warrant provisions to be incorrect and intends to vigorously defend the action, but the outcome of the action cannot be predicted.

Tsunami Communications v. GlobeTel

On March 3, 2006, Civil Action File No. 06A-02368-5 was filed in Superior Court for Gwinnett County, Georgia by Tsunami Communications and several of its former shareholders. The Company asserted affirmative defenses and a trial was held in November 2009. By Order of the Court entered on September 2, 2010, a judgment was entered against GlobeTel and several other co-defendants for the breach by Sanswire Technologies, Inc. (“ST”) (a then unrelated party) of its asset purchase agreement with the plaintiff Tsunami based on a deemed de facto merger resulting from a subsequent asset purchase agreement between ST and GlobeTel. As damages, the Company was ordered to issue 530,015 shares of common stock to former shareholders of Tsunami and pay $229,180 to a former Tsunami shareholder with respect to two outstanding promissory notes. Subsequent to the Order, the plaintiffs filed both a Motion for Reconsideration asking the Court to reconsider its decision to deny several of the plaintiffs’ claims and to substantially increase the award of damages and a Claim for Attorney’s Fees, both of which have been denied by the Court. The Company has issued the share portion of the judgment, but the Company is in settlement discussions with the plaintiffs relating to the cash judgment in this matter.

Peter Khoury

The Company’s former CEO, Peter Khoury, filed an arbitration proceeding against the Company on October 10, 2010 asserting claims for payment of amounts alleged to be due in connection with his services provided to the Company totaling in the aggregate over $400,000 in cash, 1.8 million shares of common stock, and an additional $250,000 in shares of common stock. The Company has filed a motion to dismiss the arbitration that has yet to be heard. The parties have agreed to mediate prior to arbitration with an agreed upon mediator; however, a mediation date has yet to be determined. The Company intends to respond to the allegations and defend itself vigorously in this matter, but the outcome of the action cannot be predicted.

The DeCarlo Group

A lawsuit was filed by the DeCarlo Group on November 24, 2010 in Miami-Dade County Courthouse for over $400,000 claimed in connection with CFO, accounting and auditing services allegedly rendered to the Company. It is the Company’s position that the Company was overcharged in connection with the services rendered and that the amounts are not due. DeCarlo is currently seeking an attorney to represent him in this matter and a hearing has been scheduled for August 23, 2011. The Company has filed a motion to dismiss on various grounds and intends to otherwise defend itself vigorously in this matter, but the outcome of the action cannot be predicted.

Siegel

A lawsuit was filed by Frances Siegel, the mother of a former officer and director of the Company, on January 20, 2011 in Miami-Dade County Courthouse for $300,000 plus interest claimed in connection with an alleged investment in the Company in 2003. The parties have begun preliminary discovery. The Company has filed a motion to dismiss and intends to defend itself vigorously in this matter, but the outcome of the action cannot be predicted.

GlobeTel Wireless Europe GmbH

A lawsuit was filed by Rechtsanwalt Harry Kressel, Court Appointed Insolvency Administrator of the Assets of GlobeTel Wireless Europe GmbH, on March 8, 2011 in the Circuit Court in Brevard County, FL for $165,000 plus interest claimed in connection with an alleged parent company guaranty. The parties have begun preliminary discovery. The Company is currently reviewing the claim and intends to respond to the allegations and defend itself vigorously in this matter, but the outcome of the action cannot be predicted.

Dohan

The Company has filed a lawsuit on November 3, 2008, in the Florida Circuit Court for the Eleventh Circuit in Miami-Dade County, FL against its former auditors, Dohan Brown Salum + Ferro CPA PA n/k/a Dohan Salum + Company CPA PA and the individual auditors who performed work for the Company. The claim asserts that but for the professional negligence of the audit firm in failing to observe U.S. GAAP and other accounting and auditing standards, the Company would not have incurred substantial fees and professional expenses to restate its financials and defend allegations of wrongdoing asserted by the SEC against it. If negotiations are not fruitful, the Company intends to amend its complaint to add claims and will begin aggressive discovery, but the outcome of the action cannot be predicted.

IRS

During 2010 and 2009, the Company, under its former name Sanswire Corp., incurred and reported to the Internal Revenue Service (“IRS”) payroll tax liabilities (and deposited the appropriate withholding amounts) during the normal course of business at each payroll cycle. The Company has reported its payroll tax liabilities for all the tax periods in 2007 and 2008, however, it failed to deposit the appropriate withholding amounts for those periods. The Company recognized this issue and, accordingly, contacted the IRS to make arrangements to pay any taxes due. One such matter has been resolved with the IRS, and the Company currently estimates the amount involved in the second matter to be approximately $200,000. The Company may be subject to additional penalties and interest from the IRS in connection with these payroll tax matters.  The Company is engaged in discussions with the IRS to settle this matter and has filed an Offer in Compromise with the IRS.

NOTE 9. COMMON STOCK TRANSACTIONS

During the six month period ended June 30, 2011, the Company issued the following shares of Common Stock:

SHARES	CONSIDERATION	VALUATION
25,888,332	Stock for Cash	$1,941,625
17,562,200	Settlement of Debts	352,911
30,000,000	Acquisition	2,250,000
634,998	Stock issued for services	46,916
250,000	Stock for Directors Fees	17,500
1,763,405	Cashless warrant and option exercises	—

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

NOTE 10. SHARE-BASED COMPENSATION

The Company issues stock-based compensation that consists of common stock, restricted stock and stock options to its directors, officers, employees and consultants. All common stock and restricted stock awards are subject to the securities law restrictions of Rule 144 as promulgated under the Securities Act of 1933, as amended.

Common Stock

The Company recognizes the cost of the common stock issued to directors, officers, and employees as compensation expense at the closing market price on the grant date. All common stock awards are fully vested on the date of grant, therefore there is no unrecognized compensation expense associated with these awards. The Company awarded 250,000 shares of common stock totaling $17,500 for director fees during the six months ended June 30, 2011.

Restricted Stock

Awards of restricted stock are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. Prior to vesting, ownership of the restricted stock cannot be transferred. The restricted stock has the same voting rights as the common stock. The Company recognizes the grant date fair value of restricted stock awards ratably over the vesting period as compensation expense based upon the stock’s closing market price on the grant date. Vested restricted stock awards totaled $48,100 during the six months ended June 30, 2011. There is approximately $12,600 in unrecognized compensation relating to restricted stock awards at June 30, 2011.

Stock Options

The Company has issued stock options at exercise prices equal to the Company’s common stock market price on the date of grant with contractual terms of three to seven years. Historically, the stock options were fully vested and expensed as compensation on the grant date. During 2010, the Company began issuing stock options with vesting schedules and such stock options are generally subject to forfeiture if employment terminates prior to vesting. The Company issued 3.5 million options valued at approximately $194,000 related to 2010 bonuses and 15.25 million options valued at $984,628 as share-based compensation awards to directors, officers, employees and consultants during the three months ended March 31, 2011. Approximately 5,500,000 performance-based options for $363,000 and approximately 166,667 options pertaining to compensation awards for $8,700 vested during the quarter ended June 30, 2011. No performance-based options vested during the three months ended March 31, 2011 and approximately 645,236 options pertaining to compensation awards for $34,800 vested during the three months ended March 31, 2011. At June 30, 2011, there were approximately $582,300 in unrecognized compensation expense relating to these awards, of which approximately $544,000 will vest only upon the attainment of specific performance related goals.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options. The principal assumptions utilized in valuing stock options include the expected stock price volatility (based on the most recent historical period equal to the expected life of the option); the expected option life (an estimate based on historical experience); the expected dividend yield; and the risk-free interest rate (an estimate based upon on the yields of Treasury constant maturities equal to the expected life of the option).

The fair value of the 3-year and 7-year options granted during the three months ended March 31, 2011 were determined using the Black-Scholes option pricing model with the following assumptions:

	3-Year Options	7-Year Options
Expected stock volatility	128.47%	261.62%
Expected option life	3 years	7 years
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.180%	2.90%

There were no option grants awarded during the three months ended June 30, 2011.

During the six months ended June 30, 2011, the Company issued the following options to acquire common stock:

Date Issued	Shares	Consideration	Valuation	Relationship
02/08/2011	1,500,000	Compensation	$77,570	Corporate Officer
03/02/2011	3,500,000	2010 Bonus Awards	$193,926	Board Member & Management Team
03/30/2011	13,750,000	Performance Based Award	$907,058	Board, Mgmt, Employee and Consultant
	18,750,000		$1,178,554

The following table summarizes the stock option activity for the six months ended June 30,

	2011		2010
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	26,583,334	$.078	38,042,499	$.298
Granted	18,750,000	.068	700,000	.075
Exercised	(3,861,111)	.074	—	—
Forfeited / expired / cancelled	(555,556)	.090	(5,536,945)	.213
Outstanding at end of period	40,916,667	$.067	33,205,554	$.081
Options exercisable at end of period	31,926,570	$.068	38,205,554	$.081
Weighted average remaining contractual term	2.86 years		1.70 years

The following table summarizes information about stock options outstanding and exercisable at June 30, 2011:

	Options Outstanding and Exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual terms (years)	Weighted Average Exercise price
$.045	4,444,444	0.85	$.045
$.066	5,500,000	6.75	.066
$.070	759,903	2.61	.070
$.073	2,250,000	1.50	.073
$.075	3,500,000	2.67	.075
$.080	1,500,000	0.78	.080
$.090	12,672,223	2.09	.090
$.094	1,300,000	2.27	.094
	31,926,570	1.85	$.068

The aggregate intrinsic value of the 31,926,570 options outstanding and exercisable at June 30, 2011 was $1,190,646. The aggregate intrinsic value for the options is calculated as the difference between the prices of the underlying awards and quoted price of the Company’s common stock for the options that were in-the-money at June 30, 2011.

NOTE 11. INCOME TAXES

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

The Company operated in multiple tax jurisdictions within the United States of America.  Although management does not believe that the Company is currently under examination in any major tax jurisdiction in which it operates other than the issues with the IRS as described in Note 8, the Company remains subject to examination in all of those tax jurisdictions until the applicable statute of limitations expire.  As of June 30, 2011, a summary of the tax years that remain subject to examination in the Company’s major tax jurisdictions are: United States – Federal and State – 2005 and forward.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

NOTE 12. PER SHARE INFORMATION:

Basic earnings per share (“Basic EPS”) of common stock is computed by dividing the net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding. U.S. GAAP requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Consolidated Statements of Operations.  Common stock equivalents totaling 86,817,432 and 74,082,932 were excluded from the computation of Diluted EPS for the six month periods ended June 30, 2011 and 2010, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.

	Six Months Ended June 30,
	2011	2010
Numerator:
Net loss	$(111,632)	$(4,808,087)

Denominator:
Weighted-average shares of common stock outstanding	344,881,070	275,358,110
Dilutive effect of stock warrants and stock options	-	-
Weighted-average shares of common stock outstanding, assuming dilution	344,881,070	275,358,110

Net loss per share:
Basic and diluted	$(0.00)	$(0.02)

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date. The following material subsequent event was as follows:

World Surveillance Group Inc. held its 2011 Annual Meeting of Shareholders on Tuesday, July 26, 2011. At that meeting, the shareholders of the Company approved:

The Amended and Restated Certificate of Incorporation (the “Restated Charter”)

The Restated Charter increases the authorized common stock of the Company from 500,000,000 to 750,000,000 shares and (i) identifies the rights of the preferred stock, if issued, and the common stock of the Company, (ii) establishes that the Company has a perpetual existence, (iii) allows for the books and records of the Company to be kept wherever the Board of Directors designates, and (iv) eliminates the personal liability of directors except in certain circumstances, as allowed by Delaware law.

The 2011 Equity Compensation Incentive Plan of the Company (the “Plan”)

The purpose of the Plan is to strengthen the Company and its subsidiaries by enhancing its profitable growth by providing incentives in the form of stock options and other equity ownership opportunities in the Company (each, an “Award”) to its and its subsidiaries’ employees, officers, directors, consultants and advisers, all of whom are eligible to receive Awards under the Plan, thereby encouraging them to devote their abilities and industry to the success of the Company and its subsidiaries and their business and enterprise.
Subject to certain adjustments, the aggregate number of shares (the “Authorized Shares”) of Common Stock that may be delivered in satisfaction of Awards granted under the Plan is 25,000,000 shares of Common Stock. Awards under the Plan may be in the form of incentive stock options (“ISOs”), nonstatutory stock options, restricted stock, restricted stock units, and any other equity-based interests as the Administrator shall determine, or any combination thereof. If any Award expires, or is terminated, surrendered, forfeited, expires unexercised, is settled in cash in lieu of Common Stock or is exchanged for other Awards, in whole or in part, the unissued shares covered by such Award shall again be available for the grant of Awards under the Plan.

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

We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements or information. You should carefully review documents we file from time to time with the Securities and Exchange Commission. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in our Registration Statement on Form S-1 and our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Quarterly Report on Form 10-Q, because these forward-looking statements are relevant only as of the date they were made.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying Notes to Condensed Consolidated Financial Statements under Part I, Item1 of this Quarterly Report on Form 10-Q. The numbers included in this MD&A include the financial results of Global Telesat Corp. from our acquisition date of such company on May 25, 2011.

Growth and percentage comparisons made herein generally refer to the three and six months ended June 30, 2011 compared with the three and six months ended June 30, 2010 unless otherwise noted. Where we say “we”, “us”, “our”, “WSGI” or “the Company”, we mean World Surveillance Group Inc. or World Surveillance Group Inc. and its subsidiaries, as applicable.

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

Through our wholly owned subsidiary Global Telesat Corp. (GTC), we provide mobile voice and data communications services globally via satellite to the U.S. government and defense industry end users. GTC specializes in services related to the Globalstar satellite constellation, including ground station construction, satellite telecommunications voice airtime and tracking services.  GTC is also an authorized reseller of satellite telecommunications services offered by other leading satellite network providers such as Inmarsat, Iridium and Thuraya. GTC’s equipment is installed in various ground stations across Africa, Asia, Australia, Europe and South America.

From 2002 to 2007, we were involved in the following businesses through various subsidiaries, all of which operations we have discontinued except the airship business:

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

Effective April 19, 2011, we merged a newly created, wholly-owned Delaware subsidiary, World Surveillance Group Inc., with and into the Company, with the Company being the surviving corporation.  Our certificate of incorporation is the surviving corporation’s charter except that our name has been changed to World Surveillance Group Inc.  In connection with the change of our corporate name, effective April 25th our stock ticker symbol, under which our common stock will now be traded, was changed to “WSGI”.

Effective May 25, 2011, we acquired Global Telesat Corp., a provider of global satellite based tracking and communications solutions to the U.S. government and commercial customers.

Quarterly Highlights and Recent Events

·	Invited by the U.S. Department of Defense to test and demonstrate the Argus One airship at the Army’sproving ground facility in Yuma, Arizona;
·	Changed our corporate name to World Surveillance Group Inc. to reflect our revised focus in light of thepotential GTC acquisition and unveiled a new corporate website;

·	Successfully completed initial flight testing of the Argus One airship in Easton, MD;
·
Awarded a $200,000 contract from Space Florida to create a performance data package in connection withthe flight testing of our Argus One UAV at the  U.S. Army’s proving ground facility in Yuma, Arizona;

·	Closed an aggregate of approximately $1.7 million of financings of our common stock;
·	Closed the acquisition of Global Telesat Corp., a U.S. based satellite tracking firm;
·	Settled the outstanding lawsuit with Hudson Bay;
·
Completed additional flight testing of the Argus One in Easton, MD focusing on improvements to theelectronic control systems and the gas bag stability system as well as different engine and propellerconfigurations; and

·	Held the first annual shareholder meeting of the Company in five years.

Results of Operations

Comparison of Three Months Ended June 30, 2011 and 2010

Revenues. Revenue for the three months ended June 30, 2011 of $ 26,093 relates to revenue earned by GTC for satellite airtime and usage during the month of June. The $250,000 in revenue for the three months ended June 30, 2010 was from the sale of a 50% interest in the SkySat airship.

Operating Expenses. Our operating expenses consist primarily of compensation, professional fees, stock based compensation, research and development, as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, amortization and other general corporate expenses. Operating expenses for the three months ended June 30, 2011 totaled $1,444,531, compared to the $2,417,837 incurred during the same period of 2010. The decrease of $973,306, or 40%, resulted primarily from a $810,932 reduction in stock based compensation from the second quarter of 2010, when stock incentive bonuses totaling $1,143,000 were awarded to the new board chairman, new CEO and existing management team. The $332,068 in stock based compensation paid during the second quarter of 2011 reflects the vesting of performance based options of which specific performance goals and objectives were achieved by management during the period. Professional fees incurred for legal and accounting services during the three months ended June 30, 2011 reflected a reduction of $238,103 from the comparable period in 2010, when significantly higher legal costs were incurred due to a SEC investigation that was subsequently settled and the hiring of a general counsel in October 2010. The reduction in depreciation and amortization expense of $229,225 from the quarter ended June 30, 2011 compared to 2010 reflects the impairment and write-off of intellectual property during the last quarter of 2010. These operating expense reductions during the three months ended June 30, 2011 were partially offset by the $87,691 increase in compensation, an $134,017 increase in general administrative costs, both reflecting the hiring in June 2010 of the new management team, and a $65,000 accrual for acquisition related expenses during the quarter ended June 30, 2011 related to the GTC acquisition.

Loss From Operations. The loss from operations of $1,434,783 for the quarter ended June 30, 2011 compares to the operating loss of $2,167,837 for the same period of 2010. The decrease of $733,054, or 34%, reflects the reduction in operating expenses described above.

Net Other Income (Expense). Net other expenses totaled $1,080,066 for the second quarter of 2011, as compared to $1,911,160 during the same quarter of 2010, a decrease of $831,094 or 43%. The decrease resulted primarily from the change in fair value of derivatives, principally stock warrants, during the three months ended June 30, 2011 compared to 2010.

Net Income (Loss). We had a net loss of $2,514,849 for the three months ended June 30, 2011 compared to a net loss of $4,078,997 for the three months ended June 30, 2010, a decrease of $1,564,148 or 38%. The significant reductions in stock based compensation and the change in the fair value of derivatives accounted for the majority of this decrease.

Comparison of Six Months Ended June 30, 2011 and 2010

Revenues. We had revenue for the six months ended June 30, 2011 of $ 26,093, which relates to revenue earned by GTC for satellite airtime and usage during the month of June. The $250,000 in revenue for the six months ended June 30, 2010 was from the sale of a 50% interest in the SkySat airship.

Operating Expenses. Our operating expenses consist primarily of compensation, professional fees, stock based compensation, research and development, as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, amortization and other general corporate expenses. Our operating expenses for the six months ended June 30, 2011 were $2,128,711, compared to $3,578,247 for the six months ended June 30, 2010, and reflects an improvement of $1,449,536 or 41%. The improvement reflects significant reductions in stock based compensation awards of $1,052,477, $452,656 in professional fees for accounting and legal services resulting from the settlement of the SEC investigation and the hiring of a general counsel, and discontinued amortization of $471,400 due to the impairment and write-off of the related intellectual property during the last quarter of 2010. These reductions were partially offset by the increases of $207,601 in compensation; $136,150 in general administration expenses, both reflecting the hiring in June 2010 of the new management team; $118,246 in research and development relating to our Argus One LTA UAV; and acquisition related expenses of $65,000 related to the GTC acquisition.

Loss From Operations. The loss from operations of $2,118,963 for the six months ended June 30, 2011 compares to the operating loss of $3,328,247 for the same period of 2010. The decrease of $1,209,284 or 36% reflects the reduction in operating expenses described above.

Net Other Income (Expense). Net other income totaled $2,007,331 for the six months ended June 30 2011, as compared to net other expense of $1,479,840 during the comparable period of 2010, resulting in an increase of $3,487,171 or 236% between the two periods. This increase is primarily attributable to the $2,474,753 gain from the extinguishment of liabilities due to a former joint venture partner. During the first quarter of 2011, we reached a settlement agreement with our former joint venture partner to terminate all of our old agreements, discharge in full the amounts owed by us and ultimately dissolve the joint venture. Also contributing to the significant improvement was the $923,751 reduction of expenses resulting from the changes in fair value of derivatives during the six months ended June 30, 2011 as compared to the same period of 2010 predominately due to fluctuations in stock prices at the beginning and end of the period.

Net Income (Loss). We had a net loss of $111,632 for the six months ended June 30, 2011 as compared to a net loss of $4,808,087 for the six months ended June 30, 2010, an increase of $4,696,455 or 98%. The decrease in net loss is primarily attributable to the $2,474,753 gain from the extinguishment of liabilities to our former joint venture partner; the $923,751 reduction of expenses resulting from changes in the fair value of derivatives and the reduction in operating expenses discussed above.

Liquidity and Capital Resources

Assets. Historically, we have funded our operations and capital expenditures through the sale of stock and notes. During the six months ended June 30, 2011, we completed equity financings for a total of $1,941,625. Cash and cash equivalents were $709,857 at June 30, 2011 compared to $29,491 at December 31, 2010. The increase of $680,366 reflects the proceeds from the equity financings and GTC’s cash and cash equivalents of $35,042 at June 30, 2011. The increase in the other current assets categories (excluding cash and cash equivalents) primarily reflects GTC’s other current assets of $251,292 at June 30, 2011.

Liabilities. At June 30, 2011, we had total liabilities of $17,883,751 versus $19,399,174 at December 31, 2010, a reduction of $1,515,423 or 7.8%. This reduction reflects the $2,474,753 settlement during the first quarter of 2011 for amounts due to a former joint venture partner, which is partially offset by increases of $200,000 in deferred revenues from the Space Florida contract; $180,000 in accrued legal fees related to the Hudson Bay settlement; $250,000 due the GTC selling shareholder; $65,000 in acquisition related expenses; and GTC’s total liabilities of $124,181 at June 30, 2011.

Cash Flows. Our cash used in operating activities in the six months ended June 30, 2011 was $918,542 compared to $248,756 for the same period of 2010, reflecting increased net cash outflows of $669,786. This increase in net cash outflows reflect higher cash payments for compensation, general administrative, research and development and professional fees during the six month period ended June 30, 2011 as compared to the same period in 2010.

Net cash used in investing activities during the six months ended June 30, 2011was $342,717 compared to $0 for the comparable period of 2010, and reflects primarily the $350,000 cash consideration paid in connection with the GTC acquisition, net of GTC’s $13,968 in cash and cash equivalents at May 25, 2011, the acquisition date.

Net cash provided by financing activities reflects proceeds from the sale of common stock and totaled $1,941,625 during the six months ended June 30, 2011, compared to proceeds of $487,037 during the six months ended June 30, 2010.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, we posted a loss from operations of $1,434,783 for the three months ended June 30, 2011 and negative cash flow from operations of $918,542 for the six months ended June 30, 2011. We had a working capital deficit of $16,897,841 and total stockholders’ deficit of $14,221,311 at June 30, 2011. We had an accumulated deficit of $144,624,731 at June 30, 2011.  These factors raise substantial doubt about whether we can continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds either through investments or by generating revenue from the sale of our products to continue our business operations and implement our strategic plan, which includes, among other things, continued development of our UAVs, the pursuit or continued development of strategic relationships and expansion of our subsidiary GTC’s business. Our business plan, which if successfully implemented, will allow us to sell UAVs and other products for a profit thereby reducing our dependence on raising additional funds from outside sources. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  We anticipate a net loss to continue for the next several quarters.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our Argus One airship and GTC products to begin generating revenues from customers.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or begin generating revenue from customer contracts. While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least December 31, 2011, if we are not able to do so and if we are not able to generate revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. We have a funding commitment letter for $1.5 million from a third party, but it is subject to a number of conditions, including completion of due diligence, Board approvals, financial market conditions, no material adverse change in our business, properties or financial condition and governmental and other approvals. We cannot assure you that this funding will occur.  If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved and/or if significant unanticipated events occur or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

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

Recent Accounting Pronouncements

In December 2010, the FASB amended the existing guidance to require a public entity, which presents comparative financial statements, to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also expanded the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination, which are included in the reported pro forma revenue and earnings.  The amendments were effective for us beginning July 1, 2011. We believe the adoption of the provisions of this amendment will not have a material impact on our financial condition or results of operations.

In January 2010, FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820),” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques.  The new and revised disclosures are required to be implemented for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 activity.  Those disclosures are effective for interim and annual periods beginning after December 15, 2010.  The adoption of FASB ASU 2010-06 has not had a material impact on our financial condition or results of operations.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

We have addressed certain areas of our control environment to strengthen our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2011.  We formed an Audit Committee in January consisting solely of independent directors and added an “audit committee financial expert,” as defined by the SEC, in June 2011.  The Audit Committee has adopted a formal charter that sets forth its powers and authority.  We also hired a new Chief Financial Officer and Treasurer in February 2011 who has experience in public company reporting and implementation of internal controls. We have adopted numerous policies intended to strengthen our control environment, including a Code of Ethics and Business Conduct, an Insider Trading Policy, an Audit Committee Pre-Approval Policy and a Related Party Transactions Policy.  We added two new members of our Board of Directors in June 2011, one of whom is independent, and simultaneous with the addition of our new board members, we formed a Compensation Committee consisting solely of independent directors.  Such committee has adopted a charter that sets forth its powers and authority.  As a result of our acquisition of Global Telesat Corp., GTC’s parent company has the right to appoint two additional members to our Board of Directors, both of whom are required to be fully independent under the SEC’s rules.  Upon such persons’ appointment to the Board of Directors, we intend on forming a fully independent Nominating and Corporate Governance Committee as well.  We believe that these changes are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary conduct of business, we are subject to periodic lawsuits, investigations and litigation claims, which we account for where appropriate. We cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against us.  As of June 30, 2011, we had the following material contingencies:

Hudson Bay Fund LP et al.

Hudson Bay Fund LP and Hudson Bay Overseas Fund Ltd. filed an action against us on June 16, 2009 in the Supreme Court of New York relating to the warrants attached to a Subscription Agreement between those entities and the Company. The Hudson Bay entities sought to re-price the warrants, increase the number of shares they can purchase pursuant to the warrants, certain equitable remedies, and unspecified damages. The Court granted a non-final Summary Judgment Order in favor of Hudson Bay in March 2011 which would have required the Company, among other things, to issue 9,283,352 shares of common stock. We filed a Motion to Renew, Reargue and Reconsider this summary judgment order that was denied.

On May 17, 2011, we reached a settlement with Hudson Bay Fund LP and Hudson Bay Master Fund Ltd. f/k/a Hudson Bay Overseas Fund, Ltd. (collectively, “Hudson Bay”) and entered into a Settlement Agreement resolving the previously-disclosed lawsuit against the Company, without admitting any liability or wrongdoing on the part of the Company.  The settlement relates to the exercise of certain Class A and Class B Warrants issued by the Company to Hudson Bay dating back to 2006, and resolves all outstanding issues and claims between the parties.  As a result of the Settlement Agreement, Hudson Bay has no further rights of any kind whatsoever with respect to the above referenced Warrants.

Under the terms of the Settlement Agreement, we were required to, and have, issued an aggregate of 13,283,352 shares of our common stock (the “Hudson Bay Shares”) to Hudson Bay which have been issued and pay aggregate attorney fees of approximately $180,000, in twelve equal monthly payments.  Pursuant to the Settlement Agreement, Hudson Bay agreed not to sell publicly on any trading day in excess of the greater of 20% of (i) the daily or intra day trading volume or (ii) the daily average of the prior 40-day trading volume of our common stock.   The Settlement Agreement also contains mutual releases and required the filing of a stipulation of discontinuance by the parties that discontinued Hudson Bay’s Supreme Court action with prejudice.

Brio Capital

Brio Capital, the holder of a similarly worded warrant to those of Hudson Bay, filed an action against us on March 25, 2011 in the Supreme Court of the State of New York for the issuance of approximately 6.2 million shares of common stock upon the exercise of certain warrants.   We have filed a response to such complaint, which includes additional arguments from those set forth in the Hudson Bay litigation. Brio filed a summary judgment motion that we have responded to.  We consider the plaintiff’s interpretation of the warrant provisions to be incorrect and we intend to vigorously defend the action, but the outcome of the action cannot be predicted.

Tsunami Communications v. GlobeTel

On March 3, 2006, Civil Action File No. 06A-02368-5 was filed in Superior Court for Gwinnett County, Georgia by Tsunami Communications and several of its former shareholders. We asserted affirmative defenses and a trial was held in November 2009. By Order of the Court entered on September 2, 2010, a judgment was entered against GlobeTel and several other co-defendants for the breach by Sanswire Technologies, Inc. (“ST”) (a then unrelated party) of its asset purchase agreement with the plaintiff Tsunami based on a deemed de facto merger resulting from a subsequent asset purchase agreement between ST and GlobeTel.  As damages, we were ordered to issue 530,015 shares of common stock to former shareholders of Tsunami and pay $229,180 to a former Tsunami shareholder with respect to two outstanding promissory notes.  Subsequent to the Order, the plaintiffs filed both a Motion for Reconsideration asking the Court to reconsider its decision to deny several of the plaintiffs’ claims and to substantially increase the award of damages and a Claim for Attorney’s Fees, both of which have been denied by the Court.  We have issued the share portion of the judgment, but we are in settlement discussions with the plaintiffs relating to the cash judgment in this matter.

Peter Khoury

The Company’s former CEO Peter Khoury filed an arbitration proceeding against us on October 10, 2010 asserting claims for payment of amounts alleged to be due in connection with his services provided to the Company totaling in the aggregate over $400,000 in cash, 1.8 million shares of common stock, and an additional $250,000 in shares of common stock.  We have filed a motion to dismiss the arbitration that has yet to be heard.  The parties have agreed to mediate prior to arbitration with an agreed upon mediator; however, a mediation date has yet to be determined.  We intend to respond to the allegations and defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted.

The DeCarlo Group

A lawsuit was filed by the DeCarlo Group on November 24, 2010 in Miami-Dade County Courthouse for over $400,000 claimed in connection with CFO, accounting and auditing services allegedly rendered to the Company.  It is our position that the Company was overcharged in connection with the services rendered and that the amounts are not due. DeCarlo is currently seeking an attorney to represent him in this matter and a hearing has been scheduled for August 23, 2011.  We have filed a motion to dismiss on various grounds and intend to otherwise defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted.

Siegel

A lawsuit was filed by Frances Siegel, the mother of a former officer and director of the Company, on January 20, 2011 in Miami-Dade County Courthouse for $300,000 plus interest claimed in connection with an alleged investment in the Company in 2003. The parties have begun preliminary discovery.  We have filed a motion to dismiss and intend to defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted.

GlobeTel Wireless Europe GmbH

A lawsuit was filed by Rechtsanwalt Harry Kressel, Court Appointed Insolvency Administrator of the Assets of GlobeTel Wireless Europe GmbH, on March 8, 2011 in the Circuit Court in Brevard County, FL for $165,000 plus interest claimed in connection with an alleged parent company guaranty. The parties have begun preliminary discovery.  We intend to defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted

Dohan

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

IRS

During 2010 and 2009, we, under our former name Sanswire Corp., incurred and reported to the Internal Revenue Service (“IRS”) payroll tax liabilities (and deposited the appropriate withholding amounts) during the normal course of business at each payroll cycle.  The Company has reported its payroll tax liabilities for all the tax periods in 2007 and 2008, however, it failed to deposit the appropriate withholding amounts for those periods. We recognized this issue and, accordingly, contacted the IRS to make arrangements to pay any taxes due. One such matter has been resolved with the IRS, and we currently estimate the amount involved in the second matter to be approximately $200,000.  We may be subject to additional penalties and interest from the IRS in connection with these payroll tax matters.  We are engaged in discussions with the IRS to settle this matter and have filed an Offer in Compromise with the IRS.

We provide indemnification, to the extent permitted by law, to our officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent is or was serving at our request in such capacity.

Item 1A.  Risk Factors

Investing in or purchasing shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this prospectus, including our consolidated financial statements and related notes, before deciding whether to purchase or invest in shares of our common stock. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock would likely decline, and you could lose part or all of your investment in our common stock.

Risks Related to Our Business and Industry

We need to raise a significant amount of additional capital to continue our operations which capital may be costly and difficult to obtain, and if we are unable to raise additional capital, we would likely have to delay, curtail, scale back or terminate some or all of our operations, prematurely sell some or all of our assets, merge with or be acquired by another company, or possibly shut down our operations.

We need to raise significant additional capital in order to meet our cash requirements to fully implement our business plan and continue our operations during the next twelve months.  At June 30, 2011, we had $709,857 of cash and cash equivalents, we had negative working capital of $16,897,841 and we had a net loss from operations of $2,118,963 for the six months ended June 30, 2011.  We expect to use the funds to expand and accelerate our research and development efforts, increase our manufacturing facilities, hire additional sales and other personnel, implement additional corporate governance measures, attract independent board members and for other operating activities.  We will, as we deem necessary and prudent, continue to seek to raise additional capital through various financing alternatives, including the private or public sale of equity or debt securities, bank financing or corporate partnering arrangements.  We have a funding commitment letter for $1.5 million from a third party, but it is subject to a number of conditions and we cannot assure you that this funding will occur.  We do not have any firm commitments for additional capital from third parties or from our officers, directors or shareholders.  Although our officers and directors or their affiliates have in the past provided us with or helped us obtain capital, they are not legally bound to do so.  We may not be able to raise additional capital on terms acceptable to us or at all.   In order to attract new investors and raise additional capital, we may be forced to provide rights and preferences to new investors that are not available to current stockholders and that may be adverse to existing investors.  If we do not receive adequate additional financing on terms satisfactory to us on a timely basis, or at all, we would not be able to meet our cash payment obligations or fully implement our business plan.  We would likely also have to delay, curtail, scale back or terminate some or all of our operations that could hurt our future performance, prematurely sell some or all of our assets on undesirable terms, merge with or be acquired by another company on unsatisfactory terms, or possibly shut down our operations.

We have a history of operating losses that we anticipate will continue for the foreseeable future.

We have a history of losses from operations and we anticipate that for the foreseeable future, we will continue to experience losses from operations.  Those losses have resulted principally from costs incurred in our research and development efforts, and from general and administrative costs associated with our business.  We had a net loss from operations of $2,118,963 for the six months ended June 30, 2011, a net loss from operations of $3,328,247 during the same period of 2010 and a net loss from operations of $4,726,202 during 2009.  Our accumulated deficit through June 30, 2011 was $144,624,731. We expect to continue to incur net losses from operations for the next several quarters if not for all of 2011 as we continue to develop and seek to commercialize our products.

We have incurred substantial indebtedness and may be unable to service our debt.

Our indebtedness at June 30, 2011 was $16,120,418.  A portion of such indebtedness reflects judicial judgments against us that could result in liens being placed on our bank accounts or assets.  We are reviewing our ability to further reduce this debt level due to the age and/or settlement of certain payables but we may not be able to do so.  This level of indebtedness could, among other things:
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

Our independent auditors have issued a report questioning our ability to continue as a going concern, which may impair our ability to raise additional financing.

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

We currently rely exclusively on our technical partner, Eastcor Engineering, for the development and commercialization of our airships.  We currently have no technical personnel as employees of the Company. While we believe the relationship with Eastcor to be very strong, there is no assurance that it will always remain so. If this relationship were to break down or terminate or if we were to lose the services of Eastcor, since we do not have an alternative technical partner, it would cause a significant delay in our ability to continue to develop, manufacture and sell our airships, postpone commercial revenue to us and increase the costs related to such development and commercialization. Pursuant to a Settlement Agreement, we recently terminated all the existing agreements we had with TAO Technologies, our former technology partner, and have dissolved the joint venture we had with TAO.  While we are open to discussing with TAO a potential future relationship, there can be no assurance that a future relationship will exist or what the terms of any such a relationship could be.

Our subsidiary GTC relies heavily on the Globalstar satellite network to provide its services and generate revenue.

GTC specializes in services offered through the Globalstar satellite network, and thus its future revenue growth from this part of the business is directly related to the reliability of the Globalstar network. The Globalstar satellite constellation has deteriorated over time resulting in substantially reduced ability to provide two-way communications, or duplex services, although the constellation continues to provide reliable one-way communications, or simplex services.   The deterioration of Globalstar’s network has had a significant negative impact on Globalstar’s financial results from 2007 through today and, while a majority of GTC’s contracts have related to simplex services which did not degrade, the deterioration impacted GTC’s ability to provide reliable service on a significant government contract awarded to GTC to provide satellite airtime minutes through the Globalstar network.  As a result of the degradation, GTC was unable to offer reliable simplex services to this government customer and therefore only fulfilled approximately 15% of the contract.  Globalstar is currently in the process of launching 24 second-generation satellites.  Six of these were successfully launched in October 2010 and eight more are planned before the end of 2011. Assuming these launches have the intended results, this should result in a much improved two-way communications service which will help GTC to provide significantly more reliable service to customers and may allow GTC to fulfill an additional portion of the above government contract.

The acquisition of GTC may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

As we only recently acquired GTC, we are uncertain as to whether GTC will be accretive to our net income per share in our quarter beginning July 1, 2011. This expectation is based on preliminary estimates, which may change materially. We may also encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the acquisition. All of these factors could cause dilution to our earnings per share or decrease or delay any accretive effect of the acquisition and cause a decrease in the market price of our common stock.

Combining our business with GTC may be more difficult, costly or time-consuming than expected, which may adversely affect our results of operations and adversely affect the value of our common stock following the acquisition.

We completed the GTC acquisition because we believe that the acquisition will be beneficial to our company and our stockholders. The success of the acquisition will depend, in part, on our and GTC’s ability to realize the anticipated benefits and synergies from combining our businesses. To realize these anticipated benefits, we must successfully combine our businesses in an efficient and effective manner. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the acquisition may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be adversely affected.

We and GTC have operated independently of each other. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our or GTC’s ability to maintain relationships with customers, employees, suppliers and other business partners following the acquisition or to achieve the anticipated benefits of the acquisition. Specifically, issues that must be addressed in integrating the operations of GTC into our operations in order to realize the anticipated benefits of the acquisition include, among other things:

•	integrating and optimizing the utilization of the properties, equipment, suppliers, distribution channels, manufacturing, marketing, promotion and sales activities and information technologies;

•	integrating and expanding product offerings and opportunities;

•	consolidating corporate and administrative infrastructures;

•	coordinating geographically dispersed organizations;

•	retaining existing customers and attracting new customers as well as leveraging the customer and partner relationships of the parties; and

•	conforming standards, controls, procedures and policies, business cultures and compensation structures between the companies.

Integration efforts between the two companies will also divert management attention and resources. An inability to realize the full extent of the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect upon our results of operations, which may affect adversely the value of our common stock after the acquisition.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual synergies, if achieved at all, may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate GTC’s operations into our own or to realize the anticipated benefits of the integration of the two companies.

The financial results of the combined company may materially differ from the historical pro forma financial information presented in the Current Report on Form 8-K that we filed with the SEC.

The historical pro forma financial information presented in the Current Report on Form 8-K that we filed with the SEC reflects the estimates, assumptions and judgments made by management of the Company and GTC. These estimates, assumptions and judgments affect the reported amounts of assets and liabilities as of the dates presented as well as revenue and expenses reported for the periods presented. The resolution of differences between the two companies’ accounting policies and methods, including estimates, assumptions and judgments, may result in materially different financial information than is presented in the historical pro forma financial statements.

We may pursue other strategic transactions in the future, which could be difficult to implement, disrupt our business or change our business profile significantly.

We entered into a joint venture in 2008 with our then technology partner TAO Technologies.  Although we are open to discussing a potential future relationship with TAO, we have terminated all of the agreements between us and TAO and we have dissolved the joint venture. We will continue to consider potential strategic transactions, which could involve acquisitions or dispositions of businesses or assets, joint ventures or investments in businesses, products or technologies that expand, complement or otherwise relate to our current or future business. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as: (i) the need to integrate and manage the businesses and products acquired with our own business and products, (ii) additional demands on our resources, systems, procedures and controls, (iii) disruption of our ongoing business, and (iv) diversion of management’s attention from other business concerns. Moreover, these transactions could involve: (a) substantial investment of funds or financings by issuance of debt or equity securities; (b) substantial investment with respect to technology transfers and operational integration; and (c) the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance of, or assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our company. Any such activity may not be successful in generating revenue, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability: (i) to take advantage of growth opportunities for our business or for our products, or (ii) to address risks associated with acquisitions or investments in businesses, may negatively affect our operating results. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings.  These future acquisitions or joint ventures may not result in their anticipated benefits and we may not be able to properly integrate acquired products, technologies or businesses, with our existing products and operations or combine personnel and cultures.  Failure to do so could deprive us of the intended benefits of those acquisitions.

Product development is a long, expensive and uncertain process.

The development of LTA UAVs is a costly, complex and time-consuming process, and the investment in product development often involves a long wait until a return, if any, is achieved on such investment.  We make and will continue to make significant investments in research and development relating to our airships and our other businesses.  Investments in new technology and processes are inherently speculative. We have experienced numerous setbacks and delays in our research and development efforts and may encounter further obstacles in the course of the development of additional technologies and products.  We may not be able to overcome these obstacles or may have to expend significant additional funds and time. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, may substantially increase the costs of development, and may negatively affect our results of operations.

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

GTC has developed various simplex satellite tracking devices that are capable of transmitting locational and other information from any location within the Globalstar satellite network. GTC intends to apply for certification to sell these devices globally and plans to have a worldwide target customer base with no cost basis on the monthly service plans sold with each device. There is no guarantee that GTC will be, however, able to certify its tracking devices.  Moreover, in the past, the Company has dealt specifically with U.S. government customers but intends to try to expand this customer base and make maximum use of the free accounts to generate increased revenue.  We cannot assure you, however, that GTC will be successful doing so.

Our potential customers are likely to be government or government-related entities that are subject to appropriations by Congress and reduced funding for defense procurement and research and development programs would likely adversely impact our ability to generate revenues.

We anticipate that the majority of our revenue (for both our airships and GTC) at least in the foreseeable future will come from U.S. government and government-related entities, including both the Department of Defense and other departments and agencies.  Government programs that we may seek to participate in and contracts for the construction of satellite ground stations must compete with other programs for consideration during Congress’ budget and appropriations hearings, and may be affected by changes not only in political power and appointments but also general economic conditions and other factors beyond our control.  Reductions, extensions or terminations in a program that we are seeking to participate in or overall defense or other spending could adversely affect our ability to generate revenues and realize any profits.  We cannot predict whether potential changes in security, defense, communications and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact our ability to generate revenues.

We may not qualify as a U.S. government contractor, and if we do, we will be subject to a number of procurement rules and regulations.

We have not yet been qualified to be a contractor, and have done no business yet, with the U.S. Government (although our recently acquired subsidiary GTC has done so) and if we fail to so qualify, our ability to generate revenues would be severely affected. As the parent company of GTC, we are not, however, required to be qualified as a government contractor in order for GTC to qualify for new government contracts. If we do so qualify, to do business with the U.S. government, we will be required to comply with and will be affected by laws and regulations relating to the award, administration and performance of U.S. contracts, as is GTC.  Government contract laws and regulations affect how we will do business with our customers, and in some instances, will impose added costs on our business.  A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of any then existing contracts or the inability to bid on future contracts.

Our airships are subject to significant governmental regulation, including FAA regulations that currently prohibit us from performing any untethered flight testing of our UAVs in commercial airspace until we receive a clearance certification from the FAA which is difficult and time-consuming to obtain, and such regulations could significantly increase our research and development costs and could limit our ability to generate revenues.

Our airships are subject to regulation by the Federal Aviation Administration (FAA), which currently does not allow any untethered flights by UAVs in commercial airspace in the U.S. without prior FAA clearance certifications that are difficult and time-consuming to obtain.  The FAA is evaluating how to address such flights by UAVs in U.S. commercial airspace. This increases our costs of research and development by requiring us to procure access to restricted airspace for our testing and demonstrations of our airships.  We do not know if or when these regulations may change.  If the FAA continues to prohibit flights by UAVs, our ability to generate revenues may be significantly adversely affected.  International sales of our products may also be subject to U.S. laws, regulations and policies like the International Traffic in Arms Regulations (ITAR) and other export laws and regulations and may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities.   If we are not allowed to export our airships or the clearance process is burdensome, our ability to generate revenue would be adversely affected.  The failure to comply with any of these regulations could adversely affect our ability to conduct our business and generate revenues as well as increasing our operating costs.

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

We are defendants in a number of litigation matters and are subject to various other claims and demands mostly related to the operation of the Company’s business by prior management.   These matters may divert financial and management resources that would otherwise be used to benefit our operations.  We intend to aggressively defend ourselves in each of these proceedings but no assurances can be give that the results of these matters will be favorable to us. An adverse resolution or outcome of any of these lawsuits, claims or demands that cannot be predicted with certainty or potential settlements of such matters could adversely affect our business and financial condition, or could result in us having to issue freely tradable shares which could hurt our share price.  Any claims and litigation, even if fully reserved or insured for, could negatively impact our reputation among our customers and the public and make it more difficult for us to raise capital, secure contracts or to compete effectively.

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

For our business to be successful, we need to attract and retain highly qualified technical, management and sales personnel.  As of June 30, 2011 we employed 5 employees and relied heavily on outside partners and contractors. The failure to recruit additional key personnel when needed with specific qualifications and on acceptable terms might impede our ability to continue to develop, commercialize and sell our products.  To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees.  The loss of any members of our management team may also delay or impair achievement of our business objectives and result in business disruptions due to the time needed for their replacements to be recruited and become familiar with our business.  We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

The control deficiencies in our internal control over financial reporting may until remedied cause errors in our financial statements or cause our filings with the Securities and Exchange Commission (SEC) to not be timely.

We have identified control deficiencies in our internal control over financial reporting as of the evaluation done by management as of June 30, 2011, including those related to (i) an ineffective global control environment such that control deficiencies in various other components of internal control could lead the auditor to conclude that a significant deficiency or material weakness exists in the control environment, (ii) absent or inadequate segregation of duties within a significant account or process, (iii) inadequate documentation of the components of internal control, (iv) failure to perform reconciliations of significant accounts, and (v) inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs.  If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the consolidated financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented.  We are implementing additional corporate governance and control measures to strengthen our control environment, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud.  We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

Businesses we acquire may have disclosure controls and procedures and internal controls over financial reporting that are weaker than or otherwise not in conformity with ours.

Upon consummating an acquisition, we seek to implement our disclosure controls and procedures as well as our internal controls over financial reporting at the acquired company as promptly as possible. Depending upon the nature of the business acquired, the implementation of our disclosure controls and procedures as well as the implementation of our internal controls over financial reporting at an acquired company may be a lengthy process. We conduct due diligence prior to consummating an acquisition; however, such diligence may not identify all material issues and our integration efforts may periodically expose deficiencies in the disclosure controls and procedures as well as in internal controls over financial reporting of an acquired company. If such deficiencies exist, we may not be in a position to comply with our periodic reporting requirements and, as a result, our business and financial condition may be materially harmed.

Risks Related To Ownership of Our Common Stock

Market volatility and fluctuations in our stock price and trading volume may cause sudden decreases in the value of an investment in our common stock.

The market for our common stock is illiquid and subject to wide fluctuations in response to a number of factors, including, but not limited to:

·      limited numbers of buyers and sellers in the market;
·      actual  or  anticipated  variations  in  our  results  of  operations;
·      our ability or inability to generate new revenues;
·      the development of our products; and
·      increased competition or technological innovations or new products by competitors.

The market price of our common stock has historically been, and we expect it to continue to be, volatile.  The price of our common stock has ranged from between $0.04 to $0.32 since January 1, 2010.  In addition to the extremely volatile nature of the stock market, our stock price has been affected by our own public announcements regarding such things as financings and product development.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance which include stock market fluctuations, general economic, political and overall global market conditions, such as recessions, interest rates or international currency fluctuations, in addition to market conditions in our industry. Consequently, events both within and beyond our control may adversely affect the market price and liquidity of our common stock.

Sales of substantial amounts of our common stock in the public market could harm the market price of our common stock.

The sale of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares.  As of May 31, 2011, we had approximately 21,200 stockholders, many of whom have held their shares for the required holding periods under Rule 144 promulgated pursuant to the Securities Act and thus would hold freely tradable shares.  Pursuant to registration rights agreements entered into in connection with the private placements we closed on May 4 and May 27, 2011, we agreed to register for resale 22,588,332 shares of common stock issued to the selling stockholders in the private placements and none of the selling stockholders are subject to lock-up agreements.  Once the registration statement we file in connection with the private placements is declared effective by the SEC, the selling stockholders named therein will be able to resell publicly from time to time up to 22,588,332 shares of our common stock held by such selling stockholders.  If the private placement shares are sold, or if it is perceived they will be sold, the trading price of our common stock could decline. Because investors may be more reluctant to purchase shares of our common stock following substantial sales or issuances, the resale of the shares of common stock issued in the private placement could impair our ability to raise capital in the near term.

Future equity or convertible debenture financings will result in additional dilution of the ownership interest of our existing investors and may have an adverse impact on the price of our common stock.

We expect that we will need to raise additional capital in the future to continue our operations. In fact, we intend to raise capital for the construction by GTC of a ground station in India, among other reasons.  Historically the primary source of the additional capital we have raised has been equity and convertible debentures, and we expect that equity-related instruments will continue to be a source of additional capital. Any future equity or convertible debenture financings will dilute the ownership interest of our existing investors and may have an adverse impact on the price of our common stock.

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

We have authorized preferred stock that can be designated by our board of directors without shareholder approval.

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

Provisions in our charter documents and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include:

●	the ability of the board of directors to designate the terms of, and to issue new, series of preferred stock;
●	advance notice requirements for nominations for election to the board of directors;
●	the ability of the board of directors to fix the number of directors and fill any vacancies or newly created directorships;
●	a classified board of directors;
●	Limitations on the removal of directors;
●	limitations on stockholders’ ability to call a special meeting of stockholders; and
●	special voting requirements for the amendment of certain provisions of our bylaws.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, certain provisions of our certificate of incorporation and bylaws, and certain provisions of Delaware law, may singularly and/or collectively make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

Since we have not paid dividends on our common stock, you may not receive income from your investment.

We have not paid dividends on our common stock and do not contemplate or anticipate paying any dividends on our common stock in the foreseeable future.  Earnings, if any, will be used to finance the development and expansion of our business.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended June 30, 2011, we issued an aggregate of 74,335,530 shares of Common Stock for cash, the settlement of debt, the GTC acquisition, board compensation, and for services rendered to us from consultants and partners. Of the shares of Common Stock issued, 25,888,332 shares were issued for cash valued at $0.075, or $1,941,625 and 5,916,667 shares, or 23% were issued to insiders and affiliates, as restricted securities under an exemption provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D, Rule 506, promulgated under the Securities Act of 1933. The Common Stock issued for cash was valued $0.075 while other issuances were valued at prices based on the closing market prices on the date the Board of Directors authorized the issuances.

The above securities were offered and issued in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act.  The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.  In certain issuances of Common Stock for cash, the Company paid a placement agent a fee of ten percent (10%) in cash and five percent (5%) in stock of certain amounts of capital raised.

Item 6.  Exhibits

Exhibits                                Description

3.1
Certificate of Ownership of Sanswire Corp. and World Surveillance Group Inc. dated April 4, 2011 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 19, 2011 and incorporated herein by reference)

3.2	Amended and Restated Certificate of Incorporation (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 27, 2011 and incorporated herein by reference)
4.1
Stock Purchase Agreement, dated May 2, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 9, 2011 and incorporated herein by reference)

4.2
Registration Rights Agreement, dated May 2, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 9, 2011 and incorporated herein by reference)

4.3
Stock Purchase Agreement, dated May 27, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 2, 2011 and incorporated herein by reference)

4.4
Registration Rights Agreement, dated May 27, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 2, 2011 and incorporated herein by reference)

10.1
Settlement Agreement dated May 17, 2011 between the Company and Hudson Bay Fund LP and Hudson Bay Master Fund Ltd. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 20, 2011 and incorporated herein by reference)

10.2
Stock Purchase Agreement by and among World Surveillance Group Inc., Global Telesat Corp., Growth Enterprise Fund, S.A. and David Phipps dated May 25, 2011  (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 31, 2011 and incorporated herein by reference)

10.3
Option Agreement by and among World Surveillance Group Inc., Global Telesat Corp., and Growth Enterprise Fund, S.A. dated May 25, 2011  (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 31, 2011 and incorporated herein by reference)

10.4+
Letter Agreement, dated June 13, 2011 by and between the Company and Kevin S. Pruett (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 17, 2011 and incorporated herein by reference)

10.5+
Letter Agreement, dated June 13, 2011 by and between the Company and Anita S. Hulo (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 17, 2011 and incorporated herein by reference)

10.6	Code of Ethics and Business Conduct of the Company (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 15, 2011 and incorporated herein by reference)
10.7+	2011 Equity Compensation Incentive Plan (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 27, 2011 and incorporated herein by reference)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith.
+   Indicates management contract relating to compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2011

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

3.2	Amended and Restated Certificate of Incorporation (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 27, 2011 and incorporated herein by reference)
4.1
Stock Purchase Agreement, dated May 2, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 9, 2011 and incorporated herein by reference)

4.2
Registration Rights Agreement, dated May 2, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 9, 2011 and incorporated herein by reference)

4.3
Stock Purchase Agreement, dated May 27, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 2, 2011 and incorporated herein by reference)

4.4
Registration Rights Agreement, dated May 27, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 2, 2011 and incorporated herein by reference)

10.1
Settlement Agreement dated May 17, 2011 between the Company and Hudson Bay Fund LP and Hudson Bay Master Fund Ltd. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 20, 2011 and incorporated herein by reference)

10.2
Stock Purchase Agreement by and among World Surveillance Group Inc., Global Telesat Corp., Growth Enterprise Fund, S.A. and David Phipps dated May 25, 2011  (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 31, 2011 and incorporated herein by reference)

10.3
Option Agreement by and among World Surveillance Group Inc., Global Telesat Corp., and Growth Enterprise Fund, S.A. dated May 25, 2011  (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 31, 2011 and incorporated herein by reference)

10.4+
Letter Agreement, dated June 13, 2011 by and between the Company and Kevin S. Pruett (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 17, 2011 and incorporated herein by reference)

10.5+
Letter Agreement, dated June 13, 2011 by and between the Company and Anita S. Hulo (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 17, 2011 and incorporated herein by reference)

10.6	Code of Ethics and Business Conduct of the Company (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 15, 2011 and incorporated herein by reference)
10.7+	2011 Equity Compensation Incentive Plan (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 27, 2011 and incorporated herein by reference)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.
+   Indicates management contract relating to compensatory plans or arrangements