Form 10-K/A
period 2010-12-31
World Surveillance Group Inc.
filed 2011-08-22
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

ITEM 1. BUSINESS

General

World Surveillance Group Inc. designs, develops, markets and sells technologically advanced autonomous lighter-than-air (LTA) unmanned aerial vehicles (UAVs) capable of carrying payloads that provide persistent security and/or wireless communications from air to ground solutions at low, mid and high altitudes.  Our airships, when integrated with electronics systems and other high technology payloads, are designed for use by government-related and commercial entities that require real-time intelligence, surveillance and reconnaissance or communications support for military, homeland defense, border control, drug interdiction, natural disaster relief and maritime missions.  References herein to the “Company,” “WSGI,” “we” or “us” refer to World Surveillance Group Inc. and, unless the context requires otherwise, its subsidiaries.  Our current principal office is at State Road 405, Building M6-306A, Room 1400, Kennedy Space Center, FL 32815, and our telephone number at that location is (321) 452-3545.  Our internet address is www.wsgi.com.

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

Business of WSGI

WSGI designs, develops, markets and sells autonomous lighter-than-air (LTA) unmanned aerial vehicles (UAVs) capable of integrating wireless technologies with various customer payloads to provide persistent security, intelligence, surveillance and reconnaissance (ISR) and broadcasting and communications solutions at low, mid and high altitudes.  Our business focuses primarily on the design and development of innovative UAVs that provide situational awareness and other communications capabilities via the integration of wireless capabilities and customer payloads. We believe a very large market opportunity exists for lower cost UAVs that can fly on station for multiple days performing continuous remote sensing and communications relay missions in an affordable manner. Existing solutions such as communications satellites, manned aircraft, tethered aerostats or balloons and heavier-than-air fixed wing unmanned aircraft address some of this emerging demand, but either are imperfect in their capabilities and/or operate at relatively high financial and resource costs.
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

The Argus One, named after the Greek god Argus who was the all seeing god with one hundred eyes, is designed to be a customer’s “eyes in the sky” even in remote locations.  It is designed to meet certain requirements for ISR applications for U.S. military and other governmental agencies.  Argus One is designed to fly over areas of interest for extended durations carrying various payloads intended to allow for ISR, communications and other applications.  Argus One was specifically developed by WSGI using U.S. technologies that take advantage of the microelectronics and command and control technologies protected under the International Traffic in Arms Regulation (ITAR) for potential U.S. government and commercial customers.  The Argus One can wirelessly transmit critical live video and other information generated by its payload of electro-optical or infrared sensors, cameras or other high technology electronics directly to a ground control station or system.  The ground control system allows the operator to control the Argus One either manually or remotely by programming it for GPS–based autonomous navigation using operator-designated waypoints.

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
The technology for the Argus One was developed for WSGI under contract by Eastcor Engineering, a U.S. Department of Defense prime contractor, specializing in high technology engineering products and services.  The Argus One was specifically developed in the U.S. using technologies that take full advantage of the microelectronics and command and control technologies protected under the International Traffic in Arms Regulations for potential U.S. governmental customers.

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

Eastcor Engineering is our technical partner that we rely on for the development and commercialization of our airships. Eastcor is responsible for the design, construction, testing and demonstration of our airships and we own all intellectual property rights relating to the airships.  We also have a technological relationship with L-3 Communications (C2S2 Division), a prime contractor in command, control and communications, intelligence, surveillance and reconnaissance, government services, aircraft modernization and maintenance and electronic systems.  The Company and C2S2 entered into a Memorandum of Understanding to jointly evaluate various C2S2 electronic and electro-optic systems integrated onto our airships to support ISR and security solutions and to work together to market our airships integrated with the C2S2 systems in the fields of defense, law enforcement, emergency and homeland security applications.  WSGI and C2S2, along with Eastcor Engineering, are collaborating on preparation of the Argus One airship for additional testing and demonstrations to potential Government customers.  Eastcor will conduct all flight tests and demonstrations, and at least initially, C2S2 is expected to serve as the systems integrator and operator of our Argus One UAV and we will use C2S2’s ground stations as well.

Intellectual Property

Our success and ability to compete depends on our ability to develop and maintain our intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. On February 17, 2011, we filed one provisional patent in the U.S., relating to our Argus One UAV, for an unmanned autonomous airship with automated control for individual modules for improved flight stability and aerodynamic body control.  As our development of the Argus One line of airships continues, we intend to expand and strengthen our portfolio of intellectual property by relying on patents, trade secrets, copyrights, trademarks, non-disclosure agreements and other contractual provisions. We have applied for trademark registration on the name Stratellite.  In certain cases, when appropriate, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection in order to preserve confidentiality.  All of our employees are subject to non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights.

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

Our UAVs are subject to regulation by the FAA, which currently does not allow any untethered flights by UAVs in commercial airspace in the U.S. without prior FAA certification and is evaluating how to address such flights by UAVs in U.S. commercial airspace. We do not know if or when these regulations may change.  If the FAA continues to prohibit flights by UAVs, our ability to generate revenues may be significantly adversely affected.  We believe our reliance on the U.S. government and government-related entities as our primary customers will change dramatically once the FAA determines the rules and regulations required for the safe flight and operation of UAVs in our national airspace, since we will then be able to sell our airships to a much broader commercial market where the demand is increasing rapidly.

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

Financial and other information about WSGI, including our Code of Ethics and Business Conduct, is available on our website ( www.wsgi.com ).  We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished to the SEC pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.  Information on our website is not part of this Annual Report on Form 10-K or any other securities filings of ours unless specifically incorporated by reference herein or therein.  All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements unless required.

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
Based on our current capitalization, WSGI has only approximately 4,147,583 shares of Common Stock available to raise additional capital to finance its operations; pay outstanding debts, judgments, settlements and other obligations; recruit, retain and motivate its employees, directors, consultants and advisers ; satisfy any future obligations triggered by a dilutive issuance; or for any other future issuance. Virtually the entire Company’s authorized 500,000,000 shares of Common Stock is outstanding or specifically reserved for other existing obligations .   In addition to selling either Common Stock or securities convertible into Common Stock as a way to fund WSGI’s operations, the Company has historically issued shares of its Common Stock to satisfy debt and other obligations, as well as to compensate its employees and directors so as to preserve available cash for use in its research and development efforts. Furthermore, the Company would not be able to afford to make payment of all of these obligations in cash unless it is able to raise additional funds. Without stockholder approval of the Amended and Restated Certificate of Incorporation to be voted on at the Company’s upcoming Annual Meeting of Stockholders which increases WSGI’s authorized Common Stock, the Company believes it would be virtually impossible for WSGI to raise sufficient additional cash to cover the cash payments that would be required to satisfy its existing obligations and to fund its development and corporate operations.   If the Company does not receive an adequate amount of additional financing in the future or such financing does not occur on a timely basis, WSGI will be required to curtail its expenses by reducing research and development efforts or by taking other steps that could hurt its future performance, including but not limited to, the premature sale of some or all of the Company’s assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms or the cessation of the Company’s operations.

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

Our airships are subject to significant governmental regulation including FAA regulations that currently prohibit us from performing any untethered flight testing of our UAVs in commercial airspace until we receive a clearance certification from the FAA which is difficult and time-consuming to obtain, and such regulations could significantly increase our research and development costs and could limit our ability to generate revenues.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

WSGI’s corporate offices are now located at State Road 405, Building M6-306A, Room 1400, Kennedy Space Center, FL 32815. Base rent is $1,500 per month plus 6% state sales tax. The lease is for a period of 12 months and terminates on November 30, 2011.  We have an option to lease the adjacent Room 1401 for an additional $1,500 per month plus 6% state sales tax and believe that with this option, our facilities are adequate for our current and near-term needs.  We have a hangar for our airships located on the grounds of the airport in Easton, Maryland near our technical partner, Eastcor Engineering.  WSGI’s corporate offices were previously located at 17501 Biscayne Blvd., Aventura, FL 33160 which was vacated on January 31, 2011 as the lease expired.

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

Hudson Bay Fund LP et al. and Brio Capital

Hudson Bay Fund LP and Hudson Bay Overseas Fund Ltd. filed an action against us on June 16, 2009 in the Supreme Court of New York relating to the warrants attached to a Subscription Agreement between those entities and the Company. The Hudson Bay entities are seeking to re-price the warrants, increase the number of shares they can purchase pursuant to the warrants, certain equitable remedies, and unspecified damages. The Court granted a non-final Summary Judgment Order in favor of Hudson Bay in March 2011 requiring the Company, among other things, to issue 9,283,352 shares of common stock. We intend to appeal this order and we continue to consider the plaintiff’s interpretation of the warrant provisions to be incorrect.  We intend to continue to vigorously defend the action, but the outcome of the action cannot be predicted. Brio Capital, the holder of a similarly worded warrant, filed an action against us on February 25, 2011 in the District Court for the Southern District of New York for the issuance of approximately 6.2 million shares of common stock upon the exercise of certain warrants and we are actively working out the appropriate response. We intend to vigorously defend the action, but the outcome of the action cannot be predicted.

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

Peter Khoury

The Company’s former CEO Peter Khoury filed an arbitration proceeding against it on October 10, 2010 asserting claims for payment of amounts alleged to be due in connection with his services provided to the Company totaling in the aggregate over $400,000 in cash, 1.8 million shares of common stock and an additional $250,000 in shares of common stock.  We have filed a motion to dismiss the arbitration that has yet to be heard.  Mediation is expected. We intend to respond to the allegations and defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted.

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

IRS

During 2010 and 2009, WSGI incurred and reported to the Internal Revenue Service (“IRS”) payroll tax liabilities (and deposited the appropriate withholding amounts) during the normal course of business at each payroll cycle. During the period 2007 through 2008, the Company reported its payroll tax liabilities on a timely basis, however, it failed to deposit the appropriate withholding amounts. We recognized this issue and, accordingly, contacted the IRS to make arrangements to pay any taxes due. One such matter has been resolved with the IRS, and we currently estimate the amount involved in the second matter to be approximately $200,000.  We may be subject to additional penalties and interest from the IRS in connection with these payroll tax matters.

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

All percentage comparisons made herein refer to the twelve months ended December 31, 2010 (2010) compared with the twelve months ended December 31, 2009 (2009).  Where we say “we,” “us,” “WSGI” or “the Company,” we mean World Surveillance Group Inc. or World Surveillance Group Inc. and its subsidiaries, as applicable.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying consolidated financial statements, we had a net loss of $9,796,010, negative cash flow from operations of $1,684,450 for the year ended December 31, 2010, a working capital deficit of $19,363,277, and a stockholders’ deficit of $19,362,927 at December 31, 2010, respectively.  We had an accumulated deficit of $144,513,099 at December 31, 2010.  These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds either through investments or by generating revenue from the sale of our products to continue our business operations and implement our strategic plan, which includes, among other things, continued development of our UAVs and the pursuit or continued development of strategic relationships. Our business plan, which if successfully implemented, will allow us to sell UAVs for a profit thereby reducing our dependence on raising additional funds from outside sources. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  We anticipate a net loss to continue for the next several quarters if not for all of the year 2011.

Additional cash will be needed to support our ongoing operations during the next 12 months until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our Argus One airship to begin generating revenue from customers.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or begin generating revenues from customer contracts.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least December 31, 2011, there is no guarantee we will be successful in our financing efforts.  If we are not able to do so and if we are not able to generate revenue through the sale of our products, we would likely need to modify our strategy by curtailing certain development or marketing initiatives or by cutting back or terminating some of our operations. We currently have a funding commitment letter for $1.5 million from a third party, but it is subject to a number of conditions, including completion of due diligence, Board approvals, financial market conditions, no material adverse change in our business, properties or financial condition and governmental and other approvals.  We cannot assure you that this funding will occur.  If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved and/or if significant unanticipated events occur or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

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

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our consolidated financial statements, we had a net loss of $9,796,010 and negative cash flow from operations of $1,684,450 for the year ended December 31, 2010. We also had a working capital deficit of $19,363,277 and a stockholders’ deficit of $19,362,927 at December 31, 2010.  We had an accumulated deficit of $144,513,099 at December 31, 2010.  These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds either through investments or by generating revenue from the sale of our products to continue our business operations and to implement our strategic plan, which includes, among other things, continued development of our UAVs and the pursuit or continued development of strategic relationships. Our business plan, which if successfully implemented, will allow us to sell UAVs for a profit, which in turn will reduce our dependence on raising additional funds from outside sources.  Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  We anticipate a net loss to continue for the next several quarters if not for all of the year 2011.

Additional cash will still be needed to support our ongoing operations during the next 12 months until such time that operations provide sufficient cash flow to cover expenditures. We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our Argus One airship to begin generating revenue from customers.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or begin generating revenues from customer contracts.  While we believe we can continue to raise capital from various funding sources in such amounts sufficient to sustain operations at its current level through at least December 31, 2011, there is no guarantee we will be successful in our financing efforts.  If we are not able to do so and if we are not able to generate revenue through the sale of our products, we would likely need to modify our strategy by curtailing certain development or marketing initiatives or by cutting back or terminating some of our operations. We currently have a funding commitment letter for $1.5 million from a third party, but it is subject to a number of conditions, including completion of due diligence, Board approvals, financial market conditions, no material adverse change in our business, properties or financial condition and governmental and other approvals.  We cannot assure you that this funding will occur.  If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved and/or if significant unanticipated events occur, or if it is unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan, and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or part of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

 Information concerning principal accounting fees and services is hereby incorporated by reference from the information contained under the heading “PROPOSAL IV – To Ratify the Appointment of WSGI’s Independent Registered Public Accounting Firm, Rosen Seymour Shapss Martin & Company LLP” in our Definitive Proxy Statement.

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

Exhibit No.	Description of Exhibit

3.1	Certificate of Correction for the Series E Preferred Stock of the Company
3.2	Amended and Restated By-Laws of the Company (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2011 and incorporated herein by reference)
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

4.6	Form of Common Stock Purchase Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 1, 2011 and incorporated herein by reference)
4.7	Securities Purchase Agreement, dated November 23, 2010, by and among the Company and the purchasers identified therein
4.8	Form of Common Stock Purchase Warrant
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

10.15	Amendment to Purchase Agreement, dated December 20, 2010, by and between the Company and Global Telesat Corp.
10.16+	Letter Agreement, dated April 21, 2009, by and between the Company and Wayne Jackson
10.17+	Letter Agreement, dated June 23, 2010, by and between the Company and Michael K. Clark
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

21.1	List of the Company’s Subsidiaries as of December 31, 2010
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (contained on Signature Page hereto)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Provided herewith
+ Indicates management contract relating to compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, World Surveillance Group Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 22, 2011
WORLD SURVEILLANCE GROUP INC.

By:	/s/ Glenn D. Estrella
Name: Glenn D. Estrella, Title: Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of World Surveillance Group Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn D. Estrella	Chief Executive Officer, President and Director (Principal Executive Officer)	August 22, 2011
Glenn D. Estrella

/s/ W. Jeffrey Sawyers	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 22, 2011
W. Jeffrey Sawyers

/s/ Michael K. Clark*	Director	August 22, 2011
Michael K. Clark

/s/ Wayne Jackson*	Director	August 22, 2011
Wayne Jackson

/s/ Anita S Hulo	Director	August 22, 2011
Anita S. Hulo

/s/ Kevin S. Pruett	Director	August 22, 2011
Kevin S. Pruett

* By /s/ Glenn D. Estrella
(Glenn D. Estrella, Attorney-in-fact)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Certificate of Correction for the Series E Preferred Stock of the Company
3.2	Amended and Restated By-Laws of the Company (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2011 and incorporated herein by reference)
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

4.6	Form of Common Stock Purchase Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 1, 2011 and incorporated herein by reference)
4.7	Securities Purchase Agreement, dated November 23, 2010, by and among the Company and the purchasers identified therein
4.8	Form of Common Stock Purchase Warrant
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

10.15	Amendment to Purchase Agreement, dated December 20, 2010, by and between the Company and Global Telesat Corp.
10.16+	Letter Agreement, dated April 21, 2009, by and between the Company and Wayne Jackson
10.17+	Letter Agreement, dated June 23, 2010, by and between the Company and Michael K. Clark
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

21.1	List of the Company’s Subsidiaries as of December 31, 2010
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (contained on Signature Page hereto)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying consolidated financial statements, the Company had a net loss of $9,796,010 and negative cash flow from operations of $1,684,450 for the year ended December 31, 2010, and had a working capital deficit of $19,363,277 and a stockholders’ deficit of $19,362,927 at December 31, 2010.  The Company had an accumulated deficit of $144,513,099 at December 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of our products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its UAVs and the pursuit or continued development of strategic relationships. The Company’s business plan, which if successfully implemented, will allow it to sell UAVs for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company anticipates a net loss to continue for the next several quarters if not for all of the year 2011.

Additional cash will be needed to support the Company’s ongoing operations during the next 12 months until such time that operations provide sufficient cash flow to cover expenditures.  The Company is currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  The Company is also working to commercialize its Argus One airship to begin generating revenue from customers.  The costs associated with its strategic plan are variable and contingent on its ability to raise capital or begin generating revenues from customer contracts.  While the Company believes it will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at its current levels through at least December 31, 2011, there is no guarantee the Company will be successful in its financing efforts.  If the Company is not able to do so and if it is not able to generate revenue through the sale of its products, the Company would likely need to modify its strategy by curtailing certain development or marketing initiatives or by cutting back or terminating some of its operations. The Company currently has a funding commitment letter for $1.5 million from a third party, but it is subject to a number of conditions, including completion of due diligence, Board approvals, financial market conditions, no material adverse change in our business, properties or financial condition and governmental and other approvals.   There can be no assurance that this funding will occur.   If the Company is able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if the Company’s plans are not achieved and/or if significant unanticipated events occur or if the Company is unable to obtain the necessary additional funding on favorable terms or at all, the Company will likely have to modify its business plan, and reduce, delay or discontinue some or all of its operations to continue as a going concern or seek a buyer for all or a portion of its assets.

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

NOTE 3

SkySat Sale

On April 20, 2010, the Company and Global Telesat Corp. (“GTC”), a shareholder of the Company, entered into an agreement whereby GTC purchased a 50% interest in the Company’s SkySat lighter-than-air, unmanned aerial vehicle for $250,000, which has been paid in full. The Company is required to utilize the cash proceeds to complete certain development work so that the airship can be tested and demonstrated to potential customers. As part of the agreement, the Company granted to GTC, upon full payment of the remaining purchase price, a first lien and security interest in the airship with all remedies of a secured creditor under the Uniform Commercial Code. The Company also granted GTC the option to acquire the remaining 50% interest in the airship for $750,000, payable in 3 equal installments of $250,000, the first installment due within 10 days after exercising the option with the remaining 2 installments due at 30 day intervals. The original option set to expire on December 31, 2010 was extended to December 31, 2011.

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

The following table summarizes certain information about the Company’s warrants to purchase common stock.

	Derivative Liabilities			Weighted
	Warrants Class A	Warrants Class B	Warrants	Average Exercise Price
Outstanding at December 31, 2008	13,987,204	9,634,763	—	$0.253
Warrants Granted	8,251,982	8,220,236	—	0.262
Warrants Expired	(3,305,382)	(2,203,588)	—	0.252
Outstanding at December 31, 2009	18,933,804	15,651,411	—	$0.258
Warrants Granted	7,356,033	7,356,031	2,377,167	0.255
Warrants Expired	(4,380,726)	(1,820,556)	—	1.42
Outstanding at December 31, 2010	21,909,111	21,186,886	2,377,167	$0.244

            The fair value of the Company’s warrants were calculated using the following assumptions:

Warrants:	March 31, 2011	December 31, 2010

Risk-free interest rate	0.17%-1.29%	0.29%-1.02%
Expected volatility	15%-138%	10%-167%
Expected life (in years)	0.42-2.50	0.67-2.75
Expected dividend yield	-	-

Aggregate fair value of warrants outstanding:	$582,711	$1,329,489

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

Hudson Bay Fund LP et al. and Brio Capital

Hudson Bay Fund LP and Hudson Bay Overseas Fund Ltd. filed an action against the Company on June 16, 2009 in the Supreme Court of New York relating to the warrants attached to a Subscription Agreement between those entities and the Company. The Hudson Bay entities are seeking to re-price the warrants, increase the number of shares they can purchase pursuant to the warrants, certain equitable remedies, and unspecified damages. A non-final Summary Judgment Order in favor of Hudson Bay was granted by the Court in March 2011 requiring the Company, among other things, to issue 9,283,352 shares of common stock. The Company intends to appeal this order and continues to consider the plaintiff’s interpretation of the warrant provisions to be incorrect.  The Company intends to continue to vigorously defend the action, but the outcome of the action cannot be predicted. Brio Capital, the holder of a similarly worded warrant, filed an action against the Company on February 25, 2011 in the District Court for the Southern District of New York for the issuance of approximately 6.2 million shares of common stock upon the exercise of certain warrants and the Company is actively working out the appropriate response. The Company intends to vigorously defend the action, but the outcome of the action cannot be predicted.

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

Peter Khoury

The Company’s former CEO, Peter Khoury, filed an arbitration proceeding against the Company on October 10, 2010 asserting claims for payment of amounts alleged to be due in connection with his services provided to the Company totaling in the aggregate over $400,000 in cash, 1.8 million shares of common stock and an additional $250,000 in shares of common stock.  The Company has filed a motion to dismiss the arbitration that has yet to be heard.  Mediation is expected. The Company intends to respond to the allegations and defend itself vigorously in this matter, but the outcome of the action cannot be predicted.

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