Form 10-Q/A
period 2011-06-30
World Surveillance Group Inc.
filed 2011-08-29
CIK 919742

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

Explanatory Note

The purpose of this Amendment No. 1 to World Surveillance Group Inc.’s Quarterly Report on Form 10-Q for the three month period ending June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is solely to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibits 101 to this Form 10-Q provide the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (extensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q. The Company had a 30 day grace period to file such XBRL information as a smaller reporting company.

Item 6.   Exhibits

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

10.6	Code of Ethics and Business Conduct of the Company (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 15, 2011 and incorporated herein by reference)

10.7+	2011 Equity Compensation Incentive Plan (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 27, 2011 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document**

101.SCH*	XBRL Taxonomy Extension Schema Document**

101.CAL*	XBRL Taxonomy Calculation Linkbase Document**

101.DEF*	XBRL Taxononmy Extension Definition Linkbase Document**

101.LAB*	XBRL Taxonomy Label Linkbase Document**

101.PRE*	XBRL Taxonomy Presentation Linkbase Document**

*  Filed herewith.
**  Attached as Exhibits 101 to this Amendment No. 1 to the Form 10-Q are the following financial statements from the Company’s Form 10-Q for the three months ended June 30, 2011 formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Deficit, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the related notes to these unaudited condensed consolidated financial statements tagged as blocks of text.  The XBRL related information in Exhibits 101 to this Amendment No. 1 to the Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.
       +   Indicates management contract relating to compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 29, 2011

WORLD SURVEILLANCE GROUP INC.

By: /s/ W. Jeffrey Sawyers
Name: W. Jeffrey Sawyers Title: Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)