Form 10-K/A
period 2010-12-31
World Surveillance Group Inc.
filed 2011-09-19
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2
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

Commercial Applications :

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

Available Information

We are subject to the informational and disclosure requirements pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act).  We file periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC).  Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site ( http://www.sec.gov ) that contains reports, proxy and information statements and other information regarding issuers that file electronically.  All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

We entered into a joint venture in 2008 with our then technology partner TAO Technologies.  Although we continue to discuss a potential future relationship, pursuant to the terms of a Settlement Agreement, we have terminated all of the agreements between us and TAO and we are in the process of unwinding the joint venture .   In the future, we could acquire additional products, technologies or businesses, or enter into joint ventures for the purpose of complementing or expanding our business.  Negotiation of potential acquisitions or joint ventures and our integration of acquired products, technologies or businesses could divert management’s time and resources.  Future acquisitions could cause us to issue equity securities that would dilute existing stockholders, incur contingent liabilities, amortize intangible assets, or write off in-process research and development and other acquisition-related expenses that could have a material adverse affect on our business.  These future acquisitions or joint ventures may not result in their anticipated benefits and we may not be able to properly integrate acquired products, technologies or businesses, with our existing products and operations or combine personnel and cultures.  Failure to do so could deprive us of the intended benefits of those acquisitions.

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

Investors may face significant restrictions on the resale of our common stock due to federal regulations of penny stock .

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

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

Revenues .  In 2010, we had revenue related to the sale of a 50% interest in our SkySat airship of $250,000 and we had no revenue during 2009.

Operating Expenses . Our operating expenses consist primarily of compensation, professional and consulting services, stock based compensation, research and development, as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, amortization and other general corporate expenses. Our operating expenses for 2010 were $8,657,938 compared to $7,570,707 in 2009 an increase of $1,087,231 or 14%.  The increase was primarily due to a $2,162,837 increase in research and development as a result of our determining that our prototype airship as then configured required additional development and our decision to utilize the airship to further product development rather than hold it out for sale in its then current form, which resulted in us charging the amount formerly in work in process inventory to research and development costs, and higher labor and hard costs related to the additional development of our airship products, higher professional fees related to the negotiation and settlement of outstanding claims, and increased general and administrative expenses due to the hiring of a new management team, offset in part by a $1,718,392 decrease in stock based compensation issued to our employees.

Loss From Operations . We had an operating loss of $8,407,938 in 2010 compared to an operating loss $7,570,707 for 2009, an increase of $837,231 or 11%, primarily due to increased operating expenses as described above, offset slightly by $250,000 of revenue in 2010.

Net Other Income (Expense) . We had net other expenses totaling $1,378,290 in 2010 compared to net other expenses totaling $1,843,800 during 2009, a decrease of $465,510 or 25%. This variance was due primarily to a decrease of $577,422 in interest expense. A gain from the change in fair value of our derivatives of $77,176 in 2010 compared to a charge of $1,287,984 in 2009, an increase of $1,365,160 or 106% was largely offset by the $1,210,875 impairment charge on intangible assets taken in 2010 as a result of our determination to base our business going forward exclusively on the technology developed for us by Eastcor Engineering in the United States.  The extinguishment of derivative liabilities of $629,563 in 2009 compared to no activity on 2010 is offset in part by a net gain on settlement of liabilities in 2010 of $363,366 due to our efforts in 2010 to negotiate and settle outstanding claims compared to no activity in 2009.

Interest expense for 2010 was $607,957 compared to $1,185,379 in 2009, a decrease of $577,422 or 49%, primarily due to lower financing charges associated with fewer convertible debentures being outstanding in 2010 as notes were converted or retired.

Loss From Discontinued Operations . We had a loss of $9,782 in 2010 compared to no activity during 2009 related to our discontinued operations due to the additional expenses assessed by the IRS related to withholding taxes. See Note 2 of the Notes to Consolidated Financial Statements for more information regarding the discontinued operations.

Net Loss . We had a net loss of $9,796,010 in 2010 compared to a net loss of $9,414,507 in 2009, an increase of $381,503 or 4%. The increase in net loss is primarily attributable to the increase in the operating expenses as discussed above.

Liquidity And Capital Resources

Assets .  Historically we have funded our operations and capital expenditures through the sale of stock and notes.  Current assets at December 31, 2010 were $35,897 compared to $1,551,908 at December 31, 2009, a decrease of $1,516,011 or 98%, primarily due to the reclassification of $1,545,490 of inventory to research and development as a result of our determining that our prototype airship as then configured required additional development and our decision to utilize the airship to further product development rather than hold it out for sale in its then current form, which resulted in us charging the amount formerly in work in process inventory to research and development costs, offset slightly by higher cash and cash equivalents.

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

Liabilities . At December 31, 2010, we had total liabilities of $19,399,174 compared to total liabilities of $17,716,981 as of December 31, 2009, an increase of $1,682,193 or 9% principally due to a $1,095,492 increase in accounts payable, and a $419,792 increase in notes payable.

Cash Flows . Our cash used in operating activities for 2010 was $1,684,450 compared to $1,990,590 for 2009, a decrease of $306,140 or 15%. The decrease was primarily due to the changes in our current assets and liabilities, offset by increased operating expenses.  The decrease in non-cash adjustments was primarily the result of decreases of the fair values of vested options, derivative liabilities and warrants.  The remaining change in non-cash adjustments related to miscellaneous items.  The decrease in operating assets and increase in liabilities was primarily due to increases in accounts payable for liabilities related to higher professional fees related to the negotiation and settlement of outstanding claims and the accrual of liabilities to be paid in stock as well as a $1,545,490 decrease in inventories as a result of determining that our prototype airship as then configured required additional development and our decision to utilize the airship to further product development rather than hold it out for sale in its then current form, which resulted in us charging the amount formerly in work in process inventory to research and development costs.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

 On October 19, 2009 (the “ Dismissal Date ” ), we dismissed Weinberg & Co., as our independent certifying accountant.  Our Board of Directors approved the dismissal on October 20, 2009. Except for the provision of a “Going Concern” opinion, the reports of Weinberg & Co. on our consolidated financial statements for the years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

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

On October 20, 2009, we engaged Rosen Seymour Shapss Martin & Company LLP ( “ RSSM ” ), as our independent registered public accounting firm, to audit our consolidated financial statements. The decision to engage RSSM was approved by our Board of Directors at a Board meeting called for such purpose.

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

Dated: September 16, 2011
WORLD SURVEILLANCE GROUP INC.

	By:	/s/ Glenn D. Estrella
Name: Glenn D. Estrella,
Title: Chief Executive Officer, President
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of World Surveillance Group Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn D. Estrella	Chief Executive Officer, President and Director (Principal Executive Officer)	September 16, 2011
Glenn D. Estrella

/s/ W. Jeffrey Sawyers	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 16, 2011
W. Jeffrey Sawyers

/s/ Michael K. Clark*	Director	September 16, 2011
Michael K. Clark

/s/ Wayne Jackson*	Director	September 16, 2011
Wayne Jackson

/s/ Anita S Hulo	Director	September 16, 2011
Anita S. Hulo

/s/ Kevin S. Pruett	Director	September 16, 2011
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

NOTE 3

SkySat Sale

On April 20, 2010, the Company and Global Telesat Corp. (“GTC”), a shareholder of the Company, entered into an agreement whereby GTC purchased a 50% interest in the Company’s SkySat lighter-than-air, unmanned aerial vehicle for $250,000, which has been paid in full. Pursuant to the terms of the agreement, the Company used the entire cash proceeds during fiscal 2010 to complete certain development work so that the airship could be tested and demonstrated to potential customers. As part of the agreement, the Company granted to GTC, upon full payment of the remaining purchase price, a first lien and security interest in the airship with all remedies of a secured creditor under the Uniform Commercial Code. The Company also granted GTC the option to acquire the remaining 50% interest in the airship for $750,000, payable in 3 equal installments of $250,000, the first installment due within 10 days after exercising the option with the remaining 2 installments due at 30 day intervals. The original option set to expire on December 31, 2010 was extended to December 31, 2011.

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