Form 10-Q/A
period 2011-06-30
World Surveillance Group Inc.
filed 2011-09-19
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Amendment No. 2 to
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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$709,857	$29,491
Accounts receivable, net of allowance for doubtful accounts of $0	11,712	—
Other receivables	83,000	—
Inventories	38,625	—
Prepayments	11,310	—
Assets from discontinued operations	6,406	6,406
TOTAL CURRENT ASSETS	860,910	35,897

PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $16,170	2,726,105	—

OTHER NONCURRENT ASSETS
Deposits	75,425	350
TOTAL NONCURRENT ASSETS	75,425	350
TOTAL ASSETS	$3,662,440	$36,247

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable (including $0 and $289,753 due to joint venture partner at June 30, 2011 and December 31, 2010)	$5,074,857	$5,315,659
Notes payable	8,019,681	7,811,510
Other accrued liabilities (including $0 and $2,185,000 due to joint venture partner at June 30, 2011 and December 31, 2010)	1,659,951	3,576,587
Deferred revenues	210,312	—
Derivative liabilities	1,553,021	1,329,489
Liabilities from discontinued operations	1,365,929	1,365,929
TOTAL CURRENT LIABILITIES	17,883,751	19,399,174
TOTAL LIABILITIES	17,883,751	19,399,174

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY ( DEFICIT)
Common stock, $0.00001 par value, 500,000,000 shares authorized; 398,637,494 shares and 322,538,559 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively.	3,987	3,226
Additional paid-in capital	130,399,433	125,146,946
Accumulated deficit	(144,624,731)	(144,513,099)
TOTAL STOCKHOLDERS' DEFICIT	(14,221,311)	(19,362,927)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,662,440	$36,247

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

REVENUES
Net sales	$26,093	$150,000	$26,093	$150,000
Cost of sales	16,345	—	16,345	—
Gross profit	9,748	150,000	9,748	150,000

COSTS AND EXPENSES:
Compensation	570,413	1,293,654	870,617	1,715,493
General administrative	219,945	85,928	285,218	149,068
Research and development	168,246	150,000	268,246	150,000
Professional fees	407,977	646,080	626,680	1,079,336
Acquisition-related costs	65,000	—	65,000	—
Depreciation and amortization	12,950	242,175	12,950	484,350
TOTAL EXPENSES	1,444,531	2,417,837	2,128,711	3,578,247
LOSS FROM OPERATIONS	(1,434,783)	(2,267,837)	(2,118,963)	(3,428,247)
OTHER INCOME (EXPENSE)
Gain on extinguishment of liabilities to joint venture partner	—	—	2,474,753	—
Gain on extinguishment of debt	—	16,788	—	16,788
Change in fair value of derivative liabilities	(970,310)	(1,822,501)	(223,532)	(1,147,283)
Interest expense, net	(109,756)	(105,447)	(243,890)	(349,345)
NET OTHER INCOME (EXPENSE)	(1,080,066)	(1,911,160)	2,007,331	(1,479,840)
NET LOSS	$(2,514,849)	$(4,178,997)	$(111,632)	$(4,908,087)

PER COMMON SHARE DATA (Note 11)
NET LOSS PER SHARE:
Basic and Diluted	$(0.01)	$(0.01)	$(0.00)	$(0.02)

WEIGHTED AVERAGE SHARES:
Basic and Diluted	362,484,346	285,677,475	344,881,070	275,358,110

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS'
Description	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
BALANCE, DECEMBER 31, 2010	322,538,559	$3,226	$125,146,946	$(144,513,099)	$(19,362,927)
Shares issued for cash	25,888,332	259	1,941,366	—	1,941,625
Shares issued for settlement of debt	17,562,200	176	352,735	—	352,911
Shares issued for acquisition	24,500,000	245	1,837,255	—	1,837,500
Shares issued for acquisition - held in escrow	5,500,000	55	412,445	—	412,500
Shares issued for services	634,998	6	46,910	—	46,916
Shares issued for directors’ compensation	250,000	2	17,498	—	17,500
Vesting of restricted shares issued as stock-based compensation	—	—	48,099	—	48,099
Options vesting	—	—	596,197	—	596,197
Cashless exercise of options	1,615,129	16	(16)	—	—
Cashless exercise of warrants	148,276	2	(2)	—	—
Net loss	—	—	—	(111,632)	(111,632)
BALANCE, JUNE 30, 2011	398,637,494	$3,987	$130,399,433	$(144,624,731)	$(14,221,311)

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2011	2010

OPERATING ACTIVITIES:
Net loss	$(111,632)	$(4,908,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,950	484,350
Stock-based compensation	467,869	1,832,989
Cost of raising capital	—	(15,800)
Change in fair value of derivative liabilities	223,532	1,147,283
Loan interest capitalized to debt	208,171	213,895
Gain on extinguishment of liabilities to joint venture partner	(2,474,753)	—
Change in operating assets and liabilities:
Accounts receivable	763	(100,000)
Other receivables	(15,000)
Prepayments	(11,310)	—
Accounts payable	369,980	760,626
Other accrued liabilities	200,576	235,988
Deferred revenues	210,312	100,000
NET CASH USED IN OPERATING ACTIVITIES	(918,542)	(248,756)
INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(336,032)	—
Property and equipment	(2,322)	—
Deposits	(4,363)	—
NET CASH USED IN INVESTING ACTIVITIES	(342,717)	—
FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,941,625	487,037
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,941,625	487,037
NET INCREASE IN CASH AND EQUIVALENTS	680,366	238,281
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	29,491	12
CASH AND EQUIVALENTS, END OF PERIOD	$709,857	$238,293

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition	2,250,000	—
Common stock issued for accounts payable	361,136	402,237
Common stock issued for accrued expenses	38,691	154,000
Acquisition payable due seller	250,000	—
Convertible note payable for restricted cash	—	25,000
Stock options issued for accrued bonuses for officers and directors	193,926	—

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

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our Argus One airship and GTC products to begin generating revenues from customers.  We anticipate generating revenues from the sale of our airships in 2012 and are already generating revenue from our GTC products.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or begin generating revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We continue to have discussions with Space Florida and other entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least December 31, 2011, if we are not able to do so and if we are not able to generate revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved and/or if significant unanticipated events occur or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

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

INCOME TAXES

The Company accounts for income taxes using the asset and liability approach. Under this approach, deferred income taxes are recognized based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. Valuation allowances are recorded to reduce the deferred tax assets to an amount that will more likely than not be realized . (See Note 11)

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination. There were no adjustments related to uncertain tax positions recognized during the six months ended June 30, 2011 and 2010, respectively.

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

PROPERTY AND EQUIPMENT

Property and equipment, including property under capital lease agreements, are carried at cost less accumulated depreciation.  Depreciation is based on the estimated service lives of the depreciable assets and is calculated using the straight-line method.  Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.  Expenditures that increase the value or productive capacity of assets are capitalized.  Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service.  When property and equipment are retired, sold or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.  Repairs and maintenance are expensed as incurred.

The estimated useful lives of property and equipment are generally as follows:

•	Buildings and improvements	20 - 40 years
•	Appliques	15 – 25 years
•	Machinery and equipment	3 – 12 years
•	Office furniture and fixtures	3 – 10 years
•	Computer hardware and software	3 – 7 years
•	Transportation vehicles	3 – 6 years

OTHER LONG-LIVED ASSETS

The Company follows the authoritative guidance for impairment testing of property and equipment and other long-lived assets, which requires that a triggering event occur before impairment testing an asset or group of assets is appropriate.  Triggering events include but are not limited to a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the acquired business, and a significant change in the operations of an acquired business. Once a triggering event has occurred, the Company performs the impairment test based on its intention to hold or sell the asset or asset group.  If the Company intends to hold the asset or group of assets for continued use, the Company compares the asset or asset group’s carrying value to the sum of their estimated undiscounted future cash flows.  If the carrying value of the asset or asset group exceeds the sum of their estimated undiscounted future cash flows, the asset or asset group is deemed impaired and the Company recognizes an impairment loss for the difference.  If the Company intends to sell the asset or asset group and certain other criteria are met (i.e., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an actively pursuing buyer), the Company compares the asset’s or asset group’s carrying value to its fair value less costs to sell.  The Company generally determines fair value by using the discounted cash flow method.  If the carrying value of the asset or group of assets is greater than the fair value less costs to sell, the asset or asset group is deemed impaired and the Company recognizes an impairment loss for the difference.  Generally, the Company performs its testing of the asset or asset group at the lowest level for which identifiable cash flows are available.  Assets held for sale are separately presented on the balance sheet and are no longer depreciated.

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

The following table summarizes the allocation of the GTC acquisition purchase price, which has been accounted for at the fair values of the assets acquired and liabilities assumed under the acquisition method of accounting:

Current assets	$203,780
Property and equipment	2,736,732
Current liabilities assumed	(90,512)

Total Purchase Price	$2,850,000

The acquired property and equipment primarily consists of eight unique satellite network infrastructure devices, known as appliqués, which provide the signal receipt and processing technology that enables and powers Globalstar’s satellite data service. GTC’s appliqués are located at a number of Globalstar satellite ground stations and provide service across Europe, Russia and parts of Australia, Asia, the Middle East and South America. Long-term contracts with Globalstar allow GTC access to their satellite network for the purposes of offering tracking services for commercial applications over the useful life of the appliqués through 2025. GTC is currently obtaining certification of their proprietary tracking devices for commercial applications and expects to begin selling the tracking devices and service plans before the end of 2011.

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

Hudson Bay Fund LP et al. and Brio Capita l

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

The 2011 Equity Compensation Incentive Plan of the Company (the “Plan”)

The purpose of the Plan is to strengthen the Company and its subsidiaries by enhancing its profitable growth by providing incentives in the form of stock options and other equity ownership opportunities in the Company (each, an “ Award ”) to its and its subsidiaries’ employees, officers, directors, consultants and advisers, all of whom are eligible to receive Awards under the Plan, thereby encouraging them to devote their abilities and industry to the success of the Company and its subsidiaries and their business and enterprise.
Subject to certain adjustments, the aggregate number of shares (the “ Authorized Shares ”) of Common Stock that may be delivered in satisfaction of Awards granted under the Plan is 25,000,000 shares of Common Stock.   Awards under the Plan may be in the form of incentive stock options (“ ISOs ”), nonstatutory stock options, restricted stock, restricted stock units, and any other equity-based interests as the Administrator shall determine, or any combination thereof. If any Award expires, or is terminated, surrendered, forfeited, expires unexercised, is settled in cash in lieu of Common Stock or is exchanged for other Awards, in whole or in part, the unissued shares covered by such Award shall again be available for the grant of Awards under the Plan.

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

Effective April 19, 2011, we merged a newly created, wholly-owned Delaware subsidiary, World Surveillance Group Inc., with and into the Company, with the Company being the surviving corporation.  Our certificate of incorporation is the surviving corporation’s charter except that our name has been changed to World Surveillance Group Inc.  In connection with the change of our corporate name, effective April 25 th our stock ticker symbol, under which our common stock will now be traded, was changed to “WSGI”.

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

Results of Operations

Comparison of Three Months Ended June 30, 2011 and 2010

Revenues. Revenue for the three months ended June 30, 2011 of $ 26,093 relates to revenue earned by GTC for satellite airtime and usage during the month of June. The $150,000 in revenue for the three months ended June 30, 2010 was from the sale of a 50% interest in the SkySat airship; $100,000 of the $250,000 purchase price for the SkySat was deferred revenue for the three months ended June 30, 2011.

Operating Expenses. Our operating expenses consist primarily of compensation, professional fees, stock based compensation, research and development, as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, amortization and other general corporate expenses. Operating expenses for the three months ended June 30, 2011 totaled $1,444,531, compared to the $2,417,837 incurred during the same period of 2010. The decrease of $973,306, or 40%, resulted primarily from a $723,241 reduction in compensation from the second quarter of 2010, when stock incentive bonuses totaling $1,143,000 were awarded to the new board chairman, new CEO and existing management team. Included in compensation is the $332,068 in stock based compensation paid during the second quarter of 2011 that reflects the vesting of performance based options of which specific performance goals and objectives were achieved by management during the period. Professional fees incurred for legal and accounting services during the three months ended June 30, 2011 reflected a reduction of $238,103 from the comparable period in 2010, when significantly higher legal costs were incurred due to a SEC investigation that was subsequently settled and the hiring of a general counsel in October 2010. The reduction in depreciation and amortization expense of $229,225 from the quarter ended June 30, 2011 compared to 2010 reflects the impairment and write-off of intellectual property during the last quarter of 2010. These operating expense reductions during the three months ended June 30, 2011 were partially offset by the $134,017 increase in general administrative costs reflecting the hiring in June 2010 of the new management team, and a $65,000 accrual for acquisition related expenses during the quarter ended June 30, 2011 related to the GTC acquisition.

Loss From Operations. The loss from operations of $1,434,783 for the quarter ended June 30, 2011 compares to the operating loss of $2,267,837 for the same period of 2010. The decrease of $833,054, or 37%, reflects the reduction in operating expenses described above.

Net Other Income (Expense). Net other expenses totaled $1,080,066 for the second quarter of 2011, as compared to $1,911,160 during the same quarter of 2010, a decrease of $831,094 or 43%. The decrease resulted primarily from the change in fair value of derivatives, principally stock warrants, during the three months ended June 30, 2011 compared to 2010.

Net Income (Loss). We had a net loss of $2,514,849 for the three months ended June 30, 2011 compared to a net loss of $4,178,997 for the three months ended June 30, 2010, a decrease of $1,664,148 or 40%. The significant reductions in stock based compensation and the change in the fair value of derivatives accounted for the majority of this decrease.

Comparison of Six Months Ended June 30, 2011 and 2010

Revenues. We had revenue for the six months ended June 30, 2011 of $ 26,093, which relates to revenue earned by GTC for satellite airtime and usage during the month of June. The $150,000 in revenue for the six months ended June 30, 2010 was from the sale of a 50% interest in the SkySat airship; $100,000 of the $250,000 purchase price for the SkySat was deferred revenue for the six months ended June 30, 2011.

Operating Expenses. Our operating expenses consist primarily of compensation, professional fees, stock based compensation, research and development, as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, amortization and other general corporate expenses. Our operating expenses for the six months ended June 30, 2011 were $2,128,711, compared to $3,578,247 for the six months ended June 30, 2010, and reflects an improvement of $1,449,536 or 41%. The improvement reflects significant reductions in compensation awards of $844,876, $452,656 in professional fees for accounting and legal services resulting from the settlement of the SEC investigation and the hiring of a general counsel, and discontinued amortization of $471,400 due to the impairment and write-off of the related intellectual property during the last quarter of 2010. These reductions were partially offset by the increases of $136,150 in general administration expenses reflecting the hiring in June 2010 of the new management team; $118,246 in research and development relating to our Argus One LTA UAV; and acquisition related expenses of $65,000 related to the GTC acquisition.

Loss From Operations. The loss from operations of $2,118,963 for the six months ended June 30, 2011 compares to the operating loss of $3,428,247 for the same period of 2010. The decrease of $1,309,284 or 38% reflects the reduction in operating expenses described above.

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

Net Income (Loss). We had a net loss of $111,632 for the six months ended June 30, 2011 as compared to a net loss of $4,908,087 for the six months ended June 30, 2010, an increase of $4,796,455 or 98%. The decrease in net loss is primarily attributable to the $2,474,753 gain from the extinguishment of liabilities to our former joint venture partner; the $923,751 reduction of expenses resulting from changes in the fair value of derivatives and the reduction in operating expenses discussed above.

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

           Pursuant to the Stock Purchase Agreement relating to our acquisition of GTC, the purchase price includes an earn-out equal to 5% of the gross revenues related to the construction by GTC of certain potential satellite ground stations.  These earn-out payments are unlikely to materially impact our liquidity and capital resources since payments are required to be made to the former shareholder of GTC by us only upon the actual receipt of cash from a customer related to a ground station construction contract.  The earn-out payments would have the effect of reducing our margin on any such contract.  We are obligated to make these earn-out payments until the earlier of May 25, 2036 or the date on which GTC no longer has the right to construct ground stations under the applicable agreement with Globalstar.

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

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our Argus One airship and GTC products to begin generating revenues from customers.  We anticipate generating revenues from the sale of our airships in 2012 and are already generating revenue from our GTC products.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or begin generating revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We continue to have discussions with Space Florida and other entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least December 31, 2011, if we are not able to do so and if we are not able to generate revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved and/or if significant unanticipated events occur or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

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

Critical Accounting Policies and Use of Estimates

 Our Management’s Discussion and Analysis of Financial Condition and Results of Operation is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) . The preparation of our condensed consolidated financial statements in accordance with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts and classification of revenues and expense during the periods presented, and the disclosure of contingent assets and liabilities.  We evaluate our estimates and assumptions on an ongoing basis and material changes in these estimates or assumptions could occur in the future. Changes in estimates are recorded in the period in which they become known.   We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances and at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates if past experience or other assumptions do not turn out to be substantially accurate.

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

 In January 2010, FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820),” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques.  The new and revised disclosures are required to be implemented for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 activity.  Those disclosures are effective for interim and annual periods beginning after December 15, 2010.  The adoption of FASB ASU 2010-06 has not had a material impact on our financial condition or results of operations .

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

IRS

 During 2010 and 2009, we, under our former name Sanswire Corp., incurred and reported to the Internal Revenue Service (“IRS”) payroll tax liabilities (and deposited the appropriate withholding amounts) during the normal course of business at each payroll cycle.  The Company has reported its payroll tax liabilities for all the tax periods in 2007 and 2008, however, it failed to deposit the appropriate withholding amounts for those periods. We recognized this issue and, accordingly, contacted the IRS to make arrangements to pay any taxes due. One such matter has been resolved with the IRS, and we currently estimate the amount involved in the second matter to be approximately $200,000.  We may be subject to additional penalties and interest from the IRS in connection with these payroll tax matters .   We are engaged in discussions with the IRS to settle this matter and have filed an Offer in Compromise with the IRS.

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

We need to raise significant additional capital in order to meet our cash requirements to fully implement our business plan and continue our operations during the next twelve months.  At June 30, 2011, we had $709,857 of cash and cash equivalents, we had negative working capital of $16,897,841 and we had a net loss from operations of $2,118,963 for the six months ended June 30, 2011.  We expect to use the funds to expand and accelerate our research and development efforts, increase our manufacturing facilities, hire additional sales and other personnel, implement additional corporate governance measures, attract independent board members and for other operating activities.  We will, as we deem necessary and prudent, continue to seek to raise additional capital through various financing alternatives, including the private or public sale of equity or debt securities, bank financing or corporate partnering arrangements.   We continue to have discussions with Space Florida and other entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  We do not have any firm commitments for additional capital from third parties or from our officers, directors or shareholders.  Although our officers and directors or their affiliates have in the past provided us with or helped us obtain capital, they are not legally bound to do so.  We may not be able to raise additional capital on terms acceptable to us or at all.   In order to attract new investors and raise additional capital, we may be forced to provide rights and preferences to new investors that are not available to current stockholders and that may be adverse to existing investors.  If we do not receive adequate additional financing on terms satisfactory to us on a timely basis, or at all, we would not be able to meet our cash payment obligations or fully implement our business plan.  We would likely also have to delay, curtail, scale back or terminate some or all of our operations that could hurt our future performance, prematurely sell some or all of our assets on undesirable terms, merge with or be acquired by another company on unsatisfactory terms, or possibly shut down our operations.

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

 We currently rely exclusively on our technical partner, Eastcor Engineering, for the development and commercialization of our airships.  We currently have no technical personnel as employees of the Company. While we believe the relationship with Eastcor to be very strong, there is no assurance that it will always remain so. If this relationship were to break down or terminate or if we were to lose the services of Eastcor, since we do not have an alternative technical partner, it would cause a significant delay in our ability to continue to develop, manufacture and sell our airships, postpone commercial revenue to us and increase the costs related to such development and commercialization. We had an agreement with Eastcor which expired in accordance with its terms and we are presently negotiating a new agreement with Eastcor to outline each party’s responsibilities.  There is not guarantee, however, that we will be able to enter into such a definitive agreement. Pursuant to a Settlement Agreement, we recently terminated all the existing agreements we had with TAO Technologies, our former technology partner, and have dissolved the joint venture we had with TAO.  While we are open to discussing with TAO a potential future relationship, there can be no assurance that a future relationship will exist or what the terms of any such a relationship could be.

Our subsidiary GTC relies heavily on the Globalstar satellite network to provide its services and generate revenue.

           GTC   specializes in services offered through the Globalstar satellite network, and thus its future revenue growth from this part of the business is directly related to the reliability of the Globalstar network. The Globalstar satellite constellation has deteriorated over time resulting in substantially reduced ability to provide two-way communications, or duplex services, although the constellation continues to provide reliable one-way communications, or simplex services.   The deterioration of Globalstar’s network has had a significant negative impact on Globalstar’s financial results from 2007 through today.  While a majority of GTC’s contracts have related to simplex services which did not degrade and therefore these GTC contracts were unaffected, the deterioration impacted GTC’s ability to provide reliable service on a significant government contract awarded to GTC to provide satellite airtime minutes through the Globalstar network (other smaller contracts for satellite airtime minutes were unaffected).  As a result of the degradation, GTC was unable to offer reliable simplex services to this government customer and therefore only fulfilled approximately 15% of the contract and the contract was terminated.   Globalstar is currently in the process of launching 24 second-generation satellites.  Six of these were successfully launched in October 2010 and eight more are planned before the end of 2011. Assuming these launches have the intended results, this should result in a much improved two-way communications service which will help GTC to provide significantly more reliable service to customers and may allow GTC to pursue a new contract with such government customer.

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

The financial results of the combined company may materially differ from the historical pro forma financial information presented in the Current Report on Form 8-K that we filed with the SEC .

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

We entered into a joint venture in 2008 with our then technology partner TAO Technologies.  Although we are open to discussing a potential future relationship with TAO, we have terminated all of the agreements between us and TAO and we have dissolved the joint venture . We will continue to consider potential strategic transactions, which could involve acquisitions or dispositions of businesses or assets, joint ventures or investments in businesses, products or technologies that expand, complement or otherwise relate to our current or future business. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as: (i) the need to integrate and manage the businesses and products acquired with our own business and products, (ii) additional demands on our resources, systems, procedures and controls, (iii) disruption of our ongoing business, and (iv) diversion of management’s attention from other business concerns. Moreover, these transactions could involve: (a) substantial investment of funds or financings by issuance of debt or equity securities; (b) substantial investment with respect to technology transfers and operational integration; and (c) the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance of, or assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our company. Any such activity may not be successful in generating revenue, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability: (i) to take advantage of growth opportunities for our business or for our products, or (ii) to address risks associated with acquisitions or investments in businesses, may negatively affect our operating results. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings.   These future acquisitions or joint ventures may not result in their anticipated benefits and we may not be able to properly integrate acquired products, technologies or businesses, with our existing products and operations or combine personnel and cultures.  Failure to do so could deprive us of the intended benefits of those acquisitions.

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

Our intellectual property and proprietary rights are one of the keys to our performance and ability to remain competitive and are necessary for the success of our products and our business. Patent protection can be limited and not all intellectual property is or can be patented. We rely on a combination of patent, trademark, copyright, and trade secret laws as well as confidentiality agreements and procedures, non-compete agreements and other contractual provisions to protect our intellectual property, other proprietary rights and our brand.  We have little protection when we must rely on trade secrets and nondisclosure agreements.  We filed a provisional patent application on our Argus One airship in February 2011 and intend to continue to expand the patent protection for our airships and other products as we deem appropriate, but there can be no assurance that we will be able to secure any such patent protection.  Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors. Furthermore, our competitors may independently develop technologies and products that are substantially equivalent or superior to our technologies and/or products, which could result in decreased revenues.  Moreover, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights which could result in substantial costs to us and substantial diversion of management attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products.  Our inability to adequately protect our intellectual property rights could adversely affect our business and financial condition, and the value of our brand and other intangible assets.

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
31.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 15, 2011 and incorporated herein by reference)

31.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 15, 2011 and incorporated herein by reference)

32.1
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 15, 2011 and incorporated herein by reference)

32.2
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 15, 2011 and incorporated herein by reference)

*   Filed herewith.
+   Indicates management contract relating to compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

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
31.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2011 and incorporated herein by reference)

31.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2011 and incorporated herein by reference)

32.1
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2011 and incorporated herein by reference)

32.2
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2011 and incorporated herein by reference)

*  Filed herewith.
+   Indicates management contract relating to compensatory plans or arrangements