Form 10-Q/A
period 2011-06-30
World Surveillance Group Inc.
filed 2011-10-12
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Amendment No. 3 to
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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$709,857	$29,491
Accounts receivable, net of allowance for doubtful accounts of $0	11,712	—
Other receivables	83,000	—
Inventories	38,625	—
Prepayments	11,310	—
Assets from discontinued operations	6,406	6,406
TOTAL CURRENT ASSETS	860,910	35,897

PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $16,170	2,726,105	—

OTHER NONCURRENT ASSETS
Deposits	75,425	350
TOTAL NONCURRENT ASSETS	75,425	350
TOTAL ASSETS	$3,662,440	$36,247

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable (including $0 and $289,753 due to joint venture partner at June 30, 2011 and December 31, 2010)	$5,074,857	$5,315,659
Notes payable	8,019,681	7,811,510
Other accrued liabilities (including $0 and $2,185,000 due to joint venture partner at June 30, 2011 and December 31, 2010)	1,659,951	3,576,587
Deferred revenues	210,312	—
Derivative liabilities	1,553,021	1,329,489
Liabilities from discontinued operations	1,365,929	1,365,929
TOTAL CURRENT LIABILITIES	17,883,751	19,399,174
TOTAL LIABILITIES	17,883,751	19,399,174

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY ( DEFICIT)
Common stock, $0.00001 par value, 500,000,000 shares authorized; 398,637,494 shares and 322,538,559 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively.	3,987	3,226
Additional paid-in capital	130,399,433	125,146,946
Accumulated deficit	(144,624,731)	(144,513,099)
TOTAL STOCKHOLDERS' DEFICIT	(14,221,311)	(19,362,927)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,662,440	$36,247

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

REVENUES
Net sales	$26,093	$150,000	$26,093	$150,000
Cost of sales	16,345	—	16,345	—
Gross profit	9,748	150,000	9,748	150,000

COSTS AND EXPENSES:
General administrative	790,358	1,379,582	1,155,835	1,864,561
Research and development	168,246	150,000	268,246	150,000
Professional fees	407,977	646,080	626,680	1,079,336
Acquisition-related costs	65,000	—	65,000	—
Depreciation and amortization	12,950	242,175	12,950	484,350
TOTAL EXPENSES	1,444,531	2,417,837	2,128,711	3,578,247
LOSS FROM OPERATIONS	(1,434,783)	(2,267,837)	(2,118,963)	(3,428,247)
OTHER INCOME (EXPENSE)
Gain on extinguishment of liabilities to joint venture partner	—	—	2,474,753	—
Gain on extinguishment of debt	—	16,788	—	16,788
Change in fair value of derivative liabilities	(970,310)	(1,822,501)	(223,532)	(1,147,283)
Interest expense, net	(109,756)	(105,447)	(243,890)	(349,345)
NET OTHER INCOME (EXPENSE)	(1,080,066)	(1,911,160)	2,007,331	(1,479,840)
NET LOSS	$(2,514,849)	$(4,178,997)	$(111,632)	$(4,908,087)

PER COMMON SHARE DATA (Note 11)
NET LOSS PER SHARE:
Basic and Diluted	$(0.01)	$(0.01)	$(0.00)	$(0.02)

WEIGHTED AVERAGE SHARES:
Basic and Diluted	362,484,346	285,677,475	344,881,070	275,358,110

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

The acquired property and equipment primarily consists of eight unique satellite network infrastructure devices, known as appliqués, which provide the signal receipt and processing technology that enables and powers Globalstar’s satellite data service. GTC’s appliqués are located at a number of Globalstar satellite ground stations and provide service across Europe, Russia and parts of Australia, Asia, the Middle East and South America. Long-term contracts with Globalstar allow GTC access to their satellite network for the purposes of offering tracking services for commercial applications over the useful life of the appliqués through 2025. GTC has developed various simplex satellite tracking devices that are capable of transmitting locational and other information from any location within the Globalstar satellite network. Although GTC can sell to U.S. government customers without the need for any form of certification, GTC can not sell such tracking devices commercially without certification from Globalstar and the Federal Communications Commission for use in the U.S., and from comparable entities globally, like CE Mark.  GTC has begun the process to apply for certification to sell these devices both in the U.S. and globally. Although, GTC believes the likelihood of obtaining these certifications is high due to its experience in producing these tracking devices for government customers combined with its knowledge and experience of the Globalstar network and their certification requirements, there is no guarantee that GTC will be able to certify its tracking devices. GTC is currently obtaining certification of their proprietary tracking devices for commercial applications and expects to begin selling the tracking devices and service plans before the end of 2011 .

The following table shows certain unaudited pro forma results of the Company, assuming the Company had acquired GTC on January 1, 2011:

Revenues	$236,438

Net loss	$(245,887)

Per common share data:
Basic and diluted	$(0.00)

Weighted average shares:
Basic and diluted	368,748,473

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2011 (Unaudited)	December 31, 2010
Appliques	$2,736,732	$—
Office furniture and fixtures	5,543	—
	2,742,275	—
Less: accumulated depreciation	(16,170)	—
	$2,726,105	$—

NOTE 5. OTHER ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2011 (Unaudited)	December 31, 2010
Payroll liabilities	$1,054,684	$998,410
Professional fees	64,727	118,946
Accrued legal claims payable	235,540	274,231
Acquisition related costs	55,000	—
GTC acquisition payable	250,000	—
Due to joint venture partner	—	2,185,000
OTHER ACCRUED LIABILITIES	$1,659,951	$3,576,587

NOTE 6. NOTES PAYABLE

Obligations at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011 (Unaudited)	December 31, 2010
Unsecured promissory notes	$5,997,030	$5,997,030
Accrued interest	2,022,651	1,814,480
NOTES PAYABLE	$8,019,681	$7,811,510

As of June 30, 2011 and December 31, 2010, notes payable included two unsecured promissory notes aggregating $5,997,030 with no stated interest rate or terms of repayment.  The Company has accrued interest at 7% per annum on both notes since their inception and includes the notes in current liabilities.

NOTE 7.  IMPAIRMENT OF INTANGIBLE ASSETS AND EXTINGUISHMENT OF DEBT

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

NOTE 8.  DERIVATIVE LIABILITIES

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

The following table summarizes certain information about the Company’s warrants to purchase common stock.

	Derivative Liabilities			Weighted Average
	Warrants	Warrants	Other	Exercise
	Class A	Class B	Warrants	Price

Outstanding at December 31, 2010	21,909,111	21,186,886	2,377,167	$0.244
Warrants Granted	—	—	2,583,334	0.210
Warrants Expired	(1,217,549)	(938,184)	—	0.221
Outstanding at June 30, 2011	20,691,562	20,248,702	4,960,501	$0.253

NOTE 9. LITIGATION AND CONTINGENCIES

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

NOTE 11. SHARE-BASED COMPENSATION

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

NOTE 12. INCOME TAXES

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

NOTE 13. PER SHARE INFORMATION:

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

Results of Operations

Comparison of Three Months Ended June 30, 2011 and 2010

Revenues . Revenue for the three months ended June 30, 2011 of $ 26,093 relates to revenue earned by GTC for satellite airtime and usage during the month of June. The $150,000 in revenue for the three months ended June 30, 2010 was from the sale of a 50% interest in the SkySat airship; $100,000 of the $250,000 purchase price for the SkySat was deferred revenue for the three months ended June 30, 2011.

Operating Expenses . Our operating expenses consist primarily of compensation, professional fees, stock based compensation, research and development, as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, amortization and other general corporate expenses. Operating expenses for the three months ended June 30, 2011 totaled $1,444,531, compared to the $2,417,837 incurred during the same period of 2010. The decrease of $973,306, or 40%, resulted primarily from a $723,241 reduction in compensation from the second quarter of 2010, when stock incentive bonuses totaling $1,143,000 were awarded to the new board chairman, new CEO and existing management team. Included in compensation is the $332,068 in stock based compensation paid during the second quarter of 2011 that reflects the vesting of performance based options of which specific performance goals and objectives were achieved by management during the period. Professional fees incurred for legal and accounting services during the three months ended June 30, 2011 reflected a reduction of $238,103 from the comparable period in 2010, when significantly higher legal costs were incurred due to a SEC investigation that was subsequently settled and the hiring of a general counsel in October 2010. The reduction in depreciation and amortization expense of $229,225 from the quarter ended June 30, 2011 compared to 2010 reflects the impairment and write-off of intellectual property during the last quarter of 2010. These operating expense reductions during the three months ended June 30, 2011 were partially offset by the $134,017 increase in general administrative costs reflecting the hiring in June 2010 of the new management team, and a $65,000 accrual for acquisition related expenses during the quarter ended June 30, 2011 related to the GTC acquisition.

Loss From Operations . The loss from operations of $1,434,783 for the quarter ended June 30, 2011 compares to the operating loss of $2,267,837 for the same period of 2010. The decrease of $833,054, or 37%, reflects the reduction in operating expenses described above.

Net Other Income (Expense). Net other expenses totaled $1,080,066 for the second quarter of 2011, as compared to $1,911,160 during the same quarter of 2010, a decrease of $831,094 or 43%. The decrease resulted primarily from the change in fair value of derivatives, principally stock warrants, during the three months ended June 30, 2011 compared to 2010.

Net Income (Loss) . We had a net loss of $2,514,849 for the three months ended June 30, 2011 compared to a net loss of $4,178,997 for the three months ended June 30, 2010, a decrease of $1,664,148 or 40%. The significant reductions in stock based compensation and the change in the fair value of derivatives accounted for the majority of this decrease.

Comparison of Six Months Ended June 30, 2011 and 2010

Revenues . We had revenue for the six months ended June 30, 2011 of $ 26,093, which relates to revenue earned by GTC for satellite airtime and usage during the month of June. The $150,000 in revenue for the six months ended June 30, 2010 was from the sale of a 50% interest in the SkySat airship; $100,000 of the $250,000 purchase price for the SkySat was deferred revenue for the six months ended June 30, 2011.

Operating Expenses . Our operating expenses consist primarily of compensation, professional fees, stock based compensation, research and development, as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, amortization and other general corporate expenses. Our operating expenses for the six months ended June 30, 2011 were $2,128,711, compared to $3,578,247 for the six months ended June 30, 2010, and reflects an improvement of $1,449,536 or 41%. The improvement reflects significant reductions in compensation awards of $844,876, $452,656 in professional fees for accounting and legal services resulting from the settlement of the SEC investigation and the hiring of a general counsel, and discontinued amortization of $471,400 due to the impairment and write-off of the related intellectual property during the last quarter of 2010. These reductions were partially offset by the increases of $136,150 in general administration expenses reflecting the hiring in June 2010 of the new management team; $118,246 in research and development relating to our Argus One LTA UAV; and acquisition related expenses of $65,000 related to the GTC acquisition.

Loss From Operations . The loss from operations of $2,118,963 for the six months ended June 30, 2011 compares to the operating loss of $3,428,247 for the same period of 2010. The decrease of $1,309,284 or 38% reflects the reduction in operating expenses described above.

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

Net Income (Loss) . We had a net loss of $111,632 for the six months ended June 30, 2011 as compared to a net loss of $4,908,087 for the six months ended June 30, 2010, an increase of $4,796,455 or 98%. The decrease in net loss is primarily attributable to the $2,474,753 gain from the extinguishment of liabilities to our former joint venture partner; the $923,751 reduction of expenses resulting from changes in the fair value of derivatives and the reduction in operating expenses discussed above.

Liquidity and Capital Resources

Assets . Historically, we have funded our operations and capital expenditures through the sale of stock and notes. During the six months ended June 30, 2011, we completed equity financings for a total of $1,941,625. Cash and cash equivalents were $709,857 at June 30, 2011 compared to $29,491 at December 31, 2010. The increase of $680,366 reflects the proceeds from the equity financings and GTC’s cash and cash equivalents of $35,042 at June 30, 2011. The increase in the other current assets categories (excluding cash and cash equivalents) primarily reflects GTC’s other current assets of $251,292 at June 30, 2011.

Liabilities . At June 30, 2011, we had total liabilities of $17,883,751 versus $19,399,174 at December 31, 2010, a reduction of $1,515,423 or 7.8%. This reduction reflects the $2,474,753 settlement during the first quarter of 2011 for amounts due to a former joint venture partner, which is partially offset by increases of $200,000 in deferred revenues from the Space Florida contract; $180,000 in accrued legal fees related to the Hudson Bay settlement; $250,000 due the GTC selling shareholder; $65,000 in acquisition related expenses; and GTC’s total liabilities of $124,181 at June 30, 2011.

Cash Flows . Our cash used in operating activities in the six months ended June 30, 2011 was $918,542 compared to $248,756 for the same period of 2010, reflecting increased net cash outflows of $669,786. This increase in net cash outflows reflect higher cash payments for compensation, general administrative, research and development and professional fees during the six month period ended June 30, 2011 as compared to the same period in 2010.

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

GTC specializes in services offered through the Globalstar satellite network, and thus its future revenue growth from this part of the business is directly related to the reliability of the Globalstar network. The Globalstar satellite constellation has deteriorated over time resulting in substantially reduced ability to provide two-way communications, or duplex services, although the constellation continues to provide reliable one-way communications, or simplex services.   The deterioration of Globalstar’s network has had a significant negative impact on Globalstar’s financial results from 2007 through today.  While a majority of GTC’s contracts have related to simplex services which did not degrade and therefore these GTC contracts were unaffected, the deterioration impacted GTC’s ability to provide reliable service on a significant government contract awarded to GTC to provide satellite airtime minutes through the Globalstar network (other smaller contracts for satellite airtime minutes were unaffected).  As a result of the degradation, GTC was unable to offer reliable duplex services to this government customer and therefore only fulfilled approximately 15% of the contract and the contract was terminated.   Globalstar is currently in the process of launching 24 second-generation satellites.  Six of these were successfully launched successfully in October 2010, a further six were launched successfully in July 2011, and an additional two launches are planned before the end of 2011.  Once the remaining launches are complete and the second-generation satellite constellation is fully deployed, Globalstar expects to provide high quality mobile satellite voice and fast mobile satellite handset data services to commercial and government customers in more than 120 countries. This should help GTC to provide significantly more reliable service to customers and may allow GTC to pursue a new contract with such government customer.

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

GTC has developed various simplex satellite tracking devices that are capable of transmitting locational and other information from any location within the Globalstar satellite network. Although GTC can sell to U.S. government customers without the need for any form of certification, GTC can not sell such tracking devices commercially without certification from Globalstar and the Federal Communications Commission for use in the U.S., and from comparable entities globally, like CE Mark.  GTC has begun the process to apply for certification to sell these devices both in the U.S. and globally and GTC plans to have a worldwide target customer base with no cost basis on the monthly service plans sold with each device. Although, GTC believes the likelihood of obtaining these certifications is high due to its experience in producing these tracking devices for government customers combined with its knowledge and experience of the Globalstar network and their certification requirements, there is no guarantee that GTC will be, however, able to certify its tracking devices.  Moreover, in the past, the Company has dealt specifically with U.S. government customers but intends to try to expand this customer base and make maximum use of the free accounts to generate increased revenue.  We cannot assure you, however, that GTC will be successful doing so.

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

Our intellectual property and proprietary rights are one of the keys to our performance and ability to remain competitive and are necessary for the success of our products and our business. Patent protection can be limited and not all intellectual property is or can be patented. We rely on a combination of patent, trademark, copyright, and trade secret laws as well as confidentiality agreements and procedures, non-compete agreements and other contractual provisions to protect our intellectual property, other proprietary rights and our brand.  We have little protection when we must rely on trade secrets and nondisclosure agreements.  We filed a provisional patent application on our Argus One airship in February 2011; we have until February 2012 to file a U.S. non-provisional application or our provisional application lapses. We intend to continue to expand the patent protection for our airships and other products as we deem appropriate, but there can be no assurance that we will be able to secure any such patent protection.  Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors. Furthermore, our competitors may independently develop technologies and products that are substantially equivalent or superior to our technologies and/or products, which could result in decreased revenues.  Moreover, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights which could result in substantial costs to us and substantial diversion of management attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products.  Our inability to adequately protect our intellectual property rights could adversely affect our business and financial condition, and the value of our brand and other intangible assets.

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

Our restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include:

•	the ability of the board of directors to designate the terms of, and to issue new, series of preferred stock;
•	advance notice requirements for nominations for election to the board of directors;
•	the ability of the board of directors to fix the number of directors and fill any vacancies or newly created directorships;
•	a classified board of directors;
•	Limitations on the removal of directors;
•	limitations on stockholders’ ability to call a special meeting of stockholders; and
•	special voting requirements for the amendment of certain provisions of our bylaws.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 11, 2011

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