Form 10-Q
period 2011-09-30
World Surveillance Group Inc.
filed 2011-11-14
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or

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

As of November 4, 2011, there were 403,374,819 shares of the registrant's Common Stock issued and outstanding.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$47,882	$29,491
Accounts receivable, net of allowance for doubtful accounts of $0	36,399	—
Other receivables	37,619	—
Inventories	36,000	—
Prepayments	92,250	—
Assets from discontinued operations	6,406	6,406
TOTAL CURRENT ASSETS	256,556	35,897

PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $61,920	2,681,717	—

OTHER NONCURRENT ASSETS
Deposits	—	350
TOTAL NONCURRENT ASSETS	—	350
TOTAL ASSETS	$2,938,273	$36,247

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable (including $0 and $289,753 due to joint venture partner at September 30, 2011 and December 31, 2010)	$4,965,134	$5,315,659
Notes payable	8,125,491	7,811,510
Other accrued liabilities (including $0 and $2,185,000 due to joint venture partner at September 30, 2011 and December 31, 2010)	1,614,264	3,576,587
Deferred revenues	207,486	—
Derivative liabilities	595,911	1,329,489
Liabilities from discontinued operations	1,365,929	1,365,929
TOTAL CURRENT LIABILITIES	16,874,215	19,399,174
TOTAL LIABILITIES	16,874,215	19,399,174

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00001 par value, 500,000,000 shares authorized; 402,900,827 shares and 322,538,559 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively.	4,030	3,226
Additional paid-in capital	130,913,282	125,146,946
Accumulated deficit	(144,853,254)	(144,513,099)
TOTAL STOCKHOLDERS' DEFICIT	(13,935,942)	(19,362,927)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,938,273	$36,247

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

REVENUES
Net sales	$104,051	$50,000	$130,144	$200,000
Cost of sales	91,643	—	107,988	—
Gross profit	12,408	50,000	22,156	200,000

COSTS AND EXPENSES:
General and administrative	795,836	392,306	1,951,671	2,256,864
Research and development	157,315	1,818,837	425,561	1,968,837
Professional fees	92,100	701,125	718,780	1,780,461
Acquisition-related costs	—	—	65,000	—
Depreciation and amortization	45,750	242,175	58,700	726,525
TOTAL EXPENSES	1,091,001	3,154,443	3,219,712	6,732,687
LOSS FROM OPERATIONS	(1,078,593)	(3,104,443)	(3,197,556)	(6,532,687)
OTHER INCOME (EXPENSE)
Gain on extinguishment of liabilities tojoint venture partner	—	—	2,474,753	—
Gain on extinguishment of debt	—	—	—	16,788
Change in fair value of derivative liabilities	957,110	348,485	733,578	(798,798)
Interest expense, net	(107,040)	(106,807)	(350,930)	(456,153)
NET OTHER INCOME (EXPENSE)	850,070	241,678	2,857,401	(1,238,163)
LOSS FROM CONTINUING OPERATIONS	(228,523)	(2,862,765)	(340,155)	(7,770,850)
LOSS FROM DISCONTINUED OPERATIONS	—	(9,782)	—	(9,782)
NET LOSS	$(228,523)	$(2,872,547)	$(340,155)	$(7,780,632)

PER COMMON SHARE DATA (Note 11)
LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.03)
NET LOSS PER SHARE
Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.03)
WEIGHTED AVERAGE SHARES:
Basic and Diluted	399,692,494	306,095,497	363,352,319	297,532,916

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS'
Description	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
BALANCE, DECEMBER 31, 2010	322,538,559	$3,226	$125,146,946	$(144,513,099)	$(19,362,927)
Shares issued for cash	25,888,332	259	1,941,366	—	1,941,625
Shares issued for settlement of debt	17,562,200	176	352,735	—	352,911
Shares issued for acquisition	24,500,000	245	1,837,255	—	1,837,500
Shares issued for acquisition - held in escrow	5,500,000	55	412,445	—	412,500
Shares issued for services	2,448,331	24	182,242	—	182,266
Shares issued for compensation	1,800,000	18	125,982		126,000
Shares issued for directors’ compensation	900,000	9	67,991	—	68,000
Vesting of restricted shares issued as stock-based compensation	—	—	59,946	—	59,946
Options vesting	—	—	786,392	—	786,392
Cashless exercise of options	1,615,129	16	(16)	—	—
Cashless exercise of warrants	148,276	2	(2)	—	—
Net loss	—	—	—	(340,155)	(340,155)
BALANCE, SEPTEMBER 30, 2011	402,900,827	$4,030	$130,913,282	$(144,853,254)	$(13,935,942)

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

OPERATING ACTIVITIES:
Net loss	$(340,155)	$(7,780,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,700	726,525
Stock-based compensation	846,412	1,857,338
Change in fair value of derivative liabilities	(733,578)	798,798
Loan interest capitalized to debt	313,981	314,844
Gain on extinguishment of liabilities to joint venture partner	(2,474,753)	—
Change in operating assets and liabilities:
Accounts receivable	(23,924)	(50,000)
Other receivables	30,381	—
Inventories	2,625	1,545,490
Prepayments	(21,538)	—
Accounts payable	395,607	1,017,224
Other accrued liabilities	154,888	556,477
Deferred revenues	207,486	50,000
Current liabilities from discontinued operations	—	(21,477)
NET CASH USED IN OPERATING ACTIVITIES	(1,583,868)	(985,413)
INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(336,032)	—
Property and equipment	(3,684)	—
Deposits	350	(12,695)
NET CASH USED IN INVESTING ACTIVITIES	(339,366)	(12,695)
FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,941,625	1,107,212
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,941,625	1,107,212
NET INCREASE IN CASH AND EQUIVALENTS	18,391	109,104
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	29,491	12
CASH AND EQUIVALENTS, END OF PERIOD	$47,882	$109,116

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition	2,250,000	—
Common stock issued for accounts payable	496,486	433,017
Common stock issued for accrued expenses	38,691	154,000
Acquisition payable due seller	250,000	—
Conversion of note payable to common stock	—	28,500
Accrued expenses from cancellation of preferred stock	—	440,607
Accounts payable from cancellation of preferred stock	—	185,387
Stock options issued for accrued officers and directors bonuses	193,926	—

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

The Company applies the provisions of U.S. GAAP applicable to consolidations of variable interest entities to its investment in Sanswire-TAO.  Under U.S. GAAP, a variable interest entity is subject to consolidation if the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders.  At September 30, 2009, the Company determined that such consolidation of Sanswire-TAO was appropriate. Inter-company accounts and transactions have been eliminated in consolidation (See Note 6 concerning the dissolution of the Sanswire-TAO joint venture)

RECLASSIFICATIONS

Certain 2010 amounts have been reclassified to conform to the 2011 presentation.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $3,197,556 for the nine months ended September 30, 2011 and negative cash flows from operations of $1,583,868 for the nine months ended September 30, 2011. The Company had a working capital deficit of $16,617,659 and total stockholders’ deficit of $13,935,942 at September 30, 2011. The Company had an accumulated deficit of $144,853,254 at September 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its UAVs, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiary GTC’s business. The Company’s business plan, which if successfully implemented, will allow it to sell UAVs and other products for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for at least the next several quarters.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our Argus One airship and GTC products to begin generating revenues from customers.  We anticipate generating revenues from the sale of our airships in 2012 and are already generating revenue from our GTC products.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or begin generating revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We continue to have discussions with Space Florida and other entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least March 31, 2012, if we are not able to do so and if we are not able to generate revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved and/or if significant unanticipated events occur or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

CASH AND EQUIVALENTS

Cash and equivalents include cash on-hand and highly liquid investments with contractual maturities of three months or less when purchased.

REVENUE RECOGNITION

The Company recognizes revenue when all four of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured.

INCOME TAXES

The Company accounts for income taxes using the asset and liability approach. Under this approach, deferred income taxes are recognized based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. Valuation allowances are recorded to reduce the deferred tax assets to an amount that will more likely than not be realized. (See Note 12).

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination. There were no adjustments related to uncertain tax positions recognized during the nine months ended September 30, 2011 and 2010, respectively.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

		Fair Value Measurements at September 30, 2011 Using:
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$47,882	$47,882	$—	$—
Derivative liabilities	(595,911)	—	—	(595,911)
Totals	$(548,029)	$47,882	$—	$(595,911)

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy, due to use of an estimate of volatility factors. There were no changes in the valuation techniques during the nine months ended September 30, 2011.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, accounts payable, notes payable and derivative instruments. The carrying values for the current financial assets and liabilities, including cash and cash equivalents, accounts payable and notes payable approximate fair value due to their short maturity. The fair values of the Company’s derivative instruments are recorded in the consolidated balance sheets. (See Note 8)

USE OF ESTIMATES

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

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share has been computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each period. Whenever losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive, thus resulting in a loss per share less than the basic loss per share. If all outstanding options, warrants and convertible shares were converted or exercised as of September 30, 2011, the shares outstanding would be 488,384,161.

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

The Company follows the authoritative guidance for impairment testing of property and equipment, which requires that a triggering event occur before impairment testing an asset or group of assets is appropriate. Triggering events include but are not limited to a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the acquired business, and a significant change in the operations of an acquired business. Once a triggering event has occurred, the Company performs the impairment test based on its intention to hold or sell the asset or asset group. If the Company intends to hold the asset or group of assets for continued use, the Company compares the asset or asset group’s carrying value to the sum of their estimated undiscounted future cash flows. If the carrying value of the asset or asset group exceeds the sum of their estimated undiscounted future cash flows, the asset or asset group is deemed impaired and the Company recognizes an impairment loss for the difference. If the Company intends to sell the asset or asset group and certain other criteria are met (i.e., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an actively pursuing buyer), the Company compares the asset’s or asset group’s carrying value to its fair value less costs to sell. The Company generally determines fair value by using the discounted cash flow method. If the carrying value of the asset or group of assets is greater than the fair value less costs to sell, the asset or asset group is deemed impaired and the Company recognizes an impairment loss for the difference. Generally, the Company performs its testing of the asset or asset group at the lowest level for which identifiable cash flows are available. Assets held for sale are separately presented on the balance sheet and are no longer depreciated.

DERIVATIVE FINANCIAL INSTRUMENTS

Derivative liabilities primarily relate to warrants to purchase common stock of the Company issued in conjunction with certain debt and equity financings. Each reporting period the Company determines the fair value of the stock warrants using the Black-Scholes option pricing model at the balance sheet date. Changes in the fair value of the stock warrants are recognized each period in current earnings. (See Note 8)

SHARE-BASED COMPENSATION

The Company offers share-based compensation programs to its officers, directors and employees that consist of employee stock options, common stock and restricted stock awards. Common stock and restricted stock awards are issued at the closing price of the Company’s common stock on the date of grant. The Company recognizes compensation expense ratably over the vesting periods for restricted stock awards using the grant date fair value of the stock awarded. The Black-Scholes option pricing model is used to value stock options, and compensation expense is recognized ratably over the requisite service vesting period. Stock options typically have contractual terms of three to seven years.  Share-based compensation for employees and non-employees is reflected in the appropriate functional expense category, principally the general administrative and research and development categories. Share-based compensation incurred during the nine months ended September 30, 2011 and 2010 was $846,412 and $1,857,338, respectively, and is included in general and administrative expense or research and development, as appropriate. (See Note 11)

NOTE 2. DISCONTINUED OPERATIONS

In 2007, the Company discontinued operations of its telecom and wireless segments and reported the effects as discontinued operations.  Certain assets and liabilities from its discontinued operations are carried at fair value in the consolidated balance sheet as of September 30, 2011 and December 31, 2010 as follows:

	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
ASSETS FROM DISCONTINUED OPERATIONS		—

Accounts payable	140,116	1,216,208	1,356,324
Accrued liabilities	9,605	—	9,605
LIABILITIES FROM DISCONTINUED OPERATIONS	149,721	1,216,208	1,365,929

Net liabilities of discontinued operations	$143,315	$1,216,208	$1,359,523

No income or expenses were incurred by the Company related to its discontinued operations for the nine-month period ended September 30, 2011 and net loss from discontinued operations was $9,782 for the nine month period ended September 30, 2010.

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

The operating results of GTC for the full quarter ended September 30, 2011 are included in the Company’s Condensed Consolidated Statements of Operations for the three months ended September 30, 2011 and the operating results of GTC since May 25, 2011 are included in the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2011. The Company’s Condensed Consolidated Balance Sheet as of September 30, 2011 reflects the acquisition of GTC, effective on the acquisition date of May 25, 2011.

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

The following table shows certain unaudited pro forma results of the Company, assuming the Company had acquired GTC on January 1, 2011:

Revenues	$236,438

Net loss	$(245,887)

Per common share data:
Basic and diluted	$(0.00)

Weighted average shares:
Basic and diluted	368,748,473

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2011 (Unaudited)	December 31, 2010
Appliques	$2,736,732	$—
Office furniture and fixtures	6,905	—
	2,743,637	—
Less: accumulated depreciation	(61,920)	—
	$2,681,717	$—

NOTE 5. OTHER ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2011 (Unaudited)	December 31, 2010
Payroll liabilities	$1,208,589	$998,410
Professional fees	29,367	118,946
Accrued legal claims payable	235,540	274,231
Other	15,768	—
GTC acquisition payable	125,000	—
Due to joint venture partner	—	2,185,000
OTHER ACCRUED LIABILITIES	$1,614,264	$3,576,587

NOTE 6. NOTES PAYABLE

Obligations at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011 (Unaudited)	December 31, 2010
Unsecured promissory notes	$5,997,030	$5,997,030
Accrued interest	2,128,461	1,814,480
NOTES PAYABLE	$8,125,491	$7,811,510

As of September 30, 2011 and December 31, 2010, notes payable included two unsecured promissory notes aggregating $5,997,030 with no stated interest rate or terms of repayment.  The Company has accrued interest at 7% per annum on both notes since their inception and includes the notes in current liabilities.

NOTE 7.  IMPAIRMENT OF INTANGIBLE ASSETS AND EXTINGUISHMENT OF DEBT

In 2008, the Company, TAO Technologies Gmbh (“TAO”) and Professor Bernd Kroeplin (“Kroeplin”) entered into a new agreement to form a 50/50 U.S. based joint venture company owned by the Company and TAO to be called Sanswire-TAO Corp. to place, among other things, the license rights to certain TAO intellectual property for the exclusive use in the U.S., Canada and Mexico. The intellectual property included, but was not limited to, an existing patent in Germany as well as any updates to that patent. This integration of the Company and Stuttgart, Germany-based TAO was intended to create various strategic advantages for both companies.

During the fourth quarter of 2010, the Company had decided to base its business going forward exclusively on the technology developed for it by Eastcor Engineering in the United States. Accordingly, the Company recorded an impairment charge of $1,210,875 representing the unamortized balance of the intangible asset at December 31, 2010.

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

Warrants

During the past, the Company entered into financing agreements for convertible promissory notes and stock purchase agreements, which included both Class A and Class B warrants. The Company has issued an aggregate of 4,960,501 warrants under two new stock purchase agreements. Warrants issued under the new stock purchase agreements have no anti-dilution rights and are not liabilities. All warrants have 3-year terms and are exercisable for a purchase price of $0.21 per share or, in the case of Class B warrants, $0.315 per share.

The fair value of the warrants, which are derivative liabilities was determined using the Black-Scholes option pricing model with the following assumptions:

	September 30,	December 31,
	2011	2010
Warrants:
Risk-free interest rate	0.13% - 0.42%	0.29% - 1.02%
Expected volatility	115% - 148%	10% - 167%
Expected life (in years)	0.58 - 2.00	0.67 - 2.75
Expected dividend yield	-	-

Aggregate fair value of warrants outstanding	$595,911	$1,329,489

The aggregate intrinsic value of the warrants outstanding and exercisable as of September 30, 2011 and December 31, 2010 was $0 and $22,675, respectively. All warrants were fully exercisable and there was no unamortized cost to be recognized in future periods.

The following table summarizes certain information about the Company’s warrants to purchase common stock.

				Weighted
	Derivative Liabilities			Average
	Warrants	Warrants	Other	Exercise
	Class A	Class B	Warrants	Price

Outstanding at December 31, 2010	21,909,111	21,186,886	2,377,167	$0.244
Warrants Granted	—	—	2,583,334	0.210
Warrants Expired	(1,884,598)	(1,605,233)	—	0.211
Outstanding at September 30, 2011	20,024,513	19,581,653	4,960,501	$0.255

NOTE 9. LITIGATION AND CONTINGENCIES

In the ordinary conduct of business, the Company is subject to periodic lawsuits, investigations and litigation claims, which the Company accrues for where appropriate. The Company cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against it.  As of September 30, 2011, the Company had the following material contingencies:

Brio Capital

Brio Capital, the holder of a similarly worded warrant to those of Hudson Bay, filed an action against us on March 25, 2011 in the Supreme Court of the State of New York for the issuance of approximately 6.2 million shares of common stock upon the exercise of certain warrants. The Company has filed a response to such complaint, which includes additional arguments from those set forth in the Hudson Bay litigation. Brio Capital filed a summary judgment motion that the Company has responded to. The Court held oral arguments on the summary judgment motion on September 19, 2011.  The Company considers the plaintiff’s interpretation of the warrant provisions to be incorrect and intends to vigorously defend the action, but the outcome of the action cannot be predicted.

Tsunami Communications v. GlobeTel

On March 3, 2006, Civil Action File No. 06A-02368-5 was filed in Superior Court for Gwinnett County, Georgia by Tsunami Communications and several of its former shareholders. The Company asserted affirmative defenses and a trial was held in November 2009. By Order of the Court entered on September 2, 2010, a judgment was entered against GlobeTel and several other co-defendants for the breach by Sanswire Technologies, Inc. (“ST”) (a then unrelated party) of its asset purchase agreement with the plaintiff Tsunami based on a deemed de facto merger resulting from a subsequent asset purchase agreement between ST and GlobeTel. As damages, the Company was ordered to issue 530,015 shares of common stock to former shareholders of Tsunami and pay $229,180 to a former Tsunami shareholder with respect to two outstanding promissory notes. Subsequent to the Order, the plaintiffs filed both a Motion for Reconsideration asking the Court to reconsider its decision to deny several of the plaintiffs’ claims and to substantially increase the award of damages and a Claim for Attorney’s Fees, both of which have been denied by the Court. The Company has issued the share portion of the judgment, but the Company is in settlement discussions with the plaintiffs relating to the cash judgment in this matter.  On July 26, 2011, Cory Colvin, one of the Tsunami shareholders, initiated in Brevard County, Florida a registration of the underlying Georgia court order.  The Company contested the registration of the underlying Georgia court order on the grounds that the order was not a proper final judgment entitled to full faith and credit in Florida.  On October 3, 2011, the court dismissed the registration after the parties filed a Joint Stipulation of Voluntary Dismissal on the same day.

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

The DeCarlo Group

A lawsuit was filed by The DeCarlo Group on November 24, 2010 in Miami-Dade County Courthouse for over $400,000 claimed in connection with CFO, accounting and auditing services allegedly rendered to the Company. It is the Company’s position that the Company was overcharged in connection with the services rendered and that the amounts are not due. The parties have begun preliminary discovery and The DeCarlo Group recently obtained new counsel.  The Company has filed a motion to dismiss on various grounds and intends to otherwise defend itself vigorously in this matter, but the outcome of the action cannot be predicted.

Siegel

A lawsuit was filed by Frances Siegel, the mother of a former officer and director of the Company, on January 20, 2011 in Miami-Dade County Courthouse for $300,000 plus interest claimed in connection with an alleged investment in the Company in 2003. The parties have begun discovery, the Company has filed a dispositive motion, and both parties have filed various discovery motions. The Company intends to defend itself vigorously in this matter, but the outcome of the action cannot be predicted.

GlobeTel Wireless Europe GmbH

A lawsuit was filed by Rechtsanwalt Harry Kressel, Court Appointed Insolvency Administrator of the Assets of GlobeTel Wireless Europe GmbH, on March 8, 2011 in the Circuit Court in Brevard County, FL for $165,000 plus interest claimed in connection with an alleged parent company guaranty. The parties have begun preliminary discovery. The parties have agreed to mediate this matter, but no mediation date has been set yet.The Company intends to defend itself vigorously in this matter, but the outcome of the action cannot be predicted.

Dohan

The Company filed a lawsuit on November 3, 2008, in the Florida Circuit Court for the Eleventh Circuit in Miami-Dade County, FL against its former auditors, Dohan Brown Salum + Ferro CPA PA n/k/a Dohan Salum + Company CPA PA and the individual auditors who performed work for the Company. The claim asserts that but for the professional negligence of the audit firm in failing to observe U.S. GAAP and other accounting and auditing standards, the Company would not have incurred substantial fees and professional expenses to restate its financials and defend allegations of wrongdoing asserted by the SEC against it. The Company has since amended its complaint to add claims and to add defendants.  In addition, on July 29, 2011, Dohan and Company, P.A., C.P.A.’s filed in Miami-Dade County, Florida, a lawsuit against the Company alleging failure to pay professional fees.  The parties are awaiting consolidation of the two matters. After consolidation, the Company will begin aggressive discovery, but the outcome of the actions cannot be predicted.

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

NOTE 10. COMMON STOCK TRANSACTIONS

During the nine month period ended September 30, 2011, the Company issued the following shares of Common Stock:

SHARES	CONSIDERATION	VALUATION
25,888,332	Stock for Cash	$1,941,625
17,562,200	Settlement of Debts	352,911
30,000,000	Acquisition	2,250,000
2,448,331	Stock issued for services	182,266
900,000	Stock for Directors Fees	68,000
1,800,000	Stock issued for bonuses	126,000
1,763,405	Cashless warrant and option exercises	—

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

Common Stock

The Company recognizes the cost of the common stock issued to directors, officers, and employees as compensation expense at the closing market price on the grant date. All common stock awards are fully vested on the date of grant, therefore there is no unrecognized compensation expense associated with these awards. The Company awarded 900,000 common shares totaling $68,000 for director fees and 1,800,000 common shares totaling $126,000 for bonuses during the nine months ended September 30, 2011, which is included in general and administrative expense.

Restricted Stock

Awards of restricted stock are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. Prior to vesting, ownership of the restricted stock cannot be transferred. The restricted stock has the same voting rights as the common stock. The Company recognizes the grant date fair value of restricted stock awards ratably over the vesting period as compensation expense based upon the stock’s closing market price on the grant date. Vested restricted stock awards totaled $59,945 during the nine months ended September 30, 2011 and is included in general and administrative expense. There is approximately $770 in unrecognized compensation relating to restricted stock awards at September 30, 2011.

Stock Options

The Company has issued stock options at exercise prices equal to the Company’s common stock market price on the date of grant with contractual terms of three to seven years. Historically, the stock options were fully vested and expensed as compensation on the grant date. During 2010, the Company began issuing stock options with vesting schedules and such stock options are generally subject to forfeiture if employment terminates prior to vesting. The Company issued 3.5 million options valued at approximately $194,000 related to 2010 bonuses and      15.25 million options valued at $984,628 as share-based compensation awards to directors, officers, employees and consultants during the nine months ended September 30, 2011. Approximately 2,750,000 performance-based options for $181,500 and approximately 166,667 options pertaining to compensation awards for $8,700 vested during the quarter ended September 30, 2011. At September 30, 2011, there were approximately $392,583 in unrecognized compensation expense relating to these awards, of which approximately $363,000 will vest only upon the attainment of specific performance related goals. Share-based compensation expense is included in general and administrative expense or research and development, as appropriate.

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

The fair value of the 3-year and 7-year options granted during the nine months ended September 30, 2011 were determined using the Black-Scholes option pricing model with the following assumptions:

	3-Year Options	7-Year Options
Expected stock volatility	128.47%	261.62%
Expected option life	3 years	7 years
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.180%	2.90%

There were no option grants awarded during the three months ended September 30, 2011.

During the nine months ended September 30, 2011, the Company issued the following options to acquire common stock:

Date Issued	Shares	Consideration	Valuation	Relationship
02/08/2011	1,500,000	Compensation	$77,570	Corporate Officer
03/02/2011	3,500,000	2010 Bonus Awards	$193,926	Board Member & Mgmt Team
03/30/2011	13,750,000	Performance Based Award	$907,058	Board, Mgmt, and Consultant
	18,750,000		$1,178,554

The following table summarizes the stock option activity for the nine months ended September 30,

	2011		2010
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of period	26,583,334	$.078	38,042,499	$.298
Granted	18,750,000	.068	700,000	.075
Exercised	(3,861,111)	.074	—	—
Forfeited / expired / cancelled	(555,556)	.090	(12,881,387)	(0.171)
Outstanding at end of period	40,916,667	$.067	25,861,112	$.065
Options exercisable at end of period	34,843,237	$.067	25,861,112	$.065
Weighted average remaining contractual term	2.02 years		1.68 years

The following table summarizes information about stock options outstanding and exercisable at September 30, 2011:

	Options Outstanding and Exercisable
		Weighted average
		remaining	Weighted
		contractual	average
	Number	terms	exercise
Exercise prices	outstanding	(years)	price
$.045	4,444,444	0.60	$.045
$.066	8,250,000	6.50	.066
$.070	926,570	2.36	.070
$.073	2,250,000	1.25	.073
$.075	3,500,000	2.42	.075
$.080	1,500,000	0.53	.080
$.090	12,672,223	1.84	.090
$.094	1,300,000	2.02	.094
	34,843,237	2.02	$.068

The aggregate intrinsic value of the 34,843,237 options outstanding and exercisable at September 30, 2011 was $144,111. The aggregate intrinsic value for the options is calculated as the difference between the prices of the underlying awards and quoted price of the Company’s common stock for the options that were in-the-money at September 30, 2011.

NOTE 12. INCOME TAXES

The Company has federal and state net operating loss (NOL) carryforwards, which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in these condensed consolidated financial statements. A deferred tax asset for the future benefits of net operating losses and other differences is offset by a 100% valuation allowance due to the uncertainty of the Company's ability to utilize the losses. These net operating losses begin to expire in the year 2021.

The Company operated in multiple tax jurisdictions within the United States of America.  Although management does not believe that the Company is currently under examination in any major tax jurisdiction in which it operates other than the issues with the IRS as described in Note 9, the Company remains subject to examination in all of those tax jurisdictions until the applicable statute of limitations expire.  As of September 30, 2011, a summary of the tax years that remain subject to examination in the Company’s major tax jurisdictions are: United States – Federal and State – 2005 and forward.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

NOTE 13. PER SHARE INFORMATION:

Basic earnings per share (“Basic EPS”) of common stock is computed by dividing the net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding. U.S. GAAP requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Consolidated Statements of Operations.  Common stock equivalents totaling 85,483,334 shares and 89,235,075 shares were excluded from the computation of Diluted EPS for the three and nine-month periods ended September 30, 2011 and 2010, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net loss	(228,523)	(2,872,547)	(340,155)	(7,780,632)

Denominator:
Weighted-average common shares outstanding	399,692,494	306,095,497	363,352,319	297,532,916
Dilutive effect of stock warrants and stock options	—	—	—	—
Weighted-average common shares outstanding, assuming dilution	399,692,494	306,095,497	363,352,319	297,532,916

Net loss per share:
Basic and diluted	(0.00)	(0.01)	(0.00)	(0.03)

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date. The following material subsequent events were as follows:

On November 2, 2011, the Company closed an investment pursuant to a Securities Purchase Agreement dated November 2, 2011 (the “Agreement”) with Michael K. Clark, the Company’s Chairman of the Board, and Glenn D. Estrella, the Company’s Chief Executive Officer and President,  for the purchase of common stock, par value $0.00001 per share of the Company (the “Common Stock”) and warrants to purchase shares of Common Stock.  Mr. Clark purchased 1,333,333 shares and Mr. Estrella purchased 133,333 shares of Common Stock at a purchase price of $0.075 per share for a total purchase price of approximately $100,000 and $10,000, respectively, which shares shall be restricted pursuant to the Securities Act of 1933, as amended (the “Securities Act”), and the rules promulgated thereunder.  Mssrs. Clark and Estrella also received Common Stock Purchase Warrants (the “Warrants”) to purchase an additional 1,333,333 shares and 133,333 shares of Common Stock, respectively, at a purchase price of $0.21 per share, which warrants expire in three years.  The Warrants are exercisable on a cashless basis.  Pursuant to the Agreement, the Company is authorized to sell up to an aggregate of $1,000,000 of Common Stock and Warrants, $110,000 of which was purchased at the closing on November 2, 2011.

Also on November 2, 2011, the Company entered into conversion agreements with certain members of management to convert $140,000 of accrued cash salary into shares of Common Stock and warrants to purchase shares of Common Stock (the "Equity Conversion").  In connection with the Equity Conversion, the shares of Common Stock were valued at $0.075 per share and an aggregate of 1,866,667 shares were issued, which shares shall be restricted pursuant to the Securities Act, along with warrants to purchase an additional 1,866,667 shares of Common Stock, with an exercise price of $0.21 per share and a term of three years. The warrants are exercisable on a cashless basis.

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

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying Notes to Condensed Consolidated Financial Statements under Part I, Item1 of this Quarterly Report on Form 10-Q. The numbers included in this MD&A include the financial results of Global Telesat Corp. for either the full quarter ended September 30,2011 or from the acquisition date of such company on May 25, 2011, as applicable.

Growth and percentage comparisons made herein generally refer to the three and nine months ended September 30, 2011 compared with the three and nine months ended September 30, 2010 unless otherwise noted. Where we say “we”, “us”, “our”, “WSGI” or “the Company”, we mean World Surveillance Group Inc. or World Surveillance Group Inc. and its subsidiaries, as applicable.

The Company

World Surveillance Group Inc. designs, develops and markets, and intends to sell, autonomous lighter-than-air (LTA) unmanned aerial vehicles (UAVs) capable of carrying payloads that provide persistent security and/or wireless communications from air to ground solutions at low, mid and high altitudes. Our airships, when integrated with electronics systems and other high technology payloads, are designed for use by government-related and commercial entities that require real-time intelligence, surveillance and reconnaissance or communications support for military, homeland defense, border control, drug interdiction, natural disaster relief and maritime missions.

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

Results of Operations

Comparison of Three Months Ended September 30, 2011 and 2010

Revenues. Revenue for the three months ended September 30, 2011 of $104,051 relates to revenue earned by GTC for satellite airtime and usage. The $50,000 in revenues for the three months ended September 30, 2010 was from the sale of a 50% ownership interest in the SkySat airship; $50,000 of the total $250,000 purchase price for the SkySat is recorded as deferred revenue at September 30, 2010.

Cost of Sales. The cost of sales of $91,643 for the three months ended September 30, 2011, consist of satellite handset phone equipment and accessories and related activation and subscription service fees on sales by GTC.

Operating Expenses. Our operating expenses consist primarily of compensation, professional fees, stock-based compensation, research and development, as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, depreciation and amortization and other general corporate expenses. Operating expenses for the three months ended September 30, 2011 totaled $1,091,001, compared to $3,154,443 during the same period of 2010. The decrease of $2,063,442, or 65%, resulted primarily from a $1,661,522 reduction in research and development as compared to the third quarter of 2010, when the Company charged-off $1,545,000 in costs associated with the Sanswire-Tao joint venture. The decrease also reflects reductions in legal and accounting fees of $609,025 attributable to the hiring of an in-house general counsel in October 2010 and the final settlement of an SEC investigation in 2010. It also reflects the discontinuance of $242,175 in amortization expense due to an impairment of intellectual property written-off in the last quarter of 2010. These operating expense reductions were partially offset by increases in general administrative expenses of $403,530 and depreciation expense relating to GTC’s appliqué ground stations.

Loss From Operations. The loss from operations of $1,078,593 for the three months ended September 30, 2011 compares to the operating loss of $3,104,443 for the same period of 2010. The decrease of $2,025,850, or 65%, largely reflects the reduction in operating expenses described above.

Net Other Income (Expense). Net other income totaled $850,070 for the three months ended September 30, 2011, as compared to $241,678 during the same period of 2010, reflecting an increase of $608,392 or 252%. The increase is attributable to the $608,625 change in the fair value of derivatives, principally stock warrants, during the three months ended September 30, 2011 compared to 2010, primarily attributable to increased volatility in our stock price.

Net Income (Loss). We had a net loss of $228,523 for the three months ended September 30, 2011 compared to a net loss of $2,872,547       for the three months ended September 30, 2010, a decrease of $2,644,024 or 92%. The significant reduction in research and development and other operating expenses, and the change in the fair value of derivatives accounted for the majority of this decrease.

Comparison of Nine Months Ended September 30, 2011 and 2010

Revenues. We had revenue for the nine months ended September 30, 2011 of $130,144, which relates to revenue earned by GTC for satellite airtime and usage. The $200,000 in revenue for the nine months ended September 30, 2010 relates to the sale of a 50% ownership interest in the SkySat airship; $50,000 of the total $250,000 purchase price for the SkySat is recorded as deferred revenue at September 30, 2010.

Cost of Sales. The cost of sales of $107,988 for the nine months ended September 30, 2011, consist of satellite handset phone equipment and accessories and related activation and subscription service fees on sales by GTC since the acquisition date of May 25, 2011.

Operating Expenses. Our operating expenses consist primarily of compensation, professional fees, stock-based compensation, research and development, as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, depreciation and amortization and other general corporate expenses. Our operating expenses for the nine months ended September 30, 2011 were $3,219,712, as compared to $6,732,687 for the nine months ended September 30, 2010, which reflects a decrease of $3,512,975 or 52%. The significant decrease is attributable to reductions of $1,543,276 in research and development due to the charge-off discussed above; $1,061,681 in professional fees for accounting and legal services resulting from the hiring of an in-house counsel in October 2010 and the settlement of the SEC investigation; $726,525 in amortization expense from the impairment write-off of intellectual property during the last quarter of 2010; and $305,193 in general and administrative expenses due to various cost cutting measures. These reductions were partially offset by increases of $65,000 in GTC acquisition-related expenses and $58,700 in depreciation expense relating to the GTC appliqué ground stations.

Loss From Operations. The loss from operations of $3,197,556 for the nine months ended September 30, 2011 compares to the operating loss of $6,532,687 for the same period of 2010. The decrease of $3,335,131 or 51% reflects the reduction in operating expenses described above.

Net Other Income (Expense). Net other income totaled $2,857,401 for the nine months ended September 30 2011, as compared to net other expense of $1,238,163 during the comparable period of 2010, resulting in an increase of $4,095,564 between the two periods. This increase is primarily attributable to the $2,474,753 gain from the extinguishment of liabilities due to a former joint venture partner. During the first quarter of 2011, we entered into a settlement agreement with our former joint venture partner to terminate all of our old agreements, discharge in full the amounts owed by us and ultimately dissolve the joint venture. Also contributing to the significant increase was the $1,532,376 change in the fair value of derivatives between the nine month periods ended September 30, 2011 and 2010, primarily attributable to increased volatility in our stock price.

Net Income (Loss). We had a net loss of $340,155 for the nine months ended September 30, 2011 as compared to a net loss of $7,780,632 for the nine months ended September 30, 2010, a decrease of $7,440,477 or 96%. The decrease in net loss is primarily attributable to the $2,474,753 gain from the extinguishment of liabilities to our former joint venture partner, the $1,532,376 change in the fair value of derivatives, and the $3,512,975 reduction in operating expenses discussed above.

Liquidity and Capital Resources

Assets. Historically, we have funded our operations and capital expenditures through the sale of stock and notes. During the nine months ended September 30, 2011, we completed equity financings for a total of $1,941,625. Cash and cash equivalents were $47,882 at September 30, 2011 compared to $29,491 at December 31, 2010. The increases in the other components of working capital primarily reflect GTC’s receivables, inventories and prepayments at September 30, 2011. Property and equipment consists primarily of GTC’s appliqué ground stations valued at $2,678,168, net of accumulated depreciation of $58,564, at September 30, 2011.

Liabilities. At September 30, 2011, we had total liabilities of $16,874,215 versus $19,399,174 at December 31, 2010, a reduction of $2,524,959 or 13%. This reduction reflects the $2,474,753 settlement during the first quarter of 2011 for amounts due to a former joint venture partner and $733,578 reduction in the fair value of derivatives, which were partially offset by $313,981 in accrued interest capitalized to notes payable; $200,000 in deferred revenues from the Space Florida contract; $125,000 due the GTC selling shareholder; and GTC’s total liabilities of $111,040 at September 30, 2011.

Cash Flows. Our cash used in operating activities in the nine months ended September 30, 2011 was $1,583,868 compared to $985,413       for the same period of 2010, reflecting increased net cash outflows of $598,455. This increase in net cash outflows largely reflect higher cash payments for compensation and accounts payable during the nine month period ended September 30, 2011 as compared to the same period in 2010.

Net cash used in investing activities during the nine months ended September 30, 2011 was $339,366 compared to $12,695 for the comparable period of 2010, and primarily reflects the $350,000 cash consideration paid in connection with the GTC acquisition, net of GTC’s $13,968 in cash and cash equivalents at May 25, 2011, the acquisition date. The Company’s payment of the first $125,000 installment payment relating to the GTC acquisition is reflected as a reduction of “Other accrued liabilities” in the cash flow statement.

Net cash provided by financing activities reflects net proceeds from the sale of common stock and totaled $1,941,625 during the nine months ended September 30, 2011, compared to proceeds of $1,107,212 during the nine months ended September 30, 2010, an increase of $834,413.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, we posted a loss from operations of $1,078,593 for the three months and $3,197,556 for the nine months ended September 30, 2011 and negative cash flow from operations of $1,583,868 for the nine months ended September 30, 2011. We had a working capital deficit of $16,617,659 and total stockholders’ deficit of $13,935,942 at September 30, 2011. We had an accumulated deficit of $144,853,254 at September 30, 2011.  These factors raise substantial doubt about whether we can continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds either through investments or by generating revenue from the sale of our products to continue our business operations and implement our strategic plan, which includes, among other things, continued development of our UAVs, the pursuit or continued development of strategic relationships and expansion of our subsidiary GTC’s business. Our business plan, which if successfully implemented, will allow us to sell UAVs and other products for a profit thereby reducing our dependence on raising additional funds from outside sources. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  We anticipate a net loss to continue for the next several quarters.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our Argus One airship and GTC products to begin generating revenues from customers.  We anticipate generating revenues from the sale of our airships in 2012 and are already generating revenue from our GTC products.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or begin generating revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We continue to have discussions with Space Florida and other entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least March 31, 2012, if we are not able to do so and if we are not able to generate revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved and/or if significant unanticipated events occur or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

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

Recent Accounting Pronouncements

           In December 2010, the FASB amended the existing guidance to require a public entity, which presents comparative financial statements, to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also expanded the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination, which are included in the reported pro forma revenue and earnings.  The amendments were effective for us beginning July 1, 2011. The adoption of the provisions of this amendment have not had a material impact on our financial condition or results of operations.

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

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

We have addressed certain areas of our control environment to strengthen our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2011.  We formed an Audit Committee in January consisting solely of independent directors and added an “audit committee financial expert,” as defined by the SEC, in June 2011.  The Audit Committee has adopted a formal charter that sets forth its powers and authority.  We also hired a new Chief Financial Officer and Treasurer in February 2011 who has experience in public company reporting and implementation of internal controls. We have adopted numerous policies intended to strengthen our control environment, including a Code of Ethics and Business Conduct, an Insider Trading Policy, an Audit Committee Pre-Approval Policy and a Related Party Transactions Policy.  We added two new members of our Board of Directors in June 2011, one of whom is independent, and simultaneous with the addition of our new board members, we formed a Compensation Committee consisting solely of independent directors.  Such committee has adopted a charter that sets forth its powers and authority.  As a result of our acquisition of Global Telesat Corp., GTC’s parent company has the right to appoint two additional members to our Board of Directors, both of whom are required to be fully independent under the SEC’s rules.  Upon such persons’ appointment to the Board of Directors, we intend on forming a fully independent Nominating and Corporate Governance Committee as well.  We have also implemented procedures to reconcile significant accounts by establishing audit schedules/account reconciliations for all balance sheet accounts and we maintain these schedules in a timely manner.  We believe that these changes are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary conduct of business, we are subject to periodic lawsuits, investigations and litigation claims, which we account for where appropriate. We cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against us.  As of September 30, 2011, we had the following material contingencies:

Brio Capital

           Brio Capital, the holder of a similarly worded warrant to those of Hudson Bay, filed an action against us on March 25, 2011 in the Supreme Court of the State of New York for the issuance of approximately 6.2 million shares of common stock upon the exercise of certain warrants.   We have filed a response to such complaint, which includes additional arguments from those set forth in the Hudson Bay litigation. Brio filed a summary judgment motion that we have responded to.  The Court held oral arguments on the summary judgment motion on September 19, 2011. We consider the plaintiff’s interpretation of the warrant provisions to be incorrect and we intend to vigorously defend the action, but the outcome of the action cannot be predicted.

Tsunami Communications v. GlobeTel

On March 3, 2006, Civil Action File No. 06A-02368-5 was filed in Superior Court for Gwinnett County, Georgia by Tsunami Communications and several of its former shareholders. We asserted affirmative defenses and a trial was held in November 2009. By Order of the Court entered on September 2, 2010, a judgment was entered against GlobeTel and several other co-defendants for the breach by Sanswire Technologies, Inc. (“ST”) (a then unrelated party) of its asset purchase agreement with the plaintiff Tsunami based on a deemed de facto merger resulting from a subsequent asset purchase agreement between ST and GlobeTel. As damages, we were ordered to issue 530,015 shares of common stock to former shareholders of Tsunami and pay $229,180 to a former Tsunami shareholder with respect to two outstanding promissory notes. Subsequent to the Order, the plaintiffs filed both a Motion for Reconsideration asking the Court to reconsider its decision to deny several of the plaintiffs’ claims and to substantially increase the award of damages and a Claim for Attorney’s Fees, both of which have been denied by the Court. We have issued the share portion of the judgment, but we are in settlement discussions with the plaintiffs relating to the cash judgment in this matter.  On July 26, 2011, Cory Colvin, one of the Tsunami shareholders, initiated in Brevard County, Florida a registration of the underlying Georgia court order.  We contested the registration of the underlying Georgia court order on the grounds that the order was not a proper final judgment entitled to full faith and credit in Florida.  On October 3, 2011, the court dismissed the registration after the parties filed a Joint Stipulation of Voluntary Dismissal on the same day.

Peter Khoury

The Company’s former CEO, Peter Khoury, filed an arbitration proceeding against us on October 10, 2010 asserting claims for payment of amounts alleged to be due in connection with his services provided to us totaling in the aggregate over $400,000 in cash, 1.8 million shares of common stock, and an additional $250,000 in shares of common stock. We have filed a motion to dismiss the arbitration that has yet to be heard. The parties have agreed to mediate prior to arbitration with an agreed upon mediator; however, a mediation date has yet to be determined. The Company intends to respond to the allegations and defend itself vigorously in this matter, but the outcome of the action cannot be predicted.

The DeCarlo Group

A lawsuit was filed by The DeCarlo Group on November 24, 2010 in Miami-Dade County Courthouse for over $400,000 claimed in connection with CFO, accounting and auditing services allegedly rendered to the Company. It is our position that we were overcharged in connection with the services rendered and that the amounts are not due. The parties have begun preliminary discovery and The DeCarlo Group recently obtained new counsel.  We have filed a motion to dismiss on various grounds and the Company intends to otherwise defend itself vigorously in this matter, but the outcome of the action cannot be predicted.

Siegel

A lawsuit was filed by Frances Siegel, the mother of a former officer and director of the Company, on January 20, 2011 in Miami-Dade County Courthouse for $300,000 plus interest claimed in connection with an alleged investment in the Company in 2003. The parties have begun discovery, we have filed a dispositive motion, and both parties have filed various discovery motions. The Company intends to defend itself vigorously in this matter, but the outcome of the action cannot be predicted.

GlobeTel Wireless Europe GmbH

A lawsuit was filed by Rechtsanwalt Harry Kressel, Court Appointed Insolvency Administrator of the Assets of GlobeTel Wireless Europe GmbH, on March 8, 2011 in the Circuit Court in Brevard County, FL for $165,000 plus interest claimed in connection with an alleged parent company guaranty. The parties have begun preliminary discovery. The parties have agreed to mediate this matter, but no mediation date has been set yet. The Company intends to defend itself vigorously in this matter, but the outcome of the action cannot be predicted.

Dohan

We filed a lawsuit on November 3, 2008, in the Florida Circuit Court for the Eleventh Circuit in Miami-Dade County, FL against its former auditors, Dohan Brown Salum + Ferro CPA PA n/k/a Dohan Salum + Company CPA PA and the individual auditors who performed work for the Company. The claim asserts that but for the professional negligence of the audit firm in failing to observe U.S. GAAP and other accounting and auditing standards, we would not have incurred substantial fees and professional expenses to restate its financials and defend allegations of wrongdoing asserted by the SEC against it. We have since amended our complaint to add claims and to add defendants.  In addition, on July 29, 2011, Dohan and Company, P.A., C.P.A.’s filed in Miami-Dade County, Florida, a lawsuit against the Company alleging failure to pay professional fees.  The parties are awaiting consolidation of the two matters. After consolidation, we will begin aggressive discovery, but the outcome of the actions cannot be predicted.

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

We need to raise significant additional capital in order to meet our cash requirements to fully implement our business plan and continue our operations during the next twelve months.  At September 30, 2011, we had $47,882 of cash and cash equivalents, we had negative working capital of $16,617,659 and we had a net loss from operations of $3,197,556 for the nine months ended September 30, 2011.  We expect to use the funds to expand and accelerate our research and development efforts, increase our manufacturing facilities, hire additional sales and other personnel, implement additional corporate governance measures, attract independent board members and for other operating activities.  We will, as we deem necessary and prudent, continue to seek to raise additional capital through various financing alternatives, including the private or public sale of equity or debt securities, bank financing or corporate partnering arrangements. We continue to have discussions with Space Florida and other entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  We do not have any firm commitments for additional capital from third parties or from our officers, directors or shareholders.  Although our officers and directors or their affiliates have in the past provided us with or helped us obtain capital, they are not legally bound to do so.  We may not be able to raise additional capital on terms acceptable to us or at all.   In order to attract new investors and raise additional capital, we may be forced to provide rights and preferences to new investors that are not available to current stockholders and that may be adverse to existing investors.  If we do not receive adequate additional financing on terms satisfactory to us on a timely basis, or at all, we would not be able to meet our cash payment obligations or fully implement our business plan.  We would likely also have to delay, curtail, scale back or terminate some or all of our operations that could hurt our future performance, prematurely sell some or all of our assets on undesirable terms, merge with or be acquired by another company on unsatisfactory terms, or possibly shut down our operations.

We have a history of operating losses that we anticipate will continue for the foreseeable future.

We have a history of losses from operations and we anticipate that for the foreseeable future, we will continue to experience losses from operations.  Those losses have resulted principally from costs incurred in our research and development efforts, and from general and administrative costs associated with our business.  We had a net loss from operations of $3,197,556 for the nine months ended September 30, 2011, a net loss from operations of $6,532,687 during the same period of 2010 and a net loss from operations of $6,272,789 during 2009.  Our accumulated deficit through September 30, 2011 was $144,853,254. We expect to continue to incur net losses from operations for at least the next several quarters as we continue to develop and seek to commercialize our products.

We have incurred substantial indebtedness and may be unable to service our debt.

Our indebtedness at September 30, 2011 was $16,070,818.  A portion of such indebtedness reflects judicial judgments against us that could result in liens being placed on our bank accounts or assets.  We are reviewing our ability to further reduce this debt level due to the age and/or settlement of certain payables but we may not be able to do so.  This level of indebtedness could, among other things:
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

For our business to be successful, we need to attract and retain highly qualified technical, management and sales personnel.  As of September 30, 2011 we employed 5 employees and relied heavily on outside partners and contractors. The failure to recruit additional key personnel when needed with specific qualifications and on acceptable terms might impede our ability to continue to develop, commercialize and sell our products.  To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees.  The loss of any members of our management team may also delay or impair achievement of our business objectives and result in business disruptions due to the time needed for their replacements to be recruited and become familiar with our business.  We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

The control deficiencies in our internal control over financial reporting may until remedied cause errors in our financial statements or cause our filings with the Securities and Exchange Commission (SEC) to not be timely.

We have identified control deficiencies in our internal control over financial reporting as of the evaluation done by management as of September 30, 2011, including those related to (i) an ineffective global control environment such that control deficiencies in various other components of internal control could lead the auditor to conclude that a significant deficiency or material weakness exists in the control environment, (ii) absent or inadequate segregation of duties within a significant account or process, (iii) inadequate documentation of the components of internal control, and (iv) inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs.  If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the consolidated financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented.  We are implementing additional corporate governance and control measures to strengthen our control environment, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud.  We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

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

The sale of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares.  As of May 31, 2011, we had approximately 21,200 stockholders, many of whom have held their shares for the required holding periods under Rule 144 promulgated pursuant to the Securities Act and thus would hold freely tradable shares.  Pursuant to registration rights agreements entered into in connection with the private placements we closed on May 4 and May 27, 2011, we agreed to register for resale 22,588,332 shares of common stock issued to the selling stockholders in the private placements and none of the selling stockholders are subject to lock-up agreements.  The registration statement we filed in connection with the private placements has been declared effective by the SEC, thus the selling stockholders named therein are able to resell publicly from time to time up to 22,588,332 shares of our common stock held by such selling stockholders.  If the private placement shares are sold, or if it is perceived they will be sold, the trading price of our common stock could decline. Because investors may be more reluctant to purchase shares of our common stock following substantial sales or issuances, the resale of the shares of common stock issued in the private placement could impair our ability to raise capital in the near term.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended September 30, 2011, we issued an aggregate of 78,598,863 shares of Common Stock for cash, the settlement of debt, the GTC acquisition, board and management compensation, and for services rendered to us from consultants and partners. Of the shares of Common Stock issued, 25,888,332 shares were issued for cash valued at $0.075, or $1,941,624, net of selling commissions. Of the aggregate shares issued, 38,366,667 shares (30,000,000 shares of which were issued in connection with the acquisition of GTC), or 42% were issued to insiders and affiliates, as restricted securities under an exemption provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D, Rule 506, promulgated under the Securities Act of 1933. The Common Stock issued for cash was valued $0.075 while other issuances were valued at prices based on the closing market prices on the date the Board of Directors authorized the issuances.

The above securities were offered and issued in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act.  The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.  In certain issuances of Common Stock for cash, the Company paid a placement agent a fee of either (i) ten percent (10%) in cash, or (ii) ten percent (10%) in cash and five percent (5%) in stock, of certain amounts of capital raised.

Item 6.  Exhibits

Exhibits	Description

3.1
Certificate of Ownership of Sanswire Corp. and World Surveillance Group Inc. dated April 4, 2011 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 19, 2011 and incorporated herein by reference)

3.2	Amended and Restated Certificate of Incorporation (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 27, 2011 and incorporated herein by reference)
3.3	Amended and Restated By-Laws of the Company (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2011 and incorporated herein by reference)
10.1+	2011 Equity Compensation Incentive Plan (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 27, 2011 and incorporated herein by reference)
10.2*	Amended and Restated Letter Agreement between the Company and Anita S. Hulo dated September 29, 2011.
10.3*	Amended and Restated Letter Agreement between the Company and Wayne P. Jackson dated September 29, 2011.
10.4*	Amended and Restated Letter Agreement between the Company and Kevin S. Pruett dated September 29, 2011.
21.1*	Subsidiaries
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Indicates management contract relating to compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 11, 2011

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

3.2	Amended and Restated Certificate of Incorporation (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 27, 2011 and incorporated herein by reference)
3.3	Amended and Restated By-Laws of the Company (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2011 and incorporated herein by reference)
10.1+	2011 Equity Compensation Incentive Plan (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 27, 2011 and incorporated herein by reference)
10.2*	Amended and Restated Letter Agreement between the Company and Anita S. Hulo dated September 29, 2011.
10.3*	Amended and Restated Letter Agreement between the Company and Wayne P. Jackson dated September 29, 2011.
10.4*	Amended and Restated Letter Agreement between the Company and Kevin S. Pruett dated September 29, 2011.
21.1*	Subsidiaries
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Indicates management contract relating to compensatory plans or arrangements