Form 10-K
period 2011-12-31
World Surveillance Group Inc.
filed 2012-03-28
CIK 919742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock on June 30, 2011, the end of the registrant’s most recently completed second fiscal quarter, was approximately $37.6 million. The number of shares of the registrant’s common stock outstanding as of March 21, 2012 was 440,240,028.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement (which is expected to be filed within 120 days after the registrant’s fiscal year end) relating to the registrant’s Annual Meeting of Stockholders to be held in July 2012 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

Forward-Looking Statements and Risk Factors

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “would,” “might,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, beliefs, plans, projections, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the Notes to Consolidated Financial Statements for the year ended December 31, 2011, which are set forth in Part IV, Item 15(a) of this Annual Report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review Part I, Item 1A “Risk Factors” and other documents we file from time to time with the Securities Exchange Commission. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include, but are not limited to, those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K, because these forward-looking statements are relevant only as of the date they were made.

ITEM 1. BUSINESS

General

We design, develop and market, and intend to sell, autonomous lighter-than-air (LTA) unmanned aerial vehicles (UAVs) capable of carrying payloads that provide persistent security and/or wireless communications from air to ground solutions at low, mid and high altitudes. Our airships and aerostats when integrated with electronics systems and other high technology payloads, are designed for use by government-related and commercial entities that require real-time intelligence, surveillance and reconnaissance or communications support for military, homeland defense, border control, drug interdiction, natural disaster relief and maritime missions. Our business focuses primarily on the design and development of innovative UAVs that provide situational awareness and other communications capabilities via the integration of wireless capabilities and customer payloads. We believe a very large market opportunity exists for lower cost UAVs that can fly on station for multiple days performing continuous remote sensing and communications relay missions in an affordable manner. Existing solutions such as communications satellites, manned aircraft, tethered aerostats or balloons and heavier-than-air fixed wing unmanned aircraft address some of this emerging demand, but either are imperfect in their capabilities and/or operate at relatively high financial and resource costs.

Through our wholly owned subsidiary Global Telesat Corp. (GTC), we provide mobile voice and data communications services globally via satellite to the U.S. government, defense industry and commercial users. GTC specializes in services related to the Globalstar satellite constellation, including ground station construction, satellite telecommunications voice airtime and tracking services. GTC has recently launched its e-commerce mobile satellite solutions portal and is an authorized reseller of satellite telecommunications equipment and services offered by other leading satellite network providers such as Inmarsat, Iridium and Thuraya. GTC’s equipment is installed in various ground stations across Africa, Asia, Australia, Europe and South America.

Corporate Information

On September 22, 2008 we filed a Certificate of Merger with the Secretary of State of the State of Delaware pursuant to which our newly formed wholly-owned subsidiary, Sanswire Corp., a Delaware corporation, was merged into us and our corporate name was changed from GlobeTel Communications Corp. to Sanswire Corp. Effective April 19, 2011, we merged a newly created, wholly-owned Delaware subsidiary, World Surveillance Group Inc., with and into the Company, with the Company being the surviving corporation. Our Restated Certificate of Incorporation is the charter of the surviving corporation except that our name has been changed to World Surveillance Group Inc. In connection with the change of our corporate name, effective April 25th our stock ticker symbol, under which our common stock is now traded, was changed to “WSGI”.

On May 25, 2011 we completed our acquisition of privately-held Global Telesat Corp. We acquired 100% of the issued and outstanding securities of GTC, making GTC a wholly owned subsidiary of the Company. GTC supplies satellite based tracking and communication solutions to the U.S. Government, defense industry and commercial customers.

Our current principal office is at State Road 405, Building M6-306A, Room 1400, Kennedy Space Center, FL 32815, and our telephone number at that location is (321) 452-3545. Our internet address is www.wsgi.com.   Information contained on our website is not a part of this report and the inclusion of our website address in this report is an inactive textual reference only. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company” and similar expressions are references to World Surveillance Group Inc. and, depending on the context, its subsidiaries.

Recent Developments

During 2011 and thus far in 2012, we have accomplished the following:

•	Raised over $2 million in equity financing in 2011, and closed a $5.5 million financing in February 2012.
—	Unveiled our new lighter-than-air unmanned aerial vehicle known as the Argus One equipped with our newly developed proprietary stabilization system which autonomously controls the level of rigidity of the airship as it flies and its newly designed and integrated payload bay.
•	Completed the acquisition of Global Telesat Corp.
•	Held our first annual shareholders meeting in many years.
•	Flight tested the Argus One in Easton, MD and, under sponsorship by the DoD, in Nevada.
•	Secured our first government contract for $200,000 with Space Florida.
•	Executed an agreement with Oklahoma State University – University Multispectral Laboratories for the collaboration in support of research, development, testing and evaluation activities associated with our LTA UAV platforms.
•	Filed both a U.S. and PCT patent application for a new unmanned, autonomous airship design with automated control for individual modules for improved flight stability and aerodynamic control based on technology developed for us by our technology partner, Eastcor Engineering.
•	Launched GTC’s e-commerce mobile satellite solutions portal.
•	Engaged premier business development and government affairs firm Gemini Global Group.

Business of WSGI

Our mid-altitude (10,000 to 20,000 foot) LTA UAV, the Argus One, represents a new airship design and is equipped with our newly developed stabilization system that autonomously controls the level of rigidity of the airship in flight and an integrated payload bay capable of initially carrying up to approximately 30 pounds of high technology sensors, cameras or electronics packages. Argus One is an unmanned autonomous airship with automated control for individual body modules for improved flight stability and aerodynamic control. The design features the ability to control the rigidity between each module and the ability to pivot. The modules are operated by microcontrollers based on aerodynamic requirements. The airship’s altitude, overall response and handling characteristics and flight control utilizes a system of ballonets contained within each individual module, thereby creating a dynamically adjustable airship. The design of the Argus One differs significantly from many of the LTA rigid platforms that have been in operation for over a century.

The Argus One, named after the Greek god Argus who was the all seeing god with one hundred eyes, is designed to be a customer’s “eyes in the sky” even in remote locations. It is designed to meet certain requirements for intelligence, surveillance and reconnaissance (ISR) applications for U.S. military and other governmental agencies. Argus One is designed to fly over areas of interest for extended durations carrying various payloads intended to allow for ISR, communications and other applications. Argus One was specifically developed by us using U.S. technologies that take advantage of the microelectronics and command and control technologies protected under the International Traffic in Arms Regulation (ITAR) for potential U.S. government and commercial customers. The Argus One can wirelessly transmit critical live video and other information generated by its payload of electro-optical or infrared sensors, cameras or other high technology electronics directly to a ground control station or system. The ground control system allows the operator to control the Argus One either manually or remotely by programming it for GPS–based autonomous navigation using operator-designated waypoints.

The Argus One has significant competitive advantages over the existing manned aircraft, heavier-than-air fixed wing UAVs, tethered aerostats and balloons, or low orbit satellite alternatives. The Argus One has a flexible, non-rigid envelope which allows for easy storage and transport to remote locations. There is no need for large hangars or airport infrastructure, as the Argus One can be assembled and tactically launched in hours from virtually anywhere, including remote, mountainous territory. The Argus One is designed to have a several day endurance capability and can stay on station with its module designed body, propulsion system and its sensor operated rigidity stabilization system, even in rough weather. The Argus One has a low radar footprint making it virtual stealth since the payload bay located on the forward module of the airship is the only radar reflecting material on the airship. Combined with the fact that the Argus One has significantly lower acquisition, maintenance and operation costs as a result of the above characteristics when compared especially to manned airships and fixed-wing UAVs, we believe the Argus One provides government and commercial customers a significantly different alternative for their UAV needs.

We are continuing the development of our UAV technologies as they relate to the Argus One and future airships and we have tested the Argus One airship in Easton, MD and, under sponsorship of the Department of Defense (DoD), in Nevada. In conjunction with our sponsors and partners, we intend to continue to do extended testing of the Argus One at different altitudes and weather conditions over the next several months as well as demonstrating the capabilities of the Argus One to potential customers in Nevada and potentially at other select locations. The objective of such testing and demonstrations is to further advance the technological capabilities of the Argus One airship using the data gathered from the tests and to accelerate the commercialization of our airships. We expect to generate revenue from the sale of our airships at least within the next 12 months.

We are also focused on the development of a series of tethered aerostats, either based on the design of our Argus One UAV (called the Argus MTS), or the SkySat, which is a semi-rigid, cigar based, non-modulating design. The SkySat is a more traditional airship design that complements the Argus One family of airships and is designed to carry heavier payloads for longer durations. We believe a large market exists especially for an aerostat based on our Argus One design, which aerostat is specifically designed for quick deployment and superior weather handling. The Argus MTS in its deflated form can be transported in a container on top of a vehicle (for example a HUMVEE for military applications). After attaching the payload to the tether line, an automatic sequence can be started which inflates the aerostat and releases the tether until a pre-selected altitude has been reached. The Argus MTS can be outfitted with various payloads, including for example electro-optical (daytime) or night vision cameras that would have an effective surveillance diameter of about 150 miles at the aerostat’s operating altitude. Certain advantages of the Argus MTS include its relatively low cost, its ability to be prepackaged and integrated into a standard HUMVEE, its ability to be deployed within 30 minutes by two people, its ability to hover at 3,000 feet for weeks thereby providing a persistent security capability, and its flexible, aerodynamic articulating body that is able to handle the weather more effectively.

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

Business of GTC

On February 14, 2012, GTC launched a new e-commerce website offering a range of portable satellite voice, data and tracking solutions, known as Mobile Satellite Services (MSS). GTC's MSS products include handheld satellite phones, personal and asset tracking devices, and portable high speed broadband terminals, all of which work virtually anywhere in the world. Aside from GTC’s Globalstar related services, GTC is also an authorized reseller of satellite telecommunications services offered by other leading networks such as Iridium, Inmarsat and Thuraya. While GTC has in the past concentrated on sales of such services to government buyers, GTC's solutions are ideally suited for industries such as maritime, aviation, government/military, emergency/humanitarian services, mining, forestry, oil and gas, heavy equipment, transportation and utilities as well as recreational users. GTC launched its new website to appeal to a global, technologically advanced customer base. It delivers a rich, user-friendly interface so that customers can research solutions suitable for their individual requirements and instantly purchase online any of the products or services supplied by GTC and/or its network providers, including Iridium, Inmarsat, Thuraya and Globalstar. Through these networks, GTC's website offers voice, data and tracking MSS solutions with 100% global coverage. Additionally, GTC's new website debuts a line of its own custom developed commercial tracking products that were previously used exclusively by U.S. government customers and thus have satisfied stringent operating requirements for years. GTC's tracking devices will operate and be certified for use on the Globalstar satellite constellation. Users of these GTC tracking products will be able to access their accounts online and view near-live location and status transmissions using GTC's proprietary mapping web interface.

As a certified Government contractor, GTC plans to further increase MSS revenue opportunities through registration with the U.S. General Services Administration (GSA) Schedule Program. The GSA Schedule Program enables billions of dollars in federal spending and helps eligible users, including all branches of Federal, State and Local governments, more easily meet their procurement needs. The U.S. Federal government spends over $40 billion each fiscal year on contracts through the GSA Schedule Program, including MSS contracts.

GTC is also pursuing various contracts for the construction of satellite ground stations in Afghanistan, Africa and other locations. If GTC is awarded these contracts it will produce a highly profitable revenue stream over the next 18-24 months, as the cost of each ground station is approximately $5 million and the net profit is expected to be approximately 15%. It is likely that Globalstar will require access to these ground stations to enhance their satellite network coverage. In return for allowing access to these ground stations GTC has historically negotiated the use of a large number of accounts with Globalstar. GTC has already negotiated terms with Globalstar that allows Globalstar access to a certain ground station in return for GTC having use of up to 10,000 accounts (1,000 of which GTC is required to transfer to a former affiliated company) on the Globalstar network and GTC would anticipate negotiating similar agreements with Globalstar in connection with additional ground stations. These accounts involve GTC having free use of satellite telecommunications simplex messages through the Globalstar network and can be sold to government, commercial or individual users without cost to GTC to further increase revenue and profitability relating to the ground stations. There is no guarantee that GTC will be awarded such contracts in the future and a failure to secure these contracts will result in significantly lower than anticipated revenue streams over the coming years. It will also affect GTC’s ability to use the free accounts agreed with Globalstar, further reducing the potential revenue streams over the longer term.

In addition to securing government funded contracts to construct various ground stations, GTC hopes to raise capital from investors, commercial entities and partners for the construction of a ground station in India. This ground station would be used to offer satellite telecommunications and simplex tracking services to customers in India. GTC anticipates partnering with Globalstar on this project and would allow Globalstar access to the ground station in order to increase its commercial coverage. In return for allowing access to these ground stations GTC may be able to negotiate the use of a large number of accounts with Globalstar. These accounts could involve GTC having free use of satellite telecommunications airtime or simplex messages through the Globalstar network which can be sold to government, commercial or individual users. In addition to sourcing funding on suitable terms, GTC would also need to find an Indian partner to proceed with this project and obtain the necessary licenses to operate in India. There is no guarantee that GTC will secure funding, agree suitable terms with an Indian partner or obtain the necessary licenses to operate such a ground station.

Under the terms of previous contracts with Globalstar, GTC currently has the rights to use up to 2,430 simplex or one-way transmission tracking accounts without charge for at least another 13 years and has a contract with Globalstar that allows for an additional 10,000 unlimited usage accounts to be available to GTC (1,000 of which GTC is required to transfer to a former affiliated company) over a 25 year period upon completion of a certain satellite tracking ground station. GTC can use each simplex or one-way transmission account to transmit an unlimited number of locational or status messages from tracking devices used anywhere within the Globalstar simplex coverage area. Under the terms of contracts between GTC and Globalstar, GTC will pay no activation fee, monthly fee or per message fee to Globalstar for each account used during the term of the contracts. This simplex service addresses the existing and ever growing market demand for a small and cost effective solution for receiving and processing data from remote locations and is used in applications such as tracking vehicles or asset shipments, monitoring unattended remote assets or mobile security. This is a rapidly growing market and GTC believes it is well positioned to take advantage of this growth. In the past, GTC has dealt specifically with US government customers but is now also focused on expanding this customer base and making maximum use of the free accounts to generate increased revenue.

GTC has developed various custom designed commercial simplex satellite tracking devices that are capable of transmitting locational and other information from any location within the Globalstar satellite network. These devices were previously exclusively used by U.S. government customers and thus have satisfied stringent operational requirements for years. Users of these tracking products will be able to access their accounts online and view near-live location and status transmissions using GTC’s proprietary mapping web interface. Although GTC can sell to U.S. government customers without the need for any form of certification, GTC can not sell such tracking devices commercially without certification from Globalstar and the Federal Communications Commission for use in the U.S., and from comparable entities globally, like CE Mark. GTC has begun the process to apply for certification to sell these devices both in the U.S. and globally and GTC plans to have a worldwide target customer base with no cost basis on the monthly service plans sold with each device. Although, GTC believes the likelihood of obtaining these certifications is high due to its experience in producing these tracking devices for government customers combined with its knowledge and experience of the Globalstar network and their certification requirements, there is no guarantee that GTC will be able to certify its tracking devices.

Market

The market for UAVs is expected to almost double over the next decade from current worldwide UAV expenditures of $5.9 billion annually to $11.3 billion, totaling just over $94 billion in the next ten years (source: Teal Group). Over $2 billion in lighter-than-air UAV contracts have been issued solely from the Department of Defense. The U.S. is expected to account for 69% of the worldwide spending on UAV technology, with Asia-Pacific being the second strongest market followed closely by Europe (source: Teal Group).  The commercial markets for our UAVs, however, will only open once rules are established for the safe and effective operation of UAVs in national airspace, which is regulated by the Federal Aviation Administration (FAA).

The market for our UAVs, including our aerostats, has grown significantly over the last several years, especially following the terrorist attacks of September 11, 2001 due to the demands associated with the current global threat environment. UAVs were proven to be very valuable in the Iraq and Afghanistan wars and thus are expected to be an increasing military priority in the coming years. The military has transformed into a smaller, more agile fighting force in need of a network of technologies to provide improved observation, communication and precision targeting of combat troop locations, which are often embedded in dense population centers or dispersed in remote locations. Our Argus One airship and aerostats are intended to provide critical observation and communications capabilities serving the increased demand for ISR, including real-time tactical reconnaissance, tracking, combat assessment and geographic data, while reducing the risks to our U.S. troops in theatre. The ability to observe adversaries on a continuous basis in all manner of locations with high-resolution cameras, sensors and other electronic equipment remains a critical need for our military.

The market for our Argus One family of mid-altitude airships and our aerostats on a stand-alone basis and/or combined with GTC’s or other company’s payloads relates to the following applications, among others:

Government:

•	International, Federal, state and local governments as well as US and foreign government agencies, including DoD, DEA, Homeland Security, Customs
	–	Military
	–	Intelligence, reconnaissance and surveillance
	–	Border monitoring
	–	Drug enforcement
	–	High value asset tracking

Commercial Applications :

•	Mobile communications system
•	ISR platform
•	Natural disaster instant infrastructure
•	Nautical tracking for maritime shipping companies
•	Oil pipeline monitoring and exploration
•	Fleet vehicle diagnostic, maintenance, fuel theft, tracking
•	Fleet generator operation diagnostic tracking
•	Power grid infrastructure management
•	Solar power infrastructure management
•	Local vegetation production facility monitoring

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

The need for information-transmission in the future performed by HAAs or HALEs is vast and is especially critical in the following applications:

—	Mobile broadband communications
—	Emergencies or use in disaster areas
—	Marine radio service
—	New traffic engineering systems
—	Weather observation
—	Water surveillance (pollution)
—	Ozone and smog monitoring
—	Radiation monitoring (UV and radioactive)
—	Astronomic and terrestrial observation
—	Documentation of conditions in the upper atmosphere
—	Border control, coastal surveillance
—	Private communication services e.g. cellular phones
—	Transmission of radio- and television programmers

GTC’s markets differ depending on the services provided. The market for the construction of satellite ground stations has historically been and is expected to continue to be government and government-related entities, although GTC is interested in raising money sufficient to fund its construction of a ground station in India either on its own or with certain partners.

There is an existing and we believe significantly growing, multi-billion dollar global market for a small and cost effective solution for receiving and processing data from remote locations used in applications such as tracking vehicles or asset shipments, monitoring unattended remote assets or mobile security. GTC’s solutions are ideally suited for industries such as maritime, aviation, government/military, emergency/humanitarian services, mining, forestry, oil and gas, heavy equipment, transportation and utilities, as well as recreational users. This is a rapidly growing market and GTC believes it is well positioned to take advantage of this growth, especially with the recent launch of its e-commerce website through which it offers a range of portable satellite voice, data and tracking solutions that provide communications services to areas of the world where other methods of communication do not exist or are currently limited, including remote land and ocean areas, the polar regions, and areas where an existing telecommunications infrastructure has been negatively affected by political conflicts, natural disasters, or other such events. Under the terms of previous contracts with Globalstar, GTC currently has the rights to use up to 2,430 simplex or one-way transmission, tracking accounts which can be used without charge for at least another 13 years and has a contract with Globalstar that allows for an additional 10,000 unlimited usage accounts to be available to GTC (1,000 of which GTC is required to transfer to a former affiliated company) over a 25 year period upon completion of a certain satellite tracking ground station. GTC can use each simplex or one-way transmission account to transmit an unlimited number of locational or status messages from tracking devices used anywhere within the Globalstar simplex coverage area. Under the terms of contracts between GTC and Globalstar, GTC will pay no activation fee, monthly fee or per message fee to Globalstar for each account used during the term of the contracts. In the past, GTC has dealt specifically with U.S. government customers but is now also focused on expanding this customer base and making maximum use of the free accounts to generate increased revenue.

Competition

We believe that the principal competitive factors in the markets for our airships and our aerostats include product performance, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, integration with existing equipment, quality, reliability, customer support, brand and reputation. The current market competitors to LTA UAVs like our Argus One line of airships and aerostats are not only other LTA UAVS, but also manned aircraft, heavier-than-air fixed wing unmanned aircraft, tethered aerostats and balloons, and low earth orbit satellites.

The markets for our mid- and high-altitude products are evolving rapidly and subject to changing technologies, shifting customer needs and expectations, and the potential introduction of new products. Nearly all mid-altitude UAVs operating today are fixed wing, heavier-than-air platforms. Existing contractors that provide mid-altitude long endurance UAVs include Northrop Grumman with its Global Hawk, General Atomics with its Predator, Reaper and Grey Eagle, the Boeing Company with its Scan Eagle, and Elbit Systems with its Hermes aircraft. Several large aerospace and defense contractors are pursuing this market opportunity with proposed long duration heavier-than-air fixed wing UAVs, including The Boeing Company, QinetiQ, Aurora Flight Sciences, Lockheed Martin and Northrop Grumman. Companies pursuing LTA UAVs as a solution for this market include Lockheed Martin, Northrop Grumman and Raytheon. Companies pursuing low earth orbit satellites as a solution for this market include The Boeing Company, Lockheed Martin, General Dynamics, the European Aeronautic Defence and Space Company, Ball Aerospace Technologies and Orbital Sciences. There are a large number of companies that offer various competing aerostats, including TCOM LP, Lockheed Martin, Raytheon, and American Blimp Corporation. The market for high altitude long endurance UAVs is in its early stages of development and to date, no one has developed an operational HAA. As a result, this category is not well defined and is characterized by multiple potential solutions.

A number of our competitors have received considerable funding from government or government-related sources to develop and build a mid- or high-altitude UAV. Most of these organizations and many of our other competitors have greater financial, technical, manufacturing, marketing and sales resources and capabilities than we do. We anticipate increasing competition as a result of defense industry consolidation, which has enabled companies to enhance their competitive position and ability to compete against us. In addition, other companies may introduce competing airships, aerostats or solutions based on alternative technologies that may adversely affect our competitive position. As a result, our products may become less or non-competitive or obsolete.

The competitors for GTC’s satellite telecommunications services are other leading satellite networks such as Iridium, Inmarsat, Thuraya and even Globalstar, and their various resellers. GTC expects the competition for these and its satellite tracking and monitoring services to increase significantly as the market demand accelerates. GTC believes it will be well positioned to compete for this business largely on a cost basis since it currently has the rights to use up to 2,430 simplex or one-way transmission tracking accounts which can be used free of charge for at least another 13 years due to agreements GTC has with Globalstar and GTC has a contract with Globalstar that allows for an additional 10,000 unlimited usage accounts to be available to GTC (1,000 of which GTC is required to transfer to a former affiliated company) over a 25 year period upon completion of a certain satellite tracking ground station. GTC can use each simplex or one-way transmission account to transmit an unlimited number of locational or status messages from tracking devices used anywhere within the Globalstar simplex coverage area. Under the terms of contracts between GTC and Globalstar, GTC will pay no activation fee, monthly fee or per message fee to Globalstar for each account used during the term of the contracts. GTC does not believe it has any significant competition in the construction of ground stations around the world although such construction is dependent on government funding.

Technology, Research and Development

We develop technology utilizing relationships with partners who specialize in the design and development of technology related to our products. We currently rely exclusively on our technical partner, Eastcor Engineering, and its chief technologist for the development and commercialization of our airships and aerostats. Eastcor also develops tracking devices and other technology for GTC. We currently have no technical personnel as employees of the Company responsible for this function. We expect this to change as we progress and begin to sell our airships, aerostats and GTC products and services and plan on developing an internal research and development capacity to work with and complement our technological partners in the coming year. While we believe the relationship with Eastcor and its chief technologist to be very strong, there is no assurance that it will always remain so. If this relationship were to break down or terminate or if we were to lose the services of Eastcor and its chief technologist, it would cause a significant delay in our ability to continue to develop, manufacture and sell our airships and aerostats, postpone commercial revenue to us and increase the costs related to such development and commercialization.

In part to reduce our dependence on Eastcor and its chief technologist, in 2011 we entered into a three year agreement with Oklahoma State University – University Multispectral Laboratories, LLC (UML) to collaborate in support of research, development, testing and evaluation activities associated with our LTA UAV platforms. According to the terms of the agreement, both parties agree to cooperate and conduct RDT&E, technical, engineering and scientific activities using the facilities, staff, methods and technologies of each party to rapidly advance technology, from concept to operation, in the following areas: chemical, biological, radiological, nuclear, explosive, command, control, computers, communication, intelligence, surveillance, reconnaissance, and unmanned aerial systems. We intend to continue to develop and expand this relationship especially in connection with technical development relating to our products.

The technology for the Argus One was developed for us under contract by Eastcor Engineering, a U.S. Department of Defense prime contractor, specializing in high technology engineering products and services and the Company owns such technology. The inventor of the technology subject to our patent applications has assigned all of his rights in such applications to us. The Argus One was specifically developed in the U.S. using technologies that take full advantage of the microelectronics and command and control technologies protected under the International Traffic in Arms Regulations for potential U.S. governmental customers.

Our research and development efforts are focused on our LTA UAV product line, including our aerostats. Unlike many of our competitors who are focused solely on development of a HAA, we have adopted a spiral or staged development approach that allows for similar technology to be tested and matured on LTA UAVs designed for low- and mid-altitudes and our aerostats, as we continue to develop our Stratellite HAA. Our research and development activities are focused, among other things, on envelope design and construction, propulsion systems, solar/fuel cell capabilities, payload and systems integration, sensor stabilization, automated modular controls for aerodynamic stability and other related technologies. The focus of our development of our airships is to achieve the goal of persistence with regard to its vulnerability to the environment, its ability to accept different payloads and perform differing missions, maintaining sufficient power for both longevity and agility, sufficient payload capacity consistent with altitude and payload configuration, and both technical and engineering design to enable prolonged on-station operations. The operational platform mobility and its capability to sustain the rigors of varying environments have profound implications to overall platform mission operations. These attributes are mission agility, tactical responsiveness, all weather operations, airspace management, and area of coverage.

GTC has developed various custom designed commercial simplex satellite tracking devices which are capable of transmitting locational and other information from any location within the Globalstar satellite network. These devices were previously exclusively used by U.S. government customers and thus have satisfied stringent operational requirements for years. Users of these tracking products will be able to access their accounts online and view near-live location and status transmissions using GTC’s proprietary mapping web interface. GTC intends to apply for certification to sell these devices globally. GTC expects to continue to develop technology for various types of tracking and monitoring devices to address the increasing market demand for such tracking and monitoring services especially in remote locations.

We spent $425,562 on research and development in 2011.

Partners

Eastcor Engineering and its chief technologist is currently our exclusive technical partner that we rely on for the development and commercialization of our airships. Eastcor and its chief technologist is responsible for the design, construction, testing and demonstration of our airships and aerostats and we own all intellectual property rights relating to such products. We also have a technological relationship with UML to collaborate in support of research, development, testing and evaluation activities associated with our LTA UAV platforms which we intend to expand in the coming year. WSGI and Eastcor Engineering intend to conduct additional testing and demonstrations of our Argus One UAV to potential Government and commercial customers in Nevada and potentially at other select locations.

GTC has a broad, longstanding relationship with Globalstar. GTC specializes in services offered through the Globalstar satellite network and is also a reseller of Globalstar’s satellite mobile and data communications services globally via satellite. Finally GTC has various contracts with Globalstar, the terms of which provide GTC with the rights to use up to 2,430 simplex or one-way transmission, tracking accounts which can be used without charge for at least another 13 years and GTC has a contract with Globalstar that allows for an additional 10,000 unlimited usage accounts to be available to GTC (1,000 of which GTC is required to transfer to a former affiliated company) over a 25 year period upon completion of a certain satellite tracking ground station. GTC can use each simplex or one-way transmission account to transmit an unlimited number of locational or status messages from tracking devices used anywhere within the Globalstar simplex coverage area. Under the terms of contracts between GTC and Globalstar, GTC will pay no activation fee, monthly fee or per message fee to Globalstar for each account used during the term of the contracts. GTC’s free accounts can be sold to customers requiring simplex service through the Globalstar network. In the past, GTC has dealt specifically with U.S. government customers but intends to attempt to expand this customer base and make maximum use of these free accounts to generate increased revenue. The contracts with Globalstar also allow GTC to construct an additional five satellite ground stations anywhere in the world.

In February 2012, we entered into an agreement with Gemini Global Group, one of the nation’s premier business development firms. With offices in Washington, D.C. and Austin, Texas, Gemini is a leader in providing procurement assistance, identification of commercial and government business opportunities, political advocacy and regulatory assistance to a global customer base. We together with Gemini have jointly developed a business procurement strategy for us and GTC and have begun to implement a number of initiatives to execute on such strategy.

Intellectual Property

Our success and ability to compete depends on our ability to develop and maintain our intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. On February 17, 2011, we filed a provisional patent in the U.S. relating to our Argus One UAV for an unmanned autonomous airship with automated control for individual modules for improved flight stability and aerodynamic body control. In February 2012 we filed both a U.S. utility patent application and a patent application under the Patent Cooperation Treaty for an airship design and method of controlling the airship based on our Argus One UAV. As our development of the Argus One line of airships and aerostats continues, we intend to expand and strengthen our portfolio of intellectual property by relying on patents, trade secrets, copyrights, trademarks, non-disclosure agreements and other contractual provisions. We have applied for trademark registration on the name Stratellite. In certain cases, when appropriate, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection in order to preserve confidentiality. All of our employees are subject to non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights.

Dependence on a Few Customers and Regulatory Matters

We believe that our airship and aerostat products will at least initially be sold to a limited number of U.S. government and government-related entities. The majority of GTC’s products and services have been sold to U.S. government and government-related entities as well, although GTC has begun to also focus on the broader commercial market for its tracking and monitoring services; customers for ground station construction will largely remain government and government-related entities. We anticipate that the majority of our revenue at least in the foreseeable future will come from U.S. government and government-related entities, including both the Department of Defense and other departments and agencies. Government programs that we may seek to participate in must compete with other programs for consideration during Congress’ budget and appropriations hearings, and may be affected by changes not only in political power and appointments but also general economic conditions and other factors beyond our control. Reductions, extensions or terminations in a program that we are seeking to participate in or overall defense spending could adversely affect our ability to generate revenues and realize any profits. We cannot predict whether potential changes in security, defense and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact our ability to generate revenues.

We have not yet been qualified to be a contractor, and have done no business yet, with the U.S. Government (although our recently acquired subsidiary GTC has done so) and if we fail to so qualify, our ability to generate revenues would be severely affected. As the parent company of GTC, we are not, however, required to be qualified as a government contractor for GTC to qualify for new contracts. If we do so qualify, to do business with the U.S. government, we will be required to comply with and will be affected by laws and regulations relating to the award, administration and performance of U.S. contracts. Government contract laws and regulations affect how we will do business with our customers, and in some instances, will impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of any then existing contracts or the inability to bid on future contracts.

Our UAVs are subject to regulation by the FAA, which currently does not allow any untethered flights by UAVs in commercial airspace in the U.S. without prior FAA clearance certifications that are difficult and time-consuming to obtain. However, on February 14, 2012, a new law was passed that requires the FAA to (i) develop a safe, detailed plan to integrate civil unmanned aerial systems into the national airspace within 270 days and to implement the recommendations of such plan within 180 days thereafter, (ii) determine if certain UAVs may operate safely in national airspace and, if so, to establish requirements for such safe operation within 180 days, (iii) establish a program to integrate UAVs into national airspace at no less than 4 test ranges within one year, and (iv) establish a process to develop certification and flight standards for UAVs and their operators within 270 days. While we do not currently know the rules that will ultimately be issued by the FAA, or the cost of complying with them, we intend to closely follow all progress made by the FAA to implement this new law. We believe our reliance on the U.S. government and government-related entities as our primary customers will change dramatically once the FAA determines the rules and regulations required for the safe flight and operation of UAVs in our national airspace, since we will then be able to sell our airships to a much broader commercial market where the demand is increasing rapidly.

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

Sources and Availability of Components

Certain materials and equipment for our LTA UAVs, such as the envelope and the gas bags, are custom made for those products and are dependent upon either a single or limited number of suppliers. Failure of a supplier could cause significant delays in delivery of the airships if another supplier cannot promptly be found or if the quality of such replacement supplier’s components are inferior or unacceptable.

Employees

As of March 21, 2012, we had 5 full-time employees, including our executive officers. GTC hires contract employees on an as needed basis, and has not historically had any problems finding qualified personnel. We do not believe that we will have difficulty in hiring and retaining qualified individuals for our general operations. We believe that our relations with our employees are good. None of our employees are represented by a collective bargaining agreement, nor do we have collective bargaining arrangements with any of our employees.

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

Financial and other information about WSGI, including our Code of Ethics and Business Conduct, is available on our website (www.wsgi.com). We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished to the SEC pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any other securities filings of ours unless specifically incorporated by reference herein or therein. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements unless required.

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

We need to raise significant additional capital in order to meet our cash requirements to fully implement our business plan and continue our operations during the next twelve months. As of December 31, 2011, we only had $5,532 of cash and cash equivalents, we had negative working capital of $16,837,985 and we had a net loss of $1,119,400. We expect to use the funds raised, if any, to expand and accelerate our research and development efforts, increase our manufacturing facilities, hire additional sales and other personnel, implement additional corporate governance measures, attract independent board members and for other operating activities. We will, as we deem necessary and prudent, continue to seek to raise additional capital through various financing alternatives, including the private or public sale of equity or debt securities, bank financing or corporate partnering arrangements. Other than our agreement with La Jolla Cove Investors, we do not have any firm commitments for additional capital from third parties or from our officers, directors or shareholders. Although our officers and directors or their affiliates have in the past provided us with or helped us obtain capital, they are not legally bound to do so. We may not be able to raise additional capital on terms acceptable to us or at all. In order to attract new investors and raise additional capital, we may be forced to provide rights and preferences to new investors that are not available to current stockholders and that may be adverse to existing investors. If we do not receive adequate additional financing on terms satisfactory to us on a timely basis, or at all, we would not be able to meet our cash payment obligations or fully implement our business plan. We would likely also have to delay, curtail, scale back or terminate some or all of our operations that could hurt our future performance, prematurely sell some or all of our assets on undesirable terms, merge with or be acquired by another company on unsatisfactory terms, or possibly shut down our operations.

We have a history of operating losses that we anticipate will continue for the foreseeable future.

We have a history of losses from operations and we anticipate that for the foreseeable future, we will continue to experience losses from operations. Those losses have resulted principally from costs incurred in our research and development efforts, and from general and administrative costs associated with our business. We had a net loss from continuing operations of $1,119,400 during 2011, $9,786,228 during 2010 and $9,414,507 during 2009. Our accumulated deficit through December 31, 2011 was $145,632,499. We expect to continue to incur net losses from operations for the next several quarters if not for all of 2012 as we continue to develop and seek to commercialize our products.

We have incurred substantial indebtedness and may be unable to service our debt.

Our indebtedness at December 31, 2011 was $16,647,378. A portion of such indebtedness reflects judicial judgments against us that could result in liens being placed on our bank accounts or assets.  We are reviewing our ability to reduce this debt level due to the age and/or settlement of certain payables but we may not be able to do so. This level of indebtedness could, among other things:

—	make it difficult for us to make payments on this debt and other obligations;
—	make it difficult for us to obtain future financing;
—	require us to redirect significant amounts of cash from operations to servicing the debt;
—	require us to take measures such as the reduction in scale of our operations that might hurt our future performance in order to satisfy our debt obligations; and
—	make us more vulnerable to bankruptcy or an unwanted acquisition on terms unsatisfactory to us.

Our independent auditors have issued a report stating that there is substantial doubt relating to our ability to continue as a going concern, which may impair our ability to raise additional financing.

The report of our independent auditors contained in our consolidated financial statements for the years ended December 31, 2011 and 2010 explains that we have incurred substantial operating losses and raises substantial doubt about our ability to continue as a going concern. Analysts and investors view reports of independent auditors questioning a company’s ability to continue as a going concern unfavorably. This report may make it difficult for us to raise additional debt or equity financing necessary to continue our business operations and the development of our airships. Potential investors should review this report before making a decision to invest in the Company.

We rely exclusively on our technical partner, Eastcor Engineering, and its chief technologist for the development and commercialization of our products.

We currently rely exclusively on our technical partner, Eastcor Engineering, and its chief technologist for the development and commercialization of our airships and aerostats. We currently have no technical personnel as employees of the Company. While we believe the relationship with Eastcor and its chief technologist to be very strong, there is no assurance that it will always remain so. If this relationship were to break down or terminate or if we were to lose the services of Eastcor and its chief technologist, it would cause a significant delay in our ability to continue to develop, manufacture and sell our airships and aerostats, postpone commercial revenue to us and increase the costs related to such development and commercialization. We had an agreement with Eastcor which expired in accordance with its terms and we are presently negotiating a new agreement to establish responsibilities for the technical development of our products. There is no guarantee, however, that we will be able to enter into such an agreement.

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

We entered into a joint venture in 2008 with our then technology partner TAO Technologies, but terminated all of the agreements between us and TAO and dissolved the joint venture in 2011. We will continue to consider potential strategic transactions, which could involve acquisitions or dispositions of businesses or assets, joint ventures or investments in businesses, products or technologies that expand, complement or otherwise relate to our current or future business. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as: (i) the need to integrate and manage the businesses and products acquired with our own business and products, (ii) additional demands on our resources, systems, procedures and controls, (iii) disruption of our ongoing business, and (iv) diversion of management’s attention from other business concerns. Moreover, these transactions could involve: (a) substantial investment of funds or financings by issuance of debt or equity securities; (b) substantial investment with respect to technology transfers and operational integration; and (c) the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance of, or assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our company. Any such activity may not be successful in generating revenue, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability: (i) to take advantage of growth opportunities for our business or for our products, or (ii) to address risks associated with acquisitions or investments in businesses, may negatively affect our operating results. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings.   These future acquisitions or joint ventures may not result in their anticipated benefits and we may not be able to properly integrate acquired products, technologies or businesses, with our existing products and operations or combine personnel and cultures. Failure to do so could deprive us of the intended benefits of those acquisitions.

Product development is a long, expensive and uncertain process.

The development of LTA UAVs is a costly, complex and time-consuming process, and the investment in product development often involves a long wait until a return, if any, is achieved on such investment. We make and will continue to make significant investments in research and development relating to our airships, aerostats and our other businesses. Investments in new technology and processes are inherently speculative. We have experienced numerous setbacks and delays in our research and development efforts and may encounter further obstacles in the course of the development of additional technologies and products. We may not be able to overcome these obstacles or may have to expend significant additional funds and time. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, may substantially increase the costs of development, and may negatively affect our results of operations.

Successful technical development of our products does not guarantee successful commercialization.

We may successfully complete the technical development for one or all of our product development programs, but still fail to develop a commercially successful product for a number of reasons, including among others the following:

—	failure to obtain the required regulatory approvals for their use;
—	prohibitive production costs;
—	competing products;
—	lack of innovation of the product;
—	ineffective distribution and marketing;
—	lack of sufficient cooperation from our partners; and
—	demonstrations of the airships not aligning with or meeting customer needs.

We have not yet sold any of our airships or aerostats in the commercial marketplace and our success in the market for the products we develop will depend largely on our ability to prove our products’ capabilities. Upon demonstration, our airships and aerostats may not have the capabilities they were designed to have or that we believed they would have. Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with a larger, more established, more proven company than us. Moreover, competing products may prevent us from gaining wide market acceptance of our products. Significant revenue from new product investments may not be achieved for a number of years, if at all.

GTC has developed various custom designed commercial simplex satellite tracking devices that are capable of transmitting locational and other information from any location within the Globalstar satellite network. These devices were previously exclusively used by U.S. government customers and thus have satisfied stringent operational requirements for years. Users of these tracking products will be able to access their accounts online and view near-live location and status transmissions using GTC’s proprietary mapping web interface. Although GTC can sell to U.S. government customers without the need for any form of certification, GTC can not sell such tracking devices commercially without certification from Globalstar and the Federal Communications Commission for use in the U.S., and from comparable entities globally, like CE Mark. GTC has begun the process to apply for certification to sell these devices both in the U.S. and globally and GTC plans to have a worldwide target customer base with no cost basis on the monthly service plans sold with each device. Although, GTC believes the likelihood of obtaining these certifications is high due to its experience in producing these tracking devices for government customers combined with its knowledge and experience of the Globalstar network and their certification requirements, there is no guarantee that GTC will be, however, able to certify its tracking devices. Moreover, in the past, the Company has dealt specifically with U.S. government customers but is now also focused on expanding this customer base and making maximum use of the free accounts to generate increased revenue. We cannot assure you, however, that GTC will be successful doing so.

Our potential customers are likely to be government or government-related entities that are subject to appropriations by Congress and reduced funding for defense procurement and research and development programs would likely adversely impact our ability to generate revenues.

We anticipate that the majority of our revenue (for our airships, aerostats and GTC products other than website sales) at least in the foreseeable future will come from U.S. government and government-related entities, including both the Department of Defense and other departments and agencies. Government programs that we may seek to participate in and contracts for the construction of satellite ground stations must compete with other programs for consideration during Congress’ budget and appropriations hearings, and may be affected by changes not only in political power and appointments but also general economic conditions and other factors beyond our control. Reductions, extensions or terminations in a program that we are seeking to participate in or overall defense or other spending could adversely affect our ability to generate revenues and realize any profits. We cannot predict whether potential changes in security, defense, communications and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact our ability to generate revenues.

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

Our airships are subject to regulation by the Federal Aviation Administration (FAA), which currently does not allow any untethered flights by UAVs in commercial airspace in the U.S. without prior FAA clearance certifications that are difficult and time-consuming to obtain. In light of the recent law enacted regarding UAVs, the status of regulations regarding the testing, operations and safety of UAVs is in flux. Depending on the ultimate rules adopted by the FAA, the cost to test and fly our products and our ability to generate revenues may be significantly adversely affected. International sales of our products may also be subject to U.S. laws, regulations and policies like the International Traffic in Arms Regulations (ITAR) and other export laws and regulations and may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities.  If we are not allowed to export our airships or the clearance process is burdensome, our ability to generate revenue would be adversely affected. The failure to comply with any of these regulations could adversely affect our ability to conduct our business and generate revenues as well as increasing our operating costs.

The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnity.

We develop and intend to sell products where insurance or indemnification may not be available, including:

—	Designing and developing products using advanced and unproven technologies and airships and aerostats in intelligence and homeland security applications that are intended to operate in high demand, high risk situations; and
—	Designing and developing products to collect, distribute and analyze various types of information.

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

We compete with companies that have significantly more resources than us and already have government contracts for the development of UAVs.

A number of our competitors have received considerable funding from government or government-related sources to develop and build a mid- or high-altitude UAV. Most of these organizations and many of our other competitors have greater financial, technical, manufacturing, marketing and sales resources and capabilities than we do. Our products will compete both with not only other lighter-than-air UAVs but also with heavier-than-air fixed wing aircraft, manned aircraft, communications satellites, and tethered aerostats and balloons. We anticipate increasing competition as a result of defense industry consolidation, which has enabled companies to enhance their competitive position and ability to compete against us. In addition, other companies may introduce competing airships, aerostats or solutions based on alternative technologies that may adversely affect our competitive position. As a result, our products may become less or non-competitive or obsolete. If we are not able to compete successfully against our current and future competitors, we may fail to generate revenues and our financial condition would be adversely affected.

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

Our intellectual property and proprietary rights are one of the keys to our performance and ability to remain competitive and are necessary for the success of our products and our business. Patent protection can be limited and not all intellectual property is or can be patented. We rely on a combination of patent, trademark, copyright, and trade secret laws as well as confidentiality agreements and procedures, non-compete agreements and other contractual provisions to protect our intellectual property, other proprietary rights and our brand. We have little protection when we must rely on trade secrets and nondisclosure agreements. We filed a provisional patent application on our Argus One airship in February 2011. In February 2012 we filed both a U.S. utility patent application and a patent application under the Patent Cooperation Treaty for an airship design and method of controlling the airship based on our Argus One UAV, but there is no assurance that a patent will issue from such applications. We intend to continue to expand the patent protection for our airships, aerostats and other products as we deem appropriate, but there can be no assurance that we will be able to secure any such patent protection. Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors. Furthermore, our competitors may independently develop technologies and products that are substantially equivalent or superior to our technologies and/or products, which could result in decreased revenues. Moreover, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights which could result in substantial costs to us and substantial diversion of management attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products. Our inability to adequately protect our intellectual property rights could adversely affect our business and financial condition, and the value of our brand and other intangible assets.

Other companies may claim that we infringe their intellectual property, which could materially increase our costs and harm our ability to generate future revenue and profit.

We do not believe our airship or aerostat technologies infringe the proprietary rights of any third party, but claims of infringement are becoming increasingly common and third parties may assert infringement claims against us. It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. If we are required to obtain licenses to use any third party technology, we would have to pay royalties, which may significantly reduce any profit on our products. In addition, any such litigation could be expensive and disruptive to our ability to generate revenue or enter into new market opportunities. If any of our products were found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products altogether.

If we are unable to recruit and retain key management, technical and sales personnel, our business would be negatively affected.

 For our business to be successful, we need to attract and retain highly qualified technical, management and sales personnel. As of March 21, 2012 we employed five employees and relied heavily on outside partners and contractors.  The failure to recruit additional key personnel when needed with specific qualifications and on acceptable terms might impede our ability to continue to develop, commercialize and sell our products. To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees. The loss of any members of our management team may also delay or impair achievement of our business objectives and result in business disruptions due to the time needed for their replacements to be recruited and become familiar with our business. We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

The control deficiencies in our internal control over financial reporting may until remedied cause errors in our financial statements or cause our filings with the SEC to not be timely.

We have identified control deficiencies in our internal control over financial reporting as of the evaluation done by management as of December 31, 2011, including those related to (i) an ineffective global control environment such that control deficiencies in various other components of internal control could lead the auditor to conclude that a significant deficiency or material weakness exists in the control environment, (ii) absent or inadequate segregation of duties within a significant account or process, (iii) inadequate documentation of the components of internal control, and (iv) inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the consolidated financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with GAAP for each of the periods presented. We are implementing additional corporate governance and control measures to strengthen our control environment, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

Risks Related To Ownership of Our Common Stock

Market volatility and fluctuations in our stock price and trading volume may cause sudden decreases in the value of an investment in our common stock.

The market for our common stock is illiquid and subject to wide fluctuations in response to a number of factors, including, but not limited to:

—	limited numbers of buyers and sellers in the market;
—	actual or anticipated variations in our results of operations;
—	our ability or inability to generate new revenues;
—	the development of our products; and
—	increased competition or technological innovations or new products by competitors.

The market price of our common stock has historically been, and we expect it to continue to be, volatile. The price of our common stock has ranged from between $0.02 to $0.32 since January 1, 2010. In addition to the extremely volatile nature of the stock market, our stock price has been affected by our own public announcements regarding such things as financings and product development. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance which include stock market fluctuations, general economic, political and overall global market conditions, such as recessions, interest rates or international currency fluctuations, in addition to market conditions in our industry. Consequently, events both within and beyond our control may adversely affect the market price and liquidity of our common stock.

Sales of substantial amounts of our common stock in the public market could harm the market price of our common stock.

The sale of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares. As of March 21, 2011, we had 701 registered stockholders and many more beneficial holders, many of whom have held their shares for the required holding periods under Rule 144 promulgated pursuant to the Securities Act and thus would hold freely tradable shares. Pursuant to the private placement documents entered into in connection with the private placement we closed on February 2, 2012, we agreed to register for resale 50,000,000 shares of common stock which may be issuable to a certain selling stockholder pursuant to a convertible debenture issued in the private placement and such selling stockholder is not subject to a lock-up agreement. Once the registration statement (the “February Registration Statement”) we filed in connection with the private placement is declared effective by the SEC, the selling stockholder named therein will be able to resell publicly from time to time up to 50,000,000 shares of our common stock held by it. Pursuant to registration rights agreements entered into in connection with the private placements we closed on May 4 and May 27, 2011, we registered (the “May Registration Statement”) for resale 22,588,332 shares of common stock issued to the selling stockholders in the private placements and none of the selling stockholders are subject to lock-up agreements. The May Registration Statement has been declared effective by the SEC, thus the selling stockholders named therein are able to resell publicly from time to time up to 22,588,332 shares of our common stock held by such selling stockholders. If such shares registered under the February or May Registration Statements are sold, or if it is perceived they will be sold, the trading price of our common stock could decline. Because investors may be more reluctant to purchase shares of our common stock following substantial sales or issuances, the resale of these shares of common stock could impair our ability to raise capital in the near term.

There are a large number of shares underlying our convertible debenture and equity investment agreement that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of March 21, 2012, we had 440,240,028 shares of common stock issued and outstanding, a convertible debenture outstanding that may be converted into an estimated maximum 73,333,333 shares of common stock at current market prices with a conversion floor of $0.075, and an equity investment agreement to purchase 23,809,523 shares of common stock. 50,000,000 of the shares issuable upon conversion of the debenture may be sold without restriction upon effectiveness of a registration statement we filed with the SEC. The sale of these shares may adversely affect the market price of our common stock.

The issuance of shares upon conversion of the convertible debenture and exercise of the rights in the equity investment agreement may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion of the convertible debenture and purchase of shares under the equity investment agreement may result in substantial dilution to the interests of other stockholders since the selling stockholder under our registration statement may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholder may not convert its convertible debenture if such conversion would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholder from converting some of their holdings and then converting the rest of their holdings. In this way, the selling stockholder could sell more than this limit while never holding more than this limit.

If we are required for any reason to repay our outstanding convertible debenture, we would be required to deplete our working capital, if available, or raise additional funds.  Our failure to repay the convertible debenture, if required, could result in legal action against us, which could require the sale of substantial assets.

In February 2012, we issued a convertible debenture which is due and payable, with 4 3/4% interest, three years from the date of issuance, unless sooner converted into shares of our common stock.  In addition, any event of default could require the early repayment of the convertible debenture at a price equal to 110% of the amount due under the debenture.  We anticipate that the full amount of the convertible debenture, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the convertible debenture. If we are required to repay the convertible debenture, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debenture when required, the debenture holder could commence legal action against us and foreclose on our assets to recover the amounts due. Any such action would likely require us to curtail our operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate offices are now located at State Road 405, Building M6-306A, Room 1400, Kennedy Space Center, FL 32815. Base rent is $1,552 per month plus 6% state sales tax. The lease is for a period of 13 months and terminates on December 31, 2012. GTC has an office at 17501 Biscayne Blvd., Suite 440, Aventura, FL 33160.  The base rent is $2,600 per month plus sales tax and the lease is for a period of 12 months and terminates June 14, 2012. GTC also leases on a month-to-month basis an engineering, storage and customer demonstration facility in Easton, MD with a base rent of $1,854 per month. We believe that our facilities are adequate for our current and near-term needs. We have a hangar for our airships located on the grounds of the airport in Easton, Maryland near our technical partner, Eastcor Engineering. Our corporate offices were previously located at 17501 Biscayne Blvd., Aventura, FL 33160 which was vacated on January 31, 2011 as the lease expired

 ITEM 3. LEGAL PROCEEDINGS

In the ordinary conduct of business, we are subject to periodic lawsuits, investigations and litigation claims, which we account for where appropriate. We cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against us. As of the date hereof, we had the following material contingencies:

Brio Capital

Brio Capital, the holder of a warrant, filed an action against us on February 25, 2011 in the New York Supreme Court, County of New York, for the issuance of approximately 6.2 million shares of common stock upon the exercise of certain warrants. The Court granted a non-final Summary Judgment Order on a portion of the action in favor of Brio in December 2011 requiring the Company, among other things, to issue 6.2 million shares of common stock. The Company has issued the shares required by the Court order. We have also entered into a settlement agreement to pay $57,661 in legal fees as required by the Court order.

Tsunami Communications v. GlobeTel

On March 3, 2006, Civil Action File No. 06A-02368-5 was filed in Superior Court for Gwinnett County, Georgia by Tsunami Communications and several of its former shareholders. We asserted affirmative defenses and a trial was held in November 2009. By Order of the Court entered on September 2, 2010, an Order was entered against GlobeTel and several other co-defendants for the breach by Sanswire Technologies, Inc. (“ST”) (a then unrelated party) of its asset purchase agreement with the plaintiff Tsunami based on a deemed de facto merger resulting from a subsequent asset purchase agreement between ST and GlobeTel. As damages, we were ordered to issue 530,015 shares of common stock to former shareholders of Tsunami and pay $229,180 to a former Tsunami shareholder with respect to two outstanding promissory notes. Subsequent to the Order, the plaintiffs filed a Motion for Reconsideration asking the Court to both reconsider its decision to deny several of the plaintiffs’ claims and to substantially increase the award of damages and a Claim for Attorney’s Fees, which has been denied by the Court. We have issued the share portion of the Order, but we are in settlement discussions with the plaintiff relating to the cash portion of the Order.

Peter Khoury

The Company’s former CEO Peter Khoury filed an arbitration proceeding against us on October 10, 2010, and filed an action against us in Miami-Dade County in October 2010 which was amended in November 2011 but which was not served on us until December 2011, asserting claims for payment of amounts alleged to be due in connection with his services provided to the Company totaling over $400,000 in cash, 1.8 million shares of common stock and an additional $250,000 in shares of common stock. We are in settlement discussions with the plaintiff relating to this matter.

The DeCarlo Group

A lawsuit was filed by the DeCarlo Group on November 24, 2010 in Miami-Dade County Courthouse for over $400,000 claimed in connection with CFO and accounting services allegedly rendered to the Company. It is our position that the Company was overcharged in connection with the services rendered and that no amounts are due. DeCarlo is again seeking a new attorney to represent him in this matter. We have filed a motion to dismiss on various grounds and intend to otherwise defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted.

Siegel

A lawsuit was filed by Frances Siegel, the mother of a former officer and director of the Company, on January 20, 2011 in Miami-Dade County Courthouse for $300,000 plus interest claimed in connection with an alleged investment in the Company back in 2003. The parties have begun preliminary discovery and participated in a mediation session. We intend to defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted.

GlobeTel Wireless Europe GmbH

A lawsuit was filed by Rechtsanwalt Harry Kressel, Court Appointed Insolvency Administrator of the Assets of GlobeTel Wireless Europe GmbH, on March 8, 2011 in the Circuit Court in Brevard County, FL for $165,000 plus interest claimed in connection with the default of the Company on a parent company guaranty with GlobeTel Wireless Europe. We reached a settlement with GlobeTel Wireless Europe resolving this lawsuit, without admitting or denying the allegations. Under the terms of the settlement, we are required to pay them $80,000 over a twelve month period; provided, however, that the total amount is reduced to $65,000 if such amount is paid on or before July 6, 2012.

Dohan

We filed a lawsuit on November 3, 2008, in the Florida Circuit Court for the Eleventh Circuit in Miami-Dade County, FL against our former auditors, Dohan Brown Salum + Ferro CPA PA n/k/a Dohan Salum + Company CPA PA and the individual auditors who performed work for us. The claim asserts that but for the professional negligence of the audit firm in failing to observe GAAP and other accounting and auditing standards, we would not have incurred the substantial fees and professional expenses necessary to restate our financials and defend allegations of wrongdoing asserted by the SEC against us. We have filed an amended complaint to add claims. Dohan and Company, P.A., C.P.A.’s filed a related lawsuit against us on July 29, 2011 in the same court alleging unpaid professional accounting fees of $126,820, which case has now been combined with our lawsuit. The parties have begun preliminary discovery. We intend to respond to these allegations and defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted.

IRS

During 2010 and 2009, we, under our former name Sanswire Corp., incurred and reported to the Internal Revenue Service (“IRS”) payroll tax liabilities (and deposited the appropriate withholding amounts) during the normal course of business at each payroll cycle. The Company has reported its payroll tax liabilities for all the tax periods in 2007 and 2008, however, it failed to deposit the appropriate withholding amounts for those periods We recognized this issue and, accordingly, contacted the IRS to make arrangements to pay any taxes due. One such matter has been resolved with the IRS, and we currently estimate the amount involved in the second matter to be approximately $200,000. We may be subject to additional penalties and interest from the IRS in connection with these payroll tax matters. We are engaged in discussions with the IRS to settle this matter and filed an Offer in Compromise with the IRS. The IRS has not agreed to our offer to settle the tax liability as of the date hereof and the matter is before the IRS Appeals Office.

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

ITEM 4. (Removed and Reserved)

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

From January 1, 2010 through April 24, 2011, our shares of common stock have been quoted on the OTC Bulletin Board quotation system under the symbol “SNSR." Effective April 25, 2011, our shares of common stock have been quoted on the OTC Bulletin Board quotation system under the symbol “WSGI."

The following information sets forth the high and low bid price of our common stock during fiscal 2011 and 2010 and was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	HIGH	LOW
2011
Quarter Ended March 31	$0.10	$0.05
Quarter Ended June 30	$0.31	$0.02
Quarter Ended September 30	$0.12	$0.04
Quarter Ended December 31	$0.07	$0.04

2010
Quarter Ended March 31	$0.09	$0.04
Quarter Ended June 30	$0.12	$0.04
Quarter Ended September 30	$0.12	$0.07
Quarter Ended December 31	$0.11	$0.07

On March 21, 2012, the last reported sale price of our common stock on the OTC Bulletin Board quotation system was $0.05 per share.

(b) Holders

As of March 21, 2012, there were 701 registered holders of our common stock.

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

(d) Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth the information indicated with respect to our compensation plans as of December 31, 2011, under which our common stock is authorized for issuance.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	27,166,667	(1)	$0.078	20,000,000	(2)
Equity compensation plans not approved by security holders	13,750,000	(3)	0.075	—
Total	40,916,667		$0.077	20,000,000

(1)	Consists of options outstanding under our 2004 employee stock option plan; no future options may be granted under this plan.
(2)	Consists of shares remaining available for grant under our 2011 equity compensation incentive plan.
(3)	Consists of performance based options to certain employees, officers, directors and partners.

Recent Sales of Unregistered Securities; Use of Proceeds

During the year ended December 31, 2011, we issued an aggregate of 104,345,601 shares of common stock for cash, the settlement of debt, board compensation, consulting agreements and for services to investors, board members, consultants and partners. Of the shares of common stock issued, 27,354,998 shares were issued for cash valued at $0.075, or $2,051,625 (net of offering costs) and 59,850,000 shares (30 million shares of which were issued in connection with the GTC acquisition), or 57% were issued to insiders and affiliates, as restricted securities under an exemption provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D, Rule 506, promulgated under the Securities Act of 1933. The common stock issued for cash was valued at  $0.075 while other issuances were valued at prices based on the closing market prices on the date the Board of Directors authorized the issuances.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 31, 2011, the Company and the Affiliated Purchasers (as defined in Rule 10b-18(a)(3)) did not engage in any repurchases of our securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes our selected historical consolidated financial data for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2011 and 2010, and the selected balance sheet data as of December 31, 2011 and 2010, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010

Statement of Operations Data:
Net sales	$203,682	$250,000
Cost of sales	183,786	—
Gross profit	19,896	250,000
Operating expenses:
General and administrative	2,594,198	3,277,319
Professional fees	1,121,597	2,249,082
Depreciation and amortization	123,450	968,700
Research and development	425,562	2,162,837
Acquisition-related expenses	95,000	—
Loss from operations	(4,339,911)	(8,407,938)

Net gain on settlement of liabilities	2,474,753	363,366
Change in fair value of derivative liabilities	1,204,069	77,176
Impairment of intangible assets	—	(1,210,875)
Interest expense, net	(458,311)	(607,957)
Loss from continuing operations	(1,119,400)	(9,786,228)
Loss from discontinued operations	—	(9,782)
Net loss	$(1,119,400)	$(9,796,010)
Net loss per share
Basic and diluted	$(0.00)	$(0.03)

	As of December 31,
	2011	2010

Balance Sheet Data:
Cash	$5,532	$29,491
Accounts receivable, net	20,886	—
Prepaid expenses	102,149	—
Property and equipment, net	2,635,966	—
Total assets	2,775,439	36,247
Total liabilities	16,977,458	19,399,174
Stockholders’ deficit	(14,202,019)	(19,362,927)
Accumulated deficit	$(145,632,499)	$(144,513,099)

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

All percentage comparisons made herein refer to the twelve months ended December 31, 2011 (2011) compared with the twelve months ended December 31, 2010 (2010).  Where we say “we,” “us,” “WSGI” or “the Company,” we mean World Surveillance Group Inc. or World Surveillance Group Inc. and its subsidiaries, as applicable.

Overview and 2011 Highlights

We design, develop, market and intend to sell technologically advanced autonomous lighter-than-air (LTA) unmanned aerial vehicles (UAVs) capable of carrying payloads that provide persistent security and/or wireless communications from air to ground solutions at low, mid and high altitudes.  Our airships and aerostats, when integrated with electronics systems and other high technology payloads, are designed for use by government-related and commercial entities that require real-time intelligence, surveillance and reconnaissance or communications support for military, homeland defense, border control, drug interdiction, natural disaster relief, and maritime missions.

During 2011 and thus far in 2012, we have accomplished the following:

•	Raised over $2 million in equity financing in 2011, and closed a $5.5 million financing in February 2012.
•	Unveiled our new lighter-than-air unmanned aerial vehicle known as the Argus One equipped with our newly developed proprietary stabilization system which autonomously controls the level of rigidity of the airship as it flies and its newly designed and integrated payload bay.
•	Completed the acquisition of Global Telesat Corp.
•	Held our first annual shareholders meeting in many years.
•	Flight tested the Argus One in Easton, MD and, under sponsorship by the DoD, in Nevada.
•	Secured our first government contract for $200,000 with Space Florida.
•	Executed an agreement with Oklahoma State University – University Multispectral Laboratories for the collaboration in support of research, development, testing and evaluation activities associated with our LTA UAV platforms.
•	Filed both a U.S. and PCT patent application for a new unmanned, autonomous airship design with automated control for individual modules for improved flight stability and aerodynamic control based on technology developed for us by our technology partner, Eastcor Engineering.
•	Launched GTC’s e-commerce mobile satellite solutions portal.
•	Engaged premier business development and government affairs firm Gemini Global Group.

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

Revenues.  Net sales for the year ended 2011 were primarily sales by GTC of satellite phones and accessories, airtime and service plans to Global Telesat Communications Ltd (“GTCL”). GTCL is a United Kingdom-based company under ownership control of a current officer of GTC. Total sales to GTCL accounted for $184,789 or approximately 91% of WSGI’s net sales of $203,682 in 2011. (See Note 12 of Notes to Consolidated Financial Statements) Net sales of $250,000 for the year ended 2010 related to the sale of a 50% ownership interest in the SkySat airship to GTC.

Operating Expenses. Our total operating expenses for 2011 were $4,359,807 compared to $8,657,938 in 2010, a decrease of $4,298,131 or 50%.  The decrease reflects reductions in general and administrative expenses, professional fees, depreciation and amortization, and research and development costs. General and administrative expense is comprised of compensation for directors, management and administrative personnel, insurance, rents, travel costs and corporate reporting and filing expenses. General and administrative expenses decreased by $683,121 in 2011 as compared to 2010, due primarily to $1,075,000 of executive share-based bonuses awarded during 2010, which were partially offset by higher director fees, travel costs and corporate reporting costs incurred during 2011. Professional fees declined by $1,127,485 or 50% during 2011 as compared to 2010, reflecting a reduction in the use of outside consultants and other third party service providers during 2011. Depreciation and amortization was reduced by $845,250 or 87% during 2011 as compared to 2010, reflecting seven months of depreciation in 2011 on the GTC appliqués and ground stations acquired in May 2011 as compared to a full year of amortization of the intangible assets in 2010. Research and development costs declined by $1,737,275 or 80% in 2011 as compared to 2010, due primarily to a $1,545,490 charge to research and development in 2010 for a prototype airship to be used for further product development.

Loss From Operations. We had an operating loss of $4,339,911 in 2011 compared to $8,407,938 in 2010, a decrease of $4,068,027 or 48%, due primarily to the reductions in operating expenses described above.

Other Income (Expense). During 2011, we had net other income of $3,220,511 compared to net other expense of $1,378,290 in 2010. The net other income in 2011 is attributed to a $2,474,753 gain on the settlement of liabilities with a former joint venture partner and a $1,204,069 gain from the change in the fair value of derivative liabilities, which was partially offset by interest expense of $458,311. The net other expense of $1,378,290 in 2010 includes a $1,210,875 charge for impaired intangible assets in 2010, and the gains on the settlement of liabilities of $363,366, and change in fair value of derivatives of $77,176 were offset by higher interest expense of $607,957 during 2010. Interest expense for 2011 was $458,311 compared to $607,957 in 2010, reflecting a decrease of $149,646 or 25%, due to additional interest expense incurred on several settlements in 2010.

Loss From Discontinued Operations. We had a loss from discontinued operations of $9,782 in 2010 due to the additional expenses assessed by the IRS related to withholding taxes. (See Note 2 of the Notes to Consolidated Financial Statements)

Net Loss. We had a net loss of $1,119,400 in 2011 compared to a net loss of $9,796,010 in 2010, a decline of $8,676,610 or 89%. The decline in net loss is primarily attributable to the reduction in the operating expenses and net other income (expense) discussed above.

Liquidity And Capital Resources

Assets.  Historically we have funded our operations and capital expenditures through the sale of common stock and debt financings. At December 31, 2011, we had a cash balance of $5,532 compared to $29,491 at December 31, 2010. Current assets at December 31, 2011 were $139,473 compared to $35,897 at December 31, 2010, an increase of $103,576 or 288%, reflecting a $23,959 reduction of cash offset by accounts receivable of $20,886, inventory of $4,500 and prepaid expenses of $102,149. At December 31, 2011, we had total assets of $2,775,439 compared to $36,247 at December 31, 2010, an increase of $2,739,192, reflecting the slight increase in current assets and a $2,635,966 increase in net property and equipment consisting primarily of appliqués and ground stations acquired in the GTC acquisition.

Liabilities. At December 31, 2011, we had total liabilities of $16,977,458 compared to total liabilities of $19,399,174 at December 31, 2010, reflecting a decline of $2,421,716 or 12%, principally from the extinguishment of $2,474,753 in liabilities due a former joint venture partner, and a $1,204,069 decrease in derivative liabilities, offset in part by higher notes payable and deferred revenues.

Cash Flows. Our cash used in operating activities for 2011 was $1,736,218 compared to $1,684,450 in 2010, an increase of $51,768 or 3%. The increase was primarily due to the changes in our current assets and liabilities, decreased operating expenses and non-cash adjustments resulting from depreciation and amortization, share-based compensation, change in the fair value of the derivative liabilities and the gain on the extinguishment of liabilities to a former joint venture partner.

Net cash used in investing activities during 2011 was $339,365 relating primarily to the GTC acquisition. Net cash provided by investing activities during 2010 was $10,800 from a refunded security deposit relating to an expired office lease.

Net cash provided by financing activities was $2,051,624 in 2011 compared to $1,703,129 in 2010, reflecting an increase of $348,495 or 20% in funds received from the sale of our common stock during 2011.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying consolidated financial statements, we had a net loss of $1,119,400, negative cash flow from operations of $1,736,218 for the year ended December 31, 2011, a working capital deficit of $16,837,985, and a stockholders’ deficit of $14,202,019 at December 31, 2011, respectively.  We had an accumulated deficit of $145,632,499 at December 31, 2011.  These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds either through investments or by generating revenue from the sale of our products to continue our business operations and implement our strategic plan, which includes, among other things, continued development of our UAVs, the pursuit or continued development of strategic relationships and expansion of our subsidiary GTC’s business. Our business plan, which if successfully implemented, will allow us to sell UAVs and other products for a profit thereby reducing our dependence on raising additional funds from outside sources. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  We anticipate a net loss to continue for the next several quarters if not for all of the year 2012.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our Argus One airship, our aerostats and GTC products to begin generating revenue from customers.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or begin generating revenues from customer contracts, but we expect to need funding of approximately $3 million over the next twelve months.  We have an agreement with La Jolla Cove Investors for an additional $5 million of funding, however, the timing of such financing is dependent on the effectiveness of a registration statement we filed with the SEC. While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least December 31, 2012, there is no guarantee we will be successful in our financing efforts.  If we are not able to do so and if we are not able to generate revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved and/or if significant unanticipated events occur or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Long-term debt obligations	-	-	-	-	-
Capital lease obligations	-	-	-	-	-
Non-cancellable operating leases	43,338	43,338		-	-
Purchase commitments	-	-	-	-	-
TOTAL	$43,338	$43,338	-	-	-

We have no long-term debt obligations or capital leases.  The primary operating leases relate to our corporate headquarters at the Kennedy Space Center, FL that runs through December 31, 2012 and GTC’s office in Aventura, FL that runs through June 14, 2012.

Off-Balance Sheet Arrangements

Off balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity for which we have an obligation to the entity that is not recorded in our consolidated financial statements. In the normal course of our business, we do not enter into off balance sheet arrangements as a matter of practice. We have several non-cancellable annual lease agreements for office space that are recorded as operating leases in accordance with U.S. GAAP, because the lease terms do not meet the criteria for capitalization.

Critical Accounting Policies And Use Of Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operation is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.GAAP”). The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts and classification of revenues and expense during the periods presented, and the disclosure of contingent assets and liabilities.  We evaluate our estimates and assumptions on an ongoing basis and material changes in these estimates or assumptions could occur in the future. Changes in estimates are recorded in the period in which they become known.  We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances and at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates if past experience or other assumptions do not turn out to be substantially accurate.

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

Revenue Recognition

We develop and intend to sell lighter-than-air unmanned aerial vehicles and we develop and sell satellite tracking products and services through our subsidiary GTC.  We recognize revenue when all four of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying consolidated financial statements, we had a net loss of $1,119,400, negative cash flow from operations of $1,736,218 for the year ended December 31, 2011, a working capital deficit of $16,837,985, and a stockholders’ deficit of $14,202,019 at December 31, 2011, respectively.  We had an accumulated deficit of $145,632,499 at December 31, 2011.  These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds either through investments or by generating revenue from the sale of our products to continue our business operations and implement our strategic plan, which includes, among other things, continued development of our UAVs, the pursuit or continued development of strategic relationships and expansion of our subsidiary GTC’s business. Our business plan, which if successfully implemented, will allow us to sell UAVs and other products for a profit thereby reducing our dependence on raising additional funds from outside sources. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  We anticipate a net loss to continue for the next several quarters if not for all of the year 2012.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our Argus One airship, our aerostats and GTC products to begin generating revenue from customers.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or begin generating revenues from customer contracts, but we expect to need funding of approximately $3 million over the next twelve months.  We have an agreement with La Jolla Cove Investors for an additional $5 million of funding, however, the timing of such financing is dependent on the effectiveness of a registration statement we filed with the SEC. While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least December 31, 2012, there is no guarantee we will be successful in our financing efforts.  If we are not able to do so and if we are not able to generate revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved and/or if significant unanticipated events occur or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

Stock-Based Compensation

We offer share-based compensation programs to our officers, directors and employees that consist of employee stock options, common stock and restricted stock awards. Common stock and restricted stock awards are issued at the closing price of our common stock on the date of grant. We recognize compensation expense ratably over the vesting periods for restricted stock awards using the grant date fair value of the stock awarded.  We use the Black-Scholes option pricing model to value stock options and recognize compensation expense ratably over the requisite service vesting period.  Stock options typically have contractual terms of three to seven years.

Stock-based compensation expense recognized for the years ended December 31, 2011 and 2010 was $1,109,580 and $2,461,364, respectively.

Derivative Financial Instruments

Derivative liabilities primarily relate to warrants to purchase our common stock issued in conjunction with certain debt and equity financings.  Each reporting period we determine the fair value of the stock warrants using the Black-Scholes option pricing model at the balance sheet date.  Changes in the fair value of the stock warrants are recognized each period in current earnings. (See Note 8 of Notes to Consolidated Financial Statements)

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation.  Depreciation is based on the estimated service lives of the depreciable assets and is calculated using the straight-line method.   Expenditures that increase the value or productive capacity of assets are capitalized.  Fully depreciated assets are retained in property and equipment and accumulated depreciation accounts until they are removed from service.  When property and equipment are retired, sold or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.  Repairs and maintenance are expensed as incurred.

The estimated useful lives of property and equipment are generally as follows:

—	Appliques	15 – 25 years
—	Machinery and equipment	3 – 12 years
—	Office furniture and fixtures	3 – 10 years
—	Computer hardware and software	3 – 7 years
—	Transportation vehicles	3 – 6 years

Other Long-Lived Assets

We follow the authoritative guidance for impairment testing of property and equipment, which requires that a triggering event occur before impairment testing an asset or group of assets is appropriate. Triggering events include but are not limited to a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the acquired business, and a significant change in the operations of an acquired business. Once a triggering event has occurred, we perform the impairment test based on our intention to hold or sell the asset or asset group. If we intend to hold the asset or group of assets for continued use, we compare the asset or asset group’s carrying value to the sum of their estimated undiscounted future cash flows. If the carrying value of the asset or asset group exceeds the sum of their estimated undiscounted future cash flows, the asset or asset group is deemed impaired and we recognize an impairment loss for the difference. If we intend to sell the asset or asset group and certain other criteria are met (i.e., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an actively pursuing buyer), we compare the asset’s or asset group’s carrying value to its fair value less costs to sell. We generally determine fair value by using the discounted cash flow method. If the carrying value of the asset or group of assets is greater than the fair value less costs to sell, the asset or asset group is deemed impaired and we recognize an impairment loss for the difference. Generally, we perform our testing of the asset or asset group at the lowest level for which identifiable cash flows are available. Assets held for sale are separately presented on the balance sheet and are no longer depreciated. (See Note 7 of Notes to Consolidated Statements)

Research and Development Costs

Research and development costs relating to both future and current products are expensed as incurred. These costs totaled $425,562 and $2,162,837 in 2011 and 2010, respectively.

Recently Issued Accounting Pronouncements

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

None.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our management’s evaluation, we concluded that as of December 31, 2011, our internal control over financial reporting was not effective, due to the control deficiencies set forth below.  Notwithstanding the control deficiencies described below, our management, based upon reviews and additional analysis undertaken and performed by management, has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

Control Deficiencies

A control deficiency exists when the design or operation of a control does not allow our management or employees in the normal course of performing their assigned functions to prevent or detect misstatements of our annual or interim consolidated financial statements on a timely basis.

Our management identified the following control deficiencies in our internal control over financial reporting as of December 31, 2011:

—	An ineffective global control environment such that control deficiencies in various other components of internal control could lead the auditor to conclude that a significant deficiency or material weakness exists in the control environment.

—	Absent or inadequate segregation of duties within a significant account or process.

—	Inadequate documentation of the components of internal control.

—	Inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs.

As a result of our evaluations, we have taken, and are continuing to take steps to correct such control deficiencies in our internal control over financial reporting.  In January 2011, we formed an Audit Committee with independent member of our Board of Directors.  In February 2011, we hired a new Chief Financial Officer and Treasurer with experience in public company reporting and implementation of control environments. We have adopted numerous policies intended to strengthen our control environment, including a Code of Ethics and Business Conduct, an Insider Trading Policy, an Audit Committee Pre-Approval Policy and a Related Party Transactions Policy.  We added two new members of our Board of Directors in June 2011, one of whom is independent and qualifies as an audit committee financial expert, and simultaneous with the addition of our new board members, we formed a Compensation Committee consisting solely of independent directors.  Such committee has adopted a charter that sets forth its powers and authority.  As a result of our acquisition of Global Telesat Corp., GTC’s parent company has the right to appoint two additional members to our Board of Directors, both of whom are required to be fully independent under the SEC’s rules.  Upon such persons’ appointment to the Board of Directors, we intend on forming a fully independent Nominating and Corporate Governance Committee as well.  We have also implemented procedures to reconcile significant accounts by establishing audit schedules/account reconciliations for all balance sheet accounts and we maintain these schedules in a timely manner. We believe that these changes are reasonably likely to materially affect our internal control over financial reporting.

In addition, we have begun and intend to continue to implement certain new policies and procedures to improve the control environment and to implement controls and procedures that will ensure the integrity of our consolidated financial statements and disclosure preparation processes, such as:

—	Upon adequate funding and the procurement of directors and officers liability insurance, seeking to recruit additional independent board members;

—	Upon adequate funding, hiring additional staff, including accounting personnel, leading to more segregation of duties and enhanced accounting, reporting and oversight to enable a better control environment;

—·	Upon adequate funding, implementing accounting and other systems designed to enable a better control environment; and

—	Establishing a Disclosure Committee responsible for considering the materiality of information and determining disclosure obligations on a timely basis.

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

 (D) Changes in Internal Control Over Financial Reporting

Except as set forth above, as a result of the evaluation completed by us, in which our Chief Executive Officer and Chief Financial Officer participated, we have concluded that there were no changes in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There was no information required to be disclosed in a Current Report on Form 8-K in the fourth quarter of 2011 that was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors is hereby incorporated by reference from the information contained under the heading “Election of Directors” in our definitive proxy statement related to our Annual Meeting of Stockholders to be held in July 2012 which will be filed with the SEC within 120 days after the close of the fiscal year (Definitive Proxy Statement).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

 Information concerning principal accounting fees and services is hereby incorporated by reference from the information contained under the heading “PROPOSAL II – To Ratify the Appointment of WSGI’s Independent Registered Public Accounting Firm, Rosen Seymour Shapss Martin & Company LLP” in our Definitive Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

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

Exhibit No.	Description of Exhibit

3.1	Amended and Restated By-Laws of the Company (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2011 and incorporated herein by reference)
3.2	Restated Certificate of Incorporation (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 1, 2011 and incorporated herein by reference)
3.3	Certificate of Ownership of Sanswire Corp. and World Surveillance Group Inc. dated April 4, 2011 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 19, 2011 and incorporated herein by reference)
4.1	Form of Class A Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 24, 2009 and incorporated herein by reference)
4.2	Form of Class B Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 24, 2009 and incorporated herein by reference)
4.3	Securities Purchase Agreement, dated November 10, 2010, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 10, 2010 and incorporated herein by reference)
4.4	Form of Common Stock Purchase Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 1, 2011 and incorporated herein by reference)
4.5	Securities Purchase Agreement, dated November 23, 2010, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2011 and incorporated herein by reference)
4.6	Form of Common Stock Purchase Warrant (filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2011 and incorporated herein by reference)
4.7	Stock Purchase Agreement, dated May 2, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 9, 2011 and incorporated herein by reference)
4.8	Registration Rights Agreement, dated May 2, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 9, 2011 and incorporated herein by reference)
4.9	Stock Purchase Agreement, dated May 27, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 2, 2011 and incorporated herein by reference)
4.10	Registration Rights Agreement, dated May 27, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 2, 2011 and incorporated herein by reference)
4.11	Securities Purchase Agreement, dated November 2, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2011 and incorporated herein by reference)
4.12	Form of Common Stock Purchase Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2011 and incorporated herein by reference)
4.13	Securities Purchase Agreement, dated January 25, 2012, by and between the Company and the purchaser identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2012 and incorporated herein by reference)
4.14	4 ¾% Secured Convertible Debenture, dated January 25, 2012, by and between the Company and the purchaser identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2012 and incorporated herein by reference)
4.15	Equity Investment Agreement, dated January 25, 2012, by and between the Company and the purchaser identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2012 and incorporated herein by reference)
10.1+	Employment Agreement, dated October 6, 2010, by and between the Company and Barbara M. Johnson (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2010 and incorporated herein by reference)
10.2+	Amended and Restated Employment Agreement, dated December 27, 2010, by and between the Company and Glenn D. Estrella (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 3, 2011 and incorporated herein by reference)

10.3+	Employment Agreement, dated February 8, 2011, by and between the Company and Jeffrey Sawyers (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 8, 2011 and incorporated herein by reference)
10.4+	Form of Indemnification Agreement (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 8, 2011 and incorporated herein by reference)
10.5	Form of Option Agreement (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 3, 2011 and incorporated herein by reference)
10.6	Mutual Release and Separation Agreement by and between the Company and David A. Christian (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2010 and incorporated herein by reference)
10.7	Mutual Release and Separation Agreement by and between the Company and William J. Hotz (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2010 and incorporated herein by reference)
10.8	Purchase Agreement, dated April 20, 2010, by and between the Company and Global Telesat Corp. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 27, 2010 and incorporated herein by reference)
10.9	Amendment to Purchase Agreement, dated December 20, 2010, by and between the Company and Global Telesat Corp.
10.10	Escrow and Stock Purchase Agreement, dated September 29, 2010, by and among the Company, Michael K. Clark and Hinshaw & Culbertson LLP (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 30, 2010 and incorporated herein by reference)
10.11	First Amendment to Escrow and Stock Purchase Agreement, dated December 27, 2010, by and among the Company, Michael K. Clark and Hinshaw & Culbertson LLP (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 3, 2011 and incorporated herein by reference)
10.12	Stock Purchase Agreement, dated December 27, 2010, by and between the Company and Michael K. Clark (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 3, 2011 and incorporated herein by reference)
10.13+	Agreement, dated December 27, 2010, by and between the Company and Glenn D. Estrella (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 3, 2011 and incorporated herein by reference)
10.14	Agreement, dated September 30, 2010, by and between the Company and Rocky Mountain Advisers Corp. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on October 12, 2010 and incorporated herein by reference)

10.15	Agreement, dated September 30, 2010, by and between the Company and Jonathan Leinwand (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on October 12, 2010 and incorporated herein by reference)
10.16	Agreement, dated September 30, 2010, by and between the Company and Daniyel Erdberg (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on October 12, 2010 and incorporated herein by reference)
10.17	GlobeTel Communications Corp. 2004 Employee Stock Option Plan (filed as an Exhibit to the Company’s Registration Statement on Form S-8, as filed with the SEC on March 8, 2005 and incorporated herein by reference)
10.18	Settlement Agreement by and among the Company and TAO Technologies GmbH, Dr. Bernd-H Kroeplin and Global Telesat Corp., dated March 22, 2011 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 28, 2011 and incorporated herein by reference)
10.20+	Non-Qualified Stock Option Agreement dated March 30, 2011 with Glenn D. Estrella (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 16, 2011 and incorporated herein by reference)
10.21+	Non-Qualified Stock Option Agreement dated March 30, 2011 with W. Jeffrey Sawyers (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 16, 2011 and incorporated herein by reference)
10.22+	Non-Qualified Stock Option Agreement dated March 30, 2011 with Barbara M. Johnson (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 16, 2011 and incorporated herein by reference)
10.23	Form of Common Stock Purchase Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 1, 2011 and incorporated herein by reference)
10.24	Settlement Agreement dated May 17, 2011 between the Company and Hudson Bay Fund LP and Hudson Bay Master Fund Ltd. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 20, 2011 and incorporated herein by reference)
10.25	Stock Purchase Agreement by and among World Surveillance Group Inc., Global Telesat Corp., Growth Enterprise Fund, S.A. and David Phipps dated May 25, 2011 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 31, 2011 and incorporated herein by reference)
10.26	Option Agreement by and among World Surveillance Group Inc., Global Telesat Corp., and Growth Enterprise Fund, S.A. dated May 25, 2011 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 31, 2011 and incorporated herein by reference)
10.27	Letter Agreement dated June 30, 2003 between Global Telesat Corp. and Globalstar (filed as an Exhibit to the Company’s Amendment No. 1 to Form S-1, as filed with the SEC on September 1, 2011 and incorporated herein by reference)
10.28	Letter Agreement dated August 7, 2003 between Global Telesat Corp. and Globalstar (filed as an Exhibit to the Company’s Amendment No. 1 to Form S-1, as filed with the SEC on September 1, 2011 and incorporated herein by reference)
10.29	Agreement dated May 4, 2005 between Globalstar LLC and Globalnet Corporation (filed as an Exhibit to the Company’s Amendment No. 2 to Form S-1, as filed with the SEC on September 20, 2011 and incorporated herein by reference)

10.30	Assignment and Assumption Agreement dated July 28, 2005 by and among Globalstar LLC, Globalnet Corporation and Global Telesat Corp. (filed as an Exhibit to the Company’s Amendment No. 1 to Form S-1, as filed with the SEC on September 1, 2011 and incorporated herein by reference)
10.31	Agreement dated August 16, 2006 between Global Telesat Corp. and Globalstar, Inc. (filed as an Exhibit to the Company’s Amendment No. 2 to Form S-1, as filed with the SEC on September 20, 2011 and incorporated herein by reference)
10.32	Agreement dated February 10, 2011 between Global Telesat Corp. and Globalstar, Inc. (portions of this Exhibit have been redacted pursuant to a request for confidential treatment submitted to the SEC) (filed as an Exhibit to the Company’s Amendment No. 4 to Form S-1, as filed with the SEC on October 21, 2011 and incorporated herein by reference)
10.33+	Amended and Restated Letter Agreement between the Company and Anita S. Hulo dated September 29, 2011 (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2011 and incorporated herein by reference)
10.34+	Amended and Restated Letter Agreement between the Company and Wayne P. Jackson dated September 29, 2011 (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2011 and incorporated herein by reference)
10.35+	Amended and Restated Letter Agreement between the Company and Kevin S. Pruett dated September 29, 2011 (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2011 and incorporated herein by reference)
10.36+*	Letter Agreement between the Company and Michael K. Clark dated as of January 3, 2012.
10.37+	Conversion Agreement between the Company and Glenn D. Estrella dated November 2, 2011 filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2011 and incorporated herein by reference)
10.38+	Conversion Agreement between the Company and Barbara M. Johnson dated November 2, 2011 filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2011 and incorporated herein by reference)
10.39+*	Restricted Stock Agreement between the Company and the parties set forth therein dated September 28, 2011.
10.40+*	Restricted Stock Agreement between the Company and the parties set forth therein dated December 28, 2011.
10.41+*	Restricted Stock Agreement between the Company and the parties set forth therein dated December 28, 2011.
10.42+	2011 Equity Compensation Incentive Plan (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2011 and incorporated herein by reference)
21.1*	List of the Company’s Subsidiaries as of December 31, 2011
23.1*	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (contained on Signature Page hereto)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Provided herewith
+ Indicates management contract relating to compensatory plans or arrangements

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, World Surveillance Group Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2012
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

Signature	Title	Date

/s/ Glenn D. Estrella	Chief Executive Officer, President and Director (Principal Executive Officer)	March 28, 2012
Glenn D. Estrella

/s/ W. Jeffrey Sawyers	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 28, 2012
W. Jeffrey Sawyers

/s/ Michael K. Clark	Director	March 28, 2012
Michael K. Clark

	Director	March 28, 2012
Wayne Jackson

/s/ Anita S Hulo	Director	March 28, 2012
Anita S. Hulo

/s/ Kevin S. Pruett	Director	March 28, 2012
Kevin S. Pruett

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated By-Laws of the Company (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2011 and incorporated herein by reference)
3.2	Restated Certificate of Incorporation (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 1, 2011 and incorporated herein by reference)
3.3	Certificate of Ownership of Sanswire Corp. and World Surveillance Group Inc. dated April 4, 2011 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 19, 2011 and incorporated herein by reference)
4.1	Form of Class A Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 24, 2009 and incorporated herein by reference)
4.2	Form of Class B Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 24, 2009 and incorporated herein by reference)
4.3	Securities Purchase Agreement, dated November 10, 2010, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 10, 2010 and incorporated herein by reference)
4.4	Form of Common Stock Purchase Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 1, 2011 and incorporated herein by reference)
4.5	Securities Purchase Agreement, dated November 23, 2010, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2011 and incorporated herein by reference)
4.6	Form of Common Stock Purchase Warrant (filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2011 and incorporated herein by reference)
4.7	Stock Purchase Agreement, dated May 2, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 9, 2011 and incorporated herein by reference)
4.8	Registration Rights Agreement, dated May 2, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 9, 2011 and incorporated herein by reference)
4.9	Stock Purchase Agreement, dated May 27, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 2, 2011 and incorporated herein by reference)
4.10	Registration Rights Agreement, dated May 27, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 2, 2011 and incorporated herein by reference)
4.11	Securities Purchase Agreement, dated November 2, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2011 and incorporated herein by reference)
4.12	Form of Common Stock Purchase Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2011 and incorporated herein by reference)
4.13	Securities Purchase Agreement, dated January 25, 2012, by and between the Company and the purchaser identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2012 and incorporated herein by reference)
4.14	4 ¾% Secured Convertible Debenture, dated January 25, 2012, by and between the Company and the purchaser identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2012 and incorporated herein by reference)
4.15	Equity Investment Agreement, dated January 25, 2012, by and between the Company and the purchaser identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2012 and incorporated herein by reference)
10.1+	Employment Agreement, dated October 6, 2010, by and between the Company and Barbara M. Johnson (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2010 and incorporated herein by reference)
10.2+	Amended and Restated Employment Agreement, dated December 27, 2010, by and between the Company and Glenn D. Estrella (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 3, 2011 and incorporated herein by reference)
10.3+	Employment Agreement, dated February 8, 2011, by and between the Company and Jeffrey Sawyers (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 8, 2011 and incorporated herein by reference)
10.4+	Form of Indemnification Agreement (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 8, 2011 and incorporated herein by reference)

10.5	Form of Option Agreement (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 3, 2011 and incorporated herein by reference)
10.6	Mutual Release and Separation Agreement by and between the Company and David A. Christian (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2010 and incorporated herein by reference)
10.7	Mutual Release and Separation Agreement by and between the Company and William J. Hotz (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2010 and incorporated herein by reference)
10.8	Purchase Agreement, dated April 20, 2010, by and between the Company and Global Telesat Corp. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 27, 2010 and incorporated herein by reference)
10.9	Amendment to Purchase Agreement, dated December 20, 2010, by and between the Company and Global Telesat Corp.
10.10	Escrow and Stock Purchase Agreement, dated September 29, 2010, by and among the Company, Michael K. Clark and Hinshaw & Culbertson LLP (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 30, 2010 and incorporated herein by reference)
10.11	First Amendment to Escrow and Stock Purchase Agreement, dated December 27, 2010, by and among the Company, Michael K. Clark and Hinshaw & Culbertson LLP (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 3, 2011 and incorporated herein by reference)
10.12	Stock Purchase Agreement, dated December 27, 2010, by and between the Company and Michael K. Clark (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 3, 2011 and incorporated herein by reference)
10.13+	Agreement, dated December 27, 2010, by and between the Company and Glenn D. Estrella (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 3, 2011 and incorporated herein by reference)
10.14	Agreement, dated September 30, 2010, by and between the Company and Rocky Mountain Advisers Corp. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on October 12, 2010 and incorporated herein by reference)

10.15	Agreement, dated September 30, 2010, by and between the Company and Jonathan Leinwand (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on October 12, 2010 and incorporated herein by reference)
10.16	Agreement, dated September 30, 2010, by and between the Company and Daniyel Erdberg (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on October 12, 2010 and incorporated herein by reference)
10.17	GlobeTel Communications Corp. 2004 Employee Stock Option Plan (filed as an Exhibit to the Company’s Registration Statement on Form S-8, as filed with the SEC on March 8, 2005 and incorporated herein by reference)
10.18	Settlement Agreement by and among the Company and TAO Technologies GmbH, Dr. Bernd-H Kroeplin and Global Telesat Corp., dated March 22, 2011 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 28, 2011 and incorporated herein by reference)
10.20+	Non-Qualified Stock Option Agreement dated March 30, 2011 with Glenn D. Estrella (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 16, 2011 and incorporated herein by reference)
10.21+	Non-Qualified Stock Option Agreement dated March 30, 2011 with W. Jeffrey Sawyers (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 16, 2011 and incorporated herein by reference)
10.22+	Non-Qualified Stock Option Agreement dated March 30, 2011 with Barbara M. Johnson (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 16, 2011 and incorporated herein by reference)
10.23	Form of Common Stock Purchase Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 1, 2011 and incorporated herein by reference)
10.24	Settlement Agreement dated May 17, 2011 between the Company and Hudson Bay Fund LP and Hudson Bay Master Fund Ltd. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 20, 2011 and incorporated herein by reference)
10.25	Stock Purchase Agreement by and among World Surveillance Group Inc., Global Telesat Corp., Growth Enterprise Fund, S.A. and David Phipps dated May 25, 2011 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 31, 2011 and incorporated herein by reference)
10.26	Option Agreement by and among World Surveillance Group Inc., Global Telesat Corp., and Growth Enterprise Fund, S.A. dated May 25, 2011 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 31, 2011 and incorporated herein by reference)
10.27	Letter Agreement dated June 30, 2003 between Global Telesat Corp. and Globalstar (filed as an Exhibit to the Company’s Amendment No. 1 to Form S-1, as filed with the SEC on September 1, 2011 and incorporated herein by reference)
10.28	Letter Agreement dated August 7, 2003 between Global Telesat Corp. and Globalstar (filed as an Exhibit to the Company’s Amendment No. 1 to Form S-1, as filed with the SEC on September 1, 2011 and incorporated herein by reference)
10.29	Agreement dated May 4, 2005 between Globalstar LLC and Globalnet Corporation (filed as an Exhibit to the Company’s Amendment No. 2 to Form S-1, as filed with the SEC on September 20, 2011 and incorporated herein by reference)
10.30	Assignment and Assumption Agreement dated July 28, 2005 by and among Globalstar LLC, Globalnet Corporation and Global Telesat Corp. (filed as an Exhibit to the Company’s Amendment No. 1 to Form S-1, as filed with the SEC on September 1, 2011 and incorporated herein by reference)
10.31	Agreement dated August 16, 2006 between Global Telesat Corp. and Globalstar, Inc. (filed as an Exhibit to the Company’s Amendment No. 2 to Form S-1, as filed with the SEC on September 20, 2011 and incorporated herein by reference)
10.32	Agreement dated February 10, 2011 between Global Telesat Corp. and Globalstar, Inc. (portions of this Exhibit have been redacted pursuant to a request for confidential treatment submitted to the SEC) (filed as an Exhibit to the Company’s Amendment No. 4 to Form S-1, as filed with the SEC on October 21, 2011 and incorporated herein by reference)

10.33+	Amended and Restated Letter Agreement between the Company and Anita S. Hulo dated September 29, 2011 (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2011 and incorporated herein by reference)
10.34+	Amended and Restated Letter Agreement between the Company and Wayne P. Jackson dated September 29, 2011 (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2011 and incorporated herein by reference)
10.35+	Amended and Restated Letter Agreement between the Company and Kevin S. Pruett dated September 29, 2011 (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2011 and incorporated herein by reference)
10.36+*	Letter Agreement between the Company and Michael K. Clark dated as of January 3, 2012.
10.37+	Conversion Agreement between the Company and Glenn D. Estrella dated November 2, 2011 filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2011 and incorporated herein by reference)
10.38+	Conversion Agreement between the Company and Barbara M. Johnson dated November 2, 2011 filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2011 and incorporated herein by reference)
10.39+*	Restricted Stock Agreement between the Company and the parties set forth therein dated September 28, 2011.
10.40+*	Restricted Stock Agreement between the Company and the parties set forth therein dated December 28, 2011.
10.41+*	Restricted Stock Agreement between the Company and the parties set forth therein dated December 28, 2011.
10.42+	2011 Equity Compensation Incentive Plan (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2011 and incorporated herein by reference)
21.1*	List of the Company’s Subsidiaries as of December 31, 2011
23.1*	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (contained on Signature Page hereto)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Provided herewith
+ Indicates management contract relating to compensatory plans or arrangements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

World Surveillance Group Inc.:

We have audited the accompanying consolidated balance sheets of World Surveillance Group Inc. and Subsidiaries (the “Company”), as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Surveillance Group Inc. and Subsidiaries as of December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rosen Seymour Shapss Martin & Company LLP

CERTIFIED PUBLIC ACCOUNTANTS

New York, New York

March 28, 2012

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2011	DECEMBER 31, 2010
ASSETS
CURRENT ASSETS
Cash	$5,532	$29,491
Accounts receivable from related party	20,886	—
Inventories	4,500	—
Prepaid expenses	102,149	—
Assets from discontinued operations	6,406	6,406
TOTAL CURRENT ASSETS	139,473	35,897

PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $126,670	2,635,966	—

OTHER NONCURRENT ASSETS
Deposits	—	350
TOTAL ASSETS	$2,775,439	$36,247

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable (including $0 and $289,753 due to joint venture partner at December 31, 2011 and 2010)	$5,091,356	$5,315,659
Notes payable	8,231,302	7,811,510
Accrued liabilities (including $0 and $2,185,000 due to joint venture partner at December 31, 2011 and 2010)	1,958,791	3,576,587
Deferred revenues	204,660	—
Derivative liabilities	125,420	1,329,489
Liabilities from discontinued operations	1,365,929	1,365,929
TOTAL CURRENT LIABILITIES	16,977,458	19,399,174
TOTAL LIABILITIES	16,977,458	19,399,174

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $.00001 par value, 750,000,000 and 500,000,000 shares authorized, respectively; 426,884,160 and 322,538,559 shares issued and outstanding, respectively	4,269	3,226
Additional paid-in capital	131,426,211	125,146,946
Series E Preferred Stock, $.001 par value, 100,000 shares authorized; 0 shares issued and outstanding	—	—
Preferred Stock, $.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Accumulated deficit	(145,632,499)	(144,513,099)
TOTAL STOCKHOLDERS' DEFICIT	(14,202,019)	(19,362,927)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,775,439	$36,247

See accompanying notes to consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2011	2010
REVENUES
Net sales	$203,682	$250,000
Cost of sales	183,786	—
Gross profit	19,896	250,000
COSTS AND EXPENSES
General and administrative	2,594,198	3,277,319
Professional fees	1,121,597	2,249,082
Depreciation and amortization	123,450	968,700
Research and development	425,562	2,162,837
Acquisition-related expenses	95,000	—
TOTAL EXPENSES	4,359,807	8,657,938
LOSS FROM OPERATIONS	(4,339,911)	(8,407,938)
OTHER INCOME (EXPENSE)
Net gain on settlement of liabilities	2,474,753	363,366
Change in fair value of derivative liabilities	1,204,069	77,176
Impairment of intangible assets	—	(1,210,875)
Interest expense, net	(458,311)	(607,957)
OTHER INCOME (EXPENSE)	3,220,511	(1,378,290)
LOSS FROM CONTINUING OPERATIONS	(1,119,400)	(9,786,228)

LOSS FROM DISCONTINUED OPERATIONS	—	(9,782)
NET LOSS	$(1,119,400)	$(9,796,010)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC and DILUTED	374,043,495	293,619,380

LOSS PER SHARE FROM CONTINUING OPERATIONS
BASIC and DILUTED	$(0.00)	$(0.03)
LOSS PER SHARE FROM DISCONTINUED OPERATIONS
BASIC and DILUTED	$(0.00)	(0.00)
NET LOSS PER SHARE
BASIC and DILUTED	$(0.00)	$(0.03)

See accompanying notes to consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	COMMON STOCK
			ADDITIONAL
			PAID-IN
Description	SHARES	AMOUNT	CAPITAL
BALANCE, DECEMBER 31, 2009	263,040,586	$2,631	$120,114,115
Shares issued for cash	23,111,159	231	1,702,898
Shares issued for settlement of debt	14,354,809	144	952,334
Shares issued for services	22,032,005	220	1,571,699
Fair value of vested options issued for officers’ and directors’ compensation	—	—	776,638
Modification of warrants	—	—	29,262
Preferred Series E shares issued as payments cancelled and returned to accrued expenses	—	—	—
Preferred Series E shares issued as payments cancelled and returned to accounts payable	—	—	—
Net loss	—	—	—
BALANCE, DECEMBER 31, 2010	322,538,559	3,226	125,146,946
Shares issued for cash	27,354,998	274	2,051,351
Shares issued for settlement of debt	17,562,200	176	352,735
Shares issued for acquisition	24,500,000	245	1,837,255
Shares issued for acquisition – held in escrow	5,500,000	55	412,445
Shares issued for services	2,448,331	24	182,242
Shares issued for compensation and accrued salaries	3,666,667	37	265,963
Shares issued for directors’ fees	1,300,000	13	87,187
Restricted shares issued for bonuses	20,250,000	202	234,298
Vested restricted shares issued as share-based compensation	—	—	60,719
Fair value of vested options issued for officers’ and directors’ compensation	—	—	795,087
Cashless exercise of options	1,615,129	16	(16)
Cashless exercise of warrants	148,276	1	(1)
Net loss	—	—	—
BALANCE, DECEMBER 31, 2011	426,884,160	$4,269	$131,426,211

(continued)

See accompanying notes to consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES (continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	SERIES E PREFERRED STOCK
			ADDITIONAL		TOTAL
			PAID-IN	ACCUMULATED	STOCKHOLDERS’
Description	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
BALANCE, DECEMBER 31, 2009	100,000	$100	$625,894	$(134,717,089)	$(13,974,349)
Shares issued for cash	—	—	—	—	1,703,129
Shares issued for settlement of debt	—	—	—	—	952,478
Shares issued for services	—	—	—	—	1,571,919
Fair value of vested options issued for officers’ and directors’ compensation	—	—	—	—	776,638
Modification of warrants	—	—	—	—	29,262
Preferred Series E shares issued as payments cancelled and returned to accrued expenses	(70,385)	(70)	(440,537)	—	(440,607)
Preferred Series E shares issued as payments cancelled and returned to accounts payable	(29,615)	(30)	(185,357)	—	(185,387)
Net loss	—	—	—	(9,796,010)	(9,796,010)
BALANCE, DECEMBER 31, 2010	—	—	—	(144,513,099)	(19,362,927)
Shares issued for cash	—	—	—	—	2,051,625
Shares issued for settlement of debt	—	—	—	—	352,911
Shares issued for acquisition	—	—	—	—	1,837,500
Shares issued for acquisition – held in escrow	—	—	—	—	412,500
Shares issued for services	—	—	—	—	182,266
Shares issued for compensation and accrued salaries	—	—	—	—	266,000
Shares issued for directors’ fees	—	—	—	—	87,200
Restricted shares issued for bonuses	—	—	—	—	234,500
Vested restricted shares issued as share-based compensation	—	—	—	—	60,719
Fair value of vested options issued for officers’ and directors’ compensation	—	—	—	—	795,087
Cashless exercise of options	—	—	—	—	—
Cashless exercise of warrants	—	—	—	—	—
Net loss	—	—	—	(1,119,400)	(1,119,400)
BALANCE, DECEMBER 31, 2011	—	$—	$—	$(145,632,499)	$(14,202,019)

See accompanying notes to consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,119,400)	$(9,796,010)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	123,450	968,700
Fair value of share-based compensation	1,109,580	2,461,364
Change in fair value of derivative liabilities	(1,204,069)	(77,176)
Fair value of modification of warrants	—	29,262
Impairment of intangible assets	—	1,210,875
Accrued interest on notes payable	419,792	419,792
Gain on extinguishment of liabilities to joint venture partner	(2,474,753)	—
Change in operating assets and liabilities:
Accounts receivables	(8,411)	—
Other receivables	68,000	—
Inventories	15,125	1,545,490
Prepaid expenses	(31,437)	—
Accounts payable	521,829	1,438,582
Accrued liabilities	639,416	136,148
Deferred revenues	204,660	—
Other accrued liabilities – Discontinued Operations	—	(21,477)
NET CASH USED IN OPERATING ACTIVITIES	(1,736,218)	(1,684,450)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired	(336,032)	—
Property and equipment	(3,683)	—
Deposits	350	10,800
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(339,365)	10,800
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	2,051,624	1,703,129
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,051,624	1,703,129
NET CHANGE IN CASH	(23,959)	29,479
CASH – BEGINNING OF YEAR	29,491	12
CASH – END OF YEAR	$5,532	$29,491

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$38,519	$290
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition	2,250,000	—
Common stock issued as payments for accounts payable	496,486	528,478
Common stock issued as payments for accrued salaries and expenses	178,691	424,000
Stock options for accrued bonus and expenses	193,926	81,119
Acquisition payable due seller	250,000	—
Preferred stock issued as payments cancelled and returned to accrued expenses	—	(440,607)
Preferred stock issued as payments cancelled and returned to accounts payable	—	(185,387)

See accompanying notes to consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

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

The Company’s wholly-owned subsidiary Global Telesat Corp. (GTC), provides mobile voice and data communications services globally via satellite to the U.S. government and defense industry end users. GTC specializes in services related to the Globalstar satellite constellation, including ground station construction, satellite telecommunications voice airtime and tracking devices. GTC is also an authorized reseller of satellite telecommunications services offered by other leading satellite network providers such as Inmarsat, Iridium and Thuraya. GTC’s equipment is installed in various ground stations across Africa, Asia, Australia, Europe and South America.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements of World Surveillance Group Inc. and its subsidiaries (“WSGI” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control and, where applicable entities for which the Company has a controlling financial interest or is the primary beneficiary.

All material intercompany accounts and transactions are eliminated in consolidation.

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s consolidated financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no impact on our results of operations, financial position, or changes to shareholders’ deficit.

GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying consolidated financial statements, the Company incurred a loss from operations of $1,119,400 for the year ended December 31, 2011 and negative cash flows from operations of $1,736,218 for the year ended December 31, 2011. The Company had a working capital deficit of $16,837,985 and total stockholders’ deficit of $14,202,019 at December 31, 2011. The Company had an accumulated deficit of $145,632,499 at December 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its UAVs, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiary GTC’s business. The Company’s business plan, which if successfully implemented, will allow it to sell UAVs and other products for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for at least the next several quarters if not for all of the year 2012.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our Argus One airship, our aerostats and GTC products to begin generating revenues from customers.  We anticipate generating revenues from the sale of our airships in 2012 and are already generating revenue from our GTC products.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or begin generating revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We have an agreement with La Jolla Cove Investors for an additional $5 million of funding, however, the timing of such financing is dependent on the effectiveness of a registration statement we filed with the SEC. We continue to have discussions with Space Florida and other entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least December 31, 2012, if we are not able to do so and if we are not able to generate revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved and/or if significant unanticipated events occur or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

REVENUE RECOGNITION

The Company recognizes revenue when all four of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured.

INCOME TAXES

The Company accounts for income taxes using the asset and liability approach. Under this approach, deferred income taxes are recognized based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. Valuation allowances are recorded to reduce the deferred tax assets to an amount that will more likely than not be realized. (See Note 11)

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination. There were no adjustments related to uncertain tax positions recognized during the years ended December 31, 2011 and 2010, respectively.

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

Basic and diluted net income (loss) per common share has been computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each period. Whenever net losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive, thus resulting in a diluted loss per share less than the basic loss per share. If all outstanding options, warrants and convertible shares were converted or exercised as of December 31, 2011, the shares outstanding would be 514,718,451.

 PROPERTY AND EQUIPMENT

Property and equipment are carried at historical cost less accumulated depreciation.  Depreciation is based on the estimated service lives of the depreciable assets and is calculated using the straight-line method. Expenditures that increase the value or productive capacity of assets are capitalized.  Fully depreciated assets are retained in the property and equipment, and accumulated depreciation accounts until they are removed from service.  When property and equipment are retired, sold or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.  Repairs and maintenance are expensed as incurred.

The estimated useful lives of property and equipment are generally as follows:

·	Appliqués and ground stations	15 – 25 years
·	Machinery and equipment	3 – 12 years
·	Office furniture and fixtures	3 – 10 years
·	Computer hardware and software	3 – 7 years
·	Transportation vehicles	3 – 6 years

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

The Company offers share-based compensation programs to its officers, directors and employees that consist of employee stock options, common stock and restricted stock awards. Common stock and restricted stock awards are issued at the closing price of the Company’s common stock on the date of grant. The Company recognizes compensation expense ratably over the vesting periods for restricted stock awards using the grant date fair value of the stock awarded. The Black-Scholes option pricing model is used to value stock options, and compensation expense is recognized ratably over the requisite service vesting period. Stock options typically have contractual terms of three to seven years.  Share-based compensation for employees and non-employees is reflected in the appropriate functional expense category, primarily general and administrative, and research and development. Share-based compensation incurred during the years ended December 31, 2011 and 2010 was $1,109,580 and $2,461,364, respectively. (See Note 10)

NOTE 2. DISCONTINUED OPERATIONS

During 2007, the Company discontinued operations of its telecom and wireless segments and reported the effects as discontinued operations.  The assets and liabilities from its discontinued operations are carried at fair value in the consolidated balance sheets at December 31, 2011 and 2010 as follows:

	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
ASSETS FROM DISCONTINUED OPERATIONS	$6,406	$—	$6,406

Accounts payable	$140,116	$1,216,208	$1,356,324
Accrued liabilities	9,605	—	9,605
LIABILITIES FROM DISCONTINUED OPERATIONS	149,721	1,216,208	1,365,929

Net liabilities of discontinued operations	$143,315	$1,216,208	$1,359,523

No income or expenses were incurred by the Company related to its discontinued operations during 2011. During 2010, the Company reported a net loss from discontinued operations of $9,782.

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

Pursuant to the Agreement, the purchase price paid by the Company for GTC consisted of: $600,000 in cash, with $350,000 payable on the closing of the acquisition (the “Closing”), $125,000 payable on or before the date that is 60 days after the Closing and the final $125,000 payable on or before the date that is 120 days after the Closing ($75,000 of which remains to be paid for which the Company has a waiver), 30,000,000 shares of the Company’s common stock, and an earn-out equal to 5% of the gross revenues related to the construction by GTC of certain potential satellite ground stations.  Pursuant to the Agreement and an Escrow Agreement, 5,500,000 shares of common stock out of the 30,000,000 shares issued by the Company have been placed in escrow for one year to satisfy possible indemnification claims of the Company.  David Phipps, the President of GTC, has entered into an employment agreement with GTC and WSGI to continue in his role as President of GTC. The Shareholder has the right to nominate two members of the Company’s Board of Directors, both of whom are required to be “independent” under the rules and regulations of the Securities and Exchange Commission. The Agreement also includes restrictions on the sale of the Company’s securities issued as the purchase price by the Shareholder for a two-year period following the Closing.

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

GTC’s operating results since the acquisition date of May 25, 2011 are included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2011. The Company’s Consolidated Balance Sheet at December 31, 2011 reflect the net assets of GTC, effective on the acquisition date of May 25, 2011.

The following table summarizes the original and revised allocation of the GTC acquisition purchase price, which has been accounted at the fair values of the assets acquired and liabilities assumed under the acquisition method of accounting:

	Original Allocation	Allocation Adjustment	Revised Allocation
Current assets	$203,780	(19,000)	$184,780
Property and equipment	2,736,732	19,000	2,755,732
Current liabilities assumed	(90,512)	—	(90,512)
Total Purchase Price	$2,850,000		$2,850,000

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

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2011	December 31, 2010
Appliqués and ground stations	$2,755,732	$—
Office furniture and fixtures	6,904	—
	2,762,636	—
Less: accumulated depreciation	(126,670)	—
	$2,635,966	$—

NOTE 5. OTHER ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31, 2011	December 31, 2010
Payroll liabilities	$1,304,303	$998,410
Professional fees	15,000	118,946
Accrued legal claims payable	424,201	274,231
Due to officer	50,000	—
GTC acquisition payable	125,000	—
Other	40,287	—
Due to joint venture partner	—	2,185,000
OTHER ACCRUED LIABILITIES	$1,958,791	$3,576,587

NOTE 6. NOTES PAYABLE

Notes payable is comprised of the following:

	December 31, 2011	December 31, 2010
Unsecured promissory notes	$5,997,030	$5,997,030
Accrued interest	2,234,272	1,814,480
NOTES PAYABLE	$8,231,302	$7,811,510

Notes payable consists of two unsecured promissory notes aggregating $5,997,030 with no stated interest rate or repayment terms.  The Company has accrued interest at 7% per annum on both notes since their inception and includes the notes in current liabilities.

NOTE 7.  IMPAIRMENT OF INTANGIBLE ASSETS AND EXTINGUISHMENT OF DEBT

In 2008 the Company, TAO Technologies Gmbh (“TAO”) and Professor Bernd Kroeplin (“Kroeplin”) entered into a new agreement to form a 50/50 U.S. based joint venture company owned by the Company and TAO to be called Sanswire-TAO Corp. to place, among other things, the license rights to certain TAO intellectual property for the exclusive use in the U.S., Canada and Mexico. The intellectual property included, but was not limited to, an existing patent in Germany as well as any updates to that patent. This integration of the Company and Stuttgart, Germany-based TAO was intended to create various strategic advantages for both companies.

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

Warrants

In the past, the Company obtained financing from the issuance of convertible promissory notes and stock purchase agreements, which included Class A and Class B warrants. Both Class A and Class B warrants contained anti-dilution rights and are considered to be derivative liabilities under U.S. GAAP. During 2010, the Company adopted two new stock purchase agreements and has issued an aggregate of 8,293,834 warrants under the new stock purchase agreements. The warrants issued under these new stock purchase agreements have no anti-dilution rights and are not derivative liabilities. All warrants have 3-year terms and are exercisable for a purchase price of $0.21 per share or, in the case of Class B warrants, $0.315 per share.

The following table summarizes certain information about the Company’s warrants to purchase common stock.

	Derivative Liabilities			Weighted Average
	Warrants	Warrants	Other	Exercise
	Class A	Class B	Warrants	Price

Outstanding at December 31, 2010	21,909,111	21,186,886	2,377,167	$0.244
Warrants issued	—	—	5,916,667	0.210
Warrants expired	(2,277,285)	(2,197,921)	—	0.208
Outstanding at December 31, 2011	19,631,826	18,988,965	8,293,834	$0.253

The following tables provide the assets and liabilities carried at fair value as determined under the U.S. GAAP measurement framework on a recurring basis:

		Fair Value Measurements at December 31, 2011 using:
	Total	(Level 1)	(Level 2)	(Level 3)
Derivative liabilities	125,420	—	—	125,420
Totals	$125,420	$—	$—	$125,420

		Fair Value Measurements at December 31, 2010 using:
	Total	(Level 1)	(Level 2)	(Level 3)
Derivative liabilities	1,329,489	—	—	1,329,489
Totals	$1,329,489	$—	$—	$1,329,489

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy, due to use of an estimate of volatility factors. There were no changes in the valuation techniques during the years ended December 31, 2011 or 2010.

The following table provides a summary of the changes in the fair value of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2011 and 2010:

Fair Value Measurements Using Level 3 Inputs
Derivative liability
Warrants:
Beginning balance as of December 31, 2009	$1,406,665
Fair value of warrants issued	774,981
Fair value of warrants expired	—
Total fair value adjustment	(852,157)
Balance as of December 31, 2010	1,329,489
Fair value of warrants issued	—
Fair value of warrants expired	—
Total fair value adjustment	(1,204,069)
Balance as of December 31, 2011	$125,420

During the years ended December 31, 2011 and 2010, the Company recognized gains in fair value of derivative liabilities of $1,204,069 and $77,176, respectively.

The fair value of the Class A and Class B warrants, which are derivative liabilities was determined using the Black-Scholes option pricing model with the following assumptions:

	December 31,	December 31,
	2011	2010
Warrants:
Risk-free interest rate	0.06% - 0.25%	0.29% - 1.02%
Expected volatility	29% - 146%	10% - 167%
Expected life (in years)	0.33 - 1.75	0.67 - 2.75
Expected dividend yield	-	-

Aggregate fair value of warrants outstanding	$125,420	$1,329,489

The aggregate intrinsic value of the warrants outstanding and exercisable at December 31, 2011 and 2010 was $0 and $22,675, respectively. All warrants were fully exercisable and there was no unamortized cost to be recognized in future periods.

NOTE 9. COMMON STOCK TRANSACTIONS

In July 2011, the authorized shares of the Company’s common stock were increased from 500 million to 750 million.

During the year ended December 31, 2011, the Company issued the following shares of common stock:

SHARES	CONSIDERATION	VALUATION
27,354,998	Shares issued for cash (net of offering costs)	$2,051,625
17,562,200	Shares issued for settlement of debts	352,911
30,000,000	Shares issued for acquisition	2,250,000
2,448,331	Shares issued for services	182,266
1,300,000	Shares issued for directors fees	87,200
3,666,667	Shares issued for compensation and accrued salaries	266,000
20,250,000	Restricted shares issued for bonuses	234,500
1,763,405	Cashless exercises - warrants and options	—
104,345,601

During the year ended December 31, 2010, the Company issued the following shares of common stock:

SHARES	CONSIDERATION	VALUATION
23,111,159	Shares issued for cash (net of offering costs)	$1,703,129
14,354,809	Shares issued for settlement of debts	952,478
11,032,005	Shares issued for services	810,886
6,000,000	Shares issued for directors fees	551,750
5,000,000	Shares issued for bonuses	209,283
59,497,973

The valuation for the common stock issued is based upon the fair value of the stock at the date of issue. Unvested restricted stock will be recorded according to its vesting schedule on future date(s). No values are recorded on the date of the cashless exercise for warrants and options as their valuations were recorded on the date of grant or issuance.

NOTE 10. SHARE-BASED COMPENSATION

The Company issues share-based compensation that consists of common stock, restricted stock and stock options to its directors, officers, employees and consultants. All common stock and restricted stock awards are subject to the securities law restrictions of Rule 144 as promulgated under the Securities Act of 1933, as amended.

Common Stock

The Company recognizes the cost of the common stock issued to directors, officers, and employees as compensation expense at the closing market price on the grant date. All common stock awards are fully vested on the date of grant, therefore no unrecognized compensation expense is associated with these awards. The Company awarded 1,300,000 common shares totaling $87,200 for director fees and 3,666,667 common shares totaling $126,000 for compensation and $140,000 for accrued salaries during the year ended December 31, 2011. The director fees and compensation are included in general and administrative expense.

Restricted Stock

Awards of restricted stock are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. Prior to vesting, ownership of the restricted stock cannot be transferred. The restricted stock has the same voting rights as the common stock. The Company recognizes fair value of restricted stock awards based upon the stock’s closing market price on the grant date as compensation according to the terms of award’s vesting schedule; i.e. ratably over the vesting period or upon attainment of specific performance-based goals and objectives. On December 28, 2011, the Company awarded 5 million restricted shares as 2011 bonuses and 15.25 million restricted shares for 2012 performance-based awards. Compensation expense from vested restricted stock awards totaled $295,219 for 2011 and is reflected in general and administrative expense. There is approximately $715,225 in unrecognized compensation and consulting fees relating to the 2012 performance-based restricted stock awards at December 31, 2011.

Stock Options

The Company has issued stock options at exercise prices equal to the Company’s common stock market price on the date of grant with contractual terms of three to seven years. Historically, the stock options were fully vested and expensed as compensation on the grant date. During 2010, the Company began issuing stock options with vesting schedules and such stock options are generally subject to forfeiture if employment terminates prior to vesting. At December 31, 2011, there were approximately $383,888 in unrecognized compensation expense relating to these awards, of which approximately $363,000 will vest only upon the attainment of specific performance-related goals. Share-based compensation relating to vested options of $521,961 is included in general and administrative expense and $79,200 is included in research and development.

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

The fair values for the 3-year and 7-year options granted during the year ended December 31, 2011 were determined using the Black-Scholes option pricing model with the following assumptions:

	3-Year Options	7-Year Options
Expected stock volatility	128.47%	261.62%
Expected option life	3 years	7 years
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.180%	2.90%

During the year ended December 31, 2011, the Company issued the following options to acquire common stock:

Date Issued	Shares	Consideration	Valuation	Relationship
02/08/2011	1,500,000	Compensation	$77,570	Corporate Officer
03/02/2011	3,500,000	2010 Bonus Awards	$193,926	Board Member & Mgmt Team
03/30/2011	13,750,000	Performance Based Award	$907,058	Board, Mgmt, and Consultant
	18,750,000		$1,178,554

During the year ended December 31, 2010, the Company issued the following options to acquire common stock:

Date Issued	Shares	Consideration	Valuation	Company Relationship
02/04/2010	200,000	Director Compensation	$7,932	Board Member
02/06/2010	500,000	Director Compensation	$20,665	Board Member
10/06/2010	1,300,000	Employee Incentive Comp	$91,907	Corporate Officer
11/30/2010	1,200,000	Accrued Salary	$81,119	Non Executive Employee
12/27/2010	7,222,222	Employee Incentive Comp	$485,403	Corporate Officer and Board Member
12/27/2010	1,333,333	Director Compensation	$89,613	Board Member
	11,755,555		$776,639

The following table summarizes the stock option activity for the years ended December 31,

	2011		2010
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	26,583,334	$.078	38,042,499	$.298
Granted	18,750,000	.068	11,755,556	.089
Exercised	(3,861,111)	.074	—	—
Forfeited / expired / cancelled	(555,556)	.090	(23,214,721)	.118
Outstanding at end of year	40,916,667	$.067	26,583,334	$.078
Options exercisable at end of year	35,009,904	$.068	25,383,334	$.078
Weighted average remaining contractual term	1.80 years		2.09 years

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding and Exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual terms (years)	Weighted Average Exercise price
$.045	4,444,444	0.35	$.045
$.066	8,250,000	6.25	.066
$.070	1,093,237	2.11	.070
$.073	2,250,000	1.00	.073
$.075	3,500,000	2.17	.075
$.080	1,500,000	0.27	.080
$.090	12,672,223	1.59	.090
$.094	1,300,000	1.76	.094
	35,009,904	1.80	$.068

The aggregate intrinsic value of the 35,009,904 options outstanding and exercisable at December 31, 2011 was $8,444. The aggregate intrinsic value for the options is calculated as the difference between the prices of the underlying awards and quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2011.

NOTE 11. INCOME TAXES

The Company has federal and state net operating loss (NOL) carryforwards, which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in these consolidated financial statements. A deferred tax asset for the future benefits of net operating losses and other differences is offset by a 100% valuation allowance due to the uncertainty of the Company's ability to realize future tax benefits from the losses. These net operating losses will expire in the years 2021 through 2031.

Certain income and expenses are recognized in different periods for tax and financial reporting purposes. The items that give rise to these temporary differences at the Company consist of its NOL carryforwards and the related valuation allowances. The resulting deferred tax assets and liabilities consist of the tax effects (computed at 15%) of the temporary differences and are listed below:

	2011	Current Period Changes	2010
Deferred tax assets:
Net operating loss carry-forwards	$17,245,273	$167,910	$17,077,363
Valuation allowance	(17,245,273)	(167,910)	(17,077,363)
Net deferred tax asset	$—	$—	$—

A reconciliation of income benefit provided at the federal statutory rate of 15% to income tax benefit is as follows:

	2011	2010
Income tax benefit computed at federal statutory rate	$(167,910)	$(1,469,402)
Deferred income taxes	167,910	1,469,402
	$—	$—

At the end of 2011, the Company also had net operating loss carry-forwards of its predecessor, related to its reincorporation and reorganization under the Internal Revenue Code, available to offset future taxable income. These NOL carryforwards total approximately $81,429,083 and expire at various dates through 2021.

The Company operated in multiple tax jurisdictions within the United States of America.  Although management does not believe that the Company is currently under examination in any major tax jurisdiction in which it operates other than for the issues with the IRS as described in Note 14, the Company remains subject to examination in all of those tax jurisdictions until the applicable statute of limitations expire.  As of December 31, 2011, 2006 and subsequent tax years remain subject to examination by the Internal Revenue Service (“IRS”) and in the Company’s major state tax jurisdictions.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

NOTE 12. RELATED PARTY TRANSACTIONS

The accounts receivable balance of $20,886 at December 31, 2011 is attributable to amounts due from Global Telesat Communications Ltd. (“GTCL”). GTCL is based in the United Kingdom and is controlled by a current officer of GTC. Total sales to GTCL were $184,789, and accounted for approximately 91% of WSGI’s total sales of $203,682 in 2011. The deferred revenues of $204,660 at December 31, 2011 include $4,660 associated with subscription sales to GTCL.

NOTE 13. COMMITMENTS

Agreements

The Company has entered into several agreements, letters of intent, and memorandums of understanding during 2011 and 2010 and through the date of this Annual Report on Form 10-K, none of which require the recording of any assets, liabilities, revenues or expenses.

Lease Commitments

The Company’s headquarters are located at the Kennedy Space Center, Fl on State Road 405, Building M6-306A, Room 1400. In December 2011, the Company renewed its annual lease agreement for $1,552 per month plus state sales tax. In June, 2011, the Company entered into an annual lease agreement for office space for GTC’s operations in Aventura, Fl for $2,600 per month plus state sales tax. The Company is also obligated under other annual lease and monthly rentals for additional facilities and office furniture.

Rent expense for 2011 and 2010 was $81,505 and $59,585 respectively.

All of the estimated future minimum rental payments on non-cancelable operating leases as of December 31, 2011 consist of $43,338 due during the year ended December 31, 2012.

NOTE 14. LITIGATION AND CONTINGENCIES

In the ordinary conduct of business, the Company is subject to periodic lawsuits, investigations and litigation claims, which the Company accrues for where appropriate and can be reasonably estimated. The Company cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against it.  At December 31, 2011, the Company had the following material contingencies:

Brio Capital

Brio Capital, the holder of a warrant, filed an action against us on February 25, 2011 in the New York Supreme Court, County of New York, for the issuance of approximately 6.2 million shares of common stock upon the exercise of certain warrants. The Court granted a non-final Summary Judgment Order on a portion of the action in favor of Brio in December 2011 requiring the Company, among other things, to issue 6.2 million shares of common stock. The Company has issued the shares required by the Court order. The Company has also entered into a settlement agreement to pay $57,661 in legal fees as required by the Court order and this amount is included in accrued liabilities as of December 31, 2011.

Tsunami Communications v. GlobeTel

On March 3, 2006, Civil Action File No. 06A-02368-5 was filed in Superior Court for Gwinnett County, Georgia by Tsunami Communications and several of its former shareholders. We asserted affirmative defenses and a trial was held in November 2009. By Order of the Court entered on September 2, 2010, an Order was entered against GlobeTel and several other co-defendants for the breach by Sanswire Technologies, Inc. (“ST”) (a then unrelated party) of its asset purchase agreement with the plaintiff Tsunami based on a deemed de facto merger resulting from a subsequent asset purchase agreement between ST and GlobeTel.  As damages, we were ordered to issue 530,015 shares of common stock to former shareholders of Tsunami and pay $229,180 to a former Tsunami shareholder with respect to two outstanding promissory notes. Subsequent to the Order, the plaintiffs filed a Motion for Reconsideration asking the Court to both reconsider its decision to deny several of the plaintiffs’ claims and to substantially increase the award of damages and a Claim for Attorney’s Fees, which has been denied by the Court. The Company has issued the share portion of the Order, but it is in settlement discussions with the plaintiffs relating to the cash portion of the Order. Accrued liabilities at December 31, 2011 include $235,540 to reflect the order.

Peter Khoury

The Company’s former CEO Peter Khoury filed an arbitration proceeding against it on October 10, 2010, and filed an action against the Company in Miami-Dade County in October 2010 which was amended in November 2011 but which was not served on the Company until December 2011, asserting claims for payment of amounts alleged to be due in connection with his services provided to the Company totaling over $400,000 in cash, 1.8 million shares of common stock and an additional $250,000 in shares of common stock.  The Company is in settlement discussions with the plaintiff relating to this matter. Accounts payable and accrued liabilities at December 31, 2011 include $52,483 and $131,000, respectively, to reflect a potential settlement.

The DeCarlo Group

A lawsuit was filed by the DeCarlo Group on November 24, 2010 in Miami-Dade County Courthouse for over $400,000 claimed in connection with CFO and accounting services allegedly rendered to the Company.  It is our position that the Company was overcharged in connection with the services rendered and that no amounts are due. DeCarlo is again seeking a new attorney to represent him in this matter. We have filed a motion to dismiss on various grounds and intend to otherwise defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted.

Siegel

A lawsuit was filed by Frances Siegel, the mother of a former officer and director of the Company, on January 20, 2011 in Miami-Dade County Courthouse for $300,000 plus interest claimed in connection with an alleged investment in the Company back in 2003. The parties have begun preliminary discovery and participated in a mediation session. The Company intends to defend itself vigorously in this matter, but the outcome of the action cannot be predicted.

GlobeTel Wireless Europe GmbH

A lawsuit was filed by Rechtsanwalt Harry Kressel, Court Appointed Insolvency Administrator of the Assets of GlobeTel Wireless Europe GmbH, on March 8, 2011 in the Circuit Court in Brevard County, FL for $165,000 plus interest claimed in connection with the default of the Company on a parent company guaranty with GlobeTel Wireless Europe. We reached a settlement with GlobeTel Wireless Europe resolving this lawsuit, without admitting or denying the allegations. Under the terms of the settlement, we are required to pay them $80,000 over a twelve month period; provided, however, that the total amount is reduced to $65,000 if such amount is paid on or before July 6, 2012. Accounts payable at December 31, 2011 includes $80.000 to reflect the settlement.

Dohan

We filed a lawsuit on November 3, 2008, in the Florida Circuit Court for the Eleventh Circuit in Miami-Dade County, FL against our former auditors, Dohan Brown Salum + Ferro CPA PA n/k/a Dohan Salum + Company CPA PA and the individual auditors who performed work for us.  The claim asserts that but for the professional negligence of the audit firm in failing to observe GAAP and other accounting and auditing standards, we would not have incurred the substantial fees and professional expenses necessary to restate our financials and defend allegations of wrongdoing asserted by the SEC against us. We have filed an amended complaint to add claims. Dohan and Company, P.A., C.P.A.’s filed a related lawsuit against us on July 29, 2011 in the same court alleging unpaid professional accounting fees of $126,820, which case has now been combined with our lawsuit.  The parties have begun preliminary discovery. The Company intends to defend itself vigorously in this matter, but the outcome of the action cannot be predicted.

IRS

During 2010 and 2009, we, under our former name Sanswire Corp., incurred and reported to the Internal Revenue Service (“IRS”) payroll tax liabilities (and deposited the appropriate withholding amounts) during the normal course of business at each payroll cycle.  The Company has reported its payroll tax liabilities for all the tax periods in 2007 and 2008, however, it failed to deposit the appropriate withholding amounts for those periods We recognized this issue and, accordingly, contacted the IRS to make arrangements to pay any taxes due. One such matter has been resolved with the IRS, and we currently estimate the amount involved in the second matter to be approximately $200,000.  We may be subject to additional penalties and interest from the IRS in connection with these payroll tax matters.   We are engaged in discussions with the IRS to settle this matter and have filed an Offer in Compromise with the IRS. The IRS has not agreed to the Company’s offer to settle the tax liability as of the date hereof and the matter is before the IRS Appeals Office.

The Company provides indemnification, to the extent permitted by law, to our officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent is or was serving at our request in such capacity.

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date. The following material subsequent events were as follows:

On February 2, 2012, the Company closed on a Securities Purchase Agreement with a California-based institutional investor (the “Investor”) for an aggregate of $5.5 million. The $500,000 initial tranche was funded at the closing in connection with a Convertible Debenture due in February 2015 and an Equity Investment Agreement (the “EIA”). Pursuant to the EIA, the Investor agreed to invest an additional $5.0 million in monthly tranches beginning on the effectiveness of a registration statement the Company filed with the Securities and Exchange Commission, but not prior to 91 days following the closing. The Investor also has the right to purchase an additional $5.0 million of the Company’s common stock at an exercise price of $0.21 per share for a period of three years. The Company intends to use the proceeds of the financing to expand the operations and continue efforts to commercialize and market the mid-altitude Argus One airship and various GTC products, and develop its next generation of airships with longer durations, higher altitudes and increased payload capacities.

In February 2012, the Company filed both a U.S. utility patent application and a patent application under the Patent Cooperation Treaty for an airship design and method of controlling the airship based on our Argus One UAV.

