Form 10-Q
period 2012-03-31
World Surveillance Group Inc.
filed 2012-05-11
CIK 919742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 4, 2012, there were 450,890,028 shares of the registrant's Common Stock issued and outstanding.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$24,515	$5,532
Accounts receivable (includes accounts receivable from related party of $63,192 and $20,886 at March 31, 2012 and December 31, 2011, respectively.)	93,809	20,886
Inventories	—	4,500
Prepaid expenses	127,854	102,149
Assets of discontinued operations	6,406	6,406
TOTAL CURRENT ASSETS	252,584	139,473

PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $172,854 and $126,670, respectively	2,590,216	2,635,966

OTHER NONCURRENT ASSETS
Deferred financing costs	58,581	—
TOTAL NONCURRENT ASSETS
TOTAL ASSETS	$2,901,381	$2,775,439

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$5,028,848	$5,091,356
Notes payable	8,335,962	8,231,302
Other accrued liabilities	2,119,893	1,958,791
Deferred revenues	231,834	204,660
Derivative liabilities	74,687	125,420
Liabilities from discontinued operations	1,365,929	1,365,929
TOTAL CURRENT LIABILITIES	17,157,153	16,977,458
NONCURRENT LIABILITIES
Convertible notes payable	500,000	—
TOTAL NONCURRENT LIABILITIES	500,000	—
TOTAL LIABILITIES	17,657,153	16,977,458

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00001 par value, 750,000,000 shares authorized; 440,240,028 shares and 426,884,160 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively.	4,402	4,269
Additional paid-in capital	132,264,222	131,426,211
Accumulated deficit	(147,024,396)	(145,632,499)
TOTAL STOCKHOLDERS' DEFICIT	(14,755,772)	(14,202,019)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,901,381	$2,775,439

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
REVENUES
Net sales	$146,729	$—
Cost of sales	131,229	—
Gross profit	15,500	—

COSTS AND EXPENSES:
General and administrative	1,074,894	365,477
Professional fees	147,485	218,703
Depreciation expense	45,750	—
Research and development	76,250	100,000
TOTAL EXPENSES	1,344,379	684,180
LOSS FROM OPERATIONS	(1,328,879)	(684,180)
OTHER INCOME (EXPENSE)
Gain on extinguishment of liabilities to joint venture partner	—	2,474,753
Change in fair value of derivative liabilities	50,733	746,778
Interest expense, net	(113,751)	(134,134)
NET OTHER INCOME (EXPENSE)	(63,018)	3,087,397
NET INCOME (LOSS)	$(1,391,897)	$2,403,217

PER COMMON SHARE DATA (Note 13)
NET LOSS PER SHARE:
Basic and Diluted	$(0.00)	$0.01
WEIGHTED AVERAGE SHARES:
Basic	383,375,304	327,082,203
Diluted	383,375,304	330,340,736

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS'
Description	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
BALANCE, DECEMBER 31, 2011	426,884,160	$4,269	$131,426,211	$(145,632,499)	$(14,202,019)
Shares issued to settle liabilities	2,140,325	21	124,958	—	124,979
Shares issued for legal settlement	6,215,543	62	(62)	—	—
Shares issued for directors’ compensation	5,000,000	50	309,950	—	310,000
Fair value of vested restricted shares issued as performance-based compensation			295,470		295,470
Fair value of vested options issued as share-based compensation	—	—	107,695	—	107,695
Net loss	—	—	—	(1,391,897)	(1,391,897)
BALANCE, MARCH 31, 2012	440,240,028	$4,402	$132,264,222	$(147,024,396)	$(14,755,772)

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011

OPERATING ACTIVITIES:
Net income (loss)	$(1,391,897)	$2,403,217
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	45,750	—
Share-based compensation	605,470	52,331
Fair value of vested options	107,695	30,670
Change in fair value of derivative liabilities	(50,733)	(746,778)
Loan interest capitalized to debt	104,660	105,483
Amortized deferred financing costs	3,446	—
Gain on extinguishment of liabilities to joint venture partner	—	(2,474,753)
Change in operating assets and liabilities:
Accounts receivable	(72,923)	—
Inventories	4,500	—
Prepaid expenses	(25,705)	(2,340)
Accounts payable	(8,269)	116,878
Other accrued liabilities	231,842	109,028
Deferred revenues	27,174	—
NET CASH USED IN OPERATING ACTIVITIES	(418,990)	(406,264)
INVESTING ACTIVITIES:
Deposits	—	350
NET CASH PROVIDED BY INVESTING ACTIVITIES	—	350
FINANCING ACTIVITIES:
Proceeds from debenture, net of deferred financing costs	437,973	—
Proceeds from notes and loans payable	—	200,000
Proceeds from sale of common stock	—	185,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	437,973	385,000
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	18,983	(20,914)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	5,532	29,491
CASH AND EQUIVALENTS, END OF PERIOD	$24,515	$8,577

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued to settle liabilities	124,979	314,220
Common stock issued for accrued expenses	—	38,691
Stock options issued for accrued officers and directors bonuses	—	193,926

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

DESCRIPTION OF BUSINESS

World Surveillance Group Inc. (the “Company”) designs, develops, markets and sells autonomous lighter-than-air (LTA) unmanned aerial vehicles (UAVs) capable of carrying payloads that provide persistent security and/or wireless communication from air to ground solutions at low, mid and high altitudes. The Company’s airships and aerostats, when integrated with electronics systems and other high technology payloads, are designed for use by government-related and commercial entities that require real-time intelligence, surveillance and reconnaissance or communications support for military, homeland defense, border control, drug interdiction, natural disaster relief and maritime missions.

The Company’s wholly-owned subsidiary Global Telesat Corp. (GTC), provides mobile voice and data communications services globally via satellite to the U.S. government, defense industry and commercial users. GTC specializes in services related to the Globalstar satellite constellation, including ground station construction, satellite telecommunications voice airtime and tracking services. GTC has recently launched its e-commerce mobile satellite solution portal and is an authorized reseller of satellite telecommunications equipment and services offered by other leading satellite network providers such as Inmarsat, Iridium and Thuraya. GTC’s equipment is installed in various ground stations across Africa, Asia, Australia, Europe and South America.

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

The consolidated balance sheet information as of December 31, 2011 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended December 31, 2011. These interim condensed consolidated financial statements should be read in conjunction with the Company’s most recently audited financial statements and the notes thereto included in such above referenced Annual Report on Form 10-K.

RECLASSIFICATIONS

Certain 2011 amounts have been reclassified to conform to the 2012 presentation.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $1,328,879 for the three months ended March 31, 2012 and negative cash flows from operations of $418,990 for the three months ended March 31, 2012. The Company had a working capital deficit of $16,904,569 and total stockholders’ deficit of $14,755,772 at March 31, 2012. The Company had an accumulated deficit of $147,024,396 at March 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its UAVs, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiary GTC’s business. The Company’s business plan, which if successfully implemented, will allow it to sell UAVs and other products for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for at least the next several quarters if not for all of the year 2012.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our Argus One airship, our aerostats and GTC products to begin generating revenues from customers.  We anticipate generating revenues from the sale of our airships in 2012 and are already generating revenue from our GTC products.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or begin generating revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We have an agreement with La Jolla Cove Investors for an additional $5 million of funding, however, the timing of such financing is dependent on the effectiveness of a registration statement we filed with the SEC. We continue to have discussions with other entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least December 31, 2012, if we are not able to do so and if we are not able to generate revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved and/or if significant unanticipated events occur or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

REVENUE RECOGNITION

The Company recognizes revenue when all four of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured.

INCOME TAXES

The Company accounts for income taxes using the asset and liability approach. Under this approach, deferred income taxes are recognized based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. Valuation allowances are recorded to reduce the deferred tax assets to an amount that will more likely than not be realized. (See Note 13).

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination. There were no adjustments related to uncertain tax positions recognized during the three months ended March 31, 2012 and 2011, respectively.

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

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, accounts payable, notes payable and derivative instruments. The carrying values for the current financial assets and liabilities approximate fair value due to their short maturity. The fair values of the Company’s derivative instruments are recorded in the condensed consolidated balance sheets. (See Note 8)

USE OF ESTIMATES

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

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share has been computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each period. Whenever losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would result in a diluted loss per share less than the basic loss per share and therefore would be anti-dilutive. If all outstanding options, warrants and convertible shares were converted or exercised as of March 31, 2012, the shares outstanding would be 529,454,652.

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

The estimated useful lives of property and equipment are generally as follows:

Appliques	15 – 25 years
Machinery and equipment	3 – 12 years
Office furniture and fixtures	3 – 10 years
Computer hardware and software	3 – 7 years

Assets held for sale are separately presented on the balance sheet and are no longer depreciated.

LONG LIVED ASSETS

The Company evaluates the fair value of long-lived assets on an annual basis or whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. Accordingly, any impairment of value is recognized when the carrying amount of a long-lived asset exceeds its fair value. No impairment losses have been recognized.

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

The Company offers share-based compensation programs to its officers, directors and employees that consist of employee stock options, common stock and restricted stock awards. Common stock and restricted stock awards are issued at the closing price of the Company’s common stock on the date of grant. The Company recognizes compensation expense ratably over the vesting periods for restricted stock awards using the grant date fair value of the stock awarded. The Black-Scholes option pricing model is used to value stock options, and compensation expense is recognized ratably over the requisite service period. Stock options typically have contractual terms of three to seven years.  Share-based compensation for employees and non-employees is reflected in the appropriate functional expense category, principally the general administrative and research and development categories, as appropriate. Share-based compensation incurred during the three months ended March 31, 2012 and 2011 was $726,885 and $83,001, respectively. (See Note 12)

NOTE 2. DISCONTINUED OPERATIONS

In 2007, the Company discontinued operations of its telecom and wireless segments and reported the effects as discontinued operations.  Certain assets and liabilities from its discontinued operations are carried at fair value in the condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011 as follows:

	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$—	$6,406
ASSETS OF DISCONTINUED OPERATIONS		—

Accounts payable	140,116	1,216,208	1,356,324
Accrued liabilities	9,605	—	9,605
LIABILITIES FROM DISCONTINUED OPERATIONS	149,721	1,216,208	1,365,929

Net liabilities of discontinued operations	$143,315	$1,216,208	$1,359,523

No income or expenses were incurred by the Company related to its discontinued operations for the three-month period ended March 31, 2012 or during the fiscal year 2011.

NOTE 3. ACQUISITIONS

On May 25, 2011, World Surveillance Group Inc. (the “Company”) entered into a Stock Purchase Agreement (the “Agreement”) by and among the Company, Global Telesat Corp. (“GTC”), Growth Enterprise Fund, S.A. (the “Shareholder”) and David Phipps (“Phipps”) pursuant to which the Company acquired 100% of the outstanding shares of capital stock of GTC, thereby making GTC a wholly-owned subsidiary of the Company.

The purchase price paid by the Company for GTC consisted of cash and shares of the Company’s common stock, and an earn-out equal to 5% of the gross revenues related to the construction by GTC of certain potential satellite ground stations.  Pursuant to the Agreement and an Escrow Agreement, 5,500,000 shares of common stock out of the 30,000,000 shares issued by the Company have been placed in escrow for one year to satisfy possible indemnification claims of the Company.  David Phipps, the President of GTC, has entered into an employment agreement to continue in his role as President of GTC. The Shareholder has the right to nominate two members of the Company’s Board of Directors, both of whom are required to be “independent” under the rules and regulations of the Securities and Exchange Commission. The Agreement also includes restrictions on the sale of the Company’s securities issued as the purchase price by the Shareholder for a two-year period following the Closing.

In connection with the Closing, GTC, the Shareholder and the Company also entered into an Option Agreement pursuant to which the Shareholder was granted an exclusive option to purchase certain GTC assets on the occurrence of a bankruptcy event of WSGI occurring within 18 months of the Closing.

The common stock of the Company issued as purchase price pursuant to the Agreement was issued as restricted securities under an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.  The Agreement, however, provides the Shareholder with certain piggyback registration rights, although these rights have been waived in connection with the registration statement the Company filed pursuant to certain Registration Rights Agreements and in connection with the registration statement the Company filed relating to its February 2012 financing.

Management believes the Company’s acquisition of GTC provided the Company with an opportunity to strategically expand and diversify our business. GTC provides mobile voice and data communications services globally via satellite to the U.S. government, defense industry and commercial users. GTC specializes in services related to the Globalstar satellite constellation, including ground station construction, satellite telecommunications voice airtime and tracking services. GTC has recently launched its e-commerce mobile satellite solution portal and is an authorized reseller of satellite telecommunications equipment and services offered by other leading satellite network providers such as Inmarsat, Iridium and Thuraya. GTC’s equipment is installed in various ground stations across Africa, Asia, Australia, Europe and South America.

The operating results of GTC for the current quarter ended are included in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2012. The Company’s Condensed Consolidated Balance Sheet at March 31, 2012 reflects the accounts of GTC, effective since the acquisition date of May 25, 2011.

The following table summarizes the original and revised allocation of the GTC acquisition purchase price, which has been accounted at the fair values of the assets acquired and liabilities assumed under the acquisition method of accounting:

	Original Allocation	Allocation Adjustment	Revised Allocation
Current assets	$203,780	$(19,000)	$184,780
Property and equipment	2,736,732	19,000	2,755,732
Current liabilities assumed	(90,512)	—	(90,512)
Total Purchase Price	$2,850,000	$—	$2,850,000

The acquired property and equipment primarily consists of eight unique satellite network infrastructure devices, known as appliqués, which provide the signal receipt and processing technology that enables and powers Globalstar’s satellite data service. GTC’s appliqués are located at a number of Globalstar satellite ground stations and provide service across Europe, Russia and parts of Australia, Asia, the Middle East and South America. Long-term contracts with Globalstar allow GTC access to their satellite network for the purposes of offering tracking services for commercial applications over the useful life of the appliqués through 2025. GTC has developed various simplex satellite tracking devices that are capable of transmitting locational and other information from any location within the Globalstar satellite network. Although GTC can sell to U.S. government customers without the need for any form of certification, GTC can not sell such tracking devices commercially without certification from Globalstar and the Federal Communications Commission for use in the U.S., and from comparable entities globally, like CE Mark.  GTC has begun the process to apply for certification to sell these devices both in the U.S. and globally. Although, GTC believes the likelihood of obtaining these certifications is high due to its experience in producing these tracking devices for government customers combined with its knowledge and experience of the Globalstar network and their certification requirements, there is no guarantee that GTC will be able to certify its tracking devices. GTC is currently obtaining certification of their proprietary tracking devices for commercial applications and expects to begin selling the tracking devices and service plans in 2012.

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2012 (Unaudited)	December 31, 2011
Appliques	$2,755,732	$2,755,732
Office furniture and fixtures	6,904	6,904
	2,762,636	2,762,636
Less: accumulated depreciation	(172,420)	(126,670)
	$2,590,216	$2,635,966

NOTE 5. OTHER ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2012 (Unaudited)	December 31, 2011
Payroll liabilities	$1,616,796	$1,304,303
Professional fees	10,000	15,000
Accrued legal claims payable	342,240	424,201
Accrued interest on debenture	3,828	—
Due to officer	—	50,000
GTC acquisition payable	75,000	125,000
Other	72,029	40,287
OTHER ACCRUED LIABILITIES	$2,119,893	$1,958,791

NOTE 6. NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2012 (Unaudited)	December 31, 2011
Unsecured promissory notes	$5,997,030	$5,997,030
Accrued interest	2,338,932	2,234,272
NOTES PAYABLE	$8,335,962	$8,231,302

As of March 31, 2012 and December 31, 2011, notes payable included two unsecured promissory notes aggregating $5,997,030 with no stated interest rate or terms of repayment.  The Company has accrued interest at 7% per annum on both notes since their inception and includes the notes in current liabilities.

NOTE 7.  IMPAIRMENT OF INTANGIBLE ASSETS AND EXTINGUISHMENT OF DEBT

By agreement the Company, TAO Technologies Gmbh (“TAO”) and Professor Bernd Kroeplin (“Kroeplin”) formed a 50/50 U.S. based joint venture company owned by the Company and TAO to be called Sanswire-TAO Corp. to place, among other things, the license rights to certain TAO intellectual property for the exclusive use in the U.S., Canada and Mexico. The intellectual property included, but was not limited to, an existing patent in Germany as well as any updates to that patent. This integration of the Company and Stuttgart, Germany-based TAO was intended to create various strategic advantages for both companies.

In the first quarter of 2011, the Company entered into an agreement by and among the Company, TAO, Kroeplin and Global Telesat Corp., providing for, among other things, the termination of all existing agreements between the parties (the “Old Agreements”); the retention by TAO and Kroeplin of all cash and shares of the Company’s common stock previously paid to them; the return of the old STS 111 (SD34) airship by the Company to TAO; the discharge in full of $2,474,753 in debt owed by the Company under the Old Agreements; and the winding down and dissolution of the joint venture, Sanswire-TAO Corp. The Company recorded a $2,474,753 gain on the extinguishment of the debt during the first quarter ended March 31, 2011.  The Sanswire-TAO Corp. was dissolved on June 20, 2011.

NOTE 8.  DERIVATIVE LIABILITIES

The Company accounts for derivative instruments at fair value. Gains and losses from changes in the fair value of derivatives are recognized in interest expense. The Company’s derivative instruments consist of stock warrants that contained anti-dilution provisions that were issued with certain debt and equity financings.

Warrants

In the past, the Company entered into financing agreements for convertible promissory notes and stock purchase agreements, which included Class A and Class B warrants. Both Class A and Class B warrants contained anti-dilution rights and are considered to be derivative liabilities under U.S. GAAP. During 2010 and 2011, the Company entered into new stock purchase agreements and issued an aggregate of 9,677,167 warrants under the 2010 and 2011 stock purchase agreements. Warrants issued under the 2010 and 2011 stock purchase agreements have no anti-dilution rights and are not considered to be derivative liabilities. All warrants have 3-year terms and are exercisable for a purchase price of $0.21 per share or, in the case of Class B warrants, $0.315 per share.

  The following table summarizes certain information about the Company’s warrants to purchase common stock.

				Weighted
	Derivative Liabilities			Average
	Warrants	Warrants	Other	Exercise
	Class A	Class B	Warrants	Price

Outstanding at December 31, 2011	19,631,826	18,988,965	8,293,834	$0.253
Warrants Granted	—	—	1,383,333	0.210
Warrants Expired	—	—	—	—
Outstanding at March 31, 2012	19,631,826	18,988,965	9,677,167	$0.252

The following tables provide the assets and liabilities carried at fair value as determined under the U.S. GAAP measurement framework on a recurring basis:

		Fair Value Measurements at March 31, 2012 Using:
	Total	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	74,687	—	—	74,687
Totals	$74,687	$—	$—	$74,687

		Fair Value Measurements at December 31, 2011 Using:
	Total	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	125,420	—	—	125,420
Totals	$125,420	$—	$—	$125,420

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy, due to use of an estimate of volatility factors. There were no changes in the valuation techniques during the three months ended March 31, 2012.

The following table provides a summary of the changes in the fair value of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2012:

Fair Value Measurements using Level 3 Inputs
Derivative
Liability
Warrants:
Beginning balance at December 31, 2011	$125,420
Fair value of warrants issued	—
Fair value of warrants expired	—
Total fair value adjustment	(50,733)
Ending balance at March 31, 2012	$74,687

The fair value of derivative liabilities was determined using the Black-Scholes option pricing model with the following assumptions:

	March 31,	December 31,
	2012	2011
Warrants:
Risk-free interest rate	0.07% - 0.33%	0.06% - .25%
Expected volatility	23% - 125%	29% - 146%
Expected life (in years)	0.08 - 1.50	0.33 - 1.75
Expected dividend yield	—	—
Fair value of warrants outstanding	$74,687	$125,420

The aggregate intrinsic value of the warrants outstanding and exercisable at March 31, 2012 and December 31, 2011 was $0. All warrants were fully exercisable and there was no unamortized cost to be recognized in future periods.

NOTE 9. CONVERTIBLE NOTES PAYABLE

	March 31, 2012 (Unaudited)	December 31, 2011
Secured Convertible Note Payable, principal due 2/1/15, interest payable monthly at 4.75%	$500,000	$—
CONVERTIBLE NOTES PAYABLE	$500,000	$—

On February 2, 2012, the Company closed on a Securities Purchase Agreement with a California-based institutional investor (the “Investor”) for an aggregate of $5.5 million. The $500,000 initial tranche was funded at the closing in connection with a Convertible Debenture due in February 2015 and an Equity Investment Agreement (the “EIA”). The Debenture is convertible by the Investor into shares of common stock beginning on the earlier to occur of (i) the effectiveness of the Registration Statement, but in no event prior to ninety-one (91) days following the Closing Date, or (ii) one hundred eighty one (181) days following the Closing Date subject to the terms and conditions of the conversion feature contained in the Debenture agreement.

The Debenture is secured by a personal guaranty of Michael K. Clark, then Chairman of the Board, and is backed by a mortgage on certain real estate property owned by Mr. Clark. The guaranty terminates on the earlier of nine (9) months, the conversion of the entire principal amount of the Debenture by the Investor, or the dates that the Investor has converted at least $350,000 of the Debenture and the volume weighted average price of the Company’s common stock exceeds a specified stock price for a specified duration of consecutive trading days.

The Debenture grants the Investor with a right of first refusal on future financings of the Company subject to certain terms and conditions and contains acceleration provisions requiring 120% of the principal amount, accrued and unpaid interest, to become immediately due and payable on certain events of default described therein.

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

The Company incurred customary closing costs including attorney’s fees, commissions and closing costs of $62,027, which are recorded as deferred financing costs to be amortized as additional interest expense on a straight-line basis over the 3-year term of the related Debenture and EIA.

NOTE 10. LITIGATION AND CONTINGENCIES

In the ordinary conduct of business, the Company is subject to periodic lawsuits, investigations and litigation claims, which are accounted for where appropriate. Management cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against the Company.  As of March 31, 2012, we had the following material contingencies:

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

Peter Khoury

The Company’s former CEO Peter Khoury filed an arbitration proceeding against us on October 10, 2010, and filed an action against us in Miami-Dade County in October 2010 which was amended in November 2011 but which was not served on us until December 2011, asserting claims for payment of amounts alleged to be due in connection with his services provided to the Company totaling over $400,000 in cash, 1.8 million shares of common stock and an additional $250,000 in shares of common stock.  We reached a settlement with Mr. Khoury resolving this matter, without admitting or denying the allegations. Under the terms of the settlement, we are required to pay him $50,000 over a four month period and issue 2.75 million shares of our common stock.

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

The Company provides indemnification, to the extent permitted by law, to its’ officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent is or was serving at the Company’s request in such capacity.

NOTE 11. COMMON STOCK TRANSACTIONS

During the three month period ended March 31, 2012, the Company issued the following shares of Common Stock:

SHARES	CONSIDERATION	VALUATION
2,140,325	Shares issued for services	$124,979
6,215,543	Shares issued for legal settlement	—
5,000,000	Shares issued for directors’ compensation	$310,000

The valuation amounts of the above common stock transactions are based on the amounts reflected in common stock and related additional paid-in capital for each transaction.

NOTE 12. SHARE-BASED COMPENSATION

The Company issues stock-based compensation that consists of common stock, restricted stock and stock options to its directors, officers, employees and consultants. All common stock and restricted stock awards are subject to the securities law restrictions of Rule 144 as promulgated under the Securities Act of 1933, as amended, unless covered by a registration statement.

Common Stock

The Company recognizes the cost of the common stock issued to directors, officers, and employees as compensation expense at the closing market price on the grant date. All common stock awards are fully vested on the date of grant, therefore there is no unrecognized compensation expense associated with these awards. During the quarter ended March 31, 2012, the Company accrued $73,720 for 1.9 million unissued common shares for quarterly directors’ fees and issued 5.0 million common shares, totaling $310,000, of which 1.0 million common shares were accrued for $60,000 in 2011 pursuant to a revised compensation agreement with the then Chairman of the Board of Directors.

Restricted Stock

Awards of restricted stock are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. Prior to vesting, ownership of the restricted stock cannot be transferred. The restricted stock has the same voting rights as the common stock. The Company recognizes the grant date fair value of restricted stock awards ratably over the vesting period as compensation expense based upon the stock’s closing market price on the grant date. Performance-based restricted stock that vested during the three months ended March 31, 2012 totaled $295,470. There is approximately $419,755 in unrecognized compensation relating to performance-based restricted stock at March 31, 2012.

Stock Options

The Company has issued stock options at exercise prices equal to the Company’s common stock market price on the date of grant with contractual terms of three to seven years. Historically, the stock options were fully vested and expensed as compensation on the grant date. During 2010, the Company began issuing stock options with vesting schedules and such stock options are generally subject to forfeiture if employment terminates prior to vesting. During the three months ended March 31, 2012, vested options totaled $266,095; options that were rescinded pursuant to the revised compensation agreement with the then Chairman of the Board of Directors totaled $158,400. As of March 31, 2012, there is approximately $12,192 in unrecognized compensation expense relating to unvested stock options.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options. The principal assumptions utilized in valuing stock options include the expected stock price volatility based on the most recent historical period equal to the expected life of the option; an estimate of the expected option life based upon historical experience; no expected dividend yield; and the risk-free interest rate based upon on the yields of Treasury constant maturities for the remaining term of the option.

There were no stock options awarded during the three months ended March 31, 2012.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2012:

	Options Outstanding and Exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual terms (years)	Weighted Average Exercise price
$.045	4,444,444	0.10	$.045
$.066	13,750,000	6.00	.066
$.070	1,259,904	1.86	.070
$.073	2,250,000	.75	.073
$.075	3,500,000	1.92	.075
$.080	1,500,000	0.02	.080
$.090	12,672,223	1.34	.090
$.094	1,300,000	1.52	.094
	40,676,571	2.77	$.074

The aggregate intrinsic value of the options outstanding and exercisable at March 31, 2012 was $0; there were no options in-the-money. The aggregate intrinsic value for the options is the difference between the prices of the underlying awards and quoted price of the Company’s common stock for options in-the-money at March 31, 2012.

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

The Company operated in multiple tax jurisdictions within the United States of America.  Although management does not believe that the Company is currently under examination in any major tax jurisdiction in which it operates other than the issues with the IRS as described in Note 10, the Company remains subject to examination in all of those tax jurisdictions until the applicable statute of limitations expire.  As of March 31, 2012, a summary of the tax years that remain subject to examination in the Company’s major tax jurisdictions are: United States – Federal and State – 2005 and forward.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

NOTE 14. PER SHARE INFORMATION:

Basic earnings per share (“Basic EPS”) of common stock is computed by dividing the net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding. U.S. GAAP requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Consolidated Statements of Operations.  Common stock equivalents totaling 89,214,624 shares were excluded from the computation of Diluted EPS for the three months ended March 31, 2012, as their effect on the computation of Diluted EPS would have been anti-dilutive.

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income (loss)	$(1,391,897)	$2,403,217

Denominator:
Weighted-average common shares outstanding	383,375,304	327,082,203
Dilutive effect of stock warrants and stock options	—	3,258,533
Weighted-average common shares outstanding, assuming dilution	383,375,304	330,340,736

Net loss per share:
Basic and diluted	$(0.00)	$0.01

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date. The following subsequent events were as follows:

On April 27, 2012, Michael K. Clark resigned as a member of the Company's Board of Directors and as its Chairman.

On April 29, 2012, the Board of Directors appointed Anthony R. Bocchichio to serve as a Class II Director and its Chairman until the 2012 Annual Meeting of Stockholders scheduled for July 24, 2012. Mr. Bocchichio entered into a letter agreement with the Company dated April 29, 2012 in connection with his services as a director and as Chairman of the Board that provides for the issuance of 5.0 million shares of the Company's common stock for his first year of service and the payment to him of $5,000 per month as compensation. The Company also entered into its standard indemnification agreement with Mr. Bocchichio.

On May 3, 2012, the registration statement on Form S-1 filed by the Company in connection with its February 2012 financing was declared effective by the SEC.

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

Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2012 compared with the three months ended March 31, 2011 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company” and similar expressions are references to World Surveillance Group Inc. and, depending on the context, its subsidiaries.

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

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

Revenues. Revenue for the three months ended March 31, 2012 of $146,729 relates to revenue earned by GTC for satellite airtime, usage and services.

Cost of Sales. The cost of sales of $131,229 for the three months ended March 31, 2012 consist of satellite handset phone equipment and accessories, activation fees and subscription service fees sold by GTC.

Operating Expenses. Operating expenses consist primarily of compensation, professional fees, research and development, as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, depreciation and amortization and other general corporate expenses. Operating expenses for the three months ended March 31, 2012 totaled $1,344,379, compared to $684,180 during the same period of 2011. The increase of $660,199, or 96%, resulted primarily from a $709,417 increase in general and administrative expenses as compared to the first quarter of 2011. The increase in general and administrative expense is primarily attributable to the $310,000 share-based compensation related to stock grants to the former Chairman of the Board of Directors pursuant to his revised compensation agreement, $272,020 related to performance-based restricted stock grants, and $107,695 in performance-based stock options that vested during the quarter ended March 31, 2012. The increase in general and administrative expenses was partially off-set by a $71,218 reduction in professional fees and a $23,750 reduction in research and development expense during the quarter ended March 31, 3012. Depreciation expense for the three months ended March 31, 2012 reflects depreciation of the appliqués acquired in the GTC acquisition in May 2011. No depreciation or amortization was recorded in the first quarter of 2011 due to that certain impairment and write-off of intellectual property that occurred during the last quarter of 2010.

Loss From Operations. The loss from operations of $1,328,379 for the three months ended March 31, 2012 compares to an operating loss of $684,180 for the same period in 2011. The increase of $644,699, or 94%, primarily reflects the increase in operating expenses described above.

Net Other Income (Expense). Net other expense totaled $63,018 for the three months ended March 31, 2012, reflecting a $50,733 gain on the fair value of derivative liabilities, primarily stock warrants, and interest expense of $113,751. During the same period in 2011, net other income was $3,087,397, which included a $2,474,753 gain on the extinguishment of liabilities due to a former joint venture partner and a $746,778 gain on the fair value of derivative liabilities attributable to increased volatility in our stock price.

Net Income (Loss). We had a net loss of $1,391,897 for the three months ended March 31, 2012 compared to net income of $2,403,217 for the three months ended March 31, 2011, a decrease of $3,795,114, primarily attributable to the $2,474,753 gain on the extinguishment of liabilities due to a former joint venture partner, the $696,045 larger gain on fair value of derivatives reported during the first quarter of 2011, and the increased loss from operations of $644,699 during the first quarter of 2012.

Liquidity and Capital Resources

Assets. Our cash balance was $24,515 at March 31, 2012 compared to $5,532 on December 31, 2011 primarily attributable to revenue. Total assets at March 31, 2012 were $2,901,381 compared to $2,775,439 at December 31, 2011, an increase of $125,942 or 4.5%. This increase is primarily attributable to increases in our cash balance of $18,983, increases in our accounts receivable of $72,923, of which $42,306 resulted from sales on account by GTC to a related party.

.

Liabilities. At March 31, 2012, we had total liabilities of $17,657,153 versus $16,977,458 at December 31, 2011, an increase of $679,695 or 4.0%. This increase is primarily attributable to the $500,000 convertible debenture recorded during the first quarter of 2012. It also reflects accrued interest on the notes payable and slight increases in the other accrued liabilities and deferred revenues, which were partially offset by the reduction of the fair value of the derivatives.

Cash Flows. Our cash used in operating activities during the three months ended March 31, 2012 was $418,990 compared to $406,264 for the same period in 2011, reflecting an increase of $12,726 or 3%.

There were no significant cash flows from investing activities during the three months ended March 31, 2012 and 2011.

Net cash provided by financing activities was $437,973 and $385,000 during the first quarter of 2012 and 2011, respectively, reflecting an increase of $52,973 or 13.8%. During the three months ended March 31, 2012, we received net proceeds of $437,973 ($500,000 less financing cost of $62,027) from a 4 ¾% Secured Convertible Debenture. These proceeds represent the first tranche of a total $5.5 million financing (the “Financing”) evidenced by a Securities Purchase Agreement (the “Agreement”) with a California-based institutional investor (the “Investor”), which closed on February 2, 2012. Pursuant to the terms of a related Equity Investment Agreement (the “EIA”), the Company will begin receiving the balance of $5.0 million in minimum monthly tranches of $250,000 beginning on the date that is earlier to occur of (i) the effectiveness of the Registration Statement, but in no event prior to ninety-one (91) days following the Closing Date, or (ii) one hundred eighty one (181) days following the Closing Date and on each successive thirty (30) day anniversary of the initial investment date. The minimum monthly tranches shall increase from $250,000 to $500,000 if certain stock price performance criteria set forth in the EIA are met. Under the terms of the EIA, the Investor also has the right to purchase an additional $5.0 million of our common stock at an exercise price of $0.21 per share for a period of three years.. During the three months ended March 31, 2011, we received net proceeds of $385,000, $200,000 of which was from a short-term loan and $185,000 of which was from the sale of common stock.

Pursuant to a Stock Purchase Agreement relating to our acquisition of GTC in May 2011, the purchase price includes an earn-out equal to 5% of the gross revenues related to the construction by GTC of certain potential satellite ground stations.  These earn-out payments are unlikely to materially impact our liquidity and capital resources since payments are required to be made to the former shareholder of GTC by us only upon the actual receipt of cash from a customer related to a ground station construction contract.  The earn-out payments would have the effect of reducing our margin on any such contract.  We are obligated to make these earn-out payments until the earlier of May 25, 2036 or the date on which GTC no longer has the right to construct ground stations under the applicable agreement with Globalstar.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $1,328,879 for the three months ended March 31, 2012 and negative cash flows from operations of $418,990 for the three months ended March 31, 2012. The Company had a working capital deficit of $16,904,569 and total stockholders’ deficit of $14,755,772 at March 31, 2012. The Company had an accumulated deficit of $147,024,396 at March 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its UAVs, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiary GTC’s business. The Company’s business plan, which if successfully implemented, will allow it to sell UAVs and other products for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for at least the next several quarters if not for all of the year 2012.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our Argus One airship, our aerostats and GTC products to begin generating revenues from customers.  We anticipate generating revenues from the sale of our airships in 2012 and are already generating revenue from our GTC products.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or begin generating revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We have an agreement with La Jolla Cove Investors for an additional $5 million of funding, however, the timing of such financing is dependent on the effectiveness of a registration statement we filed with the SEC. We continue to have discussions with other entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least December 31, 2012, if we are not able to do so and if we are not able to generate revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved and/or if significant unanticipated events occur or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

Off-Balance Sheet Arrangements

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space; none of which have, or potentially may have, a material effect on our financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources. In accordance with U.S. GAAP, these leases do not meet the criteria for capitalization and are recorded as operating leases.

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

Please refer to our Note 1 of our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, and our Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 and Note 1 of our consolidated financial statements contained therein for a more complete discussion of our critical accounting policies and use of estimates.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

We addressed certain areas of our control environment to strengthen our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during fiscal 2011 and intend on continuing to address these matters.   As a result of our acquisition of Global Telesat Corp., GTC’s parent company has the right to appoint two additional members to our Board of Directors, both of whom are required to be fully independent under the SEC’s rules.  Upon such persons’ appointment to the Board of Directors, we intend on forming a fully independent Nominating and Corporate Governance Committee.  We believe the changes we took in 2011 are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary conduct of business, we are subject to periodic lawsuits, investigations and litigation claims, which we account for where appropriate. We cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against us.  As of March 31, 2012, we had the following material contingencies:

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

Peter Khoury

The Company’s former CEO Peter Khoury filed an arbitration proceeding against us on October 10, 2010, and filed an action against us in Miami-Dade County in October 2010 which was amended in November 2011 but which was not served on us until December 2011, asserting claims for payment of amounts alleged to be due in connection with his services provided to the Company totaling over $400,000 in cash, 1.8 million shares of common stock and an additional $250,000 in shares of common stock.  We reached a settlement with Mr. Khoury resolving this matter, without admitting or denying the allegations. Under the terms of the settlement, we are required to pay him $50,000 over a four month period and issue 2.75 million shares of our common stock.

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

We need to raise significant additional capital in order to meet our cash requirements to fully implement our business plan and continue our operations during the next twelve months.  As of March 31, 2012, we only had $24,515 in cash, we had negative working capital of $16,904,569 and we had a net loss of $1,391,897.  We expect to use the funds raised, if any, to expand and accelerate our research and development efforts, increase our manufacturing facilities, hire additional sales and other personnel, implement additional corporate governance measures, attract independent board members and for other operating activities.  We will, as we deem necessary and prudent, continue to seek to raise additional capital through various financing alternatives, including the private or public sale of equity or debt securities, bank financing or corporate partnering arrangements.   Other than our agreement with La Jolla Cove Investors, we do not have any firm commitments for additional capital from third parties or from our officers, directors or shareholders.  Although our officers and directors or their affiliates have in the past provided us with or helped us obtain capital, they are not legally bound to do so.  We may not be able to raise additional capital on terms acceptable to us or at all.   In order to attract new investors and raise additional capital, we may be forced to provide rights and preferences to new investors that are not available to current stockholders and that may be adverse to existing investors.  If we do not receive adequate additional financing on terms satisfactory to us on a timely basis, or at all, we would not be able to meet our cash payment obligations or fully implement our business plan.  We would likely also have to delay, curtail, scale back or terminate some or all of our operations that could hurt our future performance, prematurely sell some or all of our assets on undesirable terms, merge with or be acquired by another company on unsatisfactory terms, or possibly shut down our operations.

We have a history of operating losses that we anticipate will continue for the foreseeable future.

We have a history of losses from operations and we anticipate that for the foreseeable future, we will continue to experience losses from operations.  Those losses have resulted principally from costs incurred in our research and development efforts, and from general and administrative costs associated with our business.  We had a net loss from operations of $1,328,879 during the three months ended March 31, 2012.  Our accumulated deficits through March 31, 2012 are $147,024,396.  We expect to continue to incur net losses from operations for the next several quarters if not for all of 2012 as we continue to develop and seek to commercialize our products.

We have incurred substantial indebtedness and may be unable to service our debt.

Our indebtedness at March 31, 2012 was $17,350,632 .  A portion of such indebtedness reflects judicial judgments against us that could result in liens being placed on our bank accounts or assets.   We are reviewing our ability to reduce this debt level due to the age and/or settlement of certain payables but we may not be able to do so.  This level of indebtedness could, among other things:

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

The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnity.

We develop and intend to sell products where insurance or indemnification may not be available, including:

•	Designing and developing products using advanced and unproven technologies and airships and aerostats in intelligence and homeland security applications that are intended to operate in high demand, high risk situations; and
•	Designing and developing products to collect, distribute and analyze various types of information.

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

We are defendants in a number of litigation matters and are subject to various other claims and demands mostly related to the operation of the Company’s business by prior management.   These matters may divert financial and management resources that would otherwise be used to benefit our operations.  We intend to aggressively defend ourselves in each of these proceedings but no assurances can be given that the results of these matters will be favorable to us. An adverse resolution or outcome of any of these lawsuits, claims or demands that cannot be predicted with certainty or potential settlements of such matters could adversely affect our business and financial condition, or could result in us having to issue freely tradable shares which could hurt our share price.  Any claims and litigation, even if fully reserved or insured for, could negatively impact our reputation among our customers and the public and make it more difficult for us to raise capital, secure contracts or to compete effectively.

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

 For our business to be successful, we need to attract and retain highly qualified technical, management and sales personnel.  As of March 31, 2012 we employed five employees and relied heavily on outside partners and contractors.  The failure to recruit additional key personnel when needed with specific qualifications and on acceptable terms might impede our ability to continue to develop, commercialize and sell our products.  To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees.  The loss of any members of our management team may also delay or impair achievement of our business objectives and result in business disruptions due to the time needed for their replacements to be recruited and become familiar with our business.  We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

The control deficiencies in our internal control over financial reporting may until remedied cause errors in our financial statements or cause our filings with the SEC to not be timely.

We have identified control deficiencies in our internal control over financial reporting as of the evaluation done by management as of March 31, 2012, including those related to (i) an ineffective global control environment such that control deficiencies in various other components of internal control could lead the auditor to conclude that a significant deficiency or material weakness exists in the control environment, (ii) absent or inadequate segregation of duties within a significant account or process, (iii) inadequate documentation of the components of internal control, and (iv) inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs.  If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the consolidated financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with GAAP for each of the periods presented.  We are implementing additional corporate governance and control measures to strengthen our control environment, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud.  We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

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

The sale of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares.  As of March 21, 2012, we had 701 registered stockholders and many more beneficial holders, many of whom have held their shares for the required holding periods under Rule 144 promulgated pursuant to the Securities Act and thus would hold freely tradable shares.  Pursuant to the private placement documents entered into in connection with the private placement we closed on February 2, 2012, we agreed to register for resale 50,000,000 shares of common stock which may be issuable to a certain selling stockholder pursuant to a convertible debenture issued in the private placement and such selling stockholder is not subject to a lock-up agreement.  The registration statement (the “April Registration Statement”) we filed in connection with the private placement has been declared effective by the SEC, thus the selling stockholder named therein is able to resell publicly from time to time up to 50,000,000 shares of our common stock held by it.  Pursuant to registration rights agreements entered into in connection with the private placements we closed on May 4 and May 27, 2011, we registered (the “May Registration Statement”) for resale 22,588,332 shares of common stock issued to the selling stockholders in the private placements and none of the selling stockholders are subject to lock-up agreements.  The May Registration Statement has been declared effective by the SEC, thus the selling stockholders named therein are able to resell publicly from time to time up to 22,588,332 shares of our common stock held by such selling stockholders.  If such shares registered under the April or May Registration Statements are sold, or if it is perceived they will be sold, the trading price of our common stock could decline. Because investors may be more reluctant to purchase shares of our common stock following substantial sales or issuances, the resale of these shares of common stock could impair our ability to raise capital in the near term.

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

Our restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include:

—	the ability of the board of directors to designate the terms of, and to issue new, series of preferred stock;
—	advance notice requirements for nominations for election to the board of directors;
—	the ability of the board of directors to fix the number of directors and fill any vacancies or newly created directorships;
—	a classified board of directors;
—	Limitations on the removal of directors;
—	limitations on stockholders’ ability to call a special meeting of stockholders; and
—	special voting requirements for the amendment of certain provisions of our bylaws.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2012, we issued an aggregate of 13,335,868 shares of Common Stock for the settlement of debt, board compensation, and for services rendered to us from consultants and partners. Of the shares of Common Stock issued, there were no shares issued for cash during the period. Of the aggregate shares issued, 5,000,000 shares, or 37.5% were issued to insiders and affiliates, as restricted securities under an exemption provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D, Rule 506, promulgated under the Securities Act of 1933. Common Stock issued for cash would be valued $0.075 while other issuances were valued at prices based on the closing market prices on the date the Board of Directors authorized the issuances.

On February 2, 2012 (the “Closing Date”), we closed on a Securities Purchase Agreement (the “Agreement”) with an institutional investor relating to an aggregate $5.5 million financing, the initial investment of $500,000 of which was paid at closing, for the issuance by the Company of a 4 ¾% Secured Convertible Debenture (the “Debenture”) and an Equity Investment Agreement (the “EIA”) subject to the terms and conditions set forth therein (the “Financing”).

Pursuant to the EIA, the investor has agreed to invest in the Company an aggregate of $5.0 million in minimum monthly tranches of $250,000 beginning on the date that is earlier to occur of (i) the effectiveness of the Registration Statement but in no event prior to 91 days after the Closing Date, or (ii) one hundred eighty (180) days following the Closing Date and on each successive thirty (30) day anniversary of such initial investment date; provided, however, that such minimum investment shall increase from $250,000 to $500,000 as long as the VWAP of the Company’s common stock, par value $0.00001 per share (the “Common Stock”) is above $0.09 for the period of ten (10) consecutive Trading Days prior to an investment date; and provided, further, however, that the investor shall invest an additional $500,000 on each investment date for each and every increase in the VWAP of the Company’s Common Stock of at least $0.02 above $0.09 for the period of ten (10) consecutive Trading Days prior to an investment date. Pursuant to the EIA, the investor also has a right to purchase up to an additional $5,000,000 of Common Stock of the Company, or an aggregate of 23,809,523 shares, at a purchase price equal to $0.21 as follows: on each investment date, the investor shall receive the right to purchase a number of shares of Common Stock equal to the amount invested on such investment date divided by $0.21. Under no circumstances will the Common Stock pursuant to this right be settled on a cashless exercise basis.

The Debenture is in the principal amount of $500,000, has a three (3) year term, and has an interest rate of 4 ¾%. The Debenture is convertible by the investor into shares of Common Stock beginning on the earlier to occur of (i) the effectiveness of the Registration Statement, but in no event prior to ninety-one (91) days following the Closing Date, or (ii) one hundred eighty one (181) days following the Closing Date as follows: from time to time during each thirty (30) day period from the Closing, the investor may convert up to five percent (5%) of the face amount of the Debenture if the VWAP of the Company’s Common Stock is at or below $0.09 or up to ten percent (10%) if the VWAP of the Company’s Common Stock is above $0.09 and for every $0.02 increase in the VWAP of the Company’s Common Stock above $0.09, the investor can convert an additional ten percent (10%) of the Debenture. The number of shares of Common Stock into which the Debenture can be converted is equal to the dollar amount of the Debenture being converted divided by the quotient of the Conversion Price divided by 10, plus the Debenture amount being converted divided by the Conversion Price. The Conversion Price is equal to the lesser of (i) $0.35 or (ii) 75% of the average of the VWAP of the Company’s Common Stock during the thirty (30) Trading Days prior to the date of the Conversion Notice, subject to a floor price of $0.075 (subject to adjustment), which if triggered gives the Company the option to convert the portion of the Debenture at a conversion price of $0.075 per share plus pay a cash True-Up Payment on the difference in value of the Common Stock issued versus the Common Stock that would have been issued but for the Floor Price.

A commission will be paid in connection with the Financing as follows: a cash fee of 8% on the first $2 million of proceeds, 6% on the next $2 million, and 4% on any proceeds above $4 million, as well as warrants to purchase a number of shares equal to 10% multiplied by the proceeds. The warrants will have a three-year term, a purchase price of $0.21 and no cashless exercise feature. Such commissions will be paid as the proceeds of the Financing are received by the Company.

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

Item 6.  Exhibits

Exhibits	Description

4.1	Securities Purchase Agreement, dated January 25, 2012, by and between the Company and the purchaser identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2012 and incorporated herein by reference)
4.2	4 ¾% Secured Convertible Debenture, dated January 25, 2012, by and between the Company and the purchaser identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2012 and incorporated herein by reference)
4.3	Equity Investment Agreement, dated January 25, 2012, by and between the Company and the purchaser identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2012 and incorporated herein by reference)

4.4	First Amendment to Securities Purchase Agreement between the Company and the purchaser identified therein dated March 28, 2012 (filed as an Exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on April 11, 2012 and incorporated herein by reference)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extension Schema Document**
101.CAL*	XBRL Taxonomy Calculation Linkbase Document**
101.PRE*	XBRL Taxonomy Presentation Linkbase Document**
101.LAB*	XBRL Taxonomy Label Linkbase Document**
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
+	Indicates management contract relating to compensatory plans or arrangements

**

Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2012

WORLD SURVEILLANCE GROUP INC.

By: /s/ W. Jeffrey Sawyers
Name: W. Jeffrey Sawyers
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Index to Exhibits

Number	Description

4.1	Securities Purchase Agreement, dated January 25, 2012, by and between the Company and the purchaser identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2012 and incorporated herein by reference)
4.2	4 ¾% Secured Convertible Debenture, dated January 25, 2012, by and between the Company and the purchaser identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2012 and incorporated herein by reference)
4.3	Equity Investment Agreement, dated January 25, 2012, by and between the Company and the purchaser identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2012 and incorporated herein by reference)

4.4	First Amendment to Securities Purchase Agreement between the Company and the purchaser identified therein dated March 28, 2012 (filed as an Exhibit to the Company’s Registration Statement on Form S-1, as filed with the SEC on April 11, 2012 and incorporated herein by reference)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extension Schema Document**
101.CAL*	XBRL Taxonomy Calculation Linkbase Document**
101.PRE*	XBRL Taxonomy Presentation Linkbase Document**
101.LAB*	XBRL Taxonomy Label Linkbase Document**
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
+	Indicates management contract relating to compensatory plans or arrangements

**

Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

