Form 10-Q
period 2012-06-30
World Surveillance Group Inc.
filed 2012-08-14
CIK 919742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 2, 2012, there were 470,523,363 shares of the registrant's Common Stock issued and outstanding.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$110,226	$5,532
Accounts receivable (includes accounts receivable from related party of $97,940 and $20,866 at June 30, 2012 and December 31, 2011, respectively.)	112,428	20,886
Inventories	0	4,500
Prepaid expenses	131,219	102,149
Assets of discontinued operations	0	6,406
TOTAL CURRENT ASSETS	353,873	139,473

PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $218,170 and $126,670 at June 30, 2012 and December 31,2011, respectively	2,544,466	2,635,966

OTHER NONCURRENT ASSETS
Deferred financing costs	53,412	0

TOTAL ASSETS	$2,951,751	$2,775,439

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$4,934,287	$5,091,356
Notes payable	8,440,337	8,231,302
Other accrued liabilities	1,877,031	1,958,791
Deferred revenues	22,500	204,660
Derivative liabilities	6,574	125,420
Liabilities from discontinued operations	0	1,365,929
TOTAL CURRENT LIABILITIES	15,280,729	16,977,458
NONCURRENT LIABILITIES
Convertible notes payable	455,000	0
TOTAL NONCURRENT LIABILITIES	455,000	0
TOTAL LIABILITIES	15,735,729	16,977,458

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00001 par value, 750,000,000 shares authorized; 464,990,029 shares and 426,884,160 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively.	4,650	4,269
Additional paid-in capital	133,363,665	131,426,211
Accumulated deficit	(146,152,293)	(145,632,499)
TOTAL STOCKHOLDERS' DEFICIT	(12,783,978)	(14,202,019)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,951,751	$2,775,439

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES
Contract revenues	$200,000	0	200,000	0
Net sales	351,664	26,093	498,393	26,093
Cost of sales	315,219	16,345	446,448	16,345
Gross profit	36,445	9,748	51,945	9,748
NET REVENUES	236,445	9,748	251,945	9,748

COSTS AND EXPENSES:
General and administrative	921,100	790,358	1,995,994	1,155,835
Professional fees	389,480	407,977	536,965	626,680
Acquisition-related costs	0	65,000	0	65,000
Depreciation expense	45,750	12,950	91,500	12,950
Research and development	53,200	168,246	129,450	268,246
TOTAL EXPENSES	1,409,530	1,444,531	2,753,909	2,128,711
LOSS FROM OPERATIONS	(1,173,085)	(1,434,783)	(2,501,964)	(2,118,963)
OTHER INCOME (EXPENSE)
Gain on extinguishment of liabilities to joint venture partner	0	0	0	2,474,753
Net gain from the release of restricted assets and the derecognition of liabilities of discontinued operations	544,201	0	544,201	0
Gain on derecognition of legacy payables	1,787,324	0	1,787,324	0
Loss from conversion agreement true-up	(237,120)	0	(237,120)	0
Change in fair value of derivative liabilities	68,113	(970,310)	118,846	(223,532)
Interest expense, net	(117,330)	(109,756)	(231,081)	(243,890)
NET OTHER INCOME (EXPENSE)	2,045,188	(1,080,066)	1,982,170	2,007,331
NET INCOME (LOSS)	$872,103	(2,514,849)	(519,794)	(111,632)

PER COMMON SHARE DATA (Note 13)
NET LOSS PER SHARE:
Basic and Diluted	$0.00	(0.01)	(0.00)	(0.00)
WEIGHTED AVERAGE SHARES:
Basic and Diluted	428,520,996	362,484,346	393,701,894	344,881,070

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2012

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS'
Description	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
BALANCE, DECEMBER 31, 2011	426,884,160	$4,269	$131,426,211	$(145,632,499)	$(14,202,019)
Shares issued for convertible debt conversion	6,600,001	66	275,814	0	275,880
Shares issued for services	4,140,325	41	274,938	0	274,979
Shares issued for legal settlement	8,965,543	90	106,610	0	106,700
Shares issued for directors’ compensation	11,900,000	119	563,601	0	563,720
Shares issued for employee bonuses	6,500,000	65	257,735	0	257,800
Fair value of vested restricted shares issued as performance-based compensation	0	0	342,370	0	342,370
Fair value of vested options issued as share-based compensation	0	0	116,386	0	116,386
Net loss				(519,794)	(519,794)
BALANCE, JUNE 30, 2012	464,990,029	$4,650	$133,363,665	$(146,152,293)	$(12,783,978)

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2012	2011

OPERATING ACTIVITIES:
Net income (loss)	$(519,794)	$(111,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	91,500	12,950
Share-based compensation	1,280,280	467,869
Change in fair value of derivative liabilities	(118,846)	223,532
Net gain from the release of restricted assets and the derecognition of liabilities of discontinued operations	(544,201)	0
Gain on derecognition of legacy payables	(1,787,324)	0
Loss on conversion of debt	237,120	0
Loan interest capitalized to debt	209,035	208,171
Amortized deferred financing costs	8,614	0
Gain on extinguishment of liabilities to joint venture partner	0	(2,474,753)
Change in operating assets and liabilities:
Receivables	(91,541)	(14,237)
Inventories	4,500	0
Prepaid expenses	(29,071)	(11,310)
Accounts payable	504,263	369,980
Other accrued liabilities	304,345	200,576
Deferred revenues	(182,160)	210,312
NET CASH USED IN OPERATING ACTIVITIES	(633,280)	(918,542)
INVESTING ACTIVITIES:
Acquisition, net of cash acquired	0	(336,032)
Property and equipment	0	(2,322)
Deposits	0	(4,363)
NET CASH PROVIDED BY INVESTING ACTIVITIES	0	(342,717)
FINANCING ACTIVITIES:
Proceeds from debenture, net of deferred financing costs	437,974	0
Proceeds from convertible debt conversion	300,000	1,941,625
NET CASH PROVIDED BY FINANCING ACTIVITIES	737,974	1,941,625
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	104,694	680,366
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	5,532	29,491
CASH AND EQUIVALENTS, END OF PERIOD	$110,226	$709,857

SUPPLEMENTAL INFORMATION:
Interest paid	$0	$0
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisitions	0	2,250,000
Common stock issued for accounts payable	274,979	361,136
Common stock issued for accrued expenses	0	38,691
Common stock issued for settlements	106,700	0
Common stock issued for convertible debt conversion	275,880	0
Acquisition payable due seller	0	250,000
Stock options issued for accrued officers and directors bonuses	0	193,926

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

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $2,501,964 for the six months ended June 30, 2012 and negative cash flows from operations of $633,280 for the six months ended June 30, 2012. The Company had a working capital deficit of $14,926,856 and total stockholders’ deficit of $12,783,978 at June 30, 2012. The Company had an accumulated deficit of $146,152,293 at June 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its UAVs, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiary GTC’s business. The Company’s business plan, which if successfully implemented, will allow it to sell UAVs and other products for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for at least the next quarter if not for all of the year 2012.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our Argus One airship, our aerostats and GTC products to begin generating revenues from customers.  We anticipate generating revenues from the sale of our airships in 2012 and are already generating revenue from our GTC products.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or begin generating revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We have an agreement with La Jolla Cove Investors for an additional $5.0 million of funding. We continue to have discussions with other entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least December 31, 2012, if we are not able to do so and if we are not able to generate revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved and/or if significant unanticipated events occur or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

REVENUE RECOGNITION

The Company recognizes revenue when all four of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. The Company records unearned contract revenues and subscription fees as deferred revenues and their associated costs of sales as prepaid expenses. Deferred revenues from subscription fees and their related costs are amortized over the subscription term. Deferred revenues from contracts and their related costs are recognized upon completion and fulfillment of the contractual obligation using the completed contract method. Revenues of $200,000 from the Space Florida contract previously recorded as deferred revenues were recognized during the period ended June 30, 2012. The Company fulfilled its contractual obligation to Space Florida and provided parameters of the Argus One airship payload and flight tests completed in Nevada during May.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination. There were no adjustments related to uncertain tax positions recognized during the six months ended June 30, 2012 and 2011, respectively.

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

Under the measurement framework, a fair valuation hierarchy for disclosure of the inputs to valuation used to measure fair value has been established. This hierarchy prioritizes the inputs into three broad levels that reflect the degree of subjectivity necessary to determine fair value measurements, as follows.  Level 1 inputs are based on unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are based on quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly, through market corroboration, for substantially the full term of the asset or liability.  Level 3 inputs are unobservable inputs and reflect the Company’s estimates of assumptions that market participants would use to measure assets and liabilities at fair value.  The fair values are therefore determined using model-based techniques that include option pricing discounted cash flow models. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, accounts payable, notes payable and derivative instruments. The carrying values for the current financial assets and liabilities approximate fair value due to their short maturity. The fair values of the Company’s derivative instruments are recorded in the condensed consolidated balance sheets. (See Note 9)

USE OF ESTIMATES

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

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share has been computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each period. Whenever losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would result in a diluted loss per share less than the basic loss per share and therefore would be anti-dilutive. If all outstanding options, warrants, purchase rights and convertible shares were converted or exercised as of June 30, 2012, the shares outstanding would be 537,368,705. There were no common stock equivalents in the money at June 30, 2012.

 PROPERTY AND EQUIPMENT

Property and equipment are carried at cost less accumulated depreciation.  Depreciation is based on the estimated service lives of the depreciable assets and is calculated using the straight-line method.  Expenditures that increase the value or productive capacity of assets are capitalized. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service.  When property and equipment is retired, sold or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.  Repairs and maintenance are expensed as incurred.

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

DERIVATIVE FINANCIAL INSTRUMENTS

Derivative liabilities primarily relate to warrants to purchase common stock of the Company issued in conjunction with certain debt and equity financings. Each reporting period the Company determines the fair value of the stock warrants using the Black-Scholes option pricing model at the balance sheet date. Changes in the fair value of the stock warrants are recognized each period in current earnings. (See Note 9)

SHARE-BASED COMPENSATION

The Company offers share-based compensation programs to its officers, directors and employees that consist of employee stock options, common stock and restricted stock awards. Common stock and restricted stock awards are issued at the closing price of the Company’s common stock on the date of grant. The Company recognizes compensation expense ratably over the vesting periods for restricted stock awards using the grant date fair value of the stock awarded. The Black-Scholes option pricing model is used to value stock options, and compensation expense is recognized ratably over the requisite service period. Stock options typically have contractual terms of three to seven years.  Share-based compensation for employees and non-employees is reflected in the appropriate functional expense category, principally the general administrative and research and development categories, as appropriate. Share-based compensation incurred during the six months ended June 30, 2012 and 2011 was $1,322,290 and $467,869, respectively. (See Note 12)

NOTE 2. DISCONTINUED OPERATIONS

In 2007, the Company discontinued operations of its telecom and wireless segments and reported the effects as discontinued operations.  Certain assets and liabilities from its discontinued operations are carried at fair value in the consolidated balance sheet at December 31, 2011 as follows:

	Telecom	GlobeTel Wireless	Total
Cash	$6,406	$0	$6,406
ASSETS OF DISCONTINUED OPERATIONS	6,406	0	6,406

Accounts payable	140,116	1,216,208	1,356,324
Accrued liabilities	9,605	—	9,605
LIABILITIES FROM DISCONTINUED OPERATIONS	149,721	1,216,208	1,365,929

Net liabilities of discontinued operations	$143,315	$1,216,208	$1,359,523

During the quarter ended June 30, 2012, the Company conducted a detailed analysis of certain of its accounts payable and accrued liabilities including (i) liabilities from discontinued operations of $1,365,929, and (ii) legacy payables and accrued liabilities of $1,787,324. Certain of these liabilities represented legal judgments and thus were excluded from the potential write-off and will remain on WSGI’s books. The remaining analyzed liabilities from discontinued operations and legacy payables and accrued liabilities are no longer enforceable debts of the Company due to the passage of the applicable statutes of limitation and were written-off the books of the Company. These liabilities along with the assets of discontinued operations of $6,406 have resulted in a gain of $2,331,525, consisting of the net gain from the release of restricted assets and the derecognition of liabilities of discontinued operations of $544,201 and the gain on the derecognition of legacy payables of $1,787,324.

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

The purchase price paid by the Company for GTC consisted of cash and shares of the Company’s common stock, and an earn-out equal to 5% of the gross revenues related to the construction by GTC of certain potential satellite ground stations.  Pursuant to the Agreement and an Escrow Agreement, 5,500,000 shares of common stock out of the 30,000,000 shares issued by the Company were placed in escrow for one year to satisfy possible indemnification claims of the Company, but have since been released.  David Phipps, the President of GTC, has entered into an employment agreement to continue in his role as President of GTC. The Shareholder has the right to nominate two members of the Company’s Board of Directors, both of whom are required to be “independent” under the rules and regulations of the Securities and Exchange Commission. The Agreement also includes restrictions on the sale of the Company’s securities issued as the purchase price by the Shareholder for a two-year period following the Closing.

In connection with the Closing, GTC, the Shareholder and the Company also entered into an Option Agreement pursuant to which the Shareholder was granted an exclusive option to purchase certain GTC assets on the occurrence of a bankruptcy event of WSGI occurring within 18 months of the Closing.

The common stock of the Company issued to pay the purchase price pursuant to the Agreement was issued as restricted securities under an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.  The Agreement provides the Shareholder with certain piggyback registration rights. However, these rights have been waived in connection with the registration statement the Company filed pursuant to certain other Registration Rights Agreements and in connection with the registration statement the Company filed relating to its February 2012 financing.

Management believes the Company’s acquisition of GTC provides the Company with an opportunity to strategically expand and diversify our business. GTC provides mobile voice and data communications services globally via satellite to the U.S. government, the defense industry and to other commercial users. GTC specializes in services related to the Globalstar satellite constellation, including ground station construction, satellite telecommunications voice airtime and tracking services. GTC has recently launched its e-commerce mobile satellite solution portal and is an authorized reseller of satellite telecommunications equipment and services offered by other leading satellite network providers such as Inmarsat, Iridium and Thuraya. GTC’s equipment is installed in various ground stations across Africa, Asia, Australia, Europe and South America.

The operating results of GTC for the current quarter ended are included in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012. The Company’s Condensed Consolidated Balance Sheet at June 30, 2012 reflects the accounts of GTC, effective since the acquisition date of May 25, 2011.

The following table summarizes the original and revised allocation of the GTC acquisition purchase price, which has been accounted at the fair values of the assets acquired and liabilities assumed under the acquisition method of accounting:

	Original Allocation	Allocation Adjustment	Revised Allocation
Current assets	$203,780	$(19,000)	$184,780
Property and equipment	2,736,732	19,000	2,755,732
Current liabilities assumed	(90,512)	0	(90,512)
Total Purchase Price	$2,850,000	$0	$2,850,000

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

NOTE 4.  RELATED PARTY TRANSACTIONS

The accounts receivable at June 30, 2012 and December 31, 2011, include trade receivables from Global Telesat Communications, Ltd. (“GTCL”) of $97,940 and $20,866, respectively. GTCL is a related party based in the United Kingdom and controlled by a current officer of GTC. Total sales to GTCL for the three and six-months ended June 30, 2012 were $246,051 and $370,287, respectively, and accounts for 70% and 74% of total sales for each period. Beginning in 2012, GTC began charging a 10% handling fee on all large orders from GTCL. Total sales to GTCL for the year ended 2011 were $184,789, accounting for 91% of the total 2011 sales of $203,682.

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,
	2012 (Unaudited)	December 31, 2011
Appliques	$2,755,732	$2,755,732
Office furniture and fixtures	6,904	6,904
	2,762,636	2,762,636
Less: accumulated depreciation	(218,170)	(126,670)
PROPERTY AND EQUIPMENT, NET	$2,544,466	$2,635,966

NOTE 6. OTHER ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30,
	2012 (Unaudited)	December 31, 2011
Payroll liabilities	$1,169,897	$1,304,303
Professional fees	10,000	15,000
Accrued legal claims payable	235,540	424,201
Accrued cash true-up from conversion	306,240	0
Accrued interest on debenture	9,560	0
Due to officer	0	50,000
GTC acquisition payable	75,000	125,000
Other	70,794	40,287
OTHER ACCRUED LIABILITIES	$1,877,031	$1,958,791

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following:

	June 30,
	2012 (Unaudited)	December 31, 2011
Unsecured promissory notes	$5,997,030	$5,997,030
Accrued interest	2,443,307	2,234,272
NOTES PAYABLE	$8,440,337	$8,231,302

As of June 30, 2012 and December 31, 2011, notes payable included two unsecured promissory notes aggregating $5,997,030 with no stated interest rate or terms of repayment.  The Company has accrued interest at 7% per annum on both notes since their inception and includes the notes in current liabilities.

NOTE 8.  IMPAIRMENT OF INTANGIBLE ASSETS AND EXTINGUISHMENT OF DEBT

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

NOTE 9.  DERIVATIVE LIABILITIES

The Company accounts for derivative instruments at fair value. Gains and losses from changes in the fair value of derivatives are recognized in interest expense. The Company’s derivative instruments consist of stock warrants that contain anti-dilution provisions that were issued with certain debt and equity financings.

Warrants

In the past, the Company entered into financing agreements for convertible promissory notes and stock purchase agreements, which included

Class A and Class B warrants. Both Class A and Class B warrants contained anti-dilution rights and are considered to be derivative liabilities under U.S. GAAP. During 2010 and 2011, the Company entered into new stock purchase agreements and issued an aggregate of 9,677,167 warrants under the 2010 and 2011 stock purchase agreements. Warrants issued under the 2010 and 2011 stock purchase agreements have no anti-dilution rights and are not considered to be derivative liabilities. Stock purchase rights pursuant to the Equity Investment Agreement (“EIA”), and warrants issued pursuant to a Broker Fee Agreement in connection with our February 2012 financing are not considered to be derivatives and are computed based upon the investment amount. All warrants and purchase rights have 3-year terms and are exercisable for a purchase price of $0.21 per share or, in the case of Class B warrants, $0.315 per share.

The following table summarizes certain information about the Company’s warrants to purchase common stock.

	Derivative Liabilities		Other Warrants &	Weighted Average
	Warrants Class A	Warrants Class B	Purchase Rights	Exercise Price

Outstanding at December 31, 2011	19,631,826	18,988,965	8,293,834	$0.253
Warrants Granted	0	0	1,428,333	0.210
Purchase Rights Granted			2,142,856	0.210
Warrants Expired	(7,333,333)	(6,690,472)	0	0
Outstanding at June 30, 2012	12,298,493	12,298,493	11,865,023	$0.245

The following tables provide the assets and liabilities carried at fair value as determined under the U.S. GAAP measurement framework on a recurring basis:

		Fair Value Measurements at June 30, 2012 Using:
	Total	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	6,574	0	0	6,574
Totals	$6,574	$0	$0	$6,574

		Fair Value Measurements at December 31, 2011 Using:
	Total	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	125,420	0	0	125,420
Totals	$125,420	$0	$0	$125,420

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy, due to use of an estimate of volatility factors. There were no changes in the valuation techniques during the six months ended June 30, 2012.

The following table provides a summary of the changes in the fair value of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2012:

Fair Value Measurements using Level 3 Inputs
Derivative
Liability
Warrants:
Beginning balance at December 31, 2011	$125,420
Fair value of warrants issued	0
Fair value of warrants expired	0
Total fair value adjustment	(118,846)
Ending balance at June 30, 2012	$6,574

The fair value of derivative liabilities was determined using the Black-Scholes option pricing model with the following assumptions:

	June 30,	December 31,
	2012	2011
Warrants:
Risk-free interest rate	0.21% - 0.33%	0.06% - .25%
Expected volatility	70% - 133%	29% - 146%
Expected life (in years)	0.58 - 1.25	0.33 - 1.75
Expected dividend yield	0	0
Fair value of warrants outstanding	$6,574	$125,420

The aggregate intrinsic value of the warrants outstanding and exercisable at June 30, 2012 and December 31, 2011 was $0. All warrants were fully exercisable and there was no unamortized cost to be recognized in future periods.

NOTE 10. CONVERTIBLE NOTES PAYABLE

	June 30,
	2012 (Unaudited)	December 31, 2011
Secured Convertible Note Payable, principal due 2/1/15, interest payable monthly at 4.75%	$455,000	$0
CONVERTIBLE NOTES PAYABLE	$455,000	$0

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

The Debenture is secured by a personal guaranty of Michael K. Clark, then Chairman of the Board, and is backed by a mortgage on certain real property owned by Mr. Clark. The guaranty terminates on the earlier of nine (9) months, the conversion of the entire principal amount of the Debenture by the Investor, or the dates that the Investor has converted at least $350,000 of the Debenture and the volume weighted average price of the Company’s common stock exceeds a specified stock price for a specified duration of consecutive trading days.

The Debenture grants the Investor with a right of first refusal on future financings of the Company, subject to certain terms and conditions, and contains acceleration provisions requiring 120% of the principal amount, accrued and unpaid interest, to become immediately due and payable on certain events of default described therein. The Debenture contains provisions for a cash true-up in the event the conversion price is less than the floor price of $.075, in which the Company will pay to the holder an amount equal to the difference in the value of the actual common stock issued using the floor price as the conversion price, and the value of the common stock that would have been delivered had the conversion been done without regard to the floor price. The Company has accrued cash true-up balance of $306,240 and recognized an aggregate loss of $237,120 on the three conversions completed during the quarter ended June 30, 2012.

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

The Company incurred customary closing costs including attorney’s fees, commissions and closing costs of $62,027, which are recorded as deferred financing costs to be amortized as additional interest expense on a straight-line basis over the 3-year term of the related Debenture and EIA. During the six months ended June 30, 2012, we received net proceeds of $437,973 ($500,000 less financing cost of $62,027) from a 4 ¾% Secured Convertible Debenture and $300,000 in additional net proceeds from a total $5.5 million financing agreement with the Investor . The Debenture agreement contains provisions for an optional cash true-up adjustment in the event the conversion price is less than a floor price of $0.075 per share. When this occurs, we have the option to pay to the Investor an amount equal to the difference in the value of the actual common stock issued using the floor price as the conversion price, and the value of the common stock that would have been delivered had the conversion been done without regard to the floor price. At June 30, 2012, our accrued cash true-up balance was $306,240, and we recognized an aggregate loss of $237,120 on the three conversions completed during the period. The accrued cash true-up balance can be credited against the $5.0 million investment at the discretion of the Investor. Pursuant to the terms of a related Equity Investment Agreement (the “EIA”), on each successive thirty (30) day anniversary of the initial investment date, the Company is to receive minimum monthly tranches of $250,000, which can be increased to $500,000 if certain stock price performance criteria set forth in the EIA are met.

NOTE 11. COMMON STOCK TRANSACTIONS

During the six month period ended June 30, 2012, the Company issued the following shares of Common Stock:

SHARES	CONSIDERATION	VALUATION
4,140,325	Shares issued for services	$274,979
8,965,543	Shares issued for legal settlement	106,700
11,900,000	Shares issued for directors’ compensation	563,720
6,500,000	Shares issued for employee bonuses	257,800
6,600,001	Shares issued for conversion of debt	275,880
38,105,869		$1,479,079

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

Common Stock

The Company recognizes the cost of the common stock issued to directors, officers, and employees as compensation expense at the closing market price on the grant date. All common stock awards are fully vested on the date of grant, therefore there is no unrecognized compensation expense associated with these awards. During the six months ended June 30, 2012, the Company has issued 11.9 million common shares, totaling $563,720 in directors fees, of which 5.0 million were awarded to the new Chairman of the Board of Directors and 6.0 million were awarded to the former Chairman of the Board of Directors. The Company accrued the second quarter directors’ fees of $14,000.

Restricted Stock

Awards of restricted stock are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. Prior to vesting, ownership of the restricted stock cannot be transferred. The restricted stock has the same voting rights as the common stock. The Company recognizes the grant date fair value of restricted stock awards ratably over the vesting period as compensation expense based upon the stock’s closing market price on the grant date. Performance-based restricted stock and restricted stock issued as retention bonuses that vested during the six months ended June 30, 2012 totaled $600,170. There is approximately $372,855 in unrecognized compensation relating to performance-based restricted stock at June 30, 2012.

Stock Options

The Company has issued stock options at exercise prices equal to the Company’s common stock market price on the date of grant with contractual terms of three to seven years. Historically, the stock options were fully vested and expensed as compensation on the grant date. During 2010, the Company began issuing stock options with vesting schedules and such stock options are generally subject to forfeiture if employment terminates prior to vesting. Stock options that vested during the six months ended June 30, 2012 had a grant date fair value that totaled $274,790; options that were rescinded pursuant to the revised compensation agreement with the former Chairman of the Board of Directors totals $158,400. As of June 30, 2012, there is approximately $3,500 in unrecognized compensation expense relating to unvested stock options.

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

There were no stock options awarded during the six months ended June 30, 2012.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2012:

	Options Outstanding and Exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual terms (years)	Weighted Average Exercise price
$.045	4,444,444	2.75	$.045
$.066	9,750,000	5.75	.066
$.070	1,426,571	1.61	.070
$.073	2,250,000	.50	.073
$.075	2,500,000	1.67	.075
$.080	1,500,000	2.75	.080
$.090	12,672,223	1.77	.090
$.094	1,300,000	1.27	.094
	35,843,238	2.90	$.075

The aggregate intrinsic value of the options outstanding and exercisable at June 30, 2012 was $0 and there were no options in-the-money. The aggregate intrinsic value for the options is the difference between the prices of the underlying awards and quoted price of the Company’s common stock for options in-the-money at June 30, 2012.

NOTE 13. INCOME TAXES

The Company has federal and state net operating loss (NOL) carry-forwards, which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the condensed consolidated financial statements. A deferred tax asset for the future benefits of net operating losses and other differences is offset by a 100% valuation allowance due to the uncertainty of the Company's ability to utilize the losses. These net operating losses begin to expire in the year 2021.

The Company operates in multiple tax jurisdictions within the United States of America.  Although management does not believe that the Company is currently under examination in any major tax jurisdiction in which it operates other than the issues with the IRS as described in Note 15, the Company remains subject to examination in all of those tax jurisdictions until the applicable statute of limitations expire.  As of June 30, 2012, a summary of the tax years that remain subject to examination in the Company’s major tax jurisdictions are: United States – Federal and State – 2005 and forward.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

NOTE 14. PER SHARE INFORMATION:

The computation of basic and  diluted earnings per share of common stock is below.  There were no common stock equivalents in the money at June 30, 2012. Common stock equivalents totaling 86,817,432 shares were excluded from the computation of Diluted EPS for the six months ended June 30, 2011, as their effect on the computation of Diluted EPS would have been anti-dilutive.

	Six Months Ended June 30,
	2012	2011
Numerator:
Net income (loss)	$(519,794)	$(111,632)
Denominator:
Weighted-average common shares outstanding	393,701,894	344,881,070
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

NOTE 15. LITIGATION AND CONTINGENCIES

In the ordinary conduct of business, the Company is subject to periodic lawsuits, investigations and litigation claims, which are accounted for where appropriate. Management cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against the Company.  As of June 30, 2012, we had the following material contingencies:

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

Siegel

A lawsuit was filed by Frances Siegel, the mother of a former officer and director of the Company, on January 20, 2011 in Miami-Dade County Courthouse for $300,000 plus interest claimed in connection with an alleged investment in the Company back in 2003. The parties have begun preliminary discovery and participated in a mediation session. The Court has appointed a guardian to represent Mrs. Siegel. We intend to defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted.

GlobeTel Wireless Europe GmbH

A lawsuit was filed by Rechtsanwalt Harry Kressel, Court Appointed Insolvency Administrator of the Assets of GlobeTel Wireless Europe GmbH, on March 8, 2011 in the Circuit Court in Brevard County, FL for $165,000 plus interest claimed in connection with the default of the Company on a parent company guaranty with GlobeTel Wireless Europe. We reached a settlement with GlobeTel Wireless Europe resolving this lawsuit, without admitting or denying the allegations. Under the terms of the settlement, we are required to pay them $80,000 over a twelve month period.

  Siefert

A lawsuit was filed by Thomas Seifert, a former officer and director of the Company, on April 9, 2012 in the Circuit Court of the 17th Judicial Circuit in Broward County for $548,000 and 7.0 million shares of common stock for alleged unpaid compensation. The Company has filed a motion to dismiss. We intend to defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted.

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

IRS

During 2010 and 2009, we, under our former name Sanswire Corp., incurred and reported to the Internal Revenue Service (“IRS”) payroll tax liabilities (and deposited the appropriate withholding amounts) during the normal course of business at each payroll cycle.  The Company has reported its payroll tax liabilities for all the tax periods in 2007 and 2008, however, it failed to deposit the appropriate withholding amounts for those periods We recognized this issue and, accordingly, contacted the IRS to make arrangements to pay any taxes due. One such matter has been resolved with the IRS, and we currently estimate the amount involved in the second matter to be approximately $200,000.  We may be subject to additional penalties and interest from the IRS in connection with these payroll tax matters. We are engaged in discussions with the IRS to settle this matter and filed an Offer in Compromise with the IRS, which was not accepted. We are continuing to cooperate with the IRS to resolve this matter.

The Company provides indemnification, to the extent permitted by law, to our officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent is or was serving at our request in such capacity.

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date and determined no subsequent events occurred during the period requiring disclosure.

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

Growth and percentage comparisons made herein generally refer to the three and six months ended June 30, 2012 compared with the three and six months ended June 30, 2011 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company” and similar expressions are references to World Surveillance Group Inc. and, depending on the context, its subsidiaries.

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

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2011

Revenues. Sales of satellite phones, accessories, activation and subscription service fees for the three months ended June 30, 2012 were $351,664 compared to sales of $26,093 for the same period of 2011, an increase of $325,571. Sales to Global Telesat Communications, Ltd., a related party, were $246,051 for the three months ended June 30, 2012. Contract revenues of $200,000 from the Space Florida contract was previously recorded as deferred revenues and were recognized as revenue during the quarter ended June 30, 2012. The Company fulfilled its contractual obligation by providing a report to Space Florida describing the performance parameters from the Argus One airship payload and flight tests completed in Nevada during May 2012.

Cost of Sales. Cost of sales totaled $315,219 for the three months ended June 30, 2012, compared to $16,345 for the same period of 2011, an increase of $298,874, and consists of the costs associated with satellite phones, accessories, activation and subscription service fees sold by GTC.

Operating Expenses. Operating expenses consist primarily of compensation, professional fees, research and development, as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, depreciation and other general corporate expenses. Operating expenses for the three months ended June 30, 2012 totaled $1,409,530, compared to $1,444,531 during the same period of 2011. The decrease of $35,001, or 2.4%, resulted primarily from decreases of $115,046 in research and development and $65,000 in acquisition-related costs, and was partially offset by an increase of $130,742 in general and administrative expenses, as compared to the same period for 2011. The increase in general and administrative expense is primarily attributable to the $180,000 share-based compensation awarded to the new Chairman of the Board of Directors. The acquisition-related costs in the 2011 period were related to the GTC acquisition. The increased depreciation expense in the 2012 period reflects three months’ depreciation on the appliqués acquired in the GTC acquisition compared to the 2011 period, which reflects depreciation only from the acquisition date of May 24, 2011.

Loss From Operations. The loss from operations of $1,173,085 for the three months ended June 30, 2012 compares to an operating loss of $1,434,783 for the same period in 2011. The decline of $261,698, or 18.2%, reflects the Space Florida revenues, the increase in GTC sales and the net reduction of operating expenses in the 2012 period described above.

Net Other Income (Expense). Net other income totaled $2,045,188 for the three months ended June 30, 2012, compared to net other expense of $1,080,066 for the same period of 2011. The net other income for the quarter ended June 30, 2012 primarily reflects the net gain from the release of restricted assets and the derecognition of liabilities of discontinued operations of $544,201 and the gain on the derecognition of legacy payables of $1,787,324. The $237,120 loss on convertible debt conversion in the 2012 period relates to the fair value of the converted common shares and the required cash true-up accrual when the shares are converted using the floor price of $.075 per share as opposed to the specified conversion price as computed under the debenture agreement. The $68,113 gain on the fair value of derivative liabilities in the 2012 period resulted from the fair value of the outstanding warrants determined from our Black-Scholes option pricing model. Interest expense of $117,330 during the 2012 period includes interest expense on the notes payable, convertible debt and amortization of the deferred financing costs over the 3-year term of the convertible debt. During the same period in 2011, net other expense of $1,080,066, included a $970,310 loss on the fair value of derivative liabilities and interest expense of $109,756.

Net Income (Loss). We had net income of $872,103 for the three months ended June 30, 2012 compared to a net loss of $2,514,849 for the three months ended June 30, 2011, an increase of $3,386,952, primarily reflecting the gain of $2,331,525 from the release of restricted assets and the derecognition of liabilities of the discontinued operations and legacy payables, and the $1,038,423 difference in the fair value of derivatives during the three months ended June 30, 2012 compared to 2011.

Comparison of Six Months Ended June 30, 2012 and 2011

Revenues. Sales of satellite phones, accessories, activation and subscription service fees for the six months ended June 30, 2012 were $498,393 compared to sales of $26,093 for the same period of 2011, an increase of $472,300. Sales to Global Telesat Communications, Ltd., a related party, were $370,287 for the six months ended June 30, 2012. Contract revenues of $200,000 from the Space Florida contract previously recorded as deferred revenues were recognized as revenue during the quarter ended June 30, 2012. The Company fulfilled its contractual obligation by reporting the performance parameters from the Argus One airship payload and flight tests completed in Nevada during May 2012 to Space Florida.

Cost of Sales. The cost of sales of $446,448 for the six months ended June 30, 2012 compared to $16,345 during the same period of 2011, an increase of $430,103 reflects the higher sales volume in 2012 and consists of the costs of satellite phones, accessories, activation and subscription service fees sold by GTC.

Operating Expenses. Operating expenses consist primarily of compensation, professional fees, research and development, as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, depreciation and other general corporate expenses. Operating expenses for the six months ended June 30, 2012 totaled $2,753,909, compared to $2,128,711 during the same period of 2011. The increase of $625,198, or 29.4%, resulted primarily from an $840,159 increase in general and administrative expenses as compared to the same period 2011. The increase in general and administrative expense is primarily attributable to the $310,000 stock awarded to the former Chairman of the Board of Directors pursuant to his revised compensation agreement; a $180,000 stock award to the new Chairman of the Board of Directors; and $181,593 in general and administrative expenses related to GTC’s six months of operations in 2012 compared to only one month in 2011. The increase in general and administrative expenses was partially off-set by a $89,715 reduction in professional fees; $65,000 reduction in acquisition-related cost; and a $138,796 reduction in research and development expense compared to the same period of 2011. The increase in depreciation expense of $78,550 in 2012 reflects six-months of depreciation on the GTC appliqués acquired in May 2011, as compared to one month’s depreciation in 2011. No depreciation or amortization was recorded in the first quarter of 2011 due to the impairment and write-off of intellectual property that occurred during the last quarter of 2010.

Loss From Operations. The loss from operations of $2,501,964 for the six months ended June 30, 2012 compares to an operating loss of $2,118,963 for the same period in 2011. The increase of $383,001, or 18.1%, reflects the increase in operating expenses described above.

Net Other Income (Expense). Net other income totaled $1,982,170 for the six months ended June 30, 2012, compared to net other income of $2,007,331 for the same period of 2011. The net other income for the six months ended June 30, 2012 primarily reflects the gain on the release of restricted assets and the derecognition of liabilities of discontinued operations of $544,201 and the gain on the derecognition of legacy payables of $1,787,324. The $237,120 loss on convertible debt conversion in the 2012 period relates to the fair value of the converted common shares and the required cash true-up accrual when the shares are converted using the floor price of $.075 per share as opposed to the specified conversion price as computed under the debenture agreement. The $118,846 gain on the fair value of derivative liabilities in the 2012 period, primarily resulted from the fair value calculation of the outstanding warrants using our Black-Scholes option pricing model. Interest expense was $231,081 during the 2012 period includes interest expense on the notes payable, convertible debt and amortization of the deferred financing costs over the 3-year term of the convertible debt. During the same period in 2011, net other income of $2,007,331, included a $2,474,753 gain on the extinguishment of liabilities due to a former joint venture partner; a $223,532 loss on the fair value of derivative liabilities; and interest expense of $243,890.

Net Income (Loss). We had a net loss of $519,794 for the six months ended June 30, 2012 compared to a net loss of $111,632 during the same period of 2011, an increase of $408,162, primarily attributable to the increased loss from operations of $383,001 and the $237,120 loss on conversion of the convertible debt during 2012.

Liquidity and Capital Resources

Assets .. Our cash balance was $110,226 at June 30, 2012 compared to $5,532 on December 31, 2011 primarily attributable to collection of accounts receivable, increased GTC revenues during the period, and cash investments under the Equity Investment Agreement. Total assets were $2,951,751 at June 30, 2012 compared to $2,775,439 at December 31, 2011, an increase of $176,312 or 6.4%, resulting primarily from increases in cash of $104,694 and accounts receivable of $91,542.

Liabilities .. During the quarter ended June 30, 2012, the Company conducted a detailed analysis of certain of its accounts payable and accrued liabilities including (i) liabilities from discontinued operations of $1,365,929, and (ii) legacy payables and accrued liabilities of $1,787,324. Certain of these liabilities represented legal judgments and thus were excluded from the potential write-off and will remain on WSGI’s books. The remaining analyzed liabilities from discontinued operations and legacy payables and accrued liabilities are no longer enforceable debts of the Company due to the passage of the applicable statutes of limitation and were written-off the books of the Company. These liabilities along with the assets of discontinued operations of $6,406 resulted in an aggregate gain of $2,331,525 consisting of the gain on the from the release of assets and the derecognition of liabilites of discontinued operations of $544,201 and the gain on the derecognition of legacy payables of $1,787,324.

At June 30, 2012, we had total liabilities of $15,735,729 compared to $16,977,458 at December 31, 2011, a decrease of $1,241,729 or 7.3%. This decrease reflects the $550,607 derecognition of the liabilities of the discontinued operations (excludes the gain on write-off of assets of $6,406) and $1,787,324 derecognition of legacy payables; the $200,000 decline in deferred revenues due to recognition of the Space Florida contract revenue; and the $118,846 decline in the fair value of the derivatives. These reductions were partially offset by the $455,000 of new convertible debt; the $306,240 increase in accrued liabilities relating to the convertible debt; and increases in the trade accounts payable and accrued payroll liabilities.

Cash Flows .. Our cash used in operating activities during the six months ended June 30, 2012 was $633,280 compared to $918,542 for the same period in 2011, reflecting a decrease of $285,262, or 31%, primarily a result of collections on accounts receivables.

There were no cash flows from investing activities during the six months ended June 30, 2012. Net cash used in investing activities during the six month period in 2011 were $342,717, of which $336,032 was the net cash used in the GTC acquisition.

Net cash provided by financing activities was $737,974 during the six months ended June 30, 2012 compared to $1,941,625 during the same period of 2011, reflecting a decrease of $1,203,651 or 62%. During the six months ended June 30, 2012, we received net proceeds of $437,973 ($500,000 less financing cost of $62,027) from a 4 ¾% Secured Convertible Debenture and $300,000 in additional net proceeds from a total $5.5 million financing agreement with an institutional investor (the “Investor”). The Debenture agreement contains provisions for an optional cash true-up adjustment in the event the conversion price is less than a floor price of $0.075 per share. When this occurs, we have the option to pay to the investor an amount equal to the difference in the value of the actual common stock issued using the floor price as the conversion price, and the value of the common stock that would have been delivered had the conversion been done without regard to the floor price. At June 30, 2012, our accrued cash true-up balance was $306,240, and we recognized an aggregate loss of $237,120 on the three conversions completed during the period. The accrued cash true-up can be credited against the $5.0 million investment at the discretion of the Investor. Pursuant to the terms of a related Equity Investment Agreement (the “EIA”), on each successive thirty (30) day anniversary of the initial investment date, the Company is to receive minimum monthly tranches of $250,000, which can be increased to $500,000 if certain stock price performance criteria set forth in the EIA are met. Under the terms of the EIA, the Investor also has the right to purchase an additional $5.0 million of our common stock at an exercise price of $0.21 per share for a period of three years. During the six months ended June 30, 2011, net cash provided by financing activities of $1,941,625 primarily from the sale of common stock.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $2,501,964 and negative cash flows from operations of $633,280 for the six months ended June 30, 2012. The Company had a working capital deficit of $14,926,856, total accumulated deficits of $146,152,293 and total stockholders’ deficit of $12,783,978 at June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its UAVs, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiary GTC’s business. The Company’s business plan, which if successfully implemented, will allow it to sell UAVs and other products for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for at least the next several quarters if not for all of 2012.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our Argus One airship, our aerostats and GTC products to begin generating revenues from customers.  We anticipate generating revenues from the sale of our airships in 2012 and are already generating revenue from our GTC products.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or begin generating revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. As noted above, we have an agreement with the Investor for $5.0 million of funding. We continue to have discussions with other entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least December 31, 2012, if we are not able to do so and if we are not able to generate revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved and/or if significant unanticipated events occur or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

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

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

We addressed certain areas of our control environment to strengthen our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during fiscal 2011 and the first six months of 2012 and intend on continuing to address these matters. We appointed a new Chairman of the Board of Directors in April 2012, who is independent under the SEC’s rules.  As a result of our acquisition of Global Telesat Corp., GTC’s parent company has the right to appoint two additional members to our Board of Directors, both of whom are required to be fully independent under the SEC’s rules.  Upon such persons’ appointment to the Board of Directors, we intend on forming a fully independent Nominating and Corporate Governance Committee.  We believe the changes we took in 2011 and the first six months of 2012 are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary conduct of business, we are subject to periodic lawsuits, investigations and litigation claims, which we account for where appropriate. We cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against us.  As of June 30, 2012, we had the following material contingencies:

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

Siegel

A lawsuit was filed by Frances Siegel, the mother of a former officer and director of the Company, on January 20, 2011 in Miami-Dade County Courthouse for $300,000 plus interest claimed in connection with an alleged investment in the Company back in 2003. The parties have begun preliminary discovery and participated in a mediation session. The Court has appointed a guardian to represent Mrs. Siegel. We intend to defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted.

GlobeTel Wireless Europe GmbH

A lawsuit was filed by Rechtsanwalt Harry Kressel, Court Appointed Insolvency Administrator of the Assets of GlobeTel Wireless Europe GmbH, on March 8, 2011 in the Circuit Court in Brevard County, FL for $165,000 plus interest claimed in connection with the default of the Company on a parent company guaranty with GlobeTel Wireless Europe. We reached a settlement with GlobeTel Wireless Europe resolving this lawsuit, without admitting or denying the allegations. Under the terms of the settlement, we are required to pay them $80,000 over a twelve month period.

 Siefert

A lawsuit was filed by Thomas Seifert, a former officer and director of the Company, on April 9, 2012 in the Circuit Court of the 17th Judicial Circuit in Broward County for $548,000 and 7.0 million shares of common stock for alleged unpaid compensation. The Company has filed a motion to dismiss. We intend to defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted.

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

IRS

During 2010 and 2009, we, under our former name Sanswire Corp., incurred and reported to the Internal Revenue Service (“IRS”) payroll tax liabilities (and deposited the appropriate withholding amounts) during the normal course of business at each payroll cycle.  The Company has reported its payroll tax liabilities for all the tax periods in 2007 and 2008, however, it failed to deposit the appropriate withholding amounts for those periods We recognized this issue and, accordingly, contacted the IRS to make arrangements to pay any taxes due. One such matter has been resolved with the IRS, and we currently estimate the amount involved in the second matter to be approximately $200,000.  We may be subject to additional penalties and interest from the IRS in connection with these payroll tax matters.   We are engaged in discussions with the IRS to settle this matter and filed an Offer in Compromise with the IRS, which was not accepted. We are continuing to cooperate with the IRS to resolve this matter.

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

We need to raise significant additional capital in order to meet our cash requirements to fully implement our business plan and continue our operations during the next twelve months.  As of June 30, 2012, we had $110,226 in cash and negative working capital of $14,926,856. We also had a loss from operations of $2,501,964 for the six months ended June 30, 2012.  We expect to use the funds raised, if any, to expand and accelerate our research and development efforts, increase our manufacturing facilities, hire additional sales and other personnel, implement additional corporate governance measures, attract independent board members and for other operating activities.  We will, as we deem necessary and prudent, continue to seek to raise additional capital through various financing alternatives, including the private or public sale of equity or debt securities, bank financing or corporate partnering arrangements.   Other than our agreement with La Jolla Cove Investors, we do not have any firm commitments for additional capital from third parties or from our officers, directors or shareholders.  Although our officers and directors or their affiliates have in the past provided us with or helped us obtain capital, they are not legally bound to do so.  We may not be able to raise additional capital on terms acceptable to us or at all.   In order to attract new investors and raise additional capital, we may be forced to provide rights and preferences to new investors that are not available to current stockholders and that may be adverse to existing investors.  If we do not receive adequate additional financing on terms satisfactory to us on a timely basis, or at all, we would not be able to meet our cash payment obligations or fully implement our business plan.  We would likely also have to delay, curtail, scale back or terminate some or all of our operations that could hurt our future performance, prematurely sell some or all of our assets on undesirable terms, merge with or be acquired by another company on unsatisfactory terms, or possibly shut down our operations.

We have a history of operating losses that we anticipate will continue for the foreseeable future.

We have a history of losses from operations and we anticipate that for the foreseeable future, we will continue to experience losses from operations.  Those losses have resulted principally from costs incurred in our research and development efforts, and from general and administrative costs associated with our business.  We had a net loss from operations of $2,501,964 during the six months ended June 30, 2012.  Our accumulated deficit at June 30, 2012 was $146,152,293.  We expect to continue to incur net losses from operations for the next several quarters if not for all of 2012 as we continue to develop and seek to commercialize our products.

We have incurred substantial indebtedness and may be unable to service our debt.

Our indebtedness at June 30, 2012 was $15,706,655.  A portion of such indebtedness reflects judicial judgments against us that could result in liens being placed on our bank accounts or assets.   We are reviewing our ability to reduce this debt level due to the age and/or settlement of certain payables but we may not be able to do so.  This level of indebtedness could, among other things:

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

We currently rely exclusively on our technical partner, Eastcor Engineering, and its chief technologist for the development and commercialization of our airships and aerostats.  We currently have no technical personnel as employees of the Company. While we believe the relationship with Eastcor and its chief technologist to be very strong, there is no assurance that it will always remain so. If this relationship were to break down or terminate or if we were to lose the services of Eastcor and its chief technologist, it would cause a significant delay in our ability to continue to develop, manufacture and sell our airships and aerostats, postpone commercial revenue to us and increase the costs related to such development and commercialization. We had an agreement with Eastcor, which expired in accordance with its terms and we are presently negotiating a new agreement to establish responsibilities for the technical development of our products. There is no guarantee, however, that we will be able to enter into such an agreement.

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

Our intellectual property and proprietary rights are one of the keys to our performance and ability to remain competitive and are necessary for the success of our products and our business. Patent protection can be limited and not all intellectual property is or can be patented. We rely on a combination of patent, trademark, copyright, and trade secret laws as well as confidentiality agreements and procedures, non-compete agreements and other contractual provisions to protect our intellectual property, other proprietary rights and our brand.  We have little protection when we must rely on trade secrets and nondisclosure agreements.  We filed a provisional patent application on our Argus One airship in February 2011. In February 2012 we filed both a U.S. utility patent application and a patent application under the Patent Cooperation Treaty for an airship design and method of controlling the airship based on our Argus One UAV. In May 2012 we filed a provisional patent application on our Argus Hybrid Releasable Aerostat and in August 2012, we filed a provisional patent application on our “Blimp in a Box™ ” .. There is no assurance that a patent will issue from any such applications. We intend to continue to expand the patent protection for our airships, aerostats and other products as we deem appropriate, but there can be no assurance that we will be able to secure any such patent protection.  Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors. Furthermore, our competitors may independently develop technologies and products that are substantially equivalent or superior to our technologies and/or products, which could result in decreased revenues.  Moreover, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights which could result in substantial costs to us and substantial diversion of management attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products.  Our inability to adequately protect our intellectual property rights could adversely affect our business and financial condition, and the value of our brand and other intangible assets.

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

 For our business to be successful, we need to attract and retain highly qualified technical, management and sales personnel.  As of June 30, 2012 we employed five employees and relied heavily on outside partners and contractors.  The failure to recruit additional key personnel when needed with specific qualifications and on acceptable terms might impede our ability to continue to develop, commercialize and sell our products.  To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees.  The loss of any members of our management team may also delay or impair achievement of our business objectives and result in business disruptions due to the time needed for their replacements to be recruited and become familiar with our business.  We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

The control deficiencies in our internal control over financial reporting may until remedied cause errors in our financial statements or cause our filings with the SEC to not be timely.

We have identified control deficiencies in our internal control over financial reporting as of the evaluation done by management as of June 30, 2012, including those related to (i) an ineffective global control environment such that control deficiencies in various other components of internal control could lead the auditor to conclude that a significant deficiency or material weakness exists in the control environment, (ii) absent or inadequate segregation of duties within a significant account or process, (iii) inadequate documentation of the components of internal control, and (iv) inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs.  If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the consolidated financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with GAAP for each of the periods presented.  We are implementing additional corporate governance and control measures to strengthen our control environment, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud.  We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

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

The sale of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares.  As of August 2, 2012, we had 692 registered stockholders and many more beneficial holders, many of whom have held their shares for the required holding periods under Rule 144 promulgated pursuant to the Securities Act and thus would hold freely tradable shares.  Pursuant to the private placement documents entered into in connection with the private placement we closed on February 2, 2012, we agreed to register for resale 50,000,000 shares of common stock which may be issuable to a certain selling stockholder pursuant to a convertible debenture issued in the private placement and such selling stockholder is not subject to a lock-up agreement.  The registration statement (the “April Registration Statement”) we filed in connection with the private placement has been declared effective by the SEC, thus the selling stockholder named therein is able to resell publicly from time to time up to 50,000,000 shares of our common stock held by it.  Pursuant to registration rights agreements entered into in connection with the private placements we closed on May 4 and May 27, 2011, we registered (the “May Registration Statement”) for resale 22,588,332 shares of common stock issued to the selling stockholders in the private placements and none of the selling stockholders are subject to lock-up agreements.  The May Registration Statement has been declared effective by the SEC, thus the selling stockholders named therein are able to resell publicly from time to time up to 22,588,332 shares of our common stock held by such selling stockholders.  If such shares registered under the April or May Registration Statements are sold, or if it is perceived they will be sold, the trading price of our common stock could decline. Because investors may be more reluctant to purchase shares of our common stock following substantial sales or issuances, the resale of these shares of common stock could impair our ability to raise capital in the near term.

There are a large number of shares underlying our convertible debenture and equity investment agreement that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of August 2, 2012, we had 470,523,363 shares of common stock issued and outstanding, a convertible debenture outstanding that may be converted into an estimated maximum 73,333,333 shares of common stock at current market prices with a conversion floor of $0.075, and an equity investment agreement to purchase 23,809,523 shares of common stock.   There are 50,000,000 of the shares issuable upon conversion of the debenture may be sold without restriction upon effectiveness of a registration statement we filed with the SEC. The sale of these shares may adversely affect the market price of our common stock.

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

In February 2012, we issued a convertible debenture, which is due and payable, with 4 3/4% interest, three years from the date of issuance, unless sooner converted into shares of our common stock.  In addition, any event of default could require the early repayment of the convertible debenture at a price equal to 110% of the amount due under the debenture.  We anticipate that the full amount of the convertible debenture, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the convertible debenture. If we are required to repay the convertible debenture, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debenture when required, the debenture holder could commence legal action against us and foreclose on our assets to recover the amounts due. Any such action would likely require us to curtail our operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended June 30, 2012, we issued an aggregate of 38,105,869 shares of Common Stock for the settlement of debt, board compensation, employee bonuses, conversion of debt and for services rendered to us from consultants and partners. Of the aggregate shares issued, 18,400,000 shares, or 48.3% were issued to insiders and affiliates, as restricted securities under an exemption provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D, Rule 506, promulgated under the Securities Act of 1933. Common Stock issuances were valued at prices based on the closing market prices on the date the Board of Directors authorized the issuances.

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

Pursuant to the EIA, the investor has agreed to invest in the Company an aggregate of $5.0 million in minimum monthly tranches of $250,000 beginning on the date that is earlier to occur of (i) the effectiveness of the Registration Statement but in no event prior to 91 days after the Closing Date, or (ii) one hundred eighty (180) days following the Closing Date and on each successive thirty (30) day anniversary of such initial investment date; provided, however , that such minimum investment shall increase from $250,000 to $500,000 as long as the VWAP of the Company’s common stock, par value $0.00001 per share (the “Common Stock”) is above $0.09 for the period of ten (10) consecutive Trading Days prior to an investment date; and provided, further, however, that the investor shall invest an additional $500,000 on each investment date for each and every increase in the VWAP of the Company’s Common Stock of at least $0.02 above $0.09 for the period of ten (10) consecutive Trading Days prior to an investment date. Pursuant to the EIA, the investor also has a right to purchase up to an additional $5,000,000 of Common Stock of the Company, or an aggregate of 23,809,523 shares, at a purchase price equal to $0.21 as follows: on each investment date, the investor shall receive the right to purchase a number of shares of Common Stock equal to the amount invested on such investment date divided by $0.21. Under no circumstances will the Common Stock pursuant to this right be settled on a cashless exercise basis.

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

Other than the securities issued upon the conversion of the debenture, which shares have been registered with the SEC, the above securities were offered and issued in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act.  The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.  In certain issuances of Common Stock for cash, the Company paid a placement agent a fee of either (i) ten percent (10%) in cash, or (ii) ten percent (10%) in cash and five percent (5%) in stock, of certain amounts of capital raised.

Item 6.  Exhibits

Exhibits	Description

10.1+	Letter Agreement, dated April 29, 2012, between the Company and Anthony R. Bocchichio (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 30, 2012 and incorporated herein by reference)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extension Schema Document**
101.CAL*	XBRL Taxonomy Calculation Linkbase Document**
101.PRE*	XBRL Taxonomy Presentation Linkbase Document**
101.LAB*	XBRL Taxonomy Label Linkbase Document**
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
+	Indicates management contract relating to compensatory plans or arrangements

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2012

WORLD SURVEILLANCE GROUP INC.

By: /s/ W. Jeffrey Sawyers
Name: W. Jeffrey Sawyers
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Index to Exhibits

Number	Description

10.1+	Letter Agreement, dated April 29, 2012, between the Company and Anthony R. Bocchichio (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 30, 2012 and incorporated herein by reference)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extension Schema Document**
101.CAL*	XBRL Taxonomy Calculation Linkbase Document**
101.PRE*	XBRL Taxonomy Presentation Linkbase Document**
101.LAB*	XBRL Taxonomy Label Linkbase Document**
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
+	Indicates management contract relating to compensatory plans or arrangements

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

