Form 10-Q
period 2012-09-30
World Surveillance Group Inc.
filed 2012-11-20
CIK 919742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Yes ☐  No ☒

As of November 7, 2012, there were 524,904,552 shares of the registrant's Common Stock issued and outstanding.

 In filing this Form 10-Q, WSGI is relying on Release No. 68224 of the Securities and Exchange Commission dated November 14, 2012. Both the Company’s President/CEO and auditors are based in the greater New York City/New Jersey area and were without power or cell service and thus were unable to work for an extended period of time due to Hurricane Sandy and the following nor’easter.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$14,189	$5,532
Accounts receivable (includes accounts receivable from related party of $44,915 and $20,886 at September 30, 2012 and December 31, 2011, respectively.)	62,439	20,886
Inventories	0	4,500
Prepaid expenses	126,998	102,149
Assets of discontinued operations	0	6,406
TOTAL CURRENT ASSETS	203,626	139,473

PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $263,920 and $126,670 at September 30, 2012 and December 31, 2011, respectively	2,498,716	2,635,966

OTHER NONCURRENT ASSETS
Deferred financing costs	48,243	0

TOTAL ASSETS	$2,750,585	$2,775,439

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$4,912,866	$5,091,356
Notes payable	8,545,859	8,231,302
Other accrued liabilities	2,174,893	1,958,791
Deferred revenues	15,000	204,660
Derivative liabilities	56	125,420
Liabilities from discontinued operations	0	1,365,929
TOTAL CURRENT LIABILITIES	15,648,674	16,977,458
NONCURRENT LIABILITIES
Convertible notes payable	370,000	0
TOTAL NONCURRENT LIABILITIES	370,000	0
TOTAL LIABILITIES	16,018,674	16,977,458

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00001 par value, 750,000,000 shares authorized; 488,932,330 shares and 426,884,160 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively.	4,889	4,269
Additional paid-in capital	133,866,278	131,426,211
Accumulated deficit	(147,139,256)	(145,632,499)
TOTAL STOCKHOLDERS' DEFICIT	(13,268,089)	(14,202,019)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,750,585	$2,775,439

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES
Contract revenues	$0	$0	$200,000	$0

Net sales	190,951	104,051	689,344	130,144
Cost of sales	164,794	91,643	611,242	107,988
Gross profit	26,157	12,408	78,102	22,156

NET REVENUES	26,157	12,408	278,102	22,156

COSTS AND EXPENSES:
General and administrative	407,397	795,836	2,403,391	1,951,671
Professional fees	272,826	92,100	809,791	718,780
Acquisition-related costs	0	0	0	65,000
Depreciation expense	45,750	45,750	137,250	58,700
Research and development	42,250	157,315	171,700	425,561
TOTAL EXPENSES	768,223	1,091,001	3,522,132	3,219,712
LOSS FROM OPERATIONS	(742,066)	(1,078,593)	(3,244,030)	(3,197,556)
OTHER INCOME (EXPENSE)
Gain on extinguishment of liabilities to joint venture partner	0	0	0	2,474,753
Net gain from release of restricted assets and derecognition of liabilities of discontinued operations	0	0	544,201	0
Gain on derecognition of legacy payables			1,787,324
Loss on conversion of debt	(135,958)	0	(373,078)	0
Change in fair value of derivative liabilities	6,518	957,110	125,364	733,578
Interest expense, net	(115,457)	(107,040)	(346,538)	(350,930)
NET OTHER INCOME (EXPENSE)	(244,897)	850,070	1,737,273	2,857,401
NET LOSS	$(986,963)	$(228,523)	$(1,506,757)	$(340,155)

PER COMMON SHARE DATA (Note 13)
NET LOSS PER SHARE:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES:
Basic and Diluted	437,528,245	399,692,494	402,920,267	363,352,319

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS'
Description	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
BALANCE, DECEMBER 31, 2011	426,884,160	$4,269	$131,426,211	$(145,632,499)	$(14,202,019)
Shares issued for convertible debt conversion	30,142,302	301	760,934	0	761,235
Shares issued for services	4,140,325	41	274,938	0	274,979
Shares issued for legal settlement	8,965,543	90	106,610	0	106,700
Shares issued for directors’ compensation	12,300,000	123	577,597	0	577,720
Shares issued for employee bonuses	6,500,000	65	257,735	0	257,800
Fair value of vested restricted shares issued as performance-based compensation	0	0	342,370	0	342,370
Fair value of vested options issued as share-based compensation	0	0	119,883	0	119,883
Net loss				(1,506,757)	(1,506,757)
BALANCE, SEPTEMBER 30, 2012	488,932,330	$4,889	$133,866,278	$(147,139,256)	$(13,268,089)

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011

OPERATING ACTIVITIES:
Net loss	$(1,506,757)	$(340,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	137,250	58,700
Share-based compensation	1,283,778	846,412
Change in fair value of derivative liabilities	(125,364)	(733,578)
Net gain on release of restricted assets and derecognition of liabilities of discontinued operations	(544,201)	0
Gain on derecognition of legacy payables	(1,787,324)	0
Loss on conversion of debt	373,077	0
Loan interest capitalized to debt	314,557	313,981
Amortized deferred financing costs	13,783	0
Gain on extinguishment of liabilities to joint venture partner	0	(2,474,753)
Change in operating assets and liabilities:
Receivables	(41,553)	(23,924)
Other receivables	0	30,381
Inventories	4,500	2,625
Prepaid expenses	(24,850)	(21,538)
Accounts payable	482,843	395,607
Other accrued liabilities	595,604	154,888
Deferred revenues	(189,660)	207,486
NET CASH USED IN OPERATING ACTIVITIES	(1,014,317)	(1,583,868)
INVESTING ACTIVITIES:
Acquisition, net of cash acquired	0	(336,032)
Property and equipment	0	(3,684)
Deposits	0	350
NET CASH USED IN INVESTING ACTIVITIES	0	(339,366)
FINANCING ACTIVITIES:
Proceeds from sale of common stock	0	1,941,625
Proceeds from debenture, net of deferred financing costs	437,974	0
Proceeds from convertible debt conversion	585,000	0
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,022,974	1,941,625
NET INCREASE IN CASH AND EQUIVALENTS	8,657	18,391
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	5,532	29,491
CASH AND EQUIVALENTS, END OF PERIOD	$14,189	$47,882

SUPPLEMENTAL INFORMATION:
Interest paid	$0	$0
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition	0	2,250,000
Common stock issued for accounts payable	274,979	496,486
Common stock issued for accrued expenses	0	38,691
Common stock issued for legal settlement	106,700	0
Common stock issued for convertible debt conversion	761,235	0
Acquisition payable due seller	0	250,000
Stock options issued for accrued officers and directors bonuses	0	193,926

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

DESCRIPTION OF BUSINESS

World Surveillance Group Inc. (the “Company”) designs, develops, markets and sells autonomous lighter-than-air (LTA) unmanned aerial vehicles (“UAVs”) and aerostats capable of carrying payloads that provide persistent security and/or wireless communication from air to ground solutions at low, mid and high altitudes. The Company’s airships and aerostats, when integrated with electronics systems and other high technology payloads, are designed for use by government-related and commercial entities that require real-time intelligence, surveillance and reconnaissance or communications support for military, homeland defense, border control, drug interdiction, natural disaster relief and maritime missions.

The Company’s wholly-owned subsidiary Global Telesat Corp. (“GTC”), provides mobile voice and data communications services globally via satellite to the U.S. government, defense industry and commercial users. GTC specializes in services related to the Globalstar satellite constellation, including ground station construction, satellite telecommunications voice airtime and tracking services. GTC has an e-commerce mobile satellite solution portal and is an authorized reseller of satellite telecommunications equipment and services offered by other leading satellite network providers such as Inmarsat, Iridium and Thuraya. GTC’s equipment is installed in various ground stations across Africa, Asia, Australia, Europe and South America.

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

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $3,244,030 and negative cash flows from operations of $1,014,317 for the nine months ended September 30, 2012. The Company had a working capital deficit of $15,445,048, a total stockholders’ deficit of $13,268,089, and an accumulated deficit of $147,139,256 at September 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its UAVs and aerostats, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiary GTC’s business. The Company’s business plan, which if successfully implemented, will allow it to sell UAVs, aerostats and other products for a profit, thereby reducing the Company’s dependence on raising additional funds from outside sources. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for at least the next six months.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our Argus One airship, our aerostats and GTC products to begin generating revenues from customers.  We anticipate generating revenues from the sale of our airships in 2013, our aerostats in 2012, and are already generating revenue from our GTC products.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or begin generating revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We have an agreement with La Jolla Cove Investors for $5.0 million of funding. We continue to have discussions with other entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels for the next 12 months, if we are not able to do so and if we are not able to generate revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved and/or if significant unanticipated events occur or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

REVENUE RECOGNITION

The Company recognizes revenue when all four of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. The Company records unearned contract revenues and subscription fees as deferred revenues and their associated costs of sales as prepaid expenses. Deferred revenues from subscription fees and their related costs are amortized over the subscription term. Deferred revenues from contracts and their related costs are recognized upon completion and fulfillment of the contractual obligation using the completed contract method. Revenues of $200,000 from the Space Florida contract previously recorded as deferred revenues were recognized during the nine-month period ended September 30, 2012. The Company fulfilled its contractual obligation to Space Florida and provided parameters of the Argus One airship payload and flight tests completed in Nevada during May.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination. There were no adjustments related to uncertain tax positions recognized during the nine months ended September 30, 2012 and 2011, respectively.

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

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share has been computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each period. Whenever losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would result in a diluted loss per share less than the basic loss per share and therefore would be anti-dilutive. If all outstanding options, warrants, purchase rights and convertible shares were converted or exercised as of September 30, 2012, the shares outstanding would be 562,258,388. There were no common stock equivalents in-the-money at September 30, 2012.

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

The Company offers share-based compensation programs to its officers, directors and employees that consist of employee stock options, common stock and restricted stock awards. Common stock and restricted stock awards are issued at the closing price of the Company’s common stock on the date of grant. The Company recognizes compensation expense ratably over the vesting periods for restricted stock awards using the grant date fair value of the stock awarded. The Black-Scholes option pricing model is used to value stock options, and compensation expense is recognized ratably over the requisite service period. Stock options typically have contractual terms of three to seven years.  Share-based compensation for employees and non-employees is reflected in the appropriate functional expense category, principally the general administrative and research and development categories, as appropriate. Share-based compensation incurred during the nine months ended September 30, 2012 and 2011 was $1,283,778 and $846,412, respectively. (See Note 12)

NOTE 2. DISCONTINUED OPERATIONS

In 2007, the Company discontinued operations of its telecom and wireless segments and reported the effects as discontinued operations.  Certain assets and liabilities from its discontinued operations are carried at fair value in the consolidated balance sheet at December 31, 2011 as follows:

		GlobeTel
	Telecom	Wireless	Total
Cash	$6,406	$0	$6,406
ASSETS OF DISCONTINUED OPERATIONS	6,406	0	6,406

Accounts payable	140,116	1,216,208	1,356,324
Accrued liabilities	9,605	—	9,605
LIABILITIES FROM DISCONTINUED OPERATIONS	149,721	1,216,208	1,365,929

Net liabilities of discontinued operations	$143,315	$1,216,208	$1,359,523

During the quarter ended June 30, 2012, the Company conducted a detailed analysis of certain of its accounts payable and accrued liabilities including (i) liabilities from discontinued operations of $1,365,929, and (ii) legacy payables and accrued liabilities of $1,787,324. Accounts payable includes an amount for legal judgments that were excluded from the potential write-off. The remaining analyzed liabilities from discontinued operations and legacy payables and accrued liabilities are no longer enforceable debts of the Company due to the passage of the applicable statutes of limitation and were written-off the books of the Company. These liabilities along with the assets of discontinued operations of $6,406 have resulted in an aggregate gain of $2,331,525, comprised of the gain on the release of restricted assets and derecognition of liabilities of discontinued operations of $544,201 and the gain on the derecognition of legacy payables of $1,787,324.

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

The operating results of GTC for the current quarter ended are included in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012. The operating results of GTC for the quarter ended September 30, 2011 are included in the Company’s Condensed Consolidated Statements of Operations for the three months ended September 30, 2011, and in the nine months ended September 30, 2011 since the acquisition date of May 25, 2011. The Company’s Condensed Consolidated Balance Sheet at September 30, 2012 reflects the accounts of GTC, effective since the acquisition date of May 25, 2011.

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

The acquired property and equipment primarily consists of eight satellite network infrastructure devices, known as appliqués, which provide the signal receipt and processing technology that enables and powers Globalstar’s satellite data service. GTC’s appliqués are located at a number of Globalstar satellite ground stations and provide service across Europe, Russia and parts of Australia, Asia, the Middle East and South America. Long-term contracts with Globalstar allow GTC access to their satellite network for the purposes of offering tracking services for commercial applications over the useful life of the appliqués through 2025. GTC has developed various simplex satellite tracking devices that are capable of transmitting locational and other information from any location within the Globalstar satellite network. Although GTC can sell to U.S. government customers without the need for any form of certification, GTC can not sell such tracking devices commercially without certification from Globalstar and the Federal Communications Commission for use in the U.S., and from comparable entities globally, like CE Mark.  GTC has begun the process to apply for certification to sell these devices both in the U.S. and globally. Although, GTC believes the likelihood of obtaining these certifications is high due to its experience in producing these tracking devices for government customers combined with its knowledge and experience of the Globalstar network and their certification requirements, there is no guarantee that GTC will be able to certify its tracking devices. GTC is currently obtaining certification of their proprietary tracking devices for commercial applications and expects to begin selling the tracking devices and service plans in 2013.

NOTE 4.  RELATED PARTY TRANSACTIONS

The accounts receivable at September 30, 2012 and December 31, 2011, include trade receivables from Global Telesat Communications, Ltd. (“GTCL”) of $44,915 and $20,886, respectively. GTCL is a related party based in the United Kingdom and controlled by a current officer of GTC. Total sales to GTCL for the three and nine-months ended September 30, 2012 were $109,656 and $479,943, respectively, and account for 57% and 70% of total sales for the respective periods. Beginning in 2012, GTC began charging a 10% handling fee on all large orders from GTCL. Total sales to GTCL for the year ended 2011 were $184,789, accounting for 91% of the total 2011 sales of $203,682.

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,
	2012	December 31,
	(Unaudited)	2011
Appliques	$2,755,732	$2,755,732
Office furniture and fixtures	6,904	6,904
	2,762,636	2,762,636
Less: accumulated depreciation	(263,920)	(126,670)
PROPERTY AND EQUIPMENT, NET	$2,498,716	$2,635,966

NOTE 6. OTHER ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30,
	2012	December 31,
	(Unaudited)	2011
Payroll liabilities	$1,363,105	$1,304,303
Professional fees	10,000	15,000
Accrued legal claims payable	336,165	424,201
Accrued cash true-up from conversion	326,842	0
Accrued interest on debenture	14,326	0
Due to officer	0	50,000
GTC acquisition payable	75,000	125,000
Other	49,455	40,287
OTHER ACCRUED LIABILITIES	$2,174,893	$1,958,791

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following:

	September 30,
	2012	December 31,
	(Unaudited)	2011
Unsecured promissory notes	$5,997,030	$5,997,030
Accrued interest	2,548,829	2,234,272
NOTES PAYABLE	$8,545,859	$8,231,302

At September 30, 2012 and December 31, 2011, notes payable included two unsecured promissory notes aggregating $5,997,030 with no stated interest rate or terms of repayment.  The Company has accrued interest at 7% per annum on both notes since their inception and includes the notes in current liabilities.

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

Warrants

In the past, the Company entered into financing agreements for convertible promissory notes and stock purchase agreements, which included Class A and Class B warrants. Both Class A and Class B warrants were evaluated under U.S. GAAP and were determined to be derivative liabilities. Since November 2010, the Company entered into new stock purchase agreements and has issued 9,677,167 warrants. These warrants have no provisions that would cause them to be derivative liabilities. Stock purchase rights pursuant to the Equity Investment Agreement (“EIA”), and warrants issued pursuant to a Broker Fee Agreement in connection with our February 2012 financing are not considered to be derivatives and are computed based upon the investment amount. All warrants and purchase rights have 3-year terms and are exercisable for a purchase price of $0.21 per share or, in the case of Class B warrants, $0.315 per share.

The following table summarizes certain information about the Company’s warrants to purchase common stock.

	Derivative Liabilities		Other	Weighted
			Warrants &	Average
	Warrants Class A	Warrants Class B	Purchase Rights	Exercise Price

Outstanding at December 31, 2011	19,631,826	18,988,965	8,293,834	$0.253
Warrants Granted	0	0	1,513,333	0.210
Purchase Rights Granted			6,190,474	0.210
Warrants Expired	(8,925,951)	(8,283,090)	0	0
Outstanding at September 30, 2012	10,705,875	10,705,875	15,997,641	$0.240

The following tables provide the assets and liabilities carried at fair value as determined under the U.S. GAAP measurement framework on a recurring basis:

		Fair Value Measurements at September 30, 2012 Using:
	Total	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	56	0	0	56
Totals	$56	$0	$0	$56

		Fair Value Measurements at December 31, 2011 Using:
	Total	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	125,420	0	0	125,420
Totals	$125,420	$0	$0	$125,420

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy, due to use of an estimate of volatility factors. There were no changes in the valuation techniques during the nine months ended September 30, 2012.

The following table provides a summary of the changes in the fair value of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2012:

Fair Value Measurements using Level 3 Inputs
Derivative
Liability
Warrants:
Beginning balance at December 31, 2011	$125,420
Fair value of warrants issued	0
Fair value of warrants expired	0
Total fair value adjustment	(125,364)
Ending balance at September 30, 2012	$56

The fair value of derivative liabilities was determined using the Black-Scholes option pricing model with the following assumptions:

	September 30,	December 31,
	2012	2011
Warrants:
Risk-free interest rate	0.10% - 0.23%	0.06% - .25%
Expected volatility	100% - 102%	29% - 146%
Expected life (in years)	0.75 - 1.0	0.33 - 1.75
Expected dividend yield	0	0
Fair value of warrants outstanding	$56	$125,420

The aggregate intrinsic value of the warrants outstanding and exercisable at September 30, 2012 and December 31, 2011 was $0. All warrants were fully exercisable and there was no unamortized cost to be recognized in future periods.

NOTE 10. CONVERTIBLE NOTES PAYABLE

	September 30,
	2012	December 31,
	(Unaudited)	2011
Secured Convertible Note Payable, principal due 2/1/15, interest payable monthly at 4.75%	$370,000	$0
CONVERTIBLE NOTES PAYABLE	$370,000	$0

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

The Debenture is secured by a personal guaranty of Michael K. Clark, then Chairman of the Board, and is backed by a mortgage on certain real property owned by Mr. Clark. The guaranty terminates on the earlier of January 29, 2013, or the conversion of the entire principal amount of the Debenture by the Investor.

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

The Company incurred customary closing costs including attorney’s fees, commissions and closing costs of $62,027, which are recorded as deferred financing costs to be amortized as additional interest expense on a straight-line basis over the 3-year term of the related Debenture and EIA. During the nine months ended September 30, 2012, we received net proceeds of $437,973 ($500,000 less financing cost of $62,027) from a 4 ¾% Secured Convertible Debenture and $585,000 in additional net proceeds from a total $5.5 million financing agreement with the Investor. The Debenture agreement contains provisions for an optional cash true-up adjustment in the event the conversion price is less than a floor price of $0.075 per share. When this occurs, we have the option to pay to the Investor an amount equal to the difference in the value of the actual common stock issued using the floor price as the conversion price, and the value of the common stock that would have been delivered had the conversion been done without regard to the floor price. At September 30, 2012, our accrued cash true-up balance was $326,842, and we have recognized an aggregate loss of $373,078 on the conversions completed during the period. The accrued cash true-up balance can be credited against the $5.0 million investment at the discretion of the Investor. Pursuant to the terms of a related Equity Investment Agreement (the “EIA”), on each successive thirty (30) day anniversary of the initial investment date, the Company is to receive minimum monthly tranches of $250,000, which can be increased to $500,000 if certain stock price performance criteria set forth in the EIA are met.

NOTE 11. COMMON STOCK TRANSACTIONS

During the nine month period ended September 30, 2012, the Company issued the following shares of Common Stock:

SHARES	CONSIDERATION	VALUATION
4,140,325	Shares issued for services	$274,979
8,965,543	Shares issued for legal settlement	106,700
12,300,000	Shares issued for directors’ compensation	577,720
6,500,000	Shares issued for employee bonuses	257,800
30,142,302	Shares issued for convertible debt conversions	761,235
62,048,170		$1,978,434

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

Common Stock

The Company recognizes the cost of the common stock issued to directors, officers, and employees as compensation expense at the closing market price on the grant date. All common stock awards are fully vested on the date of grant, therefore there is no unrecognized compensation expense associated with these awards. During the nine months ended September 30, 2012, the Company has issued 12.3 million common shares, totaling $577,720 in directors fees, of which 5.0 million were awarded to the new Chairman of the Board of Directors and 6.0 million were awarded to the former Chairman of the Board of Directors. The Company accrued $5,000 for directors’ fees for the three months ended September 30, 2012.

Restricted Stock

Awards of restricted stock are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. Prior to vesting, ownership of the restricted stock cannot be transferred. The restricted stock has the same voting rights as the common stock. The Company recognizes the grant date fair value of restricted stock awards ratably over the vesting period as compensation expense based upon the stock’s closing market price on the grant date. Performance-based restricted stock and restricted stock issued as retention bonuses that vested during the nine months ended September 30, 2012 totaled $600,170. There is approximately $372,855 in unrecognized compensation relating to performance-based restricted stock at September 30, 2012.

Stock Options

The Company has issued stock options at exercise prices equal to the Company’s common stock market price on the date of grant with contractual terms of three to seven years. Historically, the stock options were fully vested and expensed as compensation on the grant date. During 2010, the Company began issuing stock options with vesting schedules and such stock options are generally subject to forfeiture if employment terminates prior to vesting. Stock options that vested during the nine months ended September 30, 2012 had a grant date fair value that totaled $278,287; options that were rescinded pursuant to the revised compensation agreement with the former Chairman of the Board of Directors totals $158,400. As of September 30, 2012, there is no unrecognized compensation expense relating to unvested stock options.

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

There were no stock options awarded during the nine months ended September 30, 2012.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2012:

	Options Outstanding and Exercisable
		Weighted average
		remaining	Weighted
		contractual	Average
	Number	terms	Exercise
Exercise prices	outstanding	(years)	price
$.045	4,444,444	2.50	$.045
$.066	9,750,000	5.50	.066
$.070	1,500,000	1.36	.070
$.073	2,250,000	.25	.073
$.075	2,500,000	1.42	.075
$.080	1,500,000	2.50	.080
$.090	12,672,223	1.52	.090
$.094	1,300,000	1.01	.094
	35,916,667	2.65	$.075

The aggregate intrinsic value of the options outstanding and exercisable at September 30, 2012 was $0; there were no options in-the-money. The aggregate intrinsic value for the options is the difference between the prices of the underlying awards and quoted price of the Company’s common stock for options in-the-money at September 30, 2012.

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

The Company operates in multiple tax jurisdictions within the United States of America.  Although management does not believe that the Company is currently under examination in any major tax jurisdiction in which it operates other than the issues with the IRS as described in Note 15, the Company remains subject to examination in all of those tax jurisdictions until the applicable statute of limitations expire.  As of September 30, 2012, a summary of the tax years that remain subject to examination in the Company’s major tax jurisdictions are: United States – Federal and State – 2005 and forward.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

NOTE 14. PER SHARE INFORMATION:

The computation of basic and diluted earnings per share of common stock is below.  There were no common stock equivalents in-the-money at September 30, 2012. Common stock equivalents totaling 73,326,058 shares were excluded from the computation of Diluted EPS for the nine months ended September 30, 2011, as their effect on the computation of Diluted EPS would have been anti-dilutive.

	Nine Months Ended September 30,
	2012	2011
Numerator:
Net loss	$(1,506,757)	$(340,155)
Denominator:
Weighted-average common shares outstanding	402,920,267	363,352,319
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

NOTE 15. LITIGATION AND CONTINGENCIES

In the ordinary conduct of business, the Company is subject to periodic lawsuits, investigations and litigation claims, which are accounted for where appropriate. Management cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against the Company.  As of September 30, 2012, we had the following material contingencies:

Brio Capital

Brio Capital, the holder of a warrant, filed an action against us on February 25, 2011 in the New York Supreme Court, County of New York, for the issuance of approximately 6.2 million shares of common stock upon the exercise of certain warrants. The Court granted a non-final Summary Judgment Order on a portion of the action in favor of Brio in December 2011 requiring the Company, among other things, to issue 6.2 million shares of common stock. The Company has issued the shares required by the Court order and entered into a settlement agreement to pay $57,661 in legal fees as required by the Court order.

Tsunami Communications v. GlobeTel

On March 3, 2006, Civil Action File No. 06A-02368-5 was filed in Superior Court for Gwinnett County, Georgia by Tsunami Communications and several of its former shareholders. The Company asserted affirmative defenses and a trial was held in November 2009. By Order of the Court entered on September 2, 2010, an Order was entered against GlobeTel and several other co-defendants for the breach by Sanswire Technologies, Inc. (“ST”) (a then unrelated party) of its asset purchase agreement with the plaintiff Tsunami based on a deemed de facto merger resulting from a subsequent asset purchase agreement between ST and GlobeTel.  As damages, the Company was ordered to issue 530,015 shares of common stock to former shareholders of Tsunami and pay $229,180 to a former Tsunami shareholder with respect to two outstanding promissory notes. Subsequent to the Order, the plaintiffs filed a Motion for Reconsideration asking the Court to both reconsider its decision to deny several of the plaintiffs’ claims and to substantially increase the award of damages and a Claim for Attorney’s Fees, which has been denied by the Court. The Company has issued the share portion of the Order. A settlement was reached with the plaintiffs resolving this matter, without admitting or denying the allegations. Under the terms of the settlement, the Company is required to pay them a total of $60,000 over a 12-month period and issue 3.75 million shares of common stock.

The DeCarlo Group

A lawsuit was filed by the DeCarlo Group on November 24, 2010 in Miami-Dade County Courthouse for over $400,000 claimed in connection with CFO and accounting services allegedly rendered to the Company.  It is our position that the Company was overcharged in connection with the services rendered and that no amounts are due. DeCarlo is again seeking a new attorney to represent him in this matter. The Company has filed a motion to dismiss on various grounds and a hearing on our motion to dismiss is set for January 11, 2013. The Company intends to otherwise defend itself vigorously in this matter, but the outcome of the action cannot be predicted.

Siegel

A lawsuit was filed by Frances Siegel, the mother of a former officer and director of the Company, on January 20, 2011 in Miami-Dade County Courthouse for $300,000 plus interest claimed in connection with an alleged investment in the Company back in 2003. The parties have begun preliminary discovery and participated in a mediation session. The Court has appointed a guardian to represent Mrs. Siegel. A settlement was reached with the plaintiff resolving this matter, without admitting or denying the allegations. Under the terms of the settlement, the Company is required to issue 4.0 million shares of common stock, once the Court approves the settlement agreement.

GlobeTel Wireless Europe GmbH

A lawsuit was filed by Rechtsanwalt Harry Kressel, Court Appointed Insolvency Administrator of the Assets of GlobeTel Wireless Europe GmbH, on March 8, 2011 in the Circuit Court in Brevard County, FL for $165,000 plus interest claimed in connection with the default of the Company on a parent company guaranty with GlobeTel Wireless Europe. A settlement has been reached with GlobeTel Wireless Europe resolving this lawsuit, without admitting or denying the allegations. Under the terms of the settlement, the Company is required to pay $80,000 over a twelve-month period.

Seifert

A lawsuit was filed by Thomas Seifert, a former officer and director of the Company, on April 9, 2012 in the Circuit Court of the 17th Judicial Circuit in Broward County for $548,000 and 7.0 million shares of common stock for alleged unpaid compensation. The Company filed its answer and counterclaim after its motion to dismiss on venue was denied. The parties have begun preliminary discovery. The Company intends to defend itself vigorously in this matter, but the outcome of the action cannot be predicted.

Dohan

We filed a lawsuit on November 3, 2008, in the Florida Circuit Court for the Eleventh Circuit in Miami-Dade County, FL against our former auditors, Dohan Brown Salum + Ferro CPA PA n/k/a Dohan Salum + Company CPA PA and the individual auditors who performed work for us.  The claim asserts that but for the professional negligence of the audit firm in failing to observe GAAP and other accounting and auditing standards, we would not have incurred the substantial fees and professional expenses necessary to restate our financials and defend allegations of wrongdoing asserted by the SEC against us. We have filed an amended complaint to add claims. Dohan and Company, P.A., C.P.A.’s filed a related lawsuit against us on July 29, 2011 in the same court alleging unpaid professional accounting fees of $126,820, which case has now been combined with our lawsuit.  The parties have begun preliminary discovery. The Company intends to respond to these allegations and defend itself vigorously in this matter, but the outcome of the action cannot be predicted.

IRS

During 2010 and 2009, the Company (under our former name Sanswire Corp.) incurred and reported to the Internal Revenue Service (“IRS”) payroll tax liabilities (and deposited the appropriate withholding amounts) during the normal course of business at each payroll cycle.  The Company had reported its payroll tax liabilities for all the tax periods in 2007 and 2008, however, it failed to deposit the appropriate withholding amounts for those periods. The Company contacted the IRS to make arrangements to pay any taxes due. One such matter has been resolved with the IRS. The potential amount of the unresolved matter is estimated to be approximately $200,000.  The Company may be subject to additional penalties and interest from the IRS in connection with these payroll tax matters. The Company is engaged in discussions with the IRS to settle this matter and filed an Offer in Compromise with the IRS, which was not accepted. The Company is continuing to cooperate with the IRS to resolve this matter.

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

We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements or information. You should carefully review documents we file from time to time with the Securities and Exchange Commission. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in our Registration Statements on Form S-1 and our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Quarterly Report on Form 10-Q, because these forward-looking statements are relevant only as of the date they were made.

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

Growth and percentage comparisons made herein generally refer to the three and nine months ended September 30, 2012 compared with the three and nine months ended September 30, 2011 unless otherwise noted. Where we say “we”, “us”, “our”, “WSGI” or “the Company”, we mean World Surveillance Group Inc. or World Surveillance Group Inc. and its subsidiaries, as applicable.

The Company

We design, develop and market, and intend to sell, autonomous lighter-than-air (LTA) unmanned aerial vehicles (UAVs) and aerostats capable of carrying payloads that provide persistent security and/or wireless communications from air to ground solutions at low, mid and high altitudes.  Our airships and aerostats when integrated with electronics systems and other high technology payloads, are designed for use by government-related and commercial entities that require real-time intelligence, surveillance and reconnaissance or communications support for military, homeland defense, border control, drug interdiction, natural disaster relief and maritime missions.  Our business focuses primarily on the design and development of innovative UAVs and aerostats that provide situational awareness and other communications capabilities via the integration of wireless capabilities and customer payloads.

Through our wholly owned subsidiary Global Telesat Corp. (GTC), we provide mobile voice and data communications services globally via satellite to the U.S. government, defense industry and commercial users. GTC specializes in services related to the Globalstar satellite constellation, including ground station construction, satellite telecommunications voice airtime and tracking services.  GTC has an e-commerce mobile satellite solutions portal and is an authorized reseller of satellite telecommunications equipment and services offered by other leading satellite network providers such as Inmarsat, Iridium and Thuraya. GTC’s equipment is installed in various ground stations across Africa, Asia, Australia, Europe and South America. On May 25, 2011 we completed our acquisition of privately-held Global Telesat Corp. We acquired 100% of the issued and outstanding securities of GTC, making GTC a wholly owned subsidiary of the Company.

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

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011

Revenues. Sales of satellite airtime and usage for the three months ended September 30, 2012 were $190,951 as compared to $104,051 during the same period of 2011, reflecting an increase of $86,900 or approximately 83.5% over year ago levels, in large part as a result of the launch of GTC’s e-commerce mobile satellite solutions website.

Cost of Sales. Cost of sales, principally the costs of airtime and usage fees, totaled $164,794 for the three months ended September 30, 2012 compared to $91,643 for the same period of 2011. Gross profit margins rose slightly from 11.9% in 2011 to 13.7% for the three month period ended September 30, 2012.

Operating Expenses. Our operating expenses consist primarily of compensation, professional fees, research and development and depreciation, as well as expenses for executive and administrative personnel, insurance, facilities, travel and related expenses, amortization and other general corporate expenses. Operating expenses for the three months ended September 30, 2012 totaled $768,223, compared to the $1,091,001 during the same period of 2011, a reduction of $322,778, or 29.6%. Reductions in general and administrative expenses of $388,439, primarily reflect the vesting of share-based compensation awards during 2011. The reduction in research and development of $115,065 reflects lower expenditures for testing primarily during the three months ended 2012 as compared to the same period of 2011. These reductions were partially offset by the increase in professional fees of $180,726 reflecting increases in legal fees and settlement activity during the three months ended September 30, 2012 as compared to the same period of 2011.

Loss From Operations. The loss from operations of $742,066 for the three months ended September 30, 2012 compares to the loss from operations of $1,078,593 for the same period of 2011. The decrease of $336,527, or 31.2%, reflects the increase in sales and the net reduction in operating expenses described above.

Net Other Income (Expense). Net other expenses totaled $244,897 for the three months ended September 30, 2012, as compared to net other income of $850,070 during the same period of 2011. Significant fluctuations in fair value of derivatives, principally stock warrants, between September 30, 2012 and 2011 account for $950,592 of the change. Losses on debt conversions of $135,958 during the third quarter of 2012 also contributed to the change.

Net Loss. We had a net loss of $986,963 for the three months ended September 30, 2012 compared to a net loss of $228,523 for the three months ended September 30, 2011, an increased loss of $758,440. The significant reductions in share-based compensation and the change in the fair value of derivatives accounted for the majority of the increased net loss during the quarter ended September 30, 2012 as compared to the same period of 2011.

Comparison of Nine Months Ended September 30, 2012 and 2011

Revenues. We had total revenues of $889,344 during the nine months ended September 30, 2012, comprised of $200,000 in contract revenues and $689,344 in sales of satellite airtime and usage, which reflects an increase of $759,200 over the total revenues of $130,144 in sales of satellite airtime and usage reported during the same period of 2011.

Cost of Sales. Cost of sales, principally the costs of airtime and usage fees, totaled $611,242 for the nine months ended September 30, 2012 compared to $107,988 for the same period of 2011, an increase of $503,254 due to the increase in net sales.

Operating Expenses. Our operating expenses consist primarily of compensation, professional fees, research and development and depreciation, as well as expenses for executive and administrative personnel, insurance, facilities, travel and related expenses, and other general corporate expenses. Operating expenses for the nine months ended September 30, 2012 were $3,522,132, compared to $3,219,712 for the nine months ended September 30, 2011, an increase of $302,420 or 9.4%. Increases in general and administrative expenses of $451,720, and professional fees of $91,011, during the nine months ended 2012 were partially offset by the decrease in research and development costs of $253,861. The increase in depreciation expense during 2012 and acquisition expenses during 2011 relate to the GTC acquisition in May 2011.

Loss From Operations. The loss from operations of $3,244,030 for the nine months ended September 30, 2012 compares to the operating loss of $3,197,556 for the same period of 2011. The increased loss of $46,474 resulted from the increase in operating expenses described above, offset by increased revenues.

Net Other Income (Expense). Net other income totaled $1,737,273 for the nine months ended September 30, 2012, compared to net other income of $2,857,401 for the same period of 2011. The net other income for the nine months ended September 30, 2012 primarily reflects the $2,331,525 write-off adjustment of the net liabilities of the discontinued operations and legacy debt. The $373,078 loss on convertible debt conversion relates to the fair value of the converted common shares and the required cash true-up accrual when the shares are converted using the floor price of $.075 per share as opposed to the specified conversion price as computed under the debenture agreement. The $125,364 gain on the fair value of derivative liabilities in 2012 resulted from the fair value calculation of the outstanding warrants using the Black-Scholes option pricing model. Interest expense for the nine months ended 2012 was $346,538 and includes interest on the notes payable, convertible debt and amortization of the deferred financing costs. During the same period in 2011, net other income of $2,857,401, includes a $2,474,753 gain on the extinguishment of liabilities due to a former joint venture partner; a $733,578 gain on the fair value of derivative liabilities; and interest expense of $350,930.

Net Loss. We had a net loss of $1,506,757 for the nine months ended September 30, 2012 compared to a net loss of $340,155 for the nine months ended September 30, 2011, an increased loss of $1,166,602, primarily attributable to the difference in net other income (expense) of $1,120,128, between the two periods.

Liquidity and Capital Resources

Assets. Our cash balance at September 30, 2012 was $14,189 compared to $5,532 at December 31, 2011. The increases in accounts receivable of $41,553, prepaid expenses of $24,849 and deferred financing costs of $48,243 were partially offset by the $137,250 decrease in property and equipment caused by an increase in accumulated depreciation during the period, accounting for the $24,854 reduction in total assets at September 30, 2012.

Liabilities. During the three months ended June 30, 2012, the Company conducted a detailed analysis of certain of its accounts payable and accrued liabilities including (i) liabilities from discontinued operations of $1,365,929, and (ii) legacy payables and accrued liabilities of $1,787,324. Certain of these liabilities represented legal judgments and thus were excluded from the potential write-off and remain on the Company’s books. The remaining analyzed liabilities from discontinued operations and legacy payables and accrued liabilities are no longer enforceable debts of the Company due to the passage of the applicable statutes of limitation and were written-off. These liabilities along with the assets of discontinued operations of $6,406 resulted in the Company’s net write-off of discontinued operations adjustment of $2,331,525.

At September 30, 2012, we had total liabilities of $16,018,674 compared to $16,977,458 at December 31, 2011, a decrease of $958,784 or 5.6%. This decrease reflects the $2,331,525 write-off of the net liabilities of the discontinued operations and legacy debts; the $200,000 decline in deferred revenues due to recognition of the Space Florida contract revenue; and the $125,364 decline in the fair value of the derivatives. These reductions were partially offset by the convertible debt outstanding of $370,000 from the Company’s February financing; the $314,557 increase in accrued interest; and the $216,102 increase in accrued liabilities.

Cash Flows. Our cash used in operating activities in the nine months ended September 30, 2012 was $1,014,317 compared to $1,583,868 for the same period of 2011, reflecting a decrease in net cash outflows of $569,551, attributable largely to the increase in accounts payable of $87,236 and accrued liabilities of $440,716 during the nine months ended September 30, 2012.

There were no investing activities during the nine months ended September 30, 2012. Net cash used in investing activities totaled $339,366 for the comparable period of 2011, primarily reflecting the funds used to acquire GTC. .

Net cash provided by financing activities, principally the convertible debt and additional funding under the EIA, totaled $1,022,974 during the nine months ended September 30, 2012, compared to $1,941,625 in proceeds received from the sale of common stock during the nine months ended September 30, 2011.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, we incurred a loss from operations of $3,244,030 and negative cash flow from operations of $1,014,317 for the nine months ended September 30, 2012. We had a working capital deficit of $15,445,048, a total stockholders deficit of $13,268,089 and an accumulated deficit of $147,139,256 at September 30, 2012. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds either through investments or by generating revenue from the sale of our products to continue our business operations and implement our strategic plan, which includes, among other things, continued development of our UAVs and aerostats, the pursuit or continued development of strategic relationships and expansion of our subsidiary GTC’s business. Our business plan, which if successfully implemented, will allow us to sell UAVs, aerostats and other products for a profit thereby reducing our dependence on raising additional funds from outside sources. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  We anticipate a net loss to continue for at least the next six months.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our Argus One airship, our aerostats and GTC products to begin generating revenues from customers.  We anticipate generating revenues from the sale of our airships in 2013, our aerostats in 2012 and are already generating revenue from our GTC products.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or begin generating revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We have an agreement with La Jolla Cove Investors for $5.0 million of funding. We continue to have discussions with other entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels for the next 12 months, if we are not able to do so and if we are not able to generate revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved and/or if significant unanticipated events occur or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

Off-Balance Sheet Arrangements

We do not enter into off-balance sheet financing as a matter of practice except for the use of operating leases for office space and computer equipment. In accordance with U.S. GAAP, neither the lease liability nor the underlying assets are carried on the balance sheet, as the terms of the leases do not meet the criteria for capitalization.

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

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

We addressed certain areas of our control environment to strengthen our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during fiscal 2011 and the first nine months of 2012 and intend on continuing to address these matters.   We appointed a new Chairman of the Board of Directors in April 2012 who is independent under the SEC’s rules. As a result of our acquisition of Global Telesat Corp., GTC’s parent company has the right to appoint two additional members to our Board of Directors, both of whom are required to be fully independent under the SEC’s rules.  Upon such persons’ appointment to the Board of Directors, we intend on forming a fully independent Nominating and Corporate Governance Committee.  We believe the changes we took in 2011 and the first nine months of 2012 are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary conduct of business, we are subject to periodic lawsuits, investigations and litigation claims, which we account for where appropriate. We cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against us.  As of September 30, 2012, we had the following material contingencies:

Brio Capital

Brio Capital, the holder of a warrant, filed an action against us on February 25, 2011 in the New York Supreme Court, County of New York, for the issuance of approximately 6.2 million shares of common stock upon the exercise of certain warrants. The Court granted a non-final Summary Judgment Order on a portion of the action in favor of Brio in December 2011 requiring us, among other things, to issue 6.2 million shares of common stock. We issued the shares required by the Court order and entered into a settlement agreement to pay $57,661 in legal fees as required by the Court order.

Tsunami Communications v. GlobeTel

On March 3, 2006, Civil Action File No. 06A-02368-5 was filed in Superior Court for Gwinnett County, Georgia by Tsunami Communications and several of its former shareholders. We asserted affirmative defenses and a trial was held in November 2009. By Order of the Court entered on September 2, 2010, an Order was entered against GlobeTel and several other co-defendants for the breach by Sanswire Technologies, Inc. (“ST”) (a then unrelated party) of its asset purchase agreement with the plaintiff Tsunami based on a deemed de facto merger resulting from a subsequent asset purchase agreement between ST and GlobeTel.  As damages, we were ordered to issue 530,015 shares of common stock to former shareholders of Tsunami and pay $229,180 to a former Tsunami shareholder with respect to two outstanding promissory notes. Subsequent to the Order, the plaintiffs filed a Motion for Reconsideration asking the Court to both reconsider its decision to deny several of the plaintiffs’ claims and to substantially increase the award of damages and a Claim for Attorney’s Fees, which was denied by the Court. We have issued the share portion of the Order. We reached a settlement with the plaintiffs resolving this matter, without admitting or denying the allegations. Under the terms of the settlement, we are required to pay them $60,000 over a twelve-month period and issue 3.75 million shares of our common stock.

The DeCarlo Group

A lawsuit was filed by the DeCarlo Group on November 24, 2010 in Miami-Dade County Courthouse for over $400,000 claimed in connection with CFO and accounting services allegedly rendered to the Company.  It is our position that the Company was overcharged in connection with the services rendered and that no amounts are due. DeCarlo is again seeking a new attorney to represent him in this matter. We have filed a motion to dismiss on various grounds and a hearing on our motion to dismiss is set for January 11, 2013. We intend to otherwise defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted.

Siegel

A lawsuit was filed by Frances Siegel, the mother of a former officer and director of the Company, on January 20, 2011 in Miami-Dade County Courthouse for $300,000 plus interest claimed in connection with an alleged investment in the Company back in 2003. The parties have begun preliminary discovery and participated in several mediation sessions. The Court has appointed a guardian to represent Mrs. Siegel. We reached a settlement with Ms. Siegel resolving this matter, without admitting or denying the allegations. Under the terms of the settlement, we are required to issue 4.0 million shares of our common stock, once the Court approves the settlement agreement.

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

Seifert

A lawsuit was filed by Thomas Seifert, a former officer and director of the Company, on April 9, 2012 in the Circuit Court of the 17th Judicial Circuit in Broward County for $548,000 and 7.0 million shares of common stock for alleged unpaid compensation. We filed our answer and counterclaim after our motion to dismiss on venue was denied. The parties have begun preliminary discovery. We intend to defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted.

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

We need to raise significant additional capital in order to meet our cash requirements to fully implement our business plan and continue our operations during the next twelve months.  As of September 30, 2012, we only had $14,189 in cash, we had negative working capital of $15,445,048 and we had a net loss of $1,506,757 for the nine months ended September 30, 2012.  We expect to use the funds raised, if any, to expand and accelerate our research and development efforts, increase our manufacturing facilities, hire additional sales and other personnel, implement additional corporate governance measures, attract independent board members and for other operating activities.  We will, as we deem necessary and prudent, continue to seek to raise additional capital through various financing alternatives, including the private or public sale of equity or debt securities, bank financing or corporate partnering arrangements.   Other than our agreement with La Jolla Cove Investors, we do not have any firm commitments for additional capital from third parties or from our officers, directors or shareholders.  Although our officers and directors or their affiliates have in the past provided us with or helped us obtain capital, they are not legally bound to do so.  We may not be able to raise additional capital on terms acceptable to us or at all.   In order to attract new investors and raise additional capital, we may be forced to provide rights and preferences to new investors that are not available to current stockholders and that may be adverse to existing investors.  If we do not receive adequate additional financing on terms satisfactory to us on a timely basis, or at all, we would not be able to meet our cash payment obligations or fully implement our business plan.  We would likely also have to delay, curtail, scale back or terminate some or all of our operations that could hurt our future performance, prematurely sell some or all of our assets on undesirable terms, merge with or be acquired by another company on unsatisfactory terms, or possibly shut down our operations.

We have a history of operating losses that we anticipate will continue for the foreseeable future.

We have a history of losses from operations and we anticipate that for the foreseeable future, we will continue to experience losses from operations.  Those losses have resulted principally from costs incurred in our research and development efforts, and from general and administrative costs associated with our business.  We had a net loss from operations of $3,244,030 during the nine months ended September 30, 2012.  Our accumulated deficit through September 30, 2012 was $147,139,256.  We expect to continue to incur net losses from operations for at least the next several quarters, as we continue to develop and seek to commercialize our products.

We have incurred substantial indebtedness and may be unable to service our debt.

Our total indebtedness at September 30, 2012 was $16,003,618. A portion of such indebtedness reflects judicial judgments against us that could result in liens being placed on our bank accounts or assets. We continue to review our ability to reduce this debt level due to the age and/or settlement of certain payables but we may not be able to do so.  This level of indebtedness could, among other things:

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

We rely on our technical partner, Eastcor Engineering, and its chief technologist for the development and commercialization of our products.

We currently rely on our technical partner, Eastcor Engineering, and its chief technologist for the development and commercialization of our airships.  We currently have no technical personnel as employees of the Company. While we believe the relationship with Eastcor and its chief technologist to be very strong, there is no assurance that it will always remain so. If this relationship were to break down or terminate or if we were to lose the services of Eastcor and its chief technologist, it may cause a delay in our ability to continue to develop, manufacture and sell our airships, postpone commercial revenue to us and increase the costs related to such development and commercialization. We had an agreement with Eastcor, which expired in accordance with its terms.

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

We may successfully complete the technical development for one or all of our product development programs, but still fail to develop a commercially successful product for a number of reasons, including among others the following:

•	failure to obtain the required regulatory approvals for their use;
•	prohibitive production costs;
•	competing products;
•	lack of innovation of the product;
•	ineffective distribution and marketing;
•	lack of sufficient cooperation from our partners; and
•	demonstrations of the products not aligning with or meeting customer needs.

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

We have not yet been qualified to be a contractor, and have done no business yet, with the U.S. Government (although our recently acquired subsidiary GTC has done so) and if we fail to so qualify, our ability to generate revenues could be severely affected.   As the parent company of GTC, we are not, however, required to be qualified as a government contractor in order for GTC to qualify for new government contracts. If we do so qualify, to do business with the U.S. government, we will be required to comply with and will be affected by laws and regulations relating to the award, administration and performance of U.S. contracts, as is GTC.  Government contract laws and regulations affect how we will do business with our customers, and in some instances, will impose added costs on our business.  A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of any then existing contracts or the inability to bid on future contracts.

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

We compete with companies that have significantly more resources than us and already have government contracts for the development of UAVs and Aerostats.

A number of our competitors have received considerable funding from government or government-related sources to develop and build a mid- or high-altitude UAV and various aerostats.  Most of these organizations and many of our other competitors have greater financial, technical, manufacturing, marketing and sales resources and capabilities than we do.  Our products will compete with other lighter-than-air UAVs, heavier-than-air fixed wing aircraft, manned aircraft, communications satellites, and tethered aerostats and balloons.  We anticipate increasing competition as a result of defense industry consolidation, which has enabled companies to enhance their competitive position and ability to compete against us.  In addition, other companies may introduce competing airships, aerostats or solutions based on alternative technologies that may adversely affect our competitive position.  As a result, our products may become less or non-competitive or obsolete.  If we are not able to compete successfully against our current and future competitors, we may fail to generate revenues and our financial condition would be adversely affected.

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

Our intellectual property and proprietary rights are one of the keys to our performance and ability to remain competitive and are necessary for the success of our products and our business. Patent protection can be limited and not all intellectual property is or can be patented. We rely on a combination of patent, trademark, copyright, and trade secret laws as well as confidentiality agreements and procedures, non-compete agreements and other contractual provisions to protect our intellectual property, other proprietary rights and our brand.  We have little protection when we must rely on trade secrets and nondisclosure agreements.  We filed a provisional patent application on our Argus One airship in February 2011. In February 2012 we filed both a U.S. utility patent application and a patent application under the Patent Cooperation Treaty for an airship design and method of controlling the airship based on our Argus One UAV. In May 2012 we filed a provisional patent application on our Argus Hybrid Releasable Aerostat. There is no assurance that a patent will issue from any such applications. We intend to continue to expand the patent protection for our airships, aerostats and other products as we deem appropriate, but there can be no assurance that we will be able to secure any such patent protection.  Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors. Furthermore, our competitors may independently develop technologies and products that are substantially equivalent or superior to our technologies and/or products, which could result in decreased revenues.  Moreover, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights which could result in substantial costs to us and substantial diversion of management attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products.  Our inability to adequately protect our intellectual property rights could adversely affect our business and financial condition, and the value of our brand and other intangible assets.

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

 For our business to be successful, we need to attract and retain highly qualified technical, management and sales personnel.  As of September 30, 2012 we employed five employees and relied heavily on outside partners and contractors.  The failure to recruit additional key personnel when needed with specific qualifications and on acceptable terms might impede our ability to continue to develop, commercialize and sell our products.  To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees.  The loss of any members of our management team may also delay or impair achievement of our business objectives and result in business disruptions due to the time needed for their replacements to be recruited and become familiar with our business.  We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

The control deficiencies in our internal control over financial reporting may until remedied cause errors in our financial statements or cause our filings with the SEC to not be timely.

We have identified control deficiencies in our internal control over financial reporting as of the evaluation done by management as of September 30, 2012, including those related to (i) an ineffective global control environment such that control deficiencies in various other components of internal control could lead the auditor to conclude that a significant deficiency or material weakness exists in the control environment, (ii) absent or inadequate segregation of duties within a significant account or process, (iii) inadequate documentation of the components of internal control, and (iv) inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs.  If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the consolidated financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with GAAP for each of the periods presented.  We are implementing additional corporate governance and control measures to strengthen our control environment, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud.  We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

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

The market price of our common stock has historically been, and we expect it to continue to be, volatile.  The price of our common stock has ranged from between $0.01 to $0.32 since January 1, 2010.  In addition to the extremely volatile nature of the stock market, our stock price has been affected by our own public announcements regarding such things as financings and product development.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance which include stock market fluctuations, general economic, political and overall global market conditions, such as recessions, interest rates or international currency fluctuations, in addition to market conditions in our industry. Consequently, events both within and beyond our control may adversely affect the market price and liquidity of our common stock.

Sales of substantial amounts of our common stock in the public market could harm the market price of our common stock.

The sale of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares.  As of March 21, 2012, we had 701 registered stockholders and many more beneficial holders, many of whom have held their shares for the required holding periods under Rule 144 promulgated pursuant to the Securities Act and thus would hold freely tradable shares.  Pursuant to the private placement documents entered into in connection with the private placement we closed on February 2, 2012, we registered for resale 50,000,000 shares of common stock issuable to a certain selling stockholder pursuant to a convertible debenture issued in the private placement and such selling stockholder is not subject to a lock-up agreement.  The registration statement (the “April Registration Statement”) we filed in connection with the private placement has been declared effective by the SEC, thus the selling stockholder named therein is able to resell publicly from time to time up to 50,000,000 shares of our common stock held by it.  Pursuant to registration rights agreements entered into in connection with the private placements we closed on May 4 and May 27, 2011, we registered (the “May Registration Statement”) for resale 22,588,332 shares of common stock issued to the selling stockholders in the private placements and none of the selling stockholders are subject to lock-up agreements.  The May Registration Statement has been declared effective by the SEC, thus the selling stockholders named therein are able to resell publicly from time to time up to 22,588,332 shares of our common stock held by such selling stockholders.  If such shares registered under the April or May Registration Statements are sold, or if it is perceived they will be sold, the trading price of our common stock could decline. Because investors may be more reluctant to purchase shares of our common stock following substantial sales or issuances, the resale of these shares of common stock could impair our ability to raise capital in the near term.

There are a large number of shares underlying our convertible debenture and equity investment agreement that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of November 7, 2012, we had 524,904,552 shares of common stock issued and outstanding, a convertible debenture outstanding that may be converted into an estimated maximum 73,333,333 shares of common stock at a discount to current market prices, and an equity investment agreement to purchase 23,809,523 shares of common stock.     50,000,000 of the shares issuable upon conversion of the debenture may be sold without restriction pursuant to a registration statement we filed with the SEC. The sale of these shares may adversely affect the market price of our common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended September 30, 2012, we issued an aggregate of 62,048,170 shares of Common Stock for conversion of debt under our convertible debenture, investments under the EIA, the settlement of debt, board compensation, employee bonuses, and for services rendered to us from consultants and partners. Of the aggregate shares issued, 18,800,000 shares, or 30.3% were issued to insiders and affiliates, as restricted securities under an exemption provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D, Rule 506, promulgated under the Securities Act of 1933. Common Stock issuances were valued at prices based on the closing market prices on the date the Board of Directors authorized the issuances.

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

Pursuant to the EIA, the investor agreed to invest in the Company an aggregate of $5.0 million in minimum monthly tranches of $250,000 beginning on the date that is earlier to occur of (i) the effectiveness of the Registration Statement but in no event prior to 91 days after the Closing Date, or (ii) one hundred eighty (180) days following the Closing Date and on each successive thirty (30) day anniversary of such initial investment date; provided, however, that such minimum investment shall increase from $250,000 to $500,000 as long as the VWAP of the Company’s common stock, par value $0.00001 per share (the “Common Stock”) is above $0.09 for the period of ten (10) consecutive Trading Days prior to an investment date; and provided, further, however, that the investor shall invest an additional $500,000 on each investment date for each and every increase in the VWAP of the Company’s Common Stock of at least $0.02 above $0.09 for the period of ten (10) consecutive Trading Days prior to an investment date. Pursuant to the EIA, the investor also has a right to purchase up to an additional $5,000,000 of Common Stock of the Company, or an aggregate of 23,809,523 shares, at a purchase price equal to $0.21 as follows: on each investment date, the investor shall receive the right to purchase a number of shares of Common Stock equal to the amount invested on such investment date divided by $0.21. Under no circumstances will the Common Stock pursuant to this right be settled on a cashless exercise basis.

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

Other than the securities issued upon the conversion of the debenture, which shares have been registered with the SEC, the above securities were offered and issued in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act.  The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.  In certain issuances of Common Stock for cash other than the Financing, the Company paid a placement agent a fee of either (i) ten percent (10%) in cash, or (ii) ten percent (10%) in cash and five percent (5%) in stock, of certain amounts of capital raised.

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

Dated: November 20, 2012

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

