Form 10-K
period 2012-12-31
World Surveillance Group Inc.
filed 2013-03-29
CIK 919742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐      No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock on June 30, 2012, the end of the registrant’s most recently completed second fiscal quarter, was approximately $12,787,113.  The number of shares of the registrant’s common stock outstanding as of March 21, 2013 was 571,770,863.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement (which is expected to be filed within 120 days after the registrant’s fiscal year end) relating to the registrant’s Annual Meeting of Stockholders to be held in July 2013 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Forward-Looking Statements and Risk Factors

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “would,” “might,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, beliefs, plans, projections, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the Notes to Consolidated Financial Statements for the year ended December 31, 2012, which are set forth in Part IV, Item 15(a) of this Annual Report.  The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof.  We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.  You should carefully review Part I, Item 1A “Risk Factors” and other documents we file from time to time with the Securities Exchange Commission.  A number of factors may materially affect our business, financial condition, operating results and prospects.  These factors include, but are not limited to, those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report.  Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results.  You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K, because these forward-looking statements are relevant only as of the date they were made.

ITEM 1. BUSINESS

General

We design, develop, market, and sell, autonomous lighter-than-air (LTA) aerostats and unmanned aerial systems (UAS) capable of carrying payloads that provide semi-persistent intelligence, surveillance and reconnaissance (ISR), security and/or wireless communications from air to ground solutions at low and mid altitudes.  Our business focuses primarily on the design and development of innovative aerostats and UAS that provide situational awareness and other communications capabilities via the integration of wireless capabilities and customer payloads. Our aerostats and airships when integrated with cameras, electronics systems and other high technology payloads, are designed for use by government-related and commercial entities that require real-time ISR or communications support for military, homeland defense, border control, drug interdiction, natural disaster relief, maritime and environmental missions.   We believe a very large market opportunity exists for aerostats and UAS that can provide situational awareness for mobile missions and/or fly on station for periods of time performing continuous remote sensing and communications relay missions in an affordable manner. Existing solutions such as communications satellites, manned aircraft, non-mobile tethered aerostats or balloons, and heavier-than-air fixed wing unmanned aircraft address some of this emerging demand, but either are imperfect in their capabilities and/or operate at relatively high financial and resource costs.

Through our wholly owned subsidiary Global Telesat Corp. (GTC), we provide mobile voice and data communications services globally via satellite to the U.S. government, defense industry and commercial users. GTC specializes in services related to the Globalstar satellite constellation, including satellite telecommunications voice airtime, tracking devices and services, and ground station construction.  GTC has an e-commerce mobile satellite solutions portal and is an authorized reseller of satellite telecommunications equipment and services offered by other leading satellite network providers such as Inmarsat, Iridium, Globalstar and Thuraya. During 2012, GTC launched a new subscription based online tracking portal called GTCTrack, designed to attract new satellite and GSM tracking customers by offering an easy-to-use interface and compatibility with a wide range of devices. GTC’s equipment is installed in various ground stations across Africa, Asia, Australia, Europe and South America.

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

Business of WSGI

We are focused on the development of a series of tethered aerostats we call the Blimp in a Box™ system (BiB). The BIB system is a LTA, compact, self-contained aerostat platform that is intended to be towed by or mounted to the back of a standard vehicle. It is designed to provide semi-persistent, mobile, real-time day/night high definition footage for ISR, detection of improvised explosive devices (IEDs), border security and other governmental and civilian uses. The BiB can also be utilized for disaster response missions, by supporting two-way and cellular communications, and act as a repeater or provide wireless networking. The BiB aerostat system was designed and developed in response to interest from government agencies for a custom-designed compact, tethered aerostat solution.

The BIB system is contained within a compact, ruggedized, air droppable, "box" that is mounted either on a standard M1101, M1102 or similar commercial trailer or directly into the back of a standard pickup truck or other comparable vehicle and can be towed by a MATV, MRAP, HUMVEE or a pickup truck. The BiB system can be operated by a two or three man crew, and can be inflated and deployed on a tether to operational altitude within roughly 15 minutes. The BiB system is powered by a set of batteries with a self contained generator for recharging or may parasitically use power from the host vehicle or alternative charging sources. Once the system is activated, the prepackaged envelope, which typically carries a frictionless bearing stabilized, gimbaled day/night electro-optical/infrared camera with continuous zoom and laser capabilities (although other payloads can be carried as well), is inflated with helium contained in the system to the applicable pressure and is secured to the vehicle by a high strength, data capable tether line. System optics are controlled by a standalone monitor and controller that can be either placed in the host vehicle or shared for multiple user viewing.

The BIB aerostat is released from the vehicle via remote control operating a high-speed winch utilized to launch and recover the system to and from an operational altitude appropriate for the mission or application all within minutes. The current BiB system can operate at a variety of altitudes between the ground and 750 feet providing line of sight coverage of up to 30 miles. We believe that future BiB systems can be designed to operate at altitudes up to 2000 feet at sea level. As it is being filled, the envelope stays mounted via mooring arms to the box utilizing holding lines incorporated into several winches. The operator can activate the winches via remote control to stabilize the aerostat during inflation in adverse conditions. The tether not only keeps the aerostat attached to the system, but it carries the data transmissions to the ground control station and supplies power to the payload. For nighttime operations, the tether and aerostat can also be outfitted with infrared markers and strobes so that the aerostat is visible to anyone wearing night vision goggles. A key feature of the BiB system is that for mobile ISR capability, the vehicle can proceed on its mission through rough terrain towing the fully functional BIB system at altitude for on-the-move operations. To retrieve the system, the BiB is winched down via remote control using an integrated deflation and control system, although the envelope can remain inflated and secured to the BIB system so the vehicle can continue operations and re-launch the BiB with no need to re-inflate the aerostat. Following completion of a mission, the BIB system is quickly and automatically recovered within minutes and the envelope can then be re-packaged inside the weather sealed crate while the vehicle is able to move on to its next destination where the BIB system may be re-deployed.

We believe a large and increasing market exists especially for aerostats like the BiB, which is smaller and more mobile than many of the large tethered aerostats on the market currently and which is specifically designed for quick deployment, maneuverability and superior weather handling. The BiB in its deflated, crated form can be transported in standard sized military or commercial vehicles and can be quickly inflated and launched to the mission applicable altitude by two operators within minutes were it can either remain stationary or be towed for mobile operations. The BiB system can be outfitted with various payloads depending on the application or mission. Finally the BiB can be deflated by the same small crew within minutes and either left inflated for near-term redeployment without the need for any further helium or repackaged in its crate for longer term redeployment. We believe the capabilities of the BiB system including its relatively low cost, its ability to be prepackaged and integrated into a standard vehicle for easy transport to remote locations, the ability to deploy the system within minutes by a small crew without large infrastructure or resources, its ability to hover providing a persistent security capability or its mobile capabilities providing situational awareness to on-the-move forces, and its extremely durable body that is able to handle adverse weather more effectively make it advantageous for use in a wide variety of military, quasi-military and civilian applications.

Our other LTA UAS product, the mid-altitude (10,000 to 20,000 feet) Argus One, which we continue to commercialize, represents a new airship design and is designed to be equipped with our stabilization system that autonomously controls the level of rigidity of the airship in flight and an integrated payload bay capable of initially carrying up to approximately 30 pounds of high technology sensors, cameras or electronics packages.  Argus One is an unmanned autonomous airship with automated control for individual body modules for improved flight stability and aerodynamic control.  The design features the ability to control the rigidity between each module and the ability to pivot.  The modules are operated by microcontrollers based on aerodynamic requirements.  The airship’s altitude, overall response and handling characteristics and flight control utilizes a system of ballonets contained within each individual module, thereby creating a dynamically adjustable airship.  The design of the Argus One differs significantly from many of the LTA rigid platforms that have been in operation for over a century.

The Argus One, named after the Greek god Argus who was the all seeing god with one hundred eyes, is designed to be a customer’s “eyes in the sky” even in remote locations.  It is designed to meet certain requirements for more persistent ISR applications for U.S. military and other governmental agencies.  Argus One is designed to fly over areas of interest for extended durations carrying various payloads intended to allow for ISR, communications and other applications.  Argus One was specifically developed by us using U.S. technologies that take advantage of the microelectronics and command and control technologies protected under the International Traffic in Arms Regulation (ITAR) for potential U.S. government and commercial customers.  The Argus One is designed to wirelessly transmit critical live video and other information generated by its payload of electro-optical or infrared sensors, cameras or other high technology electronics directly to a ground control station or system.  The ground control system allows the operator to control the Argus One either manually or remotely by programming it for GPS–based autonomous navigation using operator-designated waypoints.

The Argus One is designed to have significant competitive advantages over the existing manned aircraft, heavier-than-air fixed wing UAS, tethered aerostats and balloons, or low orbit satellite alternatives.  The Argus One has a flexible, non-rigid envelope which allows for easy storage and transport to remote locations. There is no need for large hangars or airport infrastructure, as the Argus One can be assembled and tactically launched in hours from virtually anywhere, including remote, mountainous territory.  The Argus One is designed to have a several day endurance capability to stay on station with its module designed body, propulsion system and its sensor operated rigidity stabilization system, even in rough weather. The Argus One is designed to have a low radar footprint making it virtual stealth since the payload bay located on the forward module of the airship is the only radar reflecting material on the airship.  Combined with the fact that the Argus One has significantly lower acquisition, maintenance and operation costs as a result of the above characteristics when compared especially to manned airships and fixed-wing UAS, we believe the Argus One provides government and commercial customers a significantly different alternative for their UAS needs.

We intend to continue the development of our aerostat and UAS technologies in conjunction with our sponsors and partners.  The objective of such testing and development is to further advance the technological capabilities of our aerostats and the Argus One airship using the data gathered from the tests and to accelerate the commercialization of our products.  We have already sold a set of our BiBs to a military sponsor and have begun to ramp up our sales efforts with respect to this product. We hope to generate revenue from the sale of our airships at least within the next 12 months.

A longer term goal of the Company continues to be the design and development of a larger LTA UAS, based on the design of and building on the technologies incorporated in the Argus One, to extend the endurance of and increase the payload capacity on the airships as well as to increase the altitude at which these airships perform.  Using and enhancing upon the technologies developed for the Argus One airship, we would hope to be able to develop a high altitude airship (HAA, or as it is also referred, a High Altitude Platform (HAP) or a high altitude long endurance airship (HALE)) that would be designed to stay on location in the stratosphere for durations of 30 days or more.  The “sweet spot” in the stratosphere for UAS is 65,000 feet since it is at this altitude that a UAS is above the jet stream and thus optimal wind conditions exist that allow the UAS to stay on station for extended periods with minimal power usage.  HAAs could provide commercial and governmental customers advanced seamless wireless broadband capabilities without the need for satellites, terrestrial lines or towers.  Better line of sight and signal strength also result from such an aerial platform thus improving sound quality and reliability, in addition to the fact that HAA technology would eliminate the environmental and bureaucratic impediments to the building of land-based infrastructure.  Such an HAA also solves the infrastructure issues that plague many parts of the world, including the so-called “last mile” issues (building expensive ground based infrastructure for very low density areas). To date, no one has developed and commercially sold a HAA, and while we expect significant technical and financial resources will be required to overcome the numerous technological challenges, we believe that the airship design of our Argus One may allow us to develop a HAA that will be able to travel through the jet stream and sit on station in the stratosphere for very long durations.  There is, however, no guarantee that we will be able to develop a HAA or HALE based on the Argus design due to technological or other difficulties.

Business of GTC

GTC has an e-commerce website offering a range of portable satellite voice, data and tracking solutions, known as Mobile Satellite Services (MSS). GTC's MSS products include handheld satellite phones, personal and asset tracking devices, and portable high speed broadband terminals, all of which work virtually anywhere in the world. Aside from GTC’s Globalstar related services, GTC is also an authorized reseller of satellite telecommunications services offered by other leading networks such as Iridium, Inmarsat, Globalstar and Thuraya. While GTC has in the past concentrated on sales of such services to government buyers, GTC's solutions are ideally suited for industries such as maritime, aviation, government/military, emergency/humanitarian services, mining, forestry, oil and gas, heavy equipment, transportation and utilities as well as recreational users. GTC’s website is meant to appeal to a global, technologically advanced customer base. It delivers a rich, user-friendly interface so that customers can research solutions suitable for their individual requirements and instantly purchase online any of the products or services supplied by GTC and/or its network providers, including Iridium, Inmarsat, Globalstar and Thuraya. Through these networks, GTC's website offers voice, data and tracking MSS solutions with 100% global coverage. Additionally, GTC's website debuts a line of its own custom developed commercial tracking products that were previously used exclusively by U.S. government customers and thus have satisfied stringent operating requirements for years. GTC intends that its tracking devices will operate and be certified for use on the Globalstar satellite constellation. Users of these GTC tracking products will then be able to access their accounts online and view near-live location and status transmissions using GTC's proprietary mapping web interface.

During 2012, GTC launched a new subscription based online tracking portal called GTCTrack, designed to attract new satellite and GSM tracking customers by offering an easy-to-use interface and compatibility with a wide range of devices. Using a web based Google Earth interface, GTCTrack displays real-time worldwide asset location reports including position, speed, altitude and heading and also provides past location and movement history reports on a wide range of popular GSM and satellite tracking devices from more than 20 different manufacturers including all current tracking devices in the Globalstar range.

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

GTC is also pursuing various contracts for the construction of satellite ground stations in Africa, Afghanistan and other locations. If GTC is awarded such a contract outright, it would likely produce a highly profitable revenue stream over the next 18-24 months, as the cost of each ground station is approximately $5 million and the net profit is expected to be approximately 15%.  If GTC partners with other entities to construct such a ground station, GTC’s revenues would depend on negotiations between the parties and could include only future revenue as the ground station is used rather than construction fees. GTC could also decide to raise capital and construct a ground station on its own, although this would take considerable funding and is not likely in the near future. It is likely that Globalstar will require access to these ground stations to enhance their satellite network coverage. In return for allowing access to these ground stations, GTC has historically negotiated the use of a large number of accounts with Globalstar. These accounts involve GTC having free use of satellite telecommunications simplex messages through the Globalstar network and can be sold to government, commercial or individual users without cost to GTC to further increase revenue and profitability relating to the ground stations. GTC has already negotiated terms with Globalstar that allows Globalstar access to a certain ground station once built in return for GTC having use of up to 10,000 simplex messaging accounts (1,000 of which GTC is required to transfer to a former affiliated company) on the Globalstar network. If that particular ground station is not constructed for any reason, GTC would anticipate either transferring such agreement to a newly built ground station or negotiating similar agreements with Globalstar in connection with any additionally built ground stations.   Moreover, now that Globalstar has completed the launch of its new satellite system, GTC may also be able to negotiate for satellite telecommunications voice airtime accounts as well. There is no guarantee that GTC will be awarded any such contracts in the future and a failure to secure these contracts will result in significantly lower than anticipated revenue streams over the coming years. A failure to build the specific ground station may also affect GTC’s ability to use the free accounts agreed with Globalstar, further reducing the potential revenue streams over the longer term.

Under the terms of previous contracts with Globalstar, GTC currently has the rights to use up to 2,430 simplex or one-way transmission tracking accounts without charge for at least another 12 years and has a contract with Globalstar that allows for an additional 10,000 unlimited usage accounts to be available to GTC (1,000 of which GTC is required to transfer to a former affiliated company) over a 25 year period upon completion of a certain satellite tracking ground station. If that particular ground station is not constructed for any reason, GTC would anticipate either transferring such agreement to a newly built ground station or negotiating similar agreements with Globalstar in connection with any additionally constructed ground stations. GTC can use each simplex or one-way transmission account to transmit an unlimited number of locational or status messages from tracking devices used anywhere within the Globalstar simplex coverage area. Under the terms of contracts between GTC and Globalstar, GTC will pay no activation fee, monthly fee or per message fee to Globalstar for each account used during the term of the contracts. This simplex service addresses the existing and ever growing market demand for a small and cost effective solution for receiving and processing data from remote locations and is used in applications such as tracking vehicles or asset shipments, monitoring unattended remote assets or mobile security. This is a rapidly growing market and GTC believes it is well positioned to take advantage of this growth. In the past, GTC has dealt specifically with US government customers but is now also focused on expanding this customer base and making maximum use of the free accounts to generate increased revenue.

GTC has developed various custom designed commercial simplex satellite tracking devices that are capable of transmitting locational and other information from any location within the Globalstar satellite network. These devices were previously exclusively used by U.S. government customers and thus have satisfied stringent operational requirements for years. Users of these tracking products will be able to access their accounts online and view near-live location and status transmissions using GTC’s proprietary mapping web interface. Although GTC can sell to U.S. government customers without the need for any form of certification, GTC can not sell such tracking devices commercially without certification from Globalstar and the Federal Communications Commission for use in the U.S., and from comparable entities globally, like CE Mark. GTC has begun the process to apply for certification to sell these devices both in the U.S. and globally and GTC plans to have a worldwide target customer base with no cost basis on the monthly service plans sold with each device. Although, GTC believes the likelihood of obtaining these certifications is reasonably high due to its experience in producing these tracking devices for government customers combined with its knowledge and experience of the Globalstar network and their certification requirements, there is no guarantee that GTC will be able to certify its tracking devices.

Market

The market for our LTA aerostats and UAS has grown significantly over the last several years, especially following the terrorist attacks of September 11, 2001 due to the demands associated with the current global threat environment.  UAS proved very valuable in the Iraq and Afghanistan wars and thus are expected to be an increasing military priority in the coming years as they are able to provide lower cost and safer ISR. The military has transformed into a smaller, more agile fighting force in need of a network of technologies to provide improved observation, communication and precision targeting of combat troop locations, which are often embedded in dense population centers or dispersed in remote locations.  Our products are intended to provide critical observation and communications capabilities serving the increased demand for ISR, including real-time tactical reconnaissance, tracking, combat assessment and geographic data, while reducing the risks to our U.S. troops in theatre.  The ability to observe adversaries on a continuous basis in all manner of locations with high-resolution cameras, sensors and other electronic equipment remains a critical need for our military.

The market for LTA tethered aerostats and UAS appears to have shifted especially in the prior year as the troops begun to withdraw from the Middle East and numerous heavily government-funded large LTA UAS projects have failed or been cancelled. Notable examples of this are the LEMV by Northrop Grumman, the Blue Devil 2 by Mav6, the ISIS by Raytheon, and the HALE-D by Lockheed Martin. The market shift has been to smaller more tactical aerostats and UAS that proved more useful in the rugged terrain environments in Iraq, Afghanistan, and other countries where terrorist groups were active. The scheduled withdrawal of most troops from Afghanistan by 2014 has reportedly led to an intensification of smaller aerostat and UAS use to protect remaining forces. The U.S. Department of Defense (DoD) doubled the number of aerostats in Afghanistan for ISR in fiscal 2011 and 2012, although many of these were much larger and more expensive than our BiB and required more infrastructure and resources to use. The desire for smaller, tactical LTA platforms has grown as the military’s demand for persistent and semi-persistent, mobile ISR and communications has increased dramatically. Finally, in a highly constrained fiscal environment, the typically lower acquisition and use/maintenance costs of LTA aerostats and smaller UAS make them more appealing when compared to their heavier than air manned or larger LTA unmanned system alternatives.

Forecasts project U.S. and global LTA aerostat and UAS markets will experience strong growth during the next 10 years. The Teal Group’s forecast of UAS demand shows worldwide annual spending on research, development, testing, and evaluation (RDT&E) and procurement rising from $6.6 billion in 2013 to $11.4 billion in 2022. Total worldwide spending for the period is forecast to amount to $89.1 billion. Throughout the forecast period, Teal expects the U.S. share of RDT&E to account for 62% of worldwide spending, while U.S. procurement will amount to 55% of worldwide spending. According to Teal, UAS procurement will mirror demand for high-tech arms procurement in the Asia-Pacific region and in Europe. The DoD is spending about $1.3 billion in fiscal 2012 to develop and acquire various LTA aerostats and airships. The President’s fiscal 2013 budget requested $3.8 billion for UAS acquisition. A June 2011 analysis by the Congressional Budget Office examined DoD UAS acquisition costs based on DoD’s fiscal 2012 budget request and reported procurement costs for the 2011-2020 period would amount to nearly $37 billion. The commercial markets for our UAS, however, will only open once rules are established for the safe and effective operation of UAS in national airspace, which is regulated by the Federal Aviation Administration (FAA).

The markets for our BiB aerostat systems and Argus One airships on a stand-alone basis and/or combined with GTC’s or other payloads relates to the following applications, among others:

Government:

•	International, Federal, state and local governments as well as US and foreign government agencies, including DoD, DEA, Homeland Security, Customs, EPA
	–	Military
	–	Intelligence, reconnaissance and surveillance
	–	Border security monitoring
	–	Drug enforcement
	–	High value asset tracking
	–	Monitoring environmental pollution and sampling air emissions

Commercial Applications:

•	Mobile communications system
•	ISR platform
•	Natural disaster instant infrastructure
•	Nautical tracking for maritime shipping companies
•	Oil pipeline monitoring and exploration
•	Fleet vehicle diagnostic, maintenance, fuel theft, tracking
•	Fleet generator operation diagnostic tracking
•	Power grid infrastructure management
•	Solar power infrastructure management
•	Atmospheric and climate research

GTC’s markets differ depending on the services provided.  The market for the construction of satellite ground stations has historically been and is expected to continue to be mainly government and government-related entities, although various commercial entities may be interested in either funding such a satellite ground station or partnering with GTC to build such ground stations in strategic areas.

There is an existing and we believe significantly growing, multi-billion dollar global market for a small and cost effective solution for receiving and processing data from remote locations used in applications such as tracking vehicles or asset shipments, monitoring unattended remote assets or mobile security. GTC’s solutions are ideally suited for industries such as maritime, aviation, government/military, emergency/humanitarian services, mining, forestry, oil and gas, heavy equipment, transportation and utilities, as well as recreational users. This is a rapidly growing market and GTC believes it is well positioned to take advantage of this growth, especially with its e-commerce website through which it offers a range of portable satellite voice, data and tracking solutions that provide communications services to areas of the world where other methods of communication do not exist or are currently limited, including remote land and ocean areas, the polar regions, and areas where an existing telecommunications infrastructure has been negatively affected by political conflicts, natural disasters, or other such events. GTC also recently launched its new subscription based online tracking portal called GTCTrack, designed to attract new satellite and GSM tracking customers by offering an easy-to-use interface and compatibility with a wide range of devices. Using a web based Google Earth interface, GTCTrack displays real-time worldwide asset location reports including position, speed, altitude and heading and also provides past location and movement history reports on a wide range of popular GSM and satellite tracking devices from more than 20 different manufacturers including all current tracking devices in the Globalstar range. Under the terms of previous contracts with Globalstar, GTC currently has the rights to use simplex or one-way transmission accounts to transmit an unlimited number of locational or status messages from tracking devices used anywhere within the Globalstar simplex coverage area. Under the terms of contracts between GTC and Globalstar, GTC will pay no activation fee, monthly fee or per message fee to Globalstar for each account used during the term of the contracts, allowing GTC’s pricing to be very competitive. In the past, GTC has dealt specifically with U.S. government customers but is now also very focused on expanding its customer base and making maximum use of these free accounts to generate increased revenue.

Competition

We believe that the principal competitive factors in the markets for our LTA BiB aerostat systems and airships include product performance, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, integration with existing equipment, size, mobility, quality, reliability, customer support, brand and reputation.

We believe the current market competitors to our BiB aerostat system include a large number of not only small “mom and pop” tethered aerostat and balloon companies but large defense contractors, among them: TCOM, Raytheon, Lockheed Martin, ISL, Compass Systems, and American Blimp Corporation.

The current market competitors to LTA UAS like our Argus One airship are not only other LTA UAS, but also manned aircraft, heavier-than-air fixed wing unmanned aircraft, tethered aerostats and balloons, and low earth orbit satellites. The markets for our mid-altitude product are evolving rapidly and subject to changing technologies, shifting customer needs and expectations, and the potential introduction of new products.  Nearly all mid-altitude UAS operating today are fixed wing, heavier-than-air platforms.  Existing contractors that provide mid-altitude long endurance UAS include Northrop Grumman with its Global Hawk, General Atomics with its Predator, Reaper and Grey Eagle, the Boeing Company with its Scan Eagle, and Elbit Systems with its Hermes aircraft. Several large aerospace and defense contractors are pursuing this market opportunity with proposed long duration heavier-than-air fixed wing UAS, including The Boeing Company, QinetiQ, Aurora Flight Sciences, Lockheed Martin and Northrop Grumman. Companies pursuing LTA UAS as a solution for this market include Lockheed Martin, Northrop Grumman and Raytheon. Companies pursuing low earth orbit satellites as a solution for this market include The Boeing Company, Lockheed Martin, General Dynamics, the European Aeronautic Defense and Space Company, Ball Aerospace Technologies and Orbital Sciences. There are a large number of companies that offer various competing aerostats, including TCOM LP, Lockheed Martin, Raytheon, and American Blimp Corporation. The market for high altitude long endurance UAS is in its early stages of development and to date, no one has developed an operational HAA. As a result, this category is not well defined and is characterized by multiple potential solutions.

Many of our competitors have received considerable funding from government or government-related sources to develop and build a LTA aerostats or UAS.  Most of these organizations and many of our other competitors have greater financial, technical, manufacturing, marketing and sales resources and capabilities than we do. We anticipate increasing competition as a result of defense industry consolidation, which has enabled companies to enhance their competitive position and ability to compete against us.  In addition, other companies may introduce competing aerostats, airships or solutions based on alternative technologies that may adversely affect our competitive position.  As a result, our products may become less or non-competitive or obsolete.

The competitors for GTC’s satellite telecommunications services are other leading satellite networks such as Iridium, Inmarsat, Thuraya and even Globalstar, and their various resellers.  GTC expects the competition for these and its satellite tracking and monitoring services to increase significantly as the market demand accelerates.  GTC believes it will be well positioned to compete for this business largely on a cost basis due to the free accounts it has pursuant to the Globalstar agreements. GTC can use each simplex or one-way transmission account to transmit an unlimited number of locational or status messages from tracking devices used anywhere within the Globalstar simplex coverage area. Under the terms of contracts between GTC and Globalstar, GTC will pay no activation fee, monthly fee or per message fee to Globalstar for each account used during the term of the contracts.  GTC does not believe it has any significant competition in the construction of ground stations around the world although such construction is primarily dependent on government funding, unless a commercial entity needs communications access to a strategic particular area not covered by today’s network constellations and funds such a satellite ground station or GTC partners with such a commercial entity in the construction of a ground station.

Technology, Research and Development

We and our subsidiary GTC develop technology utilizing relationships with partners who specialize in the design and development of technology related to our products. We have entered into several relationships with technical partners that we intend to continue to develop and expand so as to further develop and commercialize our products. We have relied on our technical partner, Eastcor Engineering, for the development and commercialization of our Argus airship, which was developed for us under contract in the U.S. using technologies that take full advantage of the microelectronics and command and control technologies protected under the International Traffic in Arms Regulations for potential U.S. governmental customers. Eastcor also develops certain customized tracking devices and other technology for GTC.  We rely on another partner for the development, commercialization and construction of our BiB aerostat system.  We currently have no technical personnel as employees of the Company responsible for this function.  In the future we anticipate expanding our relationships with our technical partners and adding new partnerships with other companies/organizations with technical expertise related to our products until we are ultimately able to support an in-house technical capability as we progress in the development and selling of our aerostats, airships and GTC products and services. While we believe our relationships with our technical partners to be strong, there is no assurance that they will always remain so. If these relationships were to break down or terminate or if we were to lose the services of any of our technical partners, it could cause a delay in our ability to continue to develop, manufacture and sell one or more of our products, postpone or reduce our revenue from such product, and/or increase the costs related to development and commercialization of such product.

Our research and development efforts are primarily focused on our BiB aerostat systems and our LTA UAS product.  With regards to our UAS strategy, unlike many of our competitors who are focused solely on development of a HAA, we have adopted a spiral or staged development approach that allows for similar technology to be tested and matured on LTA UAS designed for low- and mid-altitudes.  Our research and development activities are focused, among other things, on envelope design and construction, payload and systems integration, tether design and integration, sensor stabilization, automated modular controls for aerodynamic stability, propulsion systems, and other related technologies.  The goals for our development of our aerostats are to achieve greater weather operating resistance, higher duration and greater payload capacity, increased automation, increased durability for air-drop capability, ease of inflation, deflation and operation, and miniaturization of the system. We also intend on developing a “non-military spec” BiB system for use in more commercial applications not requiring the level of durability and ruggedness of the current militarized model. The goals for our development of our airships are to achieve the goal of persistence with regard to its vulnerability to the environment, its ability to accept different payloads and perform differing missions, maintaining sufficient power for both longevity and agility, sufficient payload capacity consistent with altitude and payload configuration, and both technical and engineering design to enable prolonged on-station operations.  The operational platform mobility and its capability to sustain the rigors of varying environments have profound implications to overall platform mission operations.  These attributes are mission agility, tactical responsiveness, all weather operations, and area of coverage.

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

We spent $210,700 on research and development in 2012.

Partners

We and our subsidiary GTC have entered into a number of relationships with various marketing and technical partners who have expertise in the marketing of, and the design and development of technology related to, our products that we intend to continue to develop, expand and strengthen in the coming year so as to further develop and commercialize our products.

We have relied on our technical partner Eastcor Engineering for the design, development, testing and commercialization of our Argus One airship.   We rely on another partner for the development, commercialization and construction of our BiB aerostat system.  We also have several agreements with partners to assist us with the marketing and sales of our various products, as we currently have limited in-house sales capabilities. GTC has several distributors both here and abroad for its products as well.

GTC has a broad, longstanding relationship with Globalstar. GTC specializes in services offered through the Globalstar satellite network and is also a reseller of Globalstar’s satellite mobile and data communications services globally via satellite.  Finally, GTC has various contracts with Globalstar, the terms of which provide GTC the right to use up to 2,430 simplex or one-way transmission tracking accounts which can be used without charge for at least another 12 years and has a contract with Globalstar that allows for an additional 10,000 unlimited usage accounts to be available to GTC (1,000 of which GTC is required to transfer to a former affiliated company) over a 25 year period upon completion of a certain satellite tracking ground station. If that particular ground station is not constructed for any reason, GTC would anticipate either transferring such agreement to a newly built ground station or negotiating similar agreements with Globalstar in connection with any additionally constructed ground stations. GTC can use each simplex or one-way transmission account to transmit an unlimited number of locational or status messages from tracking devices used anywhere within the Globalstar simplex coverage area. Under the terms of contracts between GTC and Globalstar, GTC will pay no activation fee, monthly fee or per message fee to Globalstar for each account used during the term of the contracts. GTC’s  free accounts can be sold to customers requiring simplex service through the Globalstar network. In the past, GTC has dealt specifically with U.S. government customers but intends to attempt to expand this customer base and make maximum use of these free accounts to generate increased revenue.  The contracts with Globalstar also allow GTC to construct an additional five satellite ground stations anywhere in the world.

Intellectual Property

Our success and ability to compete depends in part on our ability to develop and maintain our intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. On February 17, 2011, we filed a provisional patent in the U.S. relating to our Argus One UAS for an unmanned autonomous airship with automated control for individual modules for improved flight stability and aerodynamic body control. In February 2012 we filed both a U.S. utility patent application and a patent application under the Patent Cooperation Treaty for an airship design and method of controlling the airship based on our Argus One UAS. We have also filed provisional patents in August 2012 for the apparatus and method for transporting and deploying an aerostat, and in May 2012 for a self-powered releasable aerostat and for a method for releasing and controlling the aerostat. As our development of our aerostats and the Argus One airship continues, we expect to expand and strengthen our portfolio of intellectual property by relying on patents, trade secrets, copyrights, trademarks, non-disclosure agreements and other contractual provisions. We have applied for trademark registration on the name Blimp in a Box.  In certain cases, when appropriate, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection in order to preserve confidentiality.  All of our employees are subject to non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights.

Dependence on a Few Customers and Regulatory Matters

We believe that our aerostat and airship products will at least initially be sold to a limited number of U.S. government and government-related entities. Other than products sold through its e-commerce website and its GTCTrack tracking portal, the majority of GTC’s products and services have been sold to U.S. government and government-related entities. Although GTC has begun to also focus on the broader commercial market for its tracking and monitoring services, customers for ground station construction will largely remain government and government-related entities unless a commercial entity needs communications access to a strategic particular area not covered by today’s network constellations and funds such a satellite ground station or GTC partners with such a commercial entity in the construction of a ground station.  We anticipate that the majority of our revenue at least in the foreseeable future, and at least until we have developed the commercial version of our BiB, will come from U.S. government and government-related entities, including both the Department of Defense and other departments and agencies.  Government programs that we may seek to participate in must compete with other programs for consideration during Congress’ budget and appropriations hearings, and may be affected by changes not only in political power and appointments but also general economic conditions and other factors beyond our control.  Reductions, extensions or terminations in a program that we are seeking to participate in or overall defense spending could adversely affect our ability to generate revenues and realize any profits.  We cannot predict whether potential changes in security, defense and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact our ability to generate revenues.

We have not yet attempted to register as a contractor with the U.S. Government (although our subsidiary GTC has done so and has done business with various departments of the Government) and if we apply and fail to so qualify, our ability to generate revenues could be severely affected. As the parent company of GTC, we are not, however, required to be qualified as a government contractor for GTC to qualify for new contracts.  If we do so qualify, to do business with the U.S. government, we will be required to comply with and will be affected by laws and regulations relating to the award, administration and performance of U.S. contracts, as is GTC.  Government contract laws and regulations affect how we will do business with our customers, and in some instances, will impose added costs on our business.  A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of any then existing contracts or the inability to bid on future contracts.

Some of our products are subject to regulation by the FAA, which currently does not allow any untethered flights by UAS in commercial airspace in the U.S. without prior FAA clearance certifications or an FAA Certificate of Waiver or Authorization (COA) that are difficult and time-consuming to obtain. Federal, state and local government entities must obtain an FAA COA before flying unmanned aerial systems (UAS) in the Nation Air Space (NAS). The FAA continues to move toward the safe, timely and efficient integration of UAS into the nation’s air transportation system. In March 2012, the agency created a new UAS integration office, headed by a single executive, which brings together specialists from the aviation safety and air traffic organizations.  The FAA received more than 200 comments after asking for public input on the process for selecting six UAS test sites mandated by Congress. In July 2013, the agency expects to request proposals to manage the test sites in order to make the selections in December 2013. These sites are important because they will provide valuable data to safely integrate UAS into the nation's airspace by 2015 as required by the 2012 FAA reauthorization.

Later this year, the FAA expects to release a proposed rule that will establish policies, procedures and standards for a wide spectrum of users in the small UAS community. This class of UAS will likely experience the greatest near-term growth in civil and commercial operations because of their versatility and relatively low initial cost and operating expenses.

While we do not currently know the rules that will ultimately be issued by the FAA, or the cost of complying with them, we intend to closely follow all progress made by the FAA to implement the 2012 FAA reauthorization. We believe our reliance on the U.S. government and government-related entities as our primary customers may change once the FAA determines the rules and regulations required for the safe flight and operation of UAS in our national airspace, since we will then be able to sell our products to a much broader commercial market where the demand is increasing rapidly.

International sales of our products may also be subject to U.S. laws, regulations and policies like the United States Department of State restrictions on the transfer of technology, ITAR and other export laws and regulations and may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities.   This may limit our ability to sell our products abroad and the failure to comply with any of these regulations could adversely affect our ability to conduct our business and generate revenues as well as increasing our operating costs.  Our products may also be subject to regulation by the National Telecommunications and Information Administration and the Federal Communications Commission that regulate wireless communications.

Sources and Availability of Components

Certain materials and equipment for our aerostats and UAS are custom made for those products and are dependent upon either a single or limited number of suppliers. Failure of a supplier could cause significant delays in delivery of the products if another supplier cannot promptly be found or if the quality of such replacement supplier’s components are inferior or unacceptable.

Employees

As of March 21, 2013, we had 5 full-time employees, including our executive officers. GTC hires contract employees on an as needed basis, and has not historically had any problems finding qualified personnel.  We do not believe that we will have difficulty in hiring and retaining qualified individuals for our general operations. We believe that our relations with our employees are good.  None of our employees are represented by a collective bargaining agreement, nor do we have collective bargaining arrangements with any of our employees.

Available Information

We are subject to the informational and disclosure requirements pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act).  We file periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC).  Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site (http://www.sec.gov ) that contains reports, proxy and information statements and other information regarding issuers that file electronically.  All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

We need to raise significant additional capital in order to meet our cash requirements to fully implement our business plan and continue our operations during the next twelve months.  As of December 31, 2012, we only had $49,343 of cash and cash equivalents and we had negative working capital of $15,369,729, and for the twelve months ended December 31, 2012, we had a net loss of $3,362,853.  We expect to use the funds raised, if any, to expand and accelerate our research and development efforts, increase our manufacturing facilities, acquire complimentary technology, companies or personnel, hire additional sales and other personnel, implement additional corporate governance measures, attract independent board members and for other operating activities.  We will, as we deem necessary and prudent, continue to seek to raise additional capital through various financing alternatives, including the private or public sale of equity or debt securities, bank financing or corporate partnering arrangements.   Other than our agreement with La Jolla Cove Investors, funding under which has been and may continue to be negatively impacted by our stock price, we do not have any firm commitments for additional capital from third parties or from our officers, directors or shareholders.  Although our officers and directors or their affiliates have in the past provided us with or helped us obtain capital, they are not legally bound to do so.  We may not be able to raise additional capital on terms acceptable to us or at all.   In order to attract new investors and raise additional capital, we may be forced to provide rights and preferences to new investors that are not available to current stockholders and that may be adverse to existing investors.  If we do not receive adequate additional financing on terms satisfactory to us on a timely basis, or at all, we would not be able to meet our cash payment obligations or fully implement our business plan.  We would likely also have to delay, curtail, scale back or terminate some or all of our operations that could hurt our future performance, prematurely sell some or all of our assets on undesirable terms, merge with or be acquired by another company on unsatisfactory terms, or possibly shut down our operations.

We have a history of operating losses that we anticipate will continue for the foreseeable future.

We have a history of losses from operations and we anticipate that for the foreseeable future, we will continue to experience losses from operations.  Those losses have resulted principally from costs incurred in our research and development efforts, and from general and administrative costs associated with our business.  We had a net loss from operations of $4,541,587 during 2012, $4,339,911 during 2011, and $9,786,228 during 2010.  Our accumulated deficit through December 31, 2012 was $148,995,352.  We expect to continue to incur net losses from operations for the next several quarters if not for all of 2013 as we continue to develop and seek to commercialize our products.

We have incurred substantial indebtedness and may be unable to service our debt.

Our indebtedness at December 31, 2012 was $15,851,540.  A portion of such indebtedness reflects judicial judgments against us that could result in liens being placed on our bank accounts or assets.   We are continuing to review our ability to reduce this debt level due to the age and/or settlement of certain payables but we may not be able to do so.  This level of indebtedness could, among other things:

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

The report of our independent auditors contained in our consolidated financial statements for the years ended December 31, 2012 and 2011 explains that we have incurred substantial operating losses and raises substantial doubt about our ability to continue as a going concern. Analysts and investors view reports of independent auditors questioning a company’s ability to continue as a going concern unfavorably. This report may make it difficult for us to raise additional debt or equity financing necessary to continue our business operations and the development of our airships. Potential investors should review this report before making a decision to invest in the Company.

We rely on our technical partners for the development and commercialization of our products.

We rely on our technical partners for the development and commercialization of our aerostats and our airships.  We currently have no technical personnel as employees of the Company. While we believe the relationships with out technical partners to be strong, there is no assurance that they will always remain so. If these relationships were to break down or terminate or if we were to lose the services of our technical partners, it could cause a delay in our ability to continue to develop, manufacture and sell our products, postpone commercial revenue to us from such products and increase the costs related to such development and commercialization. We had an agreement with Eastcor Engineering that expired in accordance with its terms.

We may pursue strategic transactions in the future, which could be difficult to implement, disrupt our business or change our business profile significantly.

We will continue to consider potential strategic transactions, which could involve acquisitions or dispositions of businesses or assets, joint ventures or investments in businesses, products or technologies that expand, complement or otherwise relate to our current or future business. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as among others: (i) the need to integrate and manage the businesses and products acquired with our own business and products, (ii) additional demands on our resources, systems, procedures and controls, (iii) disruption of our ongoing business, and (iv) diversion of management’s attention from other business concerns. Moreover, these transactions could involve: (a) substantial investment of funds or financings by issuance of debt or equity securities; (b) substantial investment with respect to technology transfers and operational integration; and (c) the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance of, or assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our company. Any such activity may not be successful in generating revenue, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability: (i) to take advantage of growth opportunities for our business or for our products, or (ii) to address risks associated with acquisitions or investments in businesses, may negatively affect our operating results. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings.   These future acquisitions or joint ventures may not result in their anticipated benefits and we may not be able to properly integrate acquired products, technologies or businesses, with our existing products and operations or combine personnel and cultures.  Failure to do so could deprive us of the intended benefits of those acquisitions.

Product development is a long, expensive and uncertain process.

The development of LTA aerostats and UAS is a costly, complex and time-consuming process, and the investment in product development often involves a long wait until a return, if any, is achieved on such investment.  We make and will continue to make significant investments in research and development relating to our aerostats, airships and our other businesses.  Investments in new technology and processes are inherently speculative. We have experienced numerous setbacks and delays in our research and development efforts and may encounter further obstacles in the course of the development of additional technologies and products.  We may not be able to overcome these obstacles or may have to expend significant additional funds and time. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, may substantially increase the costs of development, and may negatively affect our results of operations.

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

Although we have sold a set of our BiB aerostat systems, we have not yet sold any of our Argus One airships in the commercial marketplace. Our success in the market for the products we develop will depend largely on our ability to prove our products’ capabilities.  Upon demonstration, our aerostats and airships may not have the capabilities they were designed to have or that we believed they would have.  Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with a larger, more established, more proven company than us. Moreover, competing products may prevent us from gaining wide market acceptance of our products.  Significant revenue from new product investments may not be achieved for a number of years, if at all.

GTC has developed various custom designed commercial simplex satellite tracking devices that are capable of transmitting locational and other information from any location within the Globalstar satellite network. These devices were previously exclusively used by U.S. government customers and thus have satisfied stringent operational requirements for years. Users of these tracking products will be able to access their accounts online and view near-live location and status transmissions using GTC’s proprietary mapping web interface. Although GTC can sell to U.S. government customers without the need for any form of certification, GTC can not sell such tracking devices commercially without certification from Globalstar and the Federal Communications Commission for use in the U.S. and from comparable entities globally, like CE Mark. GTC has begun the process to apply for certification to sell these devices both in the U.S. and globally and GTC plans to have a worldwide target customer base with no cost basis on the monthly service plans sold with each device. Although, GTC believes the likelihood of obtaining these certifications is reasonably high due to its experience in producing these tracking devices for government customers combined with its knowledge and experience of the Globalstar network and their certification requirements, there is no guarantee that GTC will be, however, able to certify its tracking devices.  Moreover, in the past, the Company has dealt specifically with U.S. government customers but is now also focused on expanding this customer base and making maximum use of the free accounts to generate increased revenue.  We cannot assure you, however, that GTC will be successful doing so.

Our potential customers are likely to be government or government-related entities that are subject to appropriations by Congress and reduced funding for defense procurement and research and development programs would likely adversely impact our ability to generate revenues.

We anticipate that the majority of our revenue (for our aerostats, airships and GTC products other than website and GTCTrack portal sales) at least in the foreseeable future will come from U.S. government and government-related entities, including both the Department of Defense and other departments and agencies.  Government programs that we may seek to participate in and contracts for aerostats, LTA UAS or the construction of satellite ground stations must compete with other programs for consideration during Congress’ budget and appropriations hearings, and may be affected by changes not only in political power and appointments but also general economic conditions and other factors beyond our control.  Reductions, extensions or terminations in a program that we are seeking to participate in or overall defense or other spending could adversely affect our ability to generate revenues and realize any profits.  We cannot predict whether potential changes in security, defense, communications and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact our ability to generate revenues.

We may not qualify as a U.S. government contractor, and if we do, we will be subject to a number of procurement rules and regulations.

We have not yet attempted to register as a contractor with the U.S. Government (although our subsidiary GTC has done so and has done business with various departments of the Government) and if we apply and fail to so qualify, our ability to generate revenues could be severely affected.   As the parent company of GTC, we are not, however, required to be qualified as a government contractor in order for GTC to qualify for new government contracts. If we do so qualify, to do business with the U.S. government, we will be required to comply with and will be affected by laws and regulations relating to the award, administration and performance of U.S. contracts, as is GTC.  Government contract laws and regulations affect how we will do business with our customers, and in some instances, will impose added costs on our business.  A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of any then existing contracts, or the inability to bid on future contracts.

Some of our products are subject to significant governmental regulation including FAA regulations that currently prohibit us from performing any untethered flight testing of our UAS in commercial airspace until we receive a clearance certification from the FAA or a FAA Certificate of Waiver or Authorization which are difficult and time-consuming to obtain, and such regulations could significantly increase our research and development costs and could limit our ability to generate revenues.

Some of our products are subject to regulation by the FAA, which currently does not allow any untethered flights by UAS in commercial airspace in the U.S. without prior FAA clearance certifications or a FAA Certificate of Waiver or Authorization (COA) that are difficult and time-consuming to obtain. Federal, state and local government entities must obtain an FAA COA before flying UAS in the Nation Air Space (NAS). In light of the recent law enacted regarding UAS, the status of regulations regarding the testing, operations and safety of UAS is in flux. Depending on the ultimate rules adopted by the FAA, the cost to test and fly our products and our ability to generate revenues may be significantly adversely affected.  International sales of our products may also be subject to U.S. laws, regulations and policies like the International Traffic in Arms Regulations (ITAR) and other export laws and regulations and may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities.   If we are not allowed to export our products or the clearance process is burdensome, our ability to generate revenue would be adversely affected.  The failure to comply with any of these regulations could adversely affect our ability to conduct our business and generate revenues as well as increasing our operating costs.

We compete with companies that have significantly more resources than us and already have received government contracts for the development of Aerostats and UAS.

A number of our competitors have received considerable funding from government or government-related sources to develop and build a mid- or high-altitude UAS and various aerostats.  Most of these organizations and many of our other competitors have greater financial, technical, manufacturing, marketing and sales resources and capabilities than we do.  Our products will compete both with not only other LTA tethered aerostats and UAS, but also with heavier-than-air fixed wing aircraft, manned aircraft, communications satellites and balloons.  We anticipate increasing competition as a result of defense industry consolidation, which has enabled companies to enhance their competitive position and ability to compete against us.  In addition, other companies may introduce competing aerostats, airships or solutions based on alternative technologies that may adversely affect our competitive position.  As a result, our products may become less or non-competitive or obsolete.  If we are not able to compete successfully against our current and future competitors, we may fail to generate revenues and our financial condition would be adversely affected.

We are subject to a number of lawsuits that could result in material judgments against us.

We are defendants in a number of litigation matters and are subject to various other claims and demands mostly related to the operation of the Company’s business by prior management.   These matters are likely to divert financial and management resources that would otherwise be used to benefit our operations.  We intend to aggressively defend ourselves in these proceedings but no assurances can be given that the results of these matters will be favorable to us. An adverse resolution or outcome of any of these lawsuits, claims or demands that cannot be predicted with certainty or potential settlements of such matters could adversely affect our business and financial condition, or could result in us having to issue freely tradable shares which could hurt our share price.  Any claims and litigation, even if fully reserved or insured for, could negatively impact our reputation among our customers and the public and make it more difficult for us to raise capital, secure contracts or to compete effectively.

If we fail to protect our intellectual property rights, we could lose our ability to compete in the marketplace.

Our intellectual property and proprietary rights are important to our performance, our ability to remain competitive and for the success of our products and our business. Patent protection can be limited and not all intellectual property is or can be patented. We rely on a combination of patent, trademark, copyright, and trade secret laws as well as confidentiality agreements and procedures, non-compete agreements and other contractual provisions to protect our intellectual property, other proprietary rights and our brand.  We have little protection when we must rely on trade secrets and nondisclosure agreements.  We filed a provisional patent application on our Argus One airship in February 2011. In February 2012 we filed both a U.S. utility patent application and a patent application under the Patent Cooperation Treaty for an airship design and method of controlling the airship based on our Argus One UAS. We have also filed provisional patents in August 2012 for the apparatus and method for transporting and deploying an aerostat, and in May 2012 for a self-powered releasable aerostat and for a method for releasing and controlling the aerostat. There is no assurance that a patent will issue from such applications. We intend to continue to expand the patent protection for our aerostats, airships and other products as we deem appropriate, but there can be no assurance that we will be able to secure any such patent protection.  Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors. Furthermore, our competitors may independently develop technologies and products that are substantially equivalent or superior to our technologies and/or products, which could result in decreased revenues.  Moreover, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights which could result in substantial costs to us and substantial diversion of management attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products.  Our inability to adequately protect our intellectual property rights could adversely affect our business and financial condition, and the value of our brand and other intangible assets.

Other companies may claim that we infringe their intellectual property, which could materially increase our costs and harm our ability to generate future revenue and profit.

We do not believe our aerostat or airship technologies infringe the proprietary rights of any third party, but claims of infringement are becoming increasingly common and third parties may assert infringement claims against us.  It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third parties.  If we are required to obtain licenses to use any third party technology, we would have to pay royalties, which may significantly reduce any profit on our products.  In addition, any such litigation could be expensive and disruptive to our ability to generate revenue or enter into new market opportunities.  If any of our products were found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products altogether.

The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnity.

We develop and sell products where insurance or indemnification may not be available, including:

•	Designing and developing products using advanced and unproven technologies and aerostats and airships in intelligence and homeland security applications that are intended to operate in high demand, high risk situations; and
•	Designing and developing products to collect, distribute and analyze various types of information.

Failure of certain of our products could result in loss of life or property damage.  Certain products may raise questions with respect to issues of civil liberties, intellectual property, trespass, conversion and similar concepts, which may raise new legal issues.  Indemnification to cover potential claims or liabilities resulting from a failure of technologies developed or deployed may be available in certain circumstances but not in others.  We are not able to maintain insurance to protect against all operational risks and uncertainties.   Substantial claims resulting from an accident, failure of our product, or liability arising from our products in excess of any indemnity or insurance coverage (or for which indemnity or insurance is not available or was not obtained) could harm our financial condition, cash flows, and operating results.  Any accident, even if fully covered or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively.

If we are unable to recruit and retain key management, technical and sales personnel, our business would be negatively affected.

 For our business to be successful, we need to attract and retain highly qualified technical, management and sales personnel.  As of March 21, 2013 we employed five employees and relied heavily on outside partners and contractors.  The failure to recruit additional key personnel when needed with specific qualifications and on acceptable terms might impede our ability to continue to develop, commercialize and sell our products.  To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees.  The loss of any members of our management team may also delay or impair achievement of our business objectives and result in business disruptions due to the time needed for their replacements to be recruited and become familiar with our business.  We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

The control deficiencies in our internal control over financial reporting may until remedied cause errors in our financial statements or cause our filings with the SEC to not be timely.

We have identified control deficiencies in our internal control over financial reporting as of the evaluation done by management as of December 31, 2012, including those related to (i) an ineffective global control environment such that control deficiencies in various other components of internal control could lead the auditor to conclude that a significant deficiency or material weakness exists in the control environment, (ii) absent or inadequate segregation of duties within a significant account or process, (iii) inadequate documentation of the components of internal control, and (iv) inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs.  If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the consolidated financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with GAAP for each of the periods presented.  We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud.  We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

Risks Related To Ownership of Our Common Stock

Market volatility and fluctuations in our stock price and trading volume may cause sudden decreases in the value of an investment in our common stock.

The market for our common stock is illiquid and subject to wide fluctuations in response to a number of factors, including, but not limited to:

•	limited numbers of buyers and sellers in the market;
•	investors wanting to place large sale or buy orders in a particular day;
•	actual or anticipated variations in our results of operations;
•	our ability or inability to generate new revenues;
•	the development of our products; and
•	increased competition or technological innovations or new products by competitors.

The market price of our common stock has historically been, and we expect it to continue to be, volatile.  The price of our common stock has ranged from between $0.01 to $0.32 since January 1, 2010.  In addition to the extremely volatile nature of the stock market, our stock price has been affected by our own public announcements regarding such things as financings and product development.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance which include among others individual stockholder market transactions, stock market fluctuations, general economic, political and overall global market conditions, such as recessions, interest rates or international currency fluctuations, in addition to market conditions in our industry. Consequently, events both within and beyond our control may adversely affect the market price and liquidity of our common stock.

Sales of substantial amounts of our common stock in the public market could harm the market price of our common stock.

The sale of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares.  As of March 21, 2013, we had 695 registered stockholders and many more beneficial holders, many of whom have held their shares for the required holding periods under Rule 144 promulgated pursuant to the Securities Act and thus would hold freely tradable shares.  The shares issued pursuant to conversions under our convertible debenture are freely tradable; 50 million shares were registered with the SEC and any additional shares will be freely tradable pursuant to Rule 144 promulgated pursuant to the Securities Act, and such selling stockholder is not subject to a lock-up agreement. The 22,588,332 shares of common stock issued to the selling stockholders in the private placements in May 2011, which were registered with the SEC, are also freely tradable and such selling stockholders are not subject to lock-up agreements. If such shares are sold, or if it is perceived they will be sold, the trading price of our common stock could decline. Because investors may be more reluctant to purchase shares of our common stock following substantial sales or issuances, the resale of these shares of common stock could impair our ability to raise capital in the near term.

There are a large number of shares underlying our convertible debenture and equity investment agreement and issuance of shares upon conversion of the convertible debenture and exercise of the rights in the equity investment agreement may cause immediate and substantial dilution to our existing stockholders.

There are a large number of shares that may be issued pursuant to our convertible debenture and equity investment agreement. The issuance of shares upon conversion of the convertible debenture and purchase of shares under the equity investment agreement may result in substantial dilution to the interests of other stockholders since the selling stockholder may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholder may not convert its convertible debenture if such conversion would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholder from converting some of their holdings and then converting the rest of their holdings. In this way, the selling stockholder could sell more than this limit while never holding more than this limit.

If we are required for any reason to repay our outstanding convertible debenture, we would be required to deplete our working capital, if available, or raise additional funds.  Our failure to repay the convertible debenture, if required, could result in legal action against us, which could require the sale of substantial assets or the curtailment of some or all of our operations.

In February 2012, we issued a convertible debenture that is due and payable, with 4 3/4% interest, three years from the date of issuance, unless sooner converted into shares of our common stock.  In addition, any event of default could require the early repayment of the convertible debenture at a price equal to 110% of the amount due under the debenture.  We anticipate that the full amount of the convertible debenture, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the convertible debenture. If we were required to repay the convertible debenture for any reason, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debenture, the debenture holder could commence legal action against us and foreclose on our assets to recover the amounts due. Any such action would likely require us to curtail some or all of our operations.

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

In addition, the terms of various securities we have issued provide for anti-dilution adjustments to their exercise or conversion price in certain circumstances. Any dilutive issuances could trigger certain of these anti-dilution provisions that could negatively impact the price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate offices are now located at State Road 405, Building M6-306A, Room 1400, Kennedy Space Center, FL 32815. Base rent is $1,607 per month plus 6% state sales tax. The lease terminated on December 31, 2012 and we are on a month-to-month basis but we are in negotiations to renew the lease through December 31, 2013 on the same terms.   GTC leases space at 17121 Collins Avenue, #2506, Sunny Isles, FL 33160, with a base rent of $3,000 per month, pursuant to a lease that expires March 31, 2013. GTC leases on a month-to-month basis an engineering, storage and customer demonstration facility in Easton, MD with a base rent of $1,854 per month.   We have a hangar for our airships located on the grounds of the airport in Easton, Maryland near our technical partner, Eastcor Engineering.  We believe that our facilities are adequate for our current and near-term needs.

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

Tsunami Communications v. GlobeTel

On March 3, 2006, Civil Action File No. 06A-02368-5 was filed in Superior Court for Gwinnett County, Georgia by Tsunami Communications and several of its former shareholders. We asserted affirmative defenses and a trial was held in November 2009. By Order of the Court entered on September 2, 2010, an Order was entered against GlobeTel and several other co-defendants for the breach by Sanswire Technologies, Inc. (“ST”) (a then unrelated party) of its asset purchase agreement with the plaintiff Tsunami based on a deemed de facto merger resulting from a subsequent asset purchase agreement between ST and GlobeTel.  As damages, we were ordered to issue 530,015 shares of common stock to former shareholders of Tsunami and pay $229,180 to a former Tsunami shareholder with respect to two outstanding promissory notes. Subsequent to the Order, the plaintiffs filed a Motion for Reconsideration asking the Court to both reconsider its decision to deny several of the plaintiffs’ claims and to substantially increase the award of damages and a Claim for Attorney’s Fees, which has been denied by the Court. We have issued the share portion of the Order. We reached a settlement with the plaintiffs resolving the cash portion of the Order. Under the terms of the settlement, we issued 3.75 million shares of common stock and are required to pay them $60,000 over a twelve-month period.

The DeCarlo Group

A lawsuit was filed by the DeCarlo Group on November 24, 2010 in Miami-Dade County Courthouse for over $400,000 claimed in connection with CFO and accounting services allegedly rendered to the Company.  It is our position that the Company was overcharged in connection with the services rendered and that no amounts are due. DeCarlo has once again found a new attorney to represent him in this matter. We have filed a motion for sanctions and to dismiss and strike on the pleadings and intend to otherwise defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted.

Siegel

A lawsuit was filed by Frances Siegel, the mother of a former officer and director of the Company, on January 20, 2011 in Miami-Dade County Courthouse for $300,000 plus interest claimed in connection with an alleged investment in the Company back in 2003. We reached a settlement with the plaintiff resolving this lawsuit, without admitting or denying the allegations. Under the terms of the settlement, we were required to issue them 4.0 million shares of common stock.

Siefert

A lawsuit was filed by Thomas Seifert, a former officer and director of the Company, on April 9, 2012 in the Circuit Court of the 17th Judicial Circuit in Broward County for $548,000 and 7.0 million shares of common stock for alleged unpaid compensation. We reached a settlement with the plaintiff resolving this lawsuit, without admitting or denying the allegations. Under the terms of the settlement, we were required to issue him 6.0 million shares of common stock, which shares are subject to a fourteen-month leak-out, and pay him $50,000 over a twelve-month period.

Dohan

We filed a lawsuit on November 3, 2008, in the Florida Circuit Court for the Eleventh Circuit in Miami-Dade County, FL against our former auditors, Dohan Brown Salum + Ferro CPA PA n/k/a Dohan Salum + Company CPA PA and the individual auditors who performed work for us.  The claim asserts that but for the professional negligence of the audit firm in failing to observe GAAP and other accounting and auditing standards, we would not have incurred the substantial fees and professional expenses necessary to restate our financials and defend allegations of wrongdoing asserted by the SEC against us. We have filed an amended complaint to add claims. Dohan and Company, P.A., C.P.A.’s filed a related lawsuit against us on July 29, 2011 in the same court alleging unpaid professional accounting fees of $126,820, which case has now been combined with our lawsuit. We reached a settlement with the parties resolving this matter, without any party admitting or denying the allegations. Under the terms of the settlement agreement, each party fully releases the other from all claims.

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

ITEM 4. (Removed and Reserved)

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

From January 1, 2010 through April 24, 2011, our shares of common stock have been quoted on the OTC Bulletin Board quotation system under the symbol “SNSR." From April 25, 2011 through mid July 2012, our shares of common stock were quoted on the OTC Bulletin Board quotation system under the symbol “WSGI," and since then our shares of common stock have been quoted on the OTCQB quotation system under the symbol “WSGI."

The following information sets forth the high and low bid price of our common stock during fiscal 2011 and 2012 and was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	HIGH	LOW
2011
Quarter Ended March 31	$0.10	$0.05
Quarter Ended June 30	$0.31	$0.02
Quarter Ended September 30	$0.12	$0.04
Quarter Ended December 31	$0.07	$0.04

2012
Quarter Ended March 31	$0.07	$0.03
Quarter Ended June 30	$0.05	$0.03
Quarter Ended September 30	$0.04	$0.01
Quarter Ended December 31	$0.04	$0.01

On March 21, 2013, the last reported sale price of our common stock on the OTCQB quotation system was $0.0174 per share.

(b) Holders

As of March 21, 2013, there were 695 registered holders of our common stock.

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

 (d) Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth the information indicated with respect to our compensation plans as of December 31, 2012, under which our common stock is authorized for issuance.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	33,583,333	(1)	$0.0571	4,021,739	(2)
Equity compensation plans not approved by security holders	35,066,667	(3)	0.0343	—
Total	68,650,000		$0.0455	4,021,739

(1)  Consists of options outstanding under our 2004 employee stock option plan and our 2011 Equity Compensation Incentive Plan; no future options may be granted under the 2004 plan.

(2) Consists of shares remaining available for grant under our 2011 equity compensation incentive plan.

(3) Consists of options to certain employees, officers, directors and partners.

Recent Sales of Unregistered Securities; Use of Proceeds

During the year ended December 31, 2012, we issued an aggregate of 142,320,037 shares of Common Stock for conversion of debt (including the La Jolla Debenture), legal settlements, director fees, share-based compensation and for services rendered to us from consultants and partners. Of the aggregate shares issued, 30,678,261 shares, or 21.5% were issued to insiders and affiliates, as restricted securities under an exemption provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D, Rule 506, promulgated under the Securities Act of 1933. Common Stock issuances (other than the shares issued to La Jolla pursuant to the Debenture, which were valued as set forth below) were valued at prices based on the closing market prices on the date the Board of Directors authorized the issuances.

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

A commission will be paid in connection with the Financing as follows: a cash fee of 8% on the first $2 million of proceeds, 6% on the next $2 million, and 4% on any proceeds above $4 million, as well as warrants to purchase a number of shares equal to 10% multiplied by the proceeds. The warrants will have a three-year term, a purchase price of $0.21 and no cashless exercise feature. Such commissions are required to be paid as the proceeds of the Financing are received by the Company.

Other than 50 million shares of common stock issued upon the conversion of the Debenture, which shares were registered with the SEC, any additional shares of common stock issued pursuant to the Financing and the above securities were offered and issued in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act.  The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 31, 2012, the Company and the Affiliated Purchasers (as defined in Rule 10b-18(a)(3)) did not engage in any repurchases of our securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes our selected historical consolidated financial data for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2012 and 2011, and the selected balance sheet data as of December 31, 2012 and 2011, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011

Statement of Operations Data:
Net sales	$1,091,844	$203,682
Cost of sales	819,643	183,786
Net revenues	272,201	19,896
Operating expenses:
General and administrative	3,359,924	2,594,198
Professional fees	1,060,164	1,121,597
Depreciation and amortization	183,000	123,450
Research and development	210,700	425,562
Acquisition-related expenses	0	95,000
Loss from operations	(4,541,587)	(4,339,911)

Gain on extinguishment of liabilities to joint venture partner	0	2,474,753
Net gain from release of restricted assets and derecognition of liabilities of discontinued operations	544,201	0
Gain on derecognition of legacy payables	1,787,324	0
Loss on conversion of debt	(816,703)	0
Change in fair value of derivative liabilities	125,057	1,204,069
Interest expense, net	(461,145)	(458,311)
Net loss	$(3,362,853)	$(1,119,400)
Net loss per share
Basic and diluted	$(0.01)	$(0.00)

	December 31,
	2012	2011

Balance Sheet Data:
Cash	$49,343	$5,532
Accounts receivable, net	8,977	0
Accounts receivable from related third party	48,220	20,886
Prepaid expenses	46,134	102,149
Deposits	50,000	0
Property and equipment, net	2,452,966	2,635,966
Total assets	2,698,714	2,775,439
Total liabilities	15,859,403	16,977,458
Stockholders’ deficit	(13,160,689)	(14,202,019)
Accumulated deficit	$(148,995,352)	$(145,632,499)

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

All percentage comparisons made herein refer to the twelve months ended December 31, 2012 (2012) compared with the twelve months ended December 31, 2011 (2011).  Where we say “we,” “us,” “WSGI” or “the Company,” we mean World Surveillance Group Inc. or World Surveillance Group Inc. and its subsidiaries, as applicable.

Overview

We design, develop, market, and sell, autonomous lighter-than-air (LTA) aerostats and unmanned aerial systems (UAS) capable of carrying payloads that provide semi-persistent intelligence, surveillance and reconnaissance (ISR), security and/or wireless communications from air to ground solutions at low and mid altitudes.  Our business focuses primarily on the design and development of innovative aerostats and UAS that provide situational awareness and other communications capabilities via the integration of wireless capabilities and customer payloads. Our aerostats and airships when integrated with cameras, electronics systems and other high technology payloads, are designed for use by government-related and commercial entities that require real-time ISR or communications support for military, homeland defense, border control, drug interdiction, natural disaster relief, maritime and environmental missions.

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

 Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Revenues.  Sales for the years ended 2012 and 2011 were primarily sales by GTC of satellite phones and accessories, airtime and service plans to Global Telesat Communications Ltd (“GTCL”). GTCL is a United Kingdom-based company under ownership control of a current officer of GTC. Total sales to GTCL for the years ended December 31, 2012 and 2011 were $632,992 and $184,789, respectively and accounted for approximately 71% of the 2012 sales and 91% of 2011 sales. Contract revenues of $200,000 were recognized from the completion of the Space Florida contract, previously recorded as deferred revenues.

Cost of Sales. Cost of sales reflect the cost of satellite phones and accessories, airtime, usage fees and shipping costs of items sold. Gross profit margins declined from 10% for 2011 to 8% for 2012 reflecting changes in product mix and increased shipping costs due to higher sales volume.

Operating Expenses. Our total operating expenses for 2012 were $4,813,788 compared to $4,359,807 in 2011, an increase of $453,981 or 10%.  General and administrative expenses and depreciation and amortization account for the majority of the year over year increase. General and administrative expense is comprised of compensation for directors, management and administrative personnel, insurance, rents, travel costs and corporate reporting and filing expenses. General and administrative expenses increased by $765,726 in 2012 as compared to 2011, due primarily to $348,800 of share-based compensation awarded to the former Chairman of the Board, and $230,000 of shared-based compensation and director’s fees awarded to the current Chairman of the Board. The $59,550 increase in depreciation and amortization reflects a full-year’s depreciation on the GTC property and equipment during 2012 as compared to seven month’s of depreciation during 2011. Declines in professional fees of $61,433, research and development of $214,862, and the GTC acquisition-related expenses of $95,000 during 2011 partially offset the increase in general and administrative expenses.

Loss From Operations. We had an operating loss of $4,541,587 in 2012 compared to $4,339,911 in 2011, an increase of $201,676 or 5%, due primarily to the increased operating expenses described above.

Other Income (Expense). We had net other income of $1,178,734 during 2012 compared to $3,220,511 in 2011, a decrease of $2,041,777 or 63%. The net other income during 2012 is primarily attributed to a $544,201 gain on the release of restricted assets and derecognition of liabilities of discontinued operations, the $1,787,324 gain on the derecognition of legacy payables, and the $125,057 change in fair value of derivative liabilities, which were partially offset by the $816,703 loss on conversion of convertible debt and the $461,145 of interest expense. Net other income in 2011 is comprised of the $2,474,753 gain on the settlement of liabilities with a former joint venture partner and a $1,204,069 gain from the change in the fair value of derivative liabilities, which were partially offset by interest expense of $458,311. Interest expense remained comparable at $461,145 and $458,311 during 2012 and 2011, respectively.

Net Loss. We had a net loss of $3,362,853 in 2012 compared to a net loss of $1,119,400 in 2011, an increase of $2,243,453. The increase in net loss is primarily attributable to the reduction in the various components of the Other Income (Expense) category discussed above.

Liquidity And Capital Resources

Assets.  Historically we have funded our operations and capital expenditures through the sale of common stock and debt financings. At December 31, 2012, we had a cash balance of $49,343 compared to $5,532 at December 31, 2011. Current assets at December 31, 2012 were $202,674 compared to $139,473 at December 31, 2011, an increase of $63,201 or 45%. At December 31, 2012, we had total assets of $2,698,714 compared to $2,775,439 at December 31, 2011, a decrease of $76,725 or 3%, reflecting the increase in current assets and deferred financing costs which were more than offset by a full year’s accumulated depreciation of property and equipment during 2012 compared to seven month’s accumulated depreciation in 2011 from the GTC acquisition date in May 2011.

Liabilities. At December 31, 2012, we had total current liabilities of $15,572,403 compared to total current liabilities of $16,977,458 at December 31, 2011, reflecting a decline of $1,405,055 or 8%. The decline is primarily attributed to the derecognition of liabilities and legacy payables from discontinued operations totaling $2,331,525 during 2012, which was partially offset by the increase of $420,078 accrued interest included in notes payable and $173,294 increase in accrued liabilities. The reduction of deferred revenues during 2012 reflects the $200,000 in revenue recognized from the Space Florida contract. The $125,057 reduction in derivative liabilities reflects the decline in the fair value of the outstanding warrants primarily attributed to increased stock price volatility.

Cash Flows. Our cash used in operating activities for 2012 was $896,163 compared to $1,736,218 in 2011, a decrease of $840,055 or 48%. The decrease reflects the net changes in our operating assets and liabilities and non-cash adjustments resulting from depreciation, share-based compensation, fair value of the derivative liabilities and the gain on the extinguishment of liabilities to a former joint venture partner and derecognition of liabilities and legacy payables from discontinued operations.

There were no cash flows used or provided from investing activities during 2012. For 2011, net cash used in investing activities totaled $339,365 and related primarily to the acquisition of GTC.

Net cash provided by financing activities during 2012 was $939,974 and related to the proceeds from the convertible debt financing during 2012. During 2011, net cash provided by financing activities from sales of our common stock totaled $2,051,624.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying consolidated financial statements, the Company incurred a loss from operations of $4,541,587 and negative cash flows from operations of $896,163 for the year ended December 31, 2012. The Company had a working capital deficit of $15,369,729 and total stockholders’ deficit of $13,160,689 at December 31, 2012. The Company had an accumulated deficit of $148,995,352 at December 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its aerostats and UAS, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiary GTC’s business. The Company’s business plan, which if successfully implemented, will allow it to sell aerostats, UAS and other products for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for at least the next several quarters if not for all of the year 2013.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our aerostats, Argus One airship, and GTC products to begin generating revenues from customers.  We anticipate generating revenues from the sale of our airships in 2013 and are already generating revenue from our aerostats and GTC products.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or begin generating revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We have an agreement with La Jolla Cove Investors for $5 million of funding, however, such funding has been and may continue to be negatively impacted by our stock price. We continue to have discussions with various entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least December 31, 2013, if we are not able to do so and if we are not able to generate revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved and/or if significant unanticipated events occur or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Long-term debt obligations	-	-	-	-	-
Capital lease obligations	-	-	-	-	-
Non-cancellable operating leases	30,780	9,000	21,780	-	-
Purchase commitments	-	-	-	-	-
TOTAL	$30,780	$9,000	$21,780	-	-

We have no long-term debt obligations or capital leases.  The primary operating leases relate to our corporate headquarters at the Kennedy Space Center, FL that runs through December 31, 2013 and GTC’s office in South Florida that runs through March 31, 2013.

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

Revenue Recognition

We develop and sell lighter-than-air aerostats and unmanned aerial vehicles, and satellite tracking products and services through our subsidiary GTC.  We recognize revenue when all four of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. We record unearned contract revenue and subscription fees as deferred revenue and their associated costs of sales as prepaid expenses. Deferred revenue from contracts and their related costs are recognized upon completion and fulfillment of the contractual obligation using the completed contract method. In 2012, we recognized $200,000 in contract revenue, previous recorded as deferred revenue. We fulfilled our contractual obligation to Space Florida by providing performance parameters of the Argus One airship payload and flight tests completed in Nevada during May. Deferred revenues from subscription fees and their related costs are amortized over the subscription term.

Going Concern

 The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying consolidated financial statements, the Company incurred a loss from operations of $4,541,587 and negative cash flows from operations of $896,163 for the year ended December 31, 2012. The Company had a working capital deficit of $15,369,729 and total stockholders’ deficit of $13,160,689 at December 31, 2012. The Company had an accumulated deficit of $148,995,352 at December 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its aerostats and UAS, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiary GTC’s business. The Company’s business plan, which if successfully implemented, will allow it to sell aerostats and UAS and other products for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for at least the next several quarters if not for all of the year 2013.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our aerostats, Argus One airship, and GTC products to begin generating revenues from customers.  We anticipate generating revenues from the sale of our airships in 2013 and are already generating revenue from our aerostats and GTC products.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or begin generating revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We have an agreement with La Jolla Cove Investors for $5 million of funding, however, such funding has been and may continue to be negatively impacted by our stock price. We continue to have discussions with various entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least December 31, 2013, if we are not able to do so and if we are not able to generate revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved and/or if significant unanticipated events occur or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

Share-Based Compensation

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

Share-based compensation expense recognized for the years ended December 31, 2012 and 2011 was $1,983,008 and $1,109,580, respectively.

Derivative Financial Instruments

Derivative liabilities primarily relate to warrants to purchase our common stock issued in conjunction with certain debt and equity financings.  Each reporting period, we determine the fair value of the stock warrants using the Black-Scholes option pricing model at the balance sheet date.  Changes in the fair value of the stock warrants are recognized each period in current earnings.

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

Research and Development Costs

Research and development costs relating to both future and current products are expensed as incurred. These costs totaled $210,700 and $425,562 in 2012 and 2011, respectively.

Recently Issued Accounting Pronouncements

There were no recently issued accounting pronouncements that impacted the Company’s financial statements and accompanying notes to the consolidated financial statements.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our management’s evaluation, we concluded that as of December 31, 2012, our internal control over financial reporting was not effective, due to the control deficiencies set forth below.  Notwithstanding the control deficiencies described below, our management, based upon reviews and additional analysis undertaken and performed by management, has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

Control Deficiencies

A control deficiency exists when the design or operation of a control does not allow our management or employees in the normal course of performing their assigned functions to prevent or detect misstatements of our annual or interim consolidated financial statements on a timely basis.

Our management identified the following control deficiencies in our internal control over financial reporting as of December 31, 2012:

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

As a result of our evaluations, we have taken and intend to continue to take steps to correct such control deficiencies in our internal control over financial reporting.  In April 2012, we brought on a new Chairman of the Board of Directors whom is independent under the SEC’s rules. As a result of our acquisition of Global Telesat Corp., GTC’s parent company has the right to appoint two additional members to our Board of Directors, both of whom are required to be fully independent under the SEC’s rules.  Upon such persons’ appointment to the Board of Directors, we intend on forming a fully independent Nominating and Corporate Governance Committee.  We have also implemented procedures to reconcile significant accounts by establishing audit schedules/account reconciliations for all balance sheet accounts and we maintain these schedules in a timely manner. We believe that these changes are reasonably likely to materially affect our internal control over financial reporting.

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

 (D) Changes in Internal Control Over Financial Reporting

Except as set forth above, as a result of the evaluation completed by us, in which our Chief Executive Officer and Chief Financial Officer participated, we have concluded that there were no changes in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There was no information required to be disclosed in a Current Report on Form 8-K in the fourth quarter of 2012 that was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors is hereby incorporated by reference from the information contained under the heading “Election of Directors” in our definitive proxy statement related to our Annual Meeting of Stockholders to be held in July 2013 which will be filed with the SEC within 120 days after the close of the fiscal year (Definitive Proxy Statement).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

 Information concerning principal accounting fees and services is hereby incorporated by reference from the information contained under the heading “PROPOSAL – To Ratify the Appointment of WSGI’s Independent Registered Public Accounting Firm, Rosen Seymour Shapss Martin & Company LLP” in our Definitive Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

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

Exhibit No.	Description of Exhibit

3.1	Amended and Restated By-Laws of the Company (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2011 and incorporated herein by reference)
3.2	Restated Certificate of Incorporation (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 1, 2011 and incorporated herein by reference)
3.3	Certificate of Ownership of Sanswire Corp. and World Surveillance Group Inc. dated April 4, 2011 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 19, 2011 and incorporated herein by reference)
4.1	Form of Class A Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 24, 2009 and incorporated herein by reference)

4.2	Form of Class B Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 24, 2009 and incorporated herein by reference)
4.3	Securities Purchase Agreement, dated November 10, 2010, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 10, 2010 and incorporated herein by reference)
4.4	Form of Common Stock Purchase Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 1, 2011 and incorporated herein by reference)
4.5	Securities Purchase Agreement, dated November 23, 2010, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2011 and incorporated herein by reference)
4.6	Form of Common Stock Purchase Warrant (filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2011 and incorporated herein by reference)
4.7	Stock Purchase Agreement, dated May 2, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 9, 2011 and incorporated herein by reference)
4.8	Registration Rights Agreement, dated May 2, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 9, 2011 and incorporated herein by reference)
4.9	Stock Purchase Agreement, dated May 27, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 2, 2011 and incorporated herein by reference)
4.10	Registration Rights Agreement, dated May 27, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 2, 2011 and incorporated herein by reference)
4.11	Securities Purchase Agreement, dated November 2, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2011 and incorporated herein by reference)
4.12	Form of Common Stock Purchase Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2011 and incorporated herein by reference)
4.13	Securities Purchase Agreement, dated January 25, 2012, by and between the Company and the purchaser identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2012 and incorporated herein by reference)
4.14	4 ¾% Secured Convertible Debenture, dated January 25, 2012, by and between the Company and the purchaser identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2012 and incorporated herein by reference)
4.15	Equity Investment Agreement, dated January 25, 2012, by and between the Company and the purchaser identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2012 and incorporated herein by reference)
10.1+	Employment Agreement, dated October 6, 2010, by and between the Company and Barbara M. Johnson (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2010 and incorporated herein by reference)
10.2+	Amended and Restated Employment Agreement, dated December 27, 2010, by and between the Company and Glenn D. Estrella (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 3, 2011 and incorporated herein by reference)
10.3+	Employment Agreement, dated February 8, 2011, by and between the Company and Jeffrey Sawyers (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 8, 2011 and incorporated herein by reference)
10.4+	Form of Indemnification Agreement (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 8, 2011 and incorporated herein by reference)
10.5+	GlobeTel Communications Corp. 2004 Employee Stock Option Plan (filed as an Exhibit to the Company’s Registration Statement on Form S-8, as filed with the SEC on March 8, 2005 and incorporated herein by reference)
10.6+	2011 Equity Compensation Incentive Plan (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2011 and incorporated herein by reference)
10.7+	Letter Agreement between the Company and Michael K. Clark dated as of January 3, 2012 (filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 28, 2012 and incorporated herein by reference)
10.8+	Letter Agreement, dated April 29, 2012, between the Company and Anthony R. Bocchichio (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 30, 2012 and incorporated herein by reference)
10.9+	Agreement dated November 13, 2012, between the Company, Glenn D. Estrella, W. Jeffrey Sawyers and Barbara M. Johnson (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 15, 2012 and incorporated herein by reference)
10.10+	Option Agreement, dated November 13, 2012 issued to Glenn D. Estrella (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 15, 2012 and incorporated herein by reference)
10.11+	Option Agreement, dated November 13, 2012 issued to W. Jeffrey Sawyers (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 15, 2012 and incorporated herein by reference)
10.12+	Option Agreement, dated November 13, 2012 issued to Barbara M. Johnson (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 15, 2012 and incorporated herein by reference)

21.1*	List of the Company’s Subsidiaries as of December 31, 2012
23.1*	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (contained on Signature Page hereto)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extension Schema Document**
101.CAL*	XBRL Taxonomy Calculation Linkbase Document**
101.PRE*	XBRL Taxonomy Presentation Linkbase Document**
101.LAB*	XBRL Taxonomy Label Linkbase Document**
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
+	Indicates management contract relating to compensatory plans or arrangements

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, World Surveillance Group Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2013
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

Signature	Title	Date

/s/ Glenn D. Estrella	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2013
Glenn D. Estrella

/s/ W. Jeffrey Sawyers	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2013
W. Jeffrey Sawyers

/s/ Anthony Bocchichio	Director	March 29, 2013
Anthony Bocchichio

/s/ Wayne Jackson	Director	March 29, 2013
Wayne Jackson

/s/ Anita S Hulo	Director	March 29, 2013
Anita S. Hulo

/s/ Kevin S. Pruett	Director	March 29, 2013
Kevin S. Pruett

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated By-Laws of the Company (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2011 and incorporated herein by reference)
3.2	Restated Certificate of Incorporation (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 1, 2011 and incorporated herein by reference)
3.3	Certificate of Ownership of Sanswire Corp. and World Surveillance Group Inc. dated April 4, 2011 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 19, 2011 and incorporated herein by reference)
4.1	Form of Class A Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 24, 2009 and incorporated herein by reference)
4.2	Form of Class B Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 24, 2009 and incorporated herein by reference)
4.3	Securities Purchase Agreement, dated November 10, 2010, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 10, 2010 and incorporated herein by reference)
4.4	Form of Common Stock Purchase Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 1, 2011 and incorporated herein by reference)
4.5	Securities Purchase Agreement, dated November 23, 2010, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2011 and incorporated herein by reference)
4.6	Form of Common Stock Purchase Warrant (filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2011 and incorporated herein by reference)
4.7	Stock Purchase Agreement, dated May 2, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 9, 2011 and incorporated herein by reference)
4.8	Registration Rights Agreement, dated May 2, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 9, 2011 and incorporated herein by reference)
4.9	Stock Purchase Agreement, dated May 27, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 2, 2011 and incorporated herein by reference)
4.10	Registration Rights Agreement, dated May 27, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 2, 2011 and incorporated herein by reference)
4.11	Securities Purchase Agreement, dated November 2, 2011, by and among the Company and the purchasers identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2011 and incorporated herein by reference)
4.12	Form of Common Stock Purchase Warrant (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2011 and incorporated herein by reference)
4.13	Securities Purchase Agreement, dated January 25, 2012, by and between the Company and the purchaser identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2012 and incorporated herein by reference)
4.14	4 ¾% Secured Convertible Debenture, dated January 25, 2012, by and between the Company and the purchaser identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2012 and incorporated herein by reference)
4.15	Equity Investment Agreement, dated January 25, 2012, by and between the Company and the purchaser identified therein (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2012 and incorporated herein by reference)
10.1+	Employment Agreement, dated October 6, 2010, by and between the Company and Barbara M. Johnson (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2010 and incorporated herein by reference)
10.2+	Amended and Restated Employment Agreement, dated December 27, 2010, by and between the Company and Glenn D. Estrella (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 3, 2011 and incorporated herein by reference)
10.3+	Employment Agreement, dated February 8, 2011, by and between the Company and Jeffrey Sawyers (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 8, 2011 and incorporated herein by reference)
10.4+	Form of Indemnification Agreement (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 8, 2011 and incorporated herein by reference)

10.5+	GlobeTel Communications Corp. 2004 Employee Stock Option Plan (filed as an Exhibit to the Company’s Registration Statement on Form S-8, as filed with the SEC on March 8, 2005 and incorporated herein by reference)
10.6+	2011 Equity Compensation Incentive Plan (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2011 and incorporated herein by reference)
10.7+	Letter Agreement between the Company and Michael K. Clark dated as of January 3, 2012 (filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 28, 2012 and incorporated herein by reference)
10.8+	Letter Agreement, dated April 29, 2012, between the Company and Anthony R. Bocchichio (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 30, 2012 and incorporated herein by reference)
10.9+	Agreement dated November 13, 2012, between the Company, Glenn D. Estrella, W. Jeffrey Sawyers and Barbara M. Johnson (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 15, 2012 and incorporated herein by reference)
10.10+	Option Agreement, dated November 13, 2012 issued to Glenn D. Estrella (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 15, 2012 and incorporated herein by reference)
10.11+	Option Agreement, dated November 13, 2012 issued to W. Jeffrey Sawyers (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 15, 2012 and incorporated herein by reference)
10.12+	Option Agreement, dated November 13, 2012 issued to Barbara M. Johnson (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 15, 2012 and incorporated herein by reference)

21.1*	List of the Company’s Subsidiaries as of December 31, 2012
23.1*	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (contained on Signature Page hereto)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extension Schema Document**
101.CAL*	XBRL Taxonomy Calculation Linkbase Document**
101.PRE*	XBRL Taxonomy Presentation Linkbase Document**
101.LAB*	XBRL Taxonomy Label Linkbase Document**
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
+	Indicates management contract relating to compensatory plans or arrangements

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

World Surveillance Group Inc.:

We have audited the accompanying consolidated balance sheets of World Surveillance Group Inc. and Subsidiaries (the “Company”), as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Surveillance Group Inc. and Subsidiaries as of December 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rosen Seymour Shapss Martin & Company LLP

CERTIFIED PUBLIC ACCOUNTANTS

New York, New York

March 28, 2013

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2012	DECEMBER 31, 2011
ASSETS
CURRENT ASSETS
Cash	$49,343	$5,532
Accounts receivable, net of allowance for bad debts of $0	8,977	0
Accounts receivable from related party	48,220	20,886
Inventories	0	4,500
Prepaid expenses	46,134	102,149
Deposits	50,000	0
Assets from discontinued operations	0	6,406
TOTAL CURRENT ASSETS	202,674	139,473

PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $309,670 and $126,670, respectively.	2,452,966	2,635,966

OTHER NONCURRENT ASSETS
Deferred financing costs	43,074	0
TOTAL ASSETS	$2,698,714	$2,775,439

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$4,781,075	$5,091,356
Notes payable	8,651,380	8,231,302
Accrued liabilities	2,132,085	1,958,791
Deferred revenues	7,500	204,660
Derivative liabilities	363	125,420
Liabilities from discontinued operations	0	1,365,929
TOTAL CURRENT LIABILITIES	15,572,403	16,977,458
NONCURRENT LIABILITIES
Convertible note payable	287,000	0
TOTAL LIABILITIES	15,859,403	16,977,458

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $.00001 par value, 750,000,000 shares authorized; 546,887,530 and 426,884,160 shares issued and outstanding, respectively	5,469	4,269
Additional paid-in capital	135,829,194	131,426,211
Preferred Stock, $.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	0	0
Accumulated deficit	(148,995,352)	(145,632,499)
TOTAL STOCKHOLDERS' DEFICIT	(13,160,689)	(14,202,019)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,698,714	$2,775,439

See accompanying notes to consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2012	2011
REVENUES
Contract revenues	$200,000	$0
Sales	891,844	203,682
Cost of sales	819,643	183,786
Gross profit	72,201	19,896
NET REVENUES	272,201	19,896
COSTS AND EXPENSES
General and administrative	3,359,924	2,594,198
Professional fees	1,060,164	1,121,597
Depreciation and amortization	183,000	123,450
Research and development	210,700	425,562
Acquisition-related expenses	0	95,000
TOTAL EXPENSES	4,813,788	4,359,807
LOSS FROM OPERATIONS	(4,541,587)	(4,339,911)
OTHER INCOME (EXPENSE)
Gain on extinguishment of liabilities to joint venture partner	0	2,474,753
Net gain from release of restricted assets and derecognition of liabilities of discontinued operations	544,201	0
Gain on derecognition of legacy payables	1,787,324	0
Loss on conversion of debt	(816,703)	0
Change in fair value of derivative liabilities	125,057	1,204,069
Interest expense, net	(461,145)	(458,311)
OTHER INCOME	1,178,734	3,220,511
NET LOSS	$(3,362,853)	$(1,119,400)

PER COMMON SHARE DATA
NET LOSS PER SHARE:
BASIC and DILUTED	$(0.01)	$(0.00)
WEIGHTED AVERAGE SHARES:
BASIC and DILUTED	420,841,556	374,043,495

See accompanying notes to consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	COMMON STOCK
			ADDITIONAL
			PAID-IN
Description	SHARES	AMOUNT	CAPITAL
BALANCE, DECEMBER 31, 2010	322,538,559	3,226	125,146,946
Shares issued for cash	27,354,998	274	2,051,351
Shares issued for settlement of debt	17,562,200	176	352,735
Shares issued for acquisition	24,500,000	245	1,837,255
Shares issued for acquisition – held in escrow	5,500,000	55	412,445
Shares issued for services	2,448,331	24	182,242
Shares issued for compensation and accrued salaries	3,666,667	37	265,963
Shares issued for directors’ fees	1,300,000	13	87,187
Restricted shares issued for bonuses	20,250,000	202	234,298
Vested restricted shares issued as share-based compensation	0	0	60,719
Fair value of vested options issued for officers’ and directors’ compensation	0	0	795,087
Cashless exercise of options	1,615,129	16	(16)
Cashless exercise of warrants	148,276	1	(1)
Net loss	0	0	0
BALANCE, DECEMBER 31, 2011	426,884,160	$4,269	$131,426,211
Shares issued for convertible debt conversion	81,785,908	818	1,692,053
Shares issued for services	13,140,325	131	458,848
Shares issued for legal settlements	16,715,543	167	269,158
Shares issued for directors’ compensation	12,700,000	127	586,793
Shares issued for compensation and accrued salaries	12,978,261	130	396,170
Fair value of vested restricted shares issued for compensation	5,000,000	50	58,929
Vested restricted shares previously issued as performance-based compensation	0	0	342,370
Common and restricted shares rescinded and exchanged for fully-vested options	(22,316,667	(223)	223
Fair value of vested options issued as share-based compensation	0	0	598,439
Net loss	0	0	0
BALANCE, DECEMBER 31, 2012	546,887,530	$5,469	$135,829,194

(continued)

See accompanying notes to consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES (continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

		TOTAL
	ACCUMULATED	STOCKHOLDERS’
Description	DEFICIT	DEFICIT
BALANCE, DECEMBER 31, 2010	(144,513,099)	$(13,974,349)
Shares issued for cash	0	2,051,625
Shares issued for settlement of debt	0	352,911
Shares issued for acquisition	0	1,837,500
Shares issued for acquisition – held in escrow	0	412,500
Shares issued for services	0	182,266
Shares issued for compensation and accrued salaries	0	266,000
Shares issued for directors’ fees	0	87,200
Restricted shares issued for bonuses	0	234,500
Vested restricted shares issued as share-based compensation	0	60,719
Fair value of vested options issued for officers’ and directors’ compensation	0	795,087
Cashless exercise of options	0	0
Cashless exercise of warrants	0	0
Net loss	(1,119,400)	(1,119,400)
BALANCE, DECEMBER 31, 2011	(145,632,499)	(14,202,019)
Shares issued for convertible debt conversion	0	1,692,871
Shares issued for services	0	458,979
Shares issued for legal settlements	0	269,325
Shares issued for directors’ compensation	0	586,920
Shares issued for compensation and accrued salaries	0	396,300
Fair value of vested restricted shares issued for compensation	0	58,979
Fair value of vested restricted shares previously issued as performance-based compensation	0	342,370
Common and restricted shares rescinded and exchanged for fully-vested options	0	0
Fair value of vested options issued as share-based compensation	0	598,439
Net loss	(3,362,853)	(3,362,853)
BALANCE, DECEMBER 31, 2012	$(148,995,352)	$(13,160,689)

See accompanying notes to consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,362,853)	$(1,119,400)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	183,000	123,450
Fair value of share-based compensation	1,879,813	1,109,580
Change in fair value of derivative liabilities	(125,057)	(1,204,069)
Net gain on release of restricted assets and derecognition of liabilities of discontinued operations	(544,201)	0
Gain on derecognition of legacy payables	(1,787,324)	0
Loss on conversion of convertible debt	1,304,712	0
Loan interest capitalized to debt	420,078	419,792
Amortization of deferred financing costs	18,952	0
Gain on extinguishment of liabilities to joint venture partner	0	(2,474,753)
Change in operating assets and liabilities:
Accounts receivables	(8,977)	(8,411)
Accounts receivable from related party	(27,334)	0
Inventories	4,500	15,125
Prepaid expenses	56,015	36,563
Deposits	(50,000)	0
Accounts payable	535,051	521,829
Accrued liabilities	804,622	639,416
Deferred revenues	(197,160)	204,660
NET CASH USED IN OPERATING ACTIVITIES	(896,163)	(1,736,218)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired	0	(336,032)
Property and equipment	0	(3,683)
Deposits	0	350
NET CASH USED IN INVESTING ACTIVITIES	0	(339,365)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	2,051,624
Proceeds from convertible debt, net of deferred financing costs	354,974	0
Proceeds from purchases under the Equity Investment Agreement	585,000	0
NET CASH PROVIDED BY FINANCING ACTIVITIES	939,974	2,051,624
NET CHANGE IN CASH	43,811	(23,959)
CASH – BEGINNING OF YEAR	5,532	29,491
CASH – END OF YEAR	$49,343	$5,532

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$0	$38,519
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition	0	2,250,000
Common stock issued in exchange for convertible debt	1,692,871	0
Common stock issued as payments for accounts payable	458,979	496,486
Common stock issued for accrued settlements	269,325	0
Common stock issued as payments for accrued salaries and directors’ fees	103,200	178,691
Stock options for accrued bonus and expenses	0	193,926
Acquisition payable due seller	0	250,000

See accompanying notes to consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

DESCRIPTION OF BUSINESS

World Surveillance Group Inc. (“WSGI” or the “Company”) designs, develops, markets, and sells, autonomous lighter-than-air (LTA) aerostats and unmanned aerial systems (UAS) capable of carrying payloads that provide semi-persistent intelligence, surveillance and reconnaissance (ISR), security and/or wireless communications from air to ground solutions at low and mid altitudes.  The Company’s primary business focus is the design and development of innovative aerostats and UAS that provide situational awareness and other communications capabilities via the integration of wireless capabilities and customer payloads. The Company’s aerostats and airships when integrated with cameras, electronics systems and other high technology payloads, are designed for use by government-related and commercial entities that require real-time ISR or communications support for military, homeland defense, border control, drug interdiction, natural disaster relief, maritime and environmental missions.  The Company believes a very large market opportunity exists for aerostats and UAS that can provide situational awareness for mobile missions and/or fly on station for periods of time performing continuous remote sensing and communications relay missions in an affordable manner. Existing solutions such as communications satellites, manned aircraft, non-mobile tethered aerostats or balloons, and heavier-than-air fixed wing unmanned aircraft address some of this emerging demand, but either are imperfect in their capabilities and/or operate at relatively high financial and resource costs.

Through the Company’s wholly owned subsidiary Global Telesat Corp. (GTC), we provide mobile voice and data communications services globally via satellite to the U.S. government, defense industry and commercial users. GTC specializes in services related to the Globalstar satellite constellation, including satellite telecommunications voice airtime, tracking devices and services, and ground station construction.  GTC has an e-commerce mobile satellite solutions portal and is an authorized reseller of satellite telecommunications equipment and services offered by other leading satellite network providers such as Inmarsat, Iridium, Globalstar and Thuraya. During 2012, GTC launched a new subscription based online tracking portal called GTCTrack, designed to attract new satellite and GSM tracking customers by offering an easy-to-use interface and compatibility with a wide range of devices. GTC’s equipment is installed in various ground stations across Africa, Asia, Australia, Europe and South America.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements of World Surveillance Group Inc. and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control and, where applicable entities for which the Company has a controlling financial interest or is the primary beneficiary.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying consolidated financial statements, the Company incurred a loss from operations of $4,541,587 and negative cash flows from operations of $896,163 for the year ended December 31, 2012. The Company had a working capital deficit of $15,369,729 and total stockholders’ deficit of $13,160,689 at December 31, 2012. The Company had an accumulated deficit of $148,995,352 at December 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its aerostats and UAS, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiary GTC’s business. The Company’s business plan, which if successfully implemented, will allow it to sell aerostats, UAS and other products for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for at least the next several quarters if not for all of the year 2013.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our aerostats, Argus One airship, and GTC products to begin generating revenues from customers.  We anticipate generating revenues from the sale of our airships in 2013 and are already generating revenue from our aerostats and GTC products.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or begin generating revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We have an agreement with La Jolla Cove Investors for $5 million of funding, however, such funding has been and may continue to be negatively impacted by our stock price. We continue to have discussions with various entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least December 31, 2013, if we are not able to do so and if we are not able to generate revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved and/or if significant unanticipated events occur or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

REVENUE RECOGNITION

The Company recognizes revenue when all four of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. The Company records unearned contract revenues and subscription fees as deferred revenues and their associated costs of sales as prepaid expenses. Deferred revenue from contracts and their related costs are recognized upon completion and fulfillment of the contractual obligation using the completed contract method. During 2012, the Company recognized $200,000 in contract revenue, previous recorded as deferred revenue. The Company fulfilled its contractual obligation to Space Florida by providing performance parameters of the Argus One airship payload and flight tests completed in Nevada during May. Deferred revenues from subscription fees and their related costs are amortized over the subscription term.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination. There were no adjustments related to uncertain tax positions recognized during the years ended December 31, 2012 and 2011, respectively.

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

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share has been computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each period. Whenever net losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive, thus resulting in a diluted loss per share less than the basic loss per share. If all outstanding options, warrants and convertible shares were converted or exercised as of December 31, 2012, the shares outstanding would be 652,225,475.

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

The estimated useful lives of property and equipment are generally as follows:

Appliqués and ground stations	15 – 25 years
Machinery and equipment	3 – 12 years
Office furniture and fixtures	3 – 10 years
Computer hardware and software	3 – 7 years
Transportation vehicles	3 – 6 years

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

SHARE-BASED COMPENSATION

The Company offers share-based compensation programs to its officers, directors and employees that consist of employee stock options, common stock and restricted stock awards. Common stock and restricted stock awards are issued at the closing price of the Company’s common stock on the date of grant. The Company recognizes compensation expense ratably over the vesting periods for restricted stock awards using the grant date fair value of the stock awarded. The Black-Scholes option pricing model is used to value stock options, and compensation expense is recognized ratably over the requisite service vesting period. Stock options typically have contractual terms of three to seven years.  Share-based compensation for employees and non-employees is reflected in the appropriate functional expense category, primarily general and administrative, and research and development. Share-based compensation incurred during the years ended December 31, 2012 and 2011 was $1,983,008 and $1,109,580, respectively.

NOTE 2. DISCONTINUED OPERATIONS

During 2007, the Company discontinued operations of its telecom and wireless segments and reported the effects as discontinued operations.  The assets and liabilities from its discontinued operations are carried at fair value in the consolidated balance sheets at December 31, 2011 as follows:

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

In connection with the Closing, GTC, the Shareholder and the Company also entered into an Option Agreement pursuant to which the Shareholder was granted an exclusive option to purchase certain GTC assets on the occurrence of a bankruptcy event of WSGI occurring within 18 months from the Closing, which option has since terminated.

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

The 2012 operating results for GTC are included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2012. The 2011 operating results for GTC are included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2011 since the acquisition date of May 25, 2011. The Company’s Condensed Consolidated Balance Sheets at December 31, 2012 and 2011 reflect the accounts of GTC, effective since the acquisition date of May 25, 2011.

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

The acquired property and equipment primarily consists of eight satellite network infrastructure devices, known as appliqués, which provide the signal receipt and processing technology that enables and powers Globalstar’s satellite data service. GTC’s appliqués are located at a number of Globalstar satellite ground stations and provide service across Europe, Russia and parts of Australia, Asia, the Middle East and South America. Long-term contracts with Globalstar allow GTC access to their satellite network for the purposes of offering tracking services for commercial applications over the useful life of the appliqués through 2025. GTC has developed various simplex satellite tracking devices that are capable of transmitting locational and other information from any location within the Globalstar satellite network. Although GTC can sell to U.S. government customers without the need for any form of certification, GTC cannot sell such tracking devices commercially without certification from Globalstar and the Federal Communications Commission for use in the U.S., and from comparable entities globally, like CE Mark.  GTC has begun the process to apply for certification to sell these devices both in the U.S. and globally. Although, GTC believes the likelihood of obtaining these certifications is high due to its experience in producing these tracking devices for government customers combined with its knowledge and experience of the Globalstar network and their certification requirements, there is no guarantee that GTC will be able to certify its tracking devices. GTC is currently obtaining certification of their proprietary tracking devices for commercial applications and expects to begin selling the tracking devices and service plans in 2013.

NOTE 4.  RELATED PARTY TRANSACTIONS

The accounts receivable from related party at December 31, 2012 and 2011, includes trade receivables from Global Telesat Communications, Ltd. (“GTCL”) of $48,220 and $20,886, respectively. GTCL is a related party based in the United Kingdom and controlled by a current officer of GTC. Total sales to GTCL for the years ended December 31, 2012 and 2011 were $632,992 and $184,789, respectively, and account for 71% and 91% of GTC’s total sales for the respective periods. GTC began charging a 10% handling fee on all orders from GTCL in 2012.

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2012	December 31, 2011
Appliqués and ground stations	$2,755,732	$2,755,732
Office furniture and fixtures	6,904	6,904
	2,762,636	2,762,636
Less: accumulated depreciation	(309,670)	(126,670)
	$2,452,966	$2,635,966

NOTE 6. OTHER ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31, 2012	December 31, 2011
Payroll liabilities	$1,494,883	$1,304,303
Professional fees	10,000	15,000
Accrued legal claims payable	334,540	424,201
Accrued cash true-up from conversion	176,831	0
Accrued interest on debenture	18,243	0
Due to officer	0	50,000
GTC acquisition payable	75,000	125,000
Other	22,588	40,287
OTHER ACCRUED LIABILITIES	$2,132,085	$1,958,791

NOTE 7. NOTES PAYABLE

Notes payable is comprised of the following:

	December 31, 2012	December 31, 2011
Unsecured promissory notes	$5,997,030	$5,997,030
Accrued interest	2,654,350	2,234,272
NOTES PAYABLE	$8,651,380	$8,231,302

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

During the first quarter of 2011, the Company entered into an agreement by and among the Company, TAO, Kroeplin and Global Telesat Corp., providing for, among other things, the termination of all existing agreements between the parties (the “Old Agreements”); the retention by TAO and Kroeplin of all cash and shares of the Company’s common stock previously paid to them; the return of the old STS 111 (SD34) airship by the Company to TAO; the discharge in full of $2,474,753 in debt owed by the Company under the Old Agreements; and the winding down and dissolution of the joint venture, Sanswire-TAO Corp. The Company recorded a $2,474,753 gain on the extinguishment of the debt during the first quarter ended March 31, 2011.  The Sanswire-TAO Corp. was dissolved on June 20, 2011.

NOTE 9.  DERIVATIVE LIABILITIES

The Company’s derivative instruments are stock warrants that contained anti-dilution provisions that were issued with certain debt and equity financings. The Company accounts for derivative instruments at fair value using the Black-Scholes option pricing model. Gains and losses from changes in the fair value of derivatives are recognized in Other Income (Expense).

Warrants

In the past, the Company obtained financing from the issuance of convertible promissory notes and stock purchase agreements, which included Class A and Class B warrants. Both Class A and Class B warrants contained anti-dilution rights and are considered to be derivative liabilities under U.S. GAAP. During 2010, the Company adopted two new stock purchase agreements and has issued an aggregate of 9,890,167 warrants under the new stock purchase agreements. The warrants issued under these new stock purchase agreements have no anti-dilution rights and are not derivative liabilities. All warrants have 3-year terms and are exercisable for a purchase price of $0.21 per share or, in the case of Class B warrants, $0.315 per share.

The following table summarizes certain information about the Company’s warrants to purchase common stock.

	Derivative Liabilities		Other	Weighted Average
	Warrants	Warrants	Purchase Rights and	Exercise
	Class A	Class B	Warrants	Price
Outstanding at December 31, 2011	19,631,826	18,988,965	8,293,834	$0.253
Warrants issued	0	0	1,596,333	0.210
Warrants expired	(11,304,364)	(10,661,503)	0	0.261
Purchase rights issued			10,142,854	0.210
Outstanding at December 31, 2012	8,327,462	8,327,462	20,033,021	$0.234

The following tables provide the assets and liabilities carried at fair value as determined under the U.S. GAAP measurement framework:

		Fair Value Measurements at December 31, 2012 using:
	Total	(Level 1)	(Level 2)	(Level 3)
Derivative liabilities	363	0	0	363
Totals	$363	$0	$0	$363

		Fair Value Measurements at December 31, 2011 using:
	Total	(Level 1)	(Level 2)	(Level 3)
Derivative liabilities	125,420	0	0	125,420
Totals	$125,420	$0	$0	$125,420

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy, due to use of estimated volatility factors. There were no changes in the valuation techniques during the years ended December 31, 2012 and 2011.

The following table provides a summary of the changes in the fair value of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2012 and 2011:

Fair Value Measurements Using Level 3 Inputs
Warrants:	Derivative liability
Balance as of December 31, 2010	$1,329,489
Fair value of warrants issued	0
Fair value of warrants expired	0
Total fair value adjustment	(1,204,069)
Balance as of December 31, 2011	125,420
Fair value of warrants issued	0
Fair value of warrants expired	0
Total fair value adjustment	(125,057)
Balance as of December 31, 2012	$363

During the years ended December 31, 2012 and 2011, the Company recognized gains as a result of decreases in the fair value of derivative liabilities of $125,057 and $1,204,069, respectively.

The fair value of the Class A and Class B warrants, which are derivative liabilities was determined using the Black-Scholes option pricing model with the following assumptions:

	December 31,		December 31,
	2012		2011
Warrants:
Risk-free interest rate	0.16%		0.06% - 0.25%
Expected volatility	124% - 130%		29% - 146%
Expected life (in years)	0.50 - 0.75		0.33 - 1.75
Expected dividend yield	-	-	-

Aggregate fair value of warrants outstanding	$363		$125,420

The warrants outstanding and exercisable at December 31, 2012 and 2011 had no intrinsic value. All warrants were fully exercisable and there was no unamortized cost to be recognized in future periods.

NOTE 10. CONVERTIBLE NOTE PAYABLE

	December 31, 2012	December 31, 2011
Secured Convertible Note Payable, principal due 2/1/15, interest payable monthly at 4.75%	$287,000	$0
CONVERTIBLE NOTE PAYABLE	$287,000	$0

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

The Company incurred customary closing costs including attorney’s fees, commissions and closing costs of $62,027, which are recorded as deferred financing costs to be amortized as additional interest expense on a straight-line basis over the 3-year term of the related Debenture and EIA. During the year ended December 31 2012, we received net proceeds of $437,973 ($500,000 less financing cost of $62,027) from a 4 ¾% Secured Convertible Debenture and $840,000 in additional net proceeds from a total $5.5 million financing agreement with the Investor. The Debenture agreement contains provisions for an optional cash true-up adjustment in the event the conversion price is less than a floor price of $0.075 per share. When this occurs, we have the option to pay to the Investor an amount equal to the difference in the value of the actual common stock issued using the floor price as the conversion price, and the value of the common stock that would have been delivered had the conversion been done without regard to the floor price. At December 31, 2012, our accrued cash true-up balance was $176,831, and we have recognized an aggregate loss of $816,703 on the conversions completed during the period. The accrued cash true-up balance can be credited against the $5.0 million investment at the discretion of the Investor. Pursuant to the terms of a related Equity Investment Agreement (the “EIA”), on each successive thirty (30) day anniversary of the initial investment date, the Company is to receive minimum monthly tranches of $250,000, which can be increased to $500,000 if certain stock price performance criteria set forth in the EIA are met.

NOTE 11. COMMON STOCK TRANSACTIONS

In July 2011, the authorized shares of the Company’s common stock were increased from 500 million to 750 million.

During the year ended December 31, 2012, the Company issued the following shares of common stock:

SHARES	CONSIDERATION	VALUATION
81,785,908	Shares issued for convertible debt conversion	$1,692,871
13,140,325	Shares issued for services	458,979
16,715,543	Shares issued for legal settlements	269,325
12,700,000	Shares issued for directors’ compensation	586,920
12,978,261	Shares issued for compensation and accrued salaries	396,300
5,000,000	Fair value of vested restricted shares issued for compensation	58,979
0	Fair value of vested restricted shares previously issued as performance-based compensation	342,370
(22,316,667)	Common and restricted shares rescinded and exchanged for fully-vested options	0
120,003,370

During the year ended December 31, 2011, the Company issued the following shares of common stock:

SHARES	CONSIDERATION	VALUATION
27,354,998	Shares issued for cash (net of offering costs)	$2,051,625
17,562,200	Shares issued for settlement of debts	352,911
30,000,000	Shares issued for acquisition	2,250,000
2,448,331	Shares issued for services	182,266
1,300,000	Shares issued for directors fees	87,200
3,666,667	Shares issued for compensation and accrued salaries	266,000
20,250,000	Restricted shares issued for bonuses	234,500
1,763,405	Cashless exercises - warrants and options	0
104,345,601

The valuation for the common stock issued is based upon the fair value of the stock at the date of issue. Unvested restricted stock will be recorded according to its vesting schedule on future date(s). No values are recorded on the date of the cashless exercise for warrants and options as their valuations were recorded on the date of grant or issuance.

NOTE 12. SHARE-BASED COMPENSATION

The Company makes share-based compensation awards to its directors, officers, employees and consultants that consist of common stock, restricted stock and stock options. All common stock and restricted stock awards are subject to the securities law restrictions of Rule 144 as promulgated under the Securities Act of 1933, as amended.

Common Stock

The Company recognizes the cost of the common stock issued to directors, officers, and employees as compensation expense at the closing market price on the grant date. All common stock awards are fully vested on the date of grant, therefore no unrecognized compensation expense is associated with these awards. During 2012, the Company awarded 12,700,000 common shares totaling $586,920 for director fees of which 5.0 million shares totaling $180,000 were issued to the new Chairman of the Board of Directors and 6.0 million shares totaling $310,000 were issued to the former Chairman. During 2012, the Company also issued 9.5 million common shares totaling $316,300 as compensation expense and 3.478 million shares totaling $80,000 for accrued salaries. The director fees and compensation are included in general and administrative expense.

Restricted Stock

Awards of restricted stock are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. Prior to vesting, ownership of the restricted stock cannot be transferred. The restricted stock has the same voting rights as the common stock. The Company recognizes fair value of restricted stock awards based upon the stock’s closing market price on the grant date as compensation according to the terms of award’s vesting schedule; i.e. ratably over the vesting period or upon attainment of specific performance-based goals and objectives. During 2012, the Company awarded 5.0 million shares of restricted stock as employee compensation, of which approximately 3.95 million shares or $58,979 was immediately vested; the balance will vest ratably over the following year. Vested restricted stock previously issued as performance-based compensation and research and development totaled $272,020 and $70,350, respectively. Share-based compensation is included in general and administration expense. At December 31, 2012, there remains approximately $130,571 in unrecognized compensation and consulting fees relating to performance-based restricted stock awards.

Stock Options

The Company has issued stock options at exercise prices equal to the Company’s common stock market price on the date of grant with contractual terms of three to seven years. Historically, the stock options were fully vested and expensed as compensation on the grant date. During 2010, the Company began issuing stock options with vesting schedules and such stock options are generally subject to forfeiture if employment terminates prior to vesting. During 2012, certain officers and employees rescinded approximately 22.3 million shares of previously awarded common and restricted shares for fully-vested stock options on a one-for-one basis. Also during 2012, the Company issued 14 million stock options in retention bonuses and performance-based awards, totaling $208,534 and modified certain existing agreements by extended 2-year terms, totaling $190,401. Total share-based compensation attributable to vested option agreements of $545,639 is included in general and administrative and $52,800 is included in research and development. At December 31, 2012, there was approximately $78,845 in unrecognized compensation expense.

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

The fair values for the 7-year options granted during the year ended December 31, 2012 were determined using the following assumptions:

7-Year Options
Expected stock volatility	271.68%- 277.36%
Expected option life	7 years
Expected dividend yield	0.0%
Risk-free interest rate	1.020%- 1.030%

During the year ended December 31, 2012, the Company issued the following options to acquire common stock:

Date Issued	Shares	Consideration	Valuation	Relationship
03/31/2012	8,861,111	Modified/Extended 2 Years	$190,401	Management
10/02/2012	14,000,000	Compensation	208,534	Management
11/13/2012	22,316,667	Rescinded Stock/Exchange	0	Management
	45,177,778		$398,935

During the year ended December 31, 2011, the Company issued the following options to acquire common stock:

Date Issued	Shares	Consideration	Valuation	Relationship
02/08/2011	1,500,000	Compensation	$77,570	Corporate Officer
03/02/2011	3,500,000	2010 Bonus Awards	193,926	Board Member & Mgmt Team
03/30/2011	13,750,000	Performance Based Award	907,058	Board, Mgmt, and Consultant
	18,750,000		$1,178,554

The following table summarizes the stock option activity for the years ended December 31,

	2012		2011
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	40,916,667	$.067	26,583,334	$.078
Granted	14,000,000	.015	18,750,000	.068
Exchanged for rescinded stock	22,316,667	.023	0	.000
Exercised	0	.000	(3,861,111	.074
Forfeited / expired / cancelled	(8,583,334)	.073	(555,556)	.090
Outstanding at end of year	68,650,000	$.046	40,916,667	$.067
Options exercisable at end of year	63,358,333	$.048	35,009,904	$.068
Weighted average remaining contractual term	4.55 years		1.80 years

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding and Exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual terms (years)	Weighted Average Exercise price
$.015	8,708,333	6.75	$.015
$.023	22,316,667	6.87	.023
$.045	4,444,444	1.34	.045
$.066	9,750,000	5.25	.066
$.070	1,500,000	1.11	.070
$.075	2,500,000	1.16	.075
$.080	1,500,000	1.27	.080
$.090	11,338,889	1.05	.090
$.094	1,300,000	0.76	.094
	63,358,333	4.55	$.048

The aggregate intrinsic value of the 63,358,333 options outstanding and exercisable at December 31, 2012 was $0. The aggregate intrinsic value for the options is calculated as the difference between the prices of the underlying awards and quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2012.

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

Certain income and expenses are recognized in different periods for tax and financial reporting purposes. The items that give rise to these temporary differences at the Company consist of its NOL carryforwards and the related valuation allowances. The resulting deferred tax assets and liabilities consist of the tax effects (computed at 15%) of the temporary differences and are listed below:

	2012	Current Period Changes	2011
Deferred tax assets:
Net operating loss carry-forwards	$17,749,701	$504,428	$17,245,273
Valuation allowance	(17,749,701)	(504,428)	(17,245,273)
Net deferred tax asset	$—	$—	$—

A reconciliation of income benefit provided at the federal statutory rate of 15% to income tax benefit is as follows:

	2012	2011
Income tax benefit computed at federal statutory rate	$(504,428)	$(167,910)
Deferred income taxes	504,428	167,910
	$—	$—

At the end of 2012, the Company also had net operating loss carry-forwards of its predecessor, related to its reincorporation and reorganization under the Internal Revenue Code, available to offset future taxable income. These NOL carryforwards total approximately $81,429,083 and expire at various dates through 2021.

The Company operated in multiple tax jurisdictions within the United States of America.  Although management does not believe that the Company is currently under examination in any major tax jurisdiction in which it operates other than for the issues with the IRS as described in Note 15, the Company remains subject to examination in all of those tax jurisdictions until the applicable statute of limitations expire.  As of December 31, 2012, 2007 and subsequent tax years remain subject to examination by the Internal Revenue Service (“IRS”) and in the Company’s major state tax jurisdictions.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

NOTE 14. PER SHARE INFORMATION:

The computation of basic and diluted earnings per share of common stock is below.  There were no common stock equivalents in-the-money at December 31, 2012. Common stock equivalents totaling 4,444,444 shares were excluded from the computation of Diluted EPS for 2011, as their effect on the computation of Diluted EPS would have been anti-dilutive.

	Years Ended December 31,
	2012	2011
Numerator:
Net loss	$(3,362,853)	$(1,119,400)
Denominator:
Weighted-average common shares outstanding	420,841,556	374,043,495
Net loss per share:
Basic and diluted	$(0.01)	$(0.00)

NOTE 15. COMMITMENTS

Agreements

The Company has entered into several agreements and memorandums of understanding during 2012 and 2011 and through the date of this Annual Report on Form 10-K, none of which require the recording of any assets, liabilities, revenues or expenses.

Lease Commitments

The Company’s headquarters are located at the Kennedy Space Center, FL on State Road 405, Building M6-306A, Room 1400. In December 2012, the Company renewed its annual lease agreement for $1,607 per month plus state sales tax. In April 2012, the Company renewed an annual lease agreement for GTC office space at $3,000 per month. The Company is also obligated under other monthly rental agreements for additional facilities and office furniture.

Rent expense for 2012 and 2011 was $120,727 and $81,505, respectively.

The estimated future minimum rental payments on non-cancelable operating leases at December 31, 2012 consist of $30,780 due during the year ended December 31, 2013.

NOTE 16. LITIGATION AND CONTINGENCIES

In the ordinary conduct of business, the Company is subject to periodic lawsuits, investigations and litigation claims, which the Company accrues for where appropriate and can be reasonably estimated. The Company cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against it.  At December 31, 2012, the Company had the following material contingencies:

Brio Capital

Brio Capital, the holder of a warrant, filed an action against us on February 25, 2011 in the New York Supreme Court, County of New York, for the issuance of approximately 6.2 million shares of common stock upon the exercise of certain warrants. The Court granted a non-final Summary Judgment Order on a portion of the action in favor of Brio in December 2011 requiring the Company, among other things, to issue 6.2 million shares of common stock. The Company has issued the shares required by the Court order. We have also entered into a settlement agreement to pay $57,661 in legal fees as required by the Court order, the unpaid balance of $9,610 is included in accounts payable.

Tsunami Communications v. GlobeTel

On March 3, 2006, Civil Action File No. 06A-02368-5 was filed in Superior Court for Gwinnett County, Georgia by Tsunami Communications and several of its former shareholders. We asserted affirmative defenses and a trial was held in November 2009. By Order of the Court entered on September 2, 2010, an Order was entered against GlobeTel and several other co-defendants for the breach by Sanswire Technologies, Inc. (“ST”) (a then unrelated party) of its asset purchase agreement with the plaintiff Tsunami based on a deemed de facto merger resulting from a subsequent asset purchase agreement between ST and GlobeTel.  As damages, we were ordered to issue 530,015 shares of common stock to former shareholders of Tsunami and pay $229,180 to a former Tsunami shareholder with respect to two outstanding promissory notes. Subsequent to the Order, the plaintiffs filed a Motion for Reconsideration asking the Court to both reconsider its decision to deny several of the plaintiffs’ claims and to substantially increase the award of damages and a Claim for Attorney’s Fees, which has been denied by the Court. We have issued the share portion of the Order. We reached a settlement with the plaintiffs resolving the cash portion of the Order. Under the terms of the settlement, we issued 3.75 million shares of common stock and are required to pay them $60,000 over a twelve-month period, the unpaid balance of $40,000 is included in accounts payable.

The DeCarlo Group

A lawsuit was filed by the DeCarlo Group on November 24, 2010 in Miami-Dade County Courthouse for over $400,000 claimed in connection with CFO and accounting services allegedly rendered to the Company.  It is our position that the Company was overcharged in connection with the services rendered and that no amounts are due. DeCarlo has once again found a new attorney to represent him in this matter. We have filed a motion for sanctions and to dismiss and strike on the pleadings and intend to otherwise defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted. Accordingly, the Company has not recorded an accrual.

Siegel

A lawsuit was filed by Frances Siegel, the mother of a former officer and director of the Company, on January 20, 2011 in Miami-Dade County Courthouse for $300,000 plus interest claimed in connection with an alleged investment in the Company back in 2003. We reached a settlement with the plaintiff resolving this lawsuit, without admitting or denying the allegations. Under the terms of the settlement, we were required to issue them 4.0 million shares of common stock.

Siefert

A lawsuit was filed by Thomas Seifert, a former officer and director of the Company, on April 9, 2012 in the Circuit Court of the 17th Judicial Circuit in Broward County for $548,000 and 7.0 million shares of common stock for alleged unpaid compensation. The Company has recorded an accrual of $50,000 in accounts payable and $100,000 in accrued liabilities.

Dohan

The Company filed a lawsuit on November 3, 2008, in the Florida Circuit Court for the Eleventh Circuit in Miami-Dade County, FL against our former auditors, Dohan Brown Salum + Ferro CPA PA n/k/a Dohan Salum + Company CPA PA and the individual auditors who performed work for us.  The claim asserts that but for the professional negligence of the audit firm in failing to observe GAAP and other accounting and auditing standards, we would not have incurred the substantial fees and professional expenses necessary to restate our financials and defend allegations of wrongdoing asserted by the SEC against us. The Company filed an amended complaint to add claims. Dohan and Company, P.A., C.P.A.’s filed a related lawsuit against us on July 29, 2011 in the same court alleging unpaid professional accounting fees of $126,820, which case has now been combined with our lawsuit. The Company has recorded an accrual of $11,000 in accounts payable.

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

NOTE 17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date. The following material subsequent events were as follows:

On January 17, 2013, Global Telesat Corp. (“GTC”) was awarded a $605,000 contract from the United States Department of Defense for a set of Blimp in a Box (“BiB”) aerostat systems. The contract award includes on-location support for technical fact gathering, installation and training for the BiB systems. Delivery, installation and on-site training of the initial BiB systems, spares and payloads are scheduled to be completed by the end of April 2013.

