Form 10-Q
period 2013-03-31
World Surveillance Group Inc.
filed 2013-05-15
CIK 919742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 10, 2013, there were 609,070,863 shares of the registrant's Common Stock issued and outstanding.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$161,854	$49,343
Accounts receivable	558,379	8,977
Accounts receivable from related party	17,200	48,220
Inventories	188,058	0
Prepaid expenses	40,488	46,134
Deposits	1,418	50,000
TOTAL CURRENT ASSETS	967,397	202,674

PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $355,420 and $309,670, respectively	2,408,573	2,452,966

OTHER NONCURRENT ASSETS
Goodwill	479,585	0
Deferred financing costs	37,905	43,074
TOTAL NONCURRENT ASSETS	517,490	43,074
TOTAL ASSETS	$3,893,460	$2,698,714

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$4,765,857	$4,781,075
Notes payable	8,906,610	8,651,380
Other accrued liabilities	2,637,416	2,132,085
Deferred revenues	0	7,500
Derivative liabilities	63	363
TOTAL CURRENT LIABILITIES	16,309,946	15,572,403
NONCURRENT LIABILITIES
Convertible notes payable	282,000	287,000
TOTAL NONCURRENT LIABILITIES	282,000	287,000
TOTAL LIABILITIES	16,591,946	15,859,403

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00001 par value, 750,000,000 shares authorized; 603,770,863 shares and 546,887,530 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.	6,038	5,469
Additional paid-in capital	136,807,909	135,829,194
Accumulated deficit	(149,512,433)	(148,995,352)
TOTAL STOCKHOLDERS' DEFICIT	(12,698,486)	(13,160,689)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,893,460	$2,698,714

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
REVENUES
Net sales	$526,177	$146,729
Cost of sales	364,309	131,229
Gross profit	161,868	15,500

COSTS AND EXPENSES:
General and administrative	384,916	1,074,894
Professional fees	76,784	147,485
Depreciation expense	45,750	45,750
Research and development	136	76,250
TOTAL EXPENSES	507,586	1,344,379
LOSS FROM OPERATIONS	(345,718)	(1,328,879)
OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	300	50,733
Loss on conversion of debt	(21,597)	0
Interest expense, net	(150,066)	(113,751)
NET OTHER EXPENSE	(171,363)	(63,018)
NET LOSS	$(517,081)	$(1,391,897)

PER COMMON SHARE DATA
NET LOSS PER SHARE:
Basic and Diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES:
Basic and Diluted	489,871,669	383,375,304

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS'
Description	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
BALANCE, DECEMBER 31, 2012	546,887,530	$5,469	$135,829,194	$(148,995,352)	$(13,160,689)
Shares issued as inducement for loans	2,000,000	20	34,380	0	34,400
Shares issued for cash	3,250,000	33	64,967	0	65,000
Shares issued for legal settlement	6,000,000	60	98,940	0	99,000
Shares issued to services	3,750,000	38	74,962	0	75,000
Shares issued for LTAS acquisition	25,000,000	250	672,250	0	672,500
Shares issued for directors’ compensation	150,000	2	2,398	0	2,400
Shares issued for convertible debt conversion	733,333	6	12,094	0	12,100
Fair value of vested restricted shares issued as retention bonuses	16,000,000	160	4,496	0	4,656
Fair value of vested options issued as share-based compensation and director’s fees	0	0	14,228	0	14,228
Net loss	0	0	0	(517,081)	(517,081)
BALANCE, MARCH 31, 2013	603,770,863	$6,038	$136,807,909	$(149,512,433)	$(12,698,486)

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2013	2012

OPERATING ACTIVITIES:
Net loss	$(517,081)	$(1,391,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	45,750	45,750
Share-based compensation	21,284	605,470
Fair value of vested options	0	107,695
Loss on conversion of convertible debt	21,597	0
Change in fair value of derivative liabilities	(300)	(50,733)
Loan interest capitalized to debt	105,230	104,660
Amortized deferred financing costs	5,169	3,446
Shares issued as inducement for loans	34,400	0
Change in operating assets and liabilities:
Accounts receivable	(339,174)	(72,923)
Inventories	34,640	4,500
Prepaid expenses	7,194	(25,705)
Deposits	50,000	0
Accounts payable	72,291	(8,269)
Other accrued liabilities	205,661	231,842
Deferred revenues	(7,500)	27,174
NET CASH USED IN OPERATING ACTIVITIES	(260,839)	(418,990)
INVESTING ACTIVITIES:
Cash acquired in acquisition	158,350	0
NET CASH PROVIDED BY INVESTING ACTIVITIES	158,350	0
FINANCING ACTIVITIES:
Proceeds from debenture, net of deferred financing costs	0	437,973
Proceeds from notes payable	150,000	0
Proceeds from sale of common stock	65,000	0
NET CASH PROVIDED BY FINANCING ACTIVITIES	215,000	437,973
NET INCREASE IN CASH AND EQUIVALENTS	112,511	18,983
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	49,343	5,532
CASH AND EQUIVALENTS, END OF PERIOD	$161,854	$24,515

SUPPLEMENTAL INFORMATION:
Interest paid	$0	$0
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for services	75,000	124,979
Common stock issued for settlement	99,000	0
Commons stock issued for acquisition	672,500	0
LTAS acquisition payable	250,000	0

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

DESCRIPTION OF BUSINESS

World Surveillance Group Inc. (the “Company”) designs, develops, markets, and sells, autonomous lighter-than-air (LTA) aerostats and unmanned aerial systems (UAS) capable of carrying payloads that provide semi-persistent intelligence, surveillance and reconnaissance (ISR), security and/or wireless communications from air to ground solutions at low and mid altitudes.  The Company’s business focuses primarily on the design and development of innovative aerostats and UAS that provide situational awareness and other communications capabilities via the integration of wireless capabilities and customer payloads. The Company’s aerostats and airships, when integrated with cameras, electronics systems and other high technology payloads, are designed for use by government-related and commercial entities that require real-time ISR or communications support for military, homeland defense, border control, drug interdiction, natural disaster relief, maritime and environmental missions.

The Company’s wholly owned subsidiary Global Telesat Corp. (GTC), provides mobile voice and data communications services globally via satellite to the U.S. government, defense industry and commercial users. GTC specializes in services related to the Globalstar satellite constellation, including satellite telecommunications voice airtime, tracking devices and services, and ground station construction.  GTC has an e-commerce mobile satellite solutions portal and is an authorized reseller of satellite telecommunications equipment and services offered by other leading satellite network providers such as Inmarsat, Iridium, Globalstar and Thuraya. GTC also has a new subscription based online tracking portal called GTCTrack, designed to attract new satellite and GSM tracking customers by offering an easy-to-use interface and compatibility with a wide range of devices. GTC’s equipment is installed in various ground stations across Africa, Asia, Australia, Europe and South America.

The Company’s wholly owned subsidiary Lighter Than Air Systems Corp. (LTAS), provides critical aerial and land-based surveillance and communications solutions to government and commercial customers. LTAS systems are designed and developed in-house utilizing proprietary technologies and processes that result in compact, rapidly deployable aerostat solutions and mast-based ISR systems. The LTAS systems have been proven to fulfill critical requirements of the military and law enforcement in the U.S. and internationally.

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

The consolidated balance sheet information as of December 31, 2012 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended December 31, 2012. These interim condensed consolidated financial statements should be read in conjunction with the Company’s most recently audited financial statements and the notes thereto included in such above referenced Annual Report on Form 10-K.

RECLASSIFICATIONS

Certain 2012 amounts have been reclassified to conform to the 2013 presentation.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $345,718 and negative cash flows from operations of $260,839 for the three months ended March 31, 2013. The Company also had a working capital deficit of $15,342,549 and total stockholders’ deficit of $12,698,486, as well as an accumulated deficit of $149,512,433 at March 31, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its aerostats and UAS, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiaries’ businesses. The Company’s business plan, which if successfully implemented, will allow it to sell aerostats, UAS and other products for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for at least the next several quarters if not for all of the year 2013.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our aerostats, Argus One airship, and our subsidiaries’ products to generate revenues from customers.  We anticipate generating revenues from the sale of our airships in 2013 and are already generating revenue from our aerostats and our subsidiaries’ products.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or generate revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We have an agreement with La Jolla Cove Investors for $5 million of funding, however, such funding has been and may continue to be negatively impacted by our stock price. We continue to have discussions with various entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least December 31, 2013, if we are not able to do so and if we are not able to generate sufficient revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved, if significant unanticipated damaging events occur, or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination. There were no adjustments related to uncertain tax positions recognized during the three months ended March 31, 2013 and 2012, respectively.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period. Whenever losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would result in a diluted loss per share less than the basic loss per share and therefore would be anti-dilutive. If all outstanding options, warrants and convertible shares were converted or exercised at March 31, 2013, the shares outstanding would be 709,736,169.

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

LONG LIVED ASSETS

The Company evaluates the fair value of long-lived assets on an annual basis or whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. Accordingly, any impairment of value is recognized when the carrying amount of a long-lived asset exceeds its fair value. The Company’s evaluations have not indicated any impairment of fair values.

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

SHARE-BASED COMPENSATION

The Company offers share-based compensation programs to its officers, directors and employees that consist of employee stock options, common stock and restricted stock awards. Common stock and restricted stock awards are issued at the closing price of the Company’s common stock on the date of grant. The Company recognizes compensation expense ratably over the vesting periods for restricted stock awards using the grant date fair value of the stock awarded. The Black-Scholes option pricing model is used to value stock options, and compensation expense is recognized ratably over the requisite service period. Stock options typically have contractual terms of three to seven years.  Share-based compensation for employees and non-employees is reflected in the appropriate functional expense category, principally the general administrative and research and development categories, as appropriate. Share-based compensation incurred during the three months ended March 31, 2013 and 2012 was $21,284 and $726,885, respectively.

NOTE 2. ACQUISITIONS

On March 28, 2013, the Company consummated a Stock Purchase Agreement (the “Agreement”) by and among the Company, Lighter Than Air Systems Corp. (“LTAS”), Felicia Hess (the “Shareholder”) and Kevin Hess (“KHess”) pursuant to which the Company acquired 100% of the outstanding shares of capital stock of LTAS, thereby making LTAS a wholly-owned subsidiary of the Company.

The purchase price paid by the Company for LTAS consisted of $250,000 in cash payable on or before the date that is 30 days after the closing of the acquisition (the “Closing”), 25,000,000 shares of the Company’s common stock valued at the acquisition date based on the market price of $0.0269 per share, and an earn-out based on varying percentages of the gross revenues based on the level of revenue from contracts with an identified group of potential customers.  No value was ascribed to the earn-out because future revenues, if any, cannot be reliably predicted. Pursuant to the Agreement and an Escrow Agreement, 7,500,000 shares of common stock out of the 25,000,000 shares issued by the Company have been placed in escrow for one year to satisfy possible indemnification claims of the Company.  Felicia Hess, the President of LTAS, has entered into an employment agreement to continue in her role as President of LTAS. The Agreement also includes restrictions on the sale of the Company’s securities issued as the purchase price by the Shareholder for a one-year period following the Closing.

The Shareholder has the right pursuant to the Agreement to nominate one member of the Company’s Board of Directors, and as a result, the size of the Company’s Board of Directors has been increased and Felicia Hess has been appointed as a Class I director as of March 28, 2013. Since Ms. Hess would not be an “independent” director pursuant to the rules of the Securities and Exchange Commission, it is not expected that she will be appointed to any committees.

In connection with the Closing, LTAS, the Shareholder and the Company also entered into an Option Agreement dated March 28, 2013 pursuant to which the Shareholder was granted an exclusive option to purchase the shares of LTAS held by WSGI on the occurrence of (i) a WSGI bankruptcy event, or (ii) a decrease in the daily volume of WSGI’s common stock to below 50,000 shares for 30 consecutive days, occurring within 18 months of the Closing at a purchase price equal to the fair market value of the LTAS stock at the time of such triggering event, as determined by an independent valuation firm.

The common stock of the Company issued as purchase price pursuant to the Agreement was issued as restricted securities under an exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Agreement, however, provides the Shareholder with certain piggyback registration rights.

LTAS provides critical aerial and land-based surveillance and communications solutions to government and commercial customers. LTAS systems are designed and developed in-house utilizing proprietary technologies and processes that result in compact, rapidly deployable aerostat solutions and mast-based ISR systems. The LTAS systems have been proven to fulfill critical requirements of the military and law enforcement in the U.S. and internationally.

The Company’s Condensed Consolidated Balance Sheet at March 31, 2013 includes the accounts of LTAS. The operating results of LTAS for the three days ended March 31, 2013 are reflected in the Company’s Condensed Consolidated Statements of Operations.

The following table summarizes the original allocation of the LTAS acquisition purchase price, which has been accounted at the fair values of the assets acquired and liabilities assumed under the acquisition method of accounting:

Original Allocation
Current assets	$703,220
Property and equipment	1,357
Goodwill	479,585
Current liabilities assumed	(261,662)
Total Purchase Price	$922,500

NOTE 3.  RELATED PARTY TRANSACTIONS

The accounts receivable from related party at March 31, 2013 includes trade receivables from Global Telesat Communications, Ltd. (“GTCL”) of $17,200. GTCL is a related party based in the United Kingdom and controlled by a current officer of GTC. Total sales to GTCL for the periods ended March 31, 2013 and 2012 were $127,524 and $124,236, respectively, and account for 28% and 85% of GTC’s total sales for the respective periods. GTC began charging a 10% handling fee on all orders from GTCL in 2012.

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2013 (Unaudited)	December 31, 2012
Appliques	$2,755,732	$2,755,732
Office furniture and fixtures	8,261	6,904
	2,763,993	2,762,636
Less: accumulated depreciation	(355,420)	(309,670)
	$2,408,573	$2,452,966

NOTE 5. OTHER ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2013 (Unaudited)	December 31, 2012
Payroll liabilities	$1,709,333	$1,494,883
Professional fees	0	10,000
Accrued legal claims payable	235,540	334,540
Accrued cash true-up from conversion	191,328	176,831
Accrued interest on debenture	21,575	18,243
GTC acquisition payable	75,000	75,000
LTAS acquisition payable	250,000	0
Other	154,640	22,588
OTHER ACCRUED LIABILITIES	$2,637,416	$2,132,085

NOTE 6. NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2013 (Unaudited)	December 31, 2012
Unsecured promissory notes	$6,147,030	$5,997,030
Accrued interest	2,759,580	2,654,350
NOTES PAYABLE	$8,906,610	$8,651,380

As of March 31, 2013 and December 31, 2012, notes payable included two unsecured promissory notes aggregating $5,997,030 with no stated interest rate or terms of repayment.  The Company has accrued interest at 7% per annum on both notes since their inception and includes the notes in current liabilities.

On February 1, 2013, the Company issued a $100,000 75-day unsecured 10% promissory note to an individual investor for funds received. On March 18, 2013, the Company issued a $50,000 60-day unsecured 12% promissory note to the same investor for funds received. The Company issued 2 million common shares to the investor as an inducement for the loans.

NOTE 7.  DERIVATIVE LIABILITIES

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

The following table summarizes certain information about the Company’s warrants to purchase common stock.

	Derivative Liabilities			Weighted Average
	Warrants	Warrants	Other	Exercise
	Class A	Class B	Warrants	Price

Outstanding at December 31, 2012	8,327,462	8,327,462	20,033,021	$0.234
Warrants Granted	0	0	243,095	0.210
Warrants Expired	(932,867)	(932,867)	0	0.263
Outstanding at March 31, 2013	7,394,595	7,394,595	20,276,116	$0.232

The value of the derivative liabilities have been measured at fair value based on quoted market prices and management’s subjective estimated volatility factors. There were no changes in the valuation techniques during the three months ended March 31, 2013.

The fair value of derivative liabilities was determined using the Black-Scholes option pricing model with the following assumptions:

	March 31,	December 31,
	2013	2012
Warrants:
Risk-free interest rate	0.11% - 0.14%	0.16%
Expected volatility	104%	124% - 130%
Expected life (in years)	0.42 - 0.50	0.50 - 0.75
Expected dividend yield	0	0
Fair value of warrants outstanding	$63	$363

The warrants outstanding and exercisable at March 31, 2012 and December 31, 2011 had no intrinsic value. All warrants were fully exercisable and there was no unamortized cost to be recognized in future periods.

NOTE 8. CONVERTIBLE NOTES PAYABLE

	March 31, 2013 (Unaudited)	December 31, 2012
Secured Convertible Note Payable, principal due 2/1/15, interest payable monthly at 4.75%	$282,000	$287,000
CONVERTIBLE NOTES PAYABLE	$282,000	$287,000

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

NOTE 9. LITIGATION AND CONTINGENCIES

In the ordinary conduct of business, the Company is subject to periodic lawsuits, investigations and litigation claims, which are accounted for where appropriate. Management cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against the Company.  As of March 31, 2013, we had the following material contingencies:

Brio Capital

Brio Capital, the holder of a warrant, filed an action against us on February 25, 2011 in the New York Supreme Court, County of New York, for the issuance of approximately 6.2 million shares of common stock upon the exercise of certain warrants. The Court granted a non-final Summary Judgment Order on a portion of the action in favor of Brio in December 2011 requiring the Company, among other things, to issue 6.2 million shares of common stock. The Company has issued the shares required by the Court order. We also entered into a settlement agreement to pay $57,661 in legal fees as required by the Court order, which has been satisfied. The Company reached a settlement with Brio resolving all remaining matters. Under the terms of the settlement, the Company is required to issue a number of shares of common stock in twelve (12) monthly installments equal to $31,250 divided by the average of the closing prices of our common stock for the last three (3) trading days of the month immediately preceding the month in which the shares are due to be issued. Pursuant to the Court’s Section 3(a) (10) approval, the shares of common stock issued to Brio shall be freely tradeable upon issuance. All shares issued are subject to a leak-out provision contained in the settlement agreement.

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

NOTE 10. COMMON STOCK TRANSACTIONS

During the three month period ended March 31, 2013, the Company issued the following shares of Common Stock:

SHARES	CONSIDERATION	VALUATION
2,000,000	Shares issued as inducement for loans	$34,400
3,250,000	Shares issued for cash	65,000
6,000,000	Shares issued for legal settlements	99,000
3,750,000	Shares issued for services	75,000
25,000,000	Shares issued for LTAS acquisition	672,500
150,000	Shares issued for directors’ compensation	2,400
733,333	Shares issued for convertible debt conversion	12,100
16,000,000	Shares issued for retention bonuses	4,656
56,883,333		$965,056

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

Common Stock

The Company recognizes the cost of the common stock issued to directors, officers, and employees as compensation expense at the closing market price on the grant date. All common stock awards are fully vested on the date of grant, therefore there is no unrecognized compensation expense associated with these awards. During the quarter ended March 31, 2013, the Company awarded 150,000 shares for $2,400 for quarterly directors’ fees.

Restricted Stock

Awards of restricted stock are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. Prior to vesting, ownership of the restricted stock cannot be transferred. The restricted stock has the same voting rights as the common stock. The Company recognizes the grant date fair value of restricted stock awards ratably over the vesting period as compensation expense based upon the stock’s closing market price on the grant date. Performance-based restricted stock that vested during the three months ended March 31, 2013 totaled $4,656. During the first quarter of 2013, the Company awarded 16 million shares to certain officers and employees as retention bonuses, which cliff vests on February 6, 2014. There is approximately $369,215 in unrecognized compensation relating to unvested restricted stock at March 31, 2013.

Stock Options

The Company has issued stock options at exercise prices equal to the Company’s common stock market price on the date of grant with contractual terms of three to seven years. Historically, the stock options were fully vested and expensed as compensation on the grant date. During 2010, the Company began issuing stock options with vesting schedules and such stock options are generally subject to forfeiture if employment terminates prior to vesting. During the first quarter of 2013, the Company awarded 2 million options that cliff vest on February 6, 2014 in retention bonuses and issued 250,000 fully-vested options totaling $4,000 as directors’ fees. Vested options during the 3-month period totaled $10,228. At March 31, 2013, there is approximately $102,543 in unrecognized compensation expense relating to unvested stock options.

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

The following table summarizes information about stock options outstanding and exercisable at March 31, 2013:

	Options Outstanding and Exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual terms (years)	Weighted Average Exercise price
$.015	9,350,000	6.51	$.015
$.016	250,000	6.93	.016
$.023	22,316,667	6.62	.023
$.045	4,444,444	1.10	.045
$.070	1,500,000	0.86	.070
$.075	10,250,000	4.00	.075
$.080	1,500,000	1.02	.080
$.090	11,338,889	0.80	.090
$.094	1,300,000	0.52	.094
	62,250,000	4.32	$.074

The aggregate intrinsic value of the options outstanding and exercisable at March 31, 2013 was $201,960; there were 31,916,667 options in-the-money. The aggregate intrinsic value for the options is the difference between the prices of the underlying awards and quoted price of the Company’s common stock for options in-the-money.

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

The Company operated in multiple tax jurisdictions within the United States of America.  Although management does not believe that the Company is currently under examination in any major tax jurisdiction in which it operates other than the issues with the IRS as described in Note 10, the Company remains subject to examination in all of those tax jurisdictions until the applicable statute of limitations expire.  As of March 31, 2013, a summary of the tax years that remain subject to examination in the Company’s major tax jurisdictions are: United States – Federal and State – 2005 and forward.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

NOTE 13. PER SHARE INFORMATION:

Basic earnings per share (“Basic EPS”) of common stock is computed by dividing the net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding. U.S. GAAP requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Consolidated Statements of Operations.  Common stock equivalents totaling 31,916,667 shares were excluded from the computation of Diluted EPS for the three months ended March 31, 2013, as their effect on the computation of Diluted EPS would have been anti-dilutive.

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income (loss)	$(517,081)	$(1,391,897)
Denominator:
Weighted-average common shares outstanding	489,871,669	383,375,304
Dilutive effect of stock warrants and stock options	0	0
Weighted-average common shares outstanding, assuming dilution	489,871,669	383,375,304

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

NOTE 14. SUBSEQUENT EVENTS

There were no subsequent events from the balance sheet date requiring disclosure.

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

Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2013 compared with the three months ended March 31, 2012 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company” and similar expressions are references to World Surveillance Group Inc. and, depending on the context, its subsidiaries.

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

Through our wholly owned subsidiary Global Telesat Corp. (GTC), we provide mobile voice and data communications services globally via satellite to the U.S. government, defense industry and commercial users. GTC specializes in services related to the Globalstar satellite constellation, including satellite telecommunications voice airtime, tracking devices and services, and ground station construction.  GTC has an e-commerce mobile satellite solutions portal and is an authorized reseller of satellite telecommunications equipment and services offered by other leading satellite network providers such as Inmarsat, Iridium, Globalstar and Thuraya. GTC also has a new subscription based online tracking portal called GTCTrack, designed to attract new satellite and GSM tracking customers by offering an easy-to-use interface and compatibility with a wide range of devices. GTC’s equipment is installed in various ground stations across Africa, Asia, Australia, Europe and South America.

Through our wholly owned subsidiary Lighter Than Air Systems Corp. (LTAS), we provide critical aerial and land-based surveillance and communications solutions to government and commercial customers. LTAS systems are designed and developed in-house utilizing proprietary technologies and processes that result in compact, rapidly deployable aerostat solutions and mast-based systems. The LTAS systems have been proven to fulfill critical requirements of the military and law enforcement in the U.S. and internationally.

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

On May 25, 2011 we completed our acquisition of privately-held Global Telesat Corp. We acquired 100% of the issued and outstanding securities of GTC, making GTC a wholly owned subsidiary of the Company. GTC supplies satellite based tracking and communication solutions to government, defense and commercial customers.

On March 28, 2013 we completed our acquisition of privately-held Lighter Than Air Systems Corp. We acquired 100% of the issued and outstanding securities of LTAS, making LTAS a wholly owned subsidiary of the Company. LTAS provides critical aerial and land-based surveillance and communications solutions to government and commercial customers.

Our current principal office is at State Road 405, Building M6-306A, Room 1400, Kennedy Space Center, FL 32815, and our telephone number at that location is (321) 452-3545.  Our internet address is www.wsgi.com.   Information contained on our website is not a part of this report and the inclusion of our website address in this report is an inactive textual reference only.

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

Revenues. Revenue for the three months ended March 31, 2013 was $526,177 compared to $146,729 for the three months ended March 31, 2012 reflecting an increase of $379,448 or 259%, due primarily to the sale by GTC of a BiB aerostat system for $302,703.

Cost of Sales. The cost of sales for the three months ended March 31, 2013 was $364,309 compared to $131,229 for the three months ended March 31, 2012 reflecting an increase of $233,080 or 178%, reflecting primarily the cost of the BiB aerostat system sold.

Operating Expenses. Operating expenses consist primarily of compensation, professional fees, research and development, as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, depreciation and amortization and other general corporate expenses. Operating expenses for the three months ended March 31, 2013 were $507,586 compared to $1,344,379 for the three months ended March 31, 2012. The decrease of $836,793, or 62%, resulted primarily from a $689,978 decrease in general and administrative expenses as compared to the first quarter of 2012. The decrease in general and administrative expense is primarily attributable to the $310,000 share-based compensation related to stock grants to the former Chairman of the Board of Directors pursuant to his revised compensation agreement, $272,020 related to performance-based restricted stock grants, and $107,695 in performance-based stock options that vested, all during the quarter ended March 31, 2012. Research and development expenses reflected a $76,114 decrease during the three months ended March 31, 2013 compare to the prior year period due largely to performance-based options and restricted stock that vested during the first quarter of 2012. Professional fees also declined by $70,701 during the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to higher corporate consulting fees incurred during the first quarter of 2012.

Loss From Operations. The loss from operations of $345,718 for the three months ended March 31, 2013 compares to an operating loss of $1,328,379 for the three months ended March 31, 2012. The decrease of $983,161, or 74%, primarily reflects the increase in sales and decrease in operating expenses in the three months ended March 31, 2013, as described above.

Net Other Income (Expense). Net other expense totaled $171,363 for the three months ended March 31, 2013 compared to $63,018 for the three months ended March 31, 2012, reflecting an increase expense of $108,345 or 172%, consisting of: a $50,433 reduction in gain on the fair value of derivative liabilities attributable to increased volatility in our stock price; a $21,597 loss on the conversion of debt; and additional interest expense of $36,315, which includes the 2.0 million common shares totaled $34,400 issued to an individual investor as an inducement for new loans.

Net Income (Loss). We had a net loss of $517,081 for the three months ended March 31, 2013 compared to a net loss of $1,391,897 for the three months ended March 31, 2012, a decrease in net loss of $874,816 or 63%, primarily attributable to the increase in sales and the reduction of operating expenses in the three months ended March 31, 2013, as described above.

Liquidity and Capital Resources

Assets. Our cash balance was $161,854 at March 31, 2013 compared to $49,343 at December 31, 2012, an increase of $112,511 or 228%, primarily attributable to $158,350 of cash acquired in the LTAS acquisition. Total assets at March 31, 2013 were $3,893,460 compared to $2,698,714 at December 31, 2012, an increase of $1,194,746 or 44%, which reflects the $1,220,822 total assets from LTAS, including the accounts receivable of $250,506.

Liabilities. At March 31, 2013, we had total liabilities of $16,591,946 versus $15,859,403 at December 31, 2012, an increase of $732,543 or 5%. This increase is primarily attributable to the $150,000 in new unsecured promissory notes payable, $261,662 in liabilities assumed and $250,000 payable related to LTAS acquisition, and $105,230 interest on the notes payable accrued during the period.

Cash Flows. Our cash used in operating activities during the three months ended March 31, 2013 was $260,839 compared to $418,990 for the same period in 2012, reflecting a decrease of $158,151 or 38% reflecting only nominal adjustments for shared-based compensation and the fair value of vested options during the three months ended March 31, 2013 as compared to the same period during 2012.

Cash flows from investing activities for the quarter ended March 31, 2013 reflect the $158,350 in cash acquired in the LTAS acquisition completed on March 28, 2013.

Net cash provided by financing activities was $215,000 and $437,973 during the first quarter of 2013 and 2012, respectively, reflecting a decrease of $222,973 or 51%. During the three months ended March 31, 2013, we received $150,000 in funding from the issuance of two short-term unsecured promissory notes and $65,000 in funding from the sale of common stock during the period. During the three months ended March 31, 2012, we received net proceeds of $437,973 ($500,000 less financing cost of $62,027) from a 4 ¾% Secured Convertible Debenture. These proceeds represented the first tranche of a total $5.5 million financing (the “Financing”) evidenced by a Securities Purchase Agreement (the “Agreement”) with a California-based institutional investor (the “Investor”), which closed on February 2, 2012. Pursuant to the terms of a related Equity Investment Agreement (the “EIA”), the Company began receiving the balance of $5.0 million in minimum monthly tranches of $250,000 beginning on the date the effectiveness of the Registration Statement and on each successive thirty (30) day anniversary of the initial investment date. The minimum monthly tranches shall increase from $250,000 to $500,000 if certain stock price performance criteria set forth in the EIA are met. Under the terms of the EIA, the Investor also has the right to purchase an additional $5.0 million of our common stock at an exercise price of $0.21 per share for a period of three years. The payment of the balance of the $5.0 million to the Company has been and may continue to be negatively impacted by our stock price.

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

Pursuant to a Stock Purchase Agreement relating to our acquisition of LTAS in March 2013, the purchase price includes an earn-out equal to varying percentages of the gross revenues based on the level of revenue from contracts with an identified group of potential customers. These earn-out payments are unlikely to materially impact our liquidity and capital resources since payments are required to be made to the former shareholder of LTAS by us only upon the actual receipt of cash from the customer.  The earn-out payments would have the effect of reducing our margin on any such contract.  We are obligated to make these earn-out payments for a period equal to one year from the closing of the LTAS acquisition.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $345,718 and negative cash flows from operations of $260,839 for the three months ended March 31, 2013. The Company also had a working capital deficit of $15,342,549 and total stockholders’ deficit of $12,698,486 as well as an accumulated deficit of $149,512,433 at March 31, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its aerostats and UAS, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiaries’ businesses. The Company’s business plan, which if successfully implemented, will allow it to sell aerostats, UAS and other products for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for at least the next several quarters if not for all of the year 2013.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our aerostats, Argus One airship, and our subsidiaries’ products to generate revenues from customers.  We anticipate generating revenues from the sale of our airships in 2013 and are already generating revenue from our aerostats and our subsidiaries’ products.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or generate revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We have an agreement with La Jolla Cove Investors for $5 million of funding, however, such funding has been and may continue to be negatively impacted by our stock price. We continue to have discussions with various entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least December 31, 2013, if we are not able to do so and if we are not able to generate sufficient revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved, if significant unanticipated damaging events occur, or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

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

Please refer to our Note 1 of our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, and our Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2012 and Note 1 of our consolidated financial statements contained therein for a more complete discussion of our critical accounting policies and use of estimates.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2013, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary conduct of business, we are subject to periodic lawsuits, investigations and litigation claims, which we account for where appropriate. We cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against us.  As of March 31, 2013, we had the following material contingencies:

Brio Capital

Brio Capital, the holder of a warrant, filed an action against us on February 25, 2011 in the New York Supreme Court, County of New York, for the issuance of approximately 6.2 million shares of common stock upon the exercise of certain warrants. The Court granted a non-final Summary Judgment Order on a portion of the action in favor of Brio in December 2011 requiring the Company, among other things, to issue 6.2 million shares of common stock. The Company has issued the shares required by the Court order. We also entered into a settlement agreement to pay $57,661 in legal fees as required by the Court order, which has been satisfied. We reached a settlement with Brio resolving all remaining matters. Under the terms of the settlement, we are required to issue a number of shares of common stock in twelve (12) monthly installments equal to $31,250 divided by the average of the closing prices of our common stock for the last three (3) trading days of the month immediately preceding the month in which the shares are due to be issued. Pursuant to the Court’s Section 3(a) (10) approval, the shares of common stock issued to Brio shall be freely tradeable upon issuance. All shares issued are subject to a leak-out provision contained in the settlement agreement.

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

Siefert

A lawsuit was filed by Thomas Seifert, a former officer and director of the Company, on April 9, 2012 in the Circuit Court of the 17th Judicial Circuit in Broward County for $548,000 and 7.0 million shares of common stock for alleged unpaid compensation. We reached a settlement with the plaintiff resolving this lawsuit, without admitting or denying the allegations. Under the terms of the settlement, we were required to issue him 6.0 million shares of common stock, which shares are subject to a fourteen month leak-out, and pay him $50,000 over a twelve-month period.

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

We need to raise significant additional capital in order to meet our cash requirements to fully implement our business plan and continue our operations during the next twelve months.  At March 31, 2013, we had $161,854 in cash and cash equivalents and negative working capital of $15,342,549, and for the three months ended March 31, 2013, we had a net loss of $517,081.  We expect to use the funds raised, if any, to expand and accelerate our research and development efforts, increase our manufacturing facilities, acquire complimentary technology, companies or personnel, hire additional sales and other personnel, implement additional corporate governance measures, attract independent board members and for other operating activities.  We will, as we deem necessary and prudent, continue to seek to raise additional capital through various financing alternatives, including the private or public sale of equity or debt securities, bank financing or corporate partnering arrangements.   Other than our agreement with La Jolla Cove Investors, funding under which has been and may continue to be negatively impacted by our stock price, we do not have any firm commitments for additional capital from third parties or from our officers, directors or shareholders.  Although our officers and directors or their affiliates have in the past provided us with or helped us obtain capital, they are not legally bound to do so.  We may not be able to raise additional capital on terms acceptable to us or at all.   In order to attract new investors and raise additional capital, we may be forced to provide rights and preferences to new investors that are not available to current stockholders and that may be adverse to existing investors.  If we do not receive adequate additional financing on terms satisfactory to us on a timely basis, or at all, we would not be able to meet our cash payment obligations or fully implement our business plan.  We would likely also have to delay, curtail, scale back or terminate some or all of our operations that could hurt our future performance, prematurely sell some or all of our assets on undesirable terms, merge with or be acquired by another company on unsatisfactory terms, or possibly shut down our operations.

We have a history of operating losses that we anticipate will continue for the foreseeable future.

We have a history of losses from operations and we anticipate that for the foreseeable future, we will continue to experience losses from operations.  Those losses have resulted principally from costs incurred in our research and development efforts, and from general and administrative costs associated with our business.  We had a net loss from operations of $345,718 for the three months ended March 31, 2013, $4,541,587 during 2012, and $4,339,911 during 2011.  Our accumulated deficit at March 31, 2013 was $149,512,433.  We expect to continue to incur net losses from operations for the next several quarters if not for all of 2013 as we continue to develop and seek to commercialize our products.

We have incurred substantial indebtedness and may be unable to service our debt.

Our indebtedness at March 31, 2013 was $16,591,883.  A portion of such indebtedness reflects judicial judgments against us that could result in liens being placed on our bank accounts or assets.   We are continuing to review our ability to reduce this debt level due to the age and/or settlement of certain payables but we may not be able to do so.  This level of indebtedness could, among other things:

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

The development of LTA aerostats, UAS and mast-based ISR systems is a costly, complex and time-consuming process, and the investment in product development often involves a long wait until a return, if any, is achieved on such investment.  We make and will continue to make significant investments in research and development relating to our aerostats, airships, mast-based ISR systems and our other businesses.  Investments in new technology and processes are inherently speculative. We have experienced numerous setbacks and delays in our research and development efforts and may encounter further obstacles in the course of the development of additional technologies and products.  We may not be able to overcome these obstacles or may have to expend significant additional funds and time. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, may substantially increase the costs of development, and may negatively affect our results of operations.

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

Although we have sold a set of our BiB aerostat systems and various mast-based ISR systems, we have not yet sold any of our Argus One airships in the commercial marketplace. Our success in the market for the products we develop will depend largely on our ability to prove our products’ capabilities.  Upon demonstration, our aerostats, airships and mast-based ISR systems may not have the capabilities they were designed to have or that we believed they would have.  Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with a larger, more established, more proven company than us. Moreover, competing products may prevent us from gaining wide market acceptance of our products.  Significant revenue from new product investments may not be achieved for a number of years, if at all.

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

We anticipate that the majority of our revenue (for our aerostats, airships and GTC products other than various mast-based ISR systems and website and GTCTrack portal sales) at least in the foreseeable future will come from U.S. government and government-related entities, including both the Department of Defense and other departments and agencies.  Government programs that we may seek to participate in and contracts for aerostats, LTA UAS or the construction of satellite ground stations must compete with other programs for consideration during Congress’ budget and appropriations hearings, and may be affected by changes not only in political power and appointments but also general economic conditions and other factors beyond our control.  Reductions, extensions or terminations in a program that we are seeking to participate in or overall defense or other spending could adversely affect our ability to generate revenues and realize any profits.  We cannot predict whether potential changes in security, defense, communications and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact our ability to generate revenues.

We may not qualify as a U.S. government contractor, and if we do, we will be subject to a number of procurement rules and regulations.

We have not yet attempted to register as a contractor with the U.S. Government (although our subsidiaries GTC and LTAS have done so and have done business with various departments of the Government) and if we apply and fail to so qualify, our ability to generate revenues could be severely affected.   As the parent company of GTC and LTAS, we are not, however, required to be qualified as a government contractor in order for GTC or LTAS to qualify for new government contracts. If we do so qualify, to do business with the U.S. government, we will be required to comply with and will be affected by laws and regulations relating to the award, administration and performance of U.S. contracts, as is GTC and LTAS.  Government contract laws and regulations affect how we will do business with our customers, and in some instances, will impose added costs on our business.  A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of any then existing contracts, or the inability to bid on future contracts.

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

Our intellectual property and proprietary rights are important to our performance, our ability to remain competitive and for the success of our products and our business. Patent protection can be limited and not all intellectual property is or can be patented. We rely on a combination of patent, trademark, copyright, and trade secret laws as well as confidentiality agreements and procedures, non-compete agreements and other contractual provisions to protect our intellectual property, other proprietary rights and our brand.  We have little protection when we must rely on trade secrets and nondisclosure agreements.  We filed a provisional patent application on our Argus One airship in February 2011. In February 2012 we filed both a U.S. utility patent application and a patent application under the Patent Cooperation Treaty for an airship design and method of controlling the airship based on our Argus One UAS. We also filed a provisional patent in August 2012 for the apparatus and method for transporting and deploying an aerostat. In May 2012, we filed a provisional patent and in May 2013, we filed a U.S. utility patent application for a self-powered releasable aerostat and for a method for releasing and controlling the aerostat. There is no assurance that a patent will issue from such applications. We intend to continue to expand the patent protection for our aerostats, airships and other products as we deem appropriate, but there can be no assurance that we will be able to secure any such patent protection.  Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors. Furthermore, our competitors may independently develop technologies and products that are substantially equivalent or superior to our technologies and/or products, which could result in decreased revenues.  Moreover, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights which could result in substantial costs to us and substantial diversion of management attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products.  Our inability to adequately protect our intellectual property rights could adversely affect our business and financial condition, and the value of our brand and other intangible assets.

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

 For our business to be successful, we need to attract and retain highly qualified technical, management and sales personnel.  As of March 31, 2013 we together with our subsidiaries employed seven employees and, prior to our acquisition of LTAS, we relied heavily on outside partners and contractors.  The failure to recruit additional key personnel when needed with specific qualifications and on acceptable terms might impede our ability to continue to develop, commercialize and sell our products.  To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees.  The loss of any members of our management team may also delay or impair achievement of our business objectives and result in business disruptions due to the time needed for their replacements to be recruited and become familiar with our business.  We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

The control deficiencies in our internal control over financial reporting may until remedied cause errors in our financial statements or cause our filings with the SEC to not be timely.

We have identified control deficiencies in our internal control over financial reporting as of the evaluation done by management as of March 31, 2013, including those related to (i) an ineffective global control environment such that control deficiencies in various other components of internal control could lead the auditor to conclude that a significant deficiency or material weakness exists in the control environment, (ii) absent or inadequate segregation of duties within a significant account or process, (iii) inadequate documentation of the components of internal control, and (iv) inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs.  If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the consolidated financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with GAAP for each of the periods presented.  We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud.  We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, we issued an aggregate of 56,883,333 shares of Common Stock for the acquisition of LTAS, conversion of debt (including the La Jolla Debenture), legal settlements, director fees, share-based compensation and for services rendered to us from consultants and partners. Of the aggregate shares issued, 16,150,000 shares, or 28% were issued to insiders and affiliates, as restricted securities under an exemption provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D, Rule 506, promulgated under the Securities Act of 1933. Common Stock issuances (other than the shares issued to La Jolla pursuant to the Debenture, which were valued as set forth below) were valued at prices based on the closing market prices on the date the Board of Directors authorized the issuances.

On February 2, 2012 (the “Closing Date”), we closed on a Securities Purchase Agreement (the “Agreement”) with an institutional investor relating to an aggregate $5.5 million financing, the initial investment of $500,000 of which was paid at closing, for the issuance by the Company of a 4 ¾% Secured Convertible Debenture (the “Debenture”) and an Equity Investment Agreement (the “EIA”) subject to the terms and conditions set forth therein (the “Financing”). Pursuant to the EIA, the investor has agreed to invest in the Company an aggregate of $5.0 million in minimum monthly tranches of $250,000 beginning on the date that is earlier to occur of (i) the effectiveness of the Registration Statement but in no event prior to 91 days after the Closing Date, or (ii) one hundred eighty (180) days following the Closing Date and on each successive thirty (30) day anniversary of such initial investment date; provided, however, that such minimum investment shall increase from $250,000 to $500,000 as long as the VWAP of the Company’s common stock, par value $0.00001 per share (the “Common Stock”) is above $0.09 for the period of ten (10) consecutive Trading Days prior to an investment date; and provided, further, however, that the investor shall invest an additional $500,000 on each investment date for each and every increase in the VWAP of the Company’s Common Stock of at least $0.02 above $0.09 for the period of ten (10) consecutive Trading Days prior to an investment date. Pursuant to the EIA, the investor also has a right to purchase up to an additional $5,000,000 of Common Stock of the Company, or an aggregate of 23,809,523 shares, at a purchase price equal to $0.21 as follows: on each investment date, the investor shall receive the right to purchase a number of shares of Common Stock equal to the amount invested on such investment date divided by $0.21. Under no circumstances will the Common Stock pursuant to this right be settled on a cashless exercise basis. The payment of the balance of the $5.0 million to the Company has been and may continue to be negatively impacted by our stock price.

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

A commission will be paid in connection with the Financing as follows: a cash fee of 8% on the first $2 million of proceeds, 6% on the next $2 million, and 4% on any proceeds above $4 million, as well as warrants to purchase a number of shares equal to 10% multiplied by the proceeds. The warrants will have a three-year term, a purchase price of $0.21 and no cashless exercise feature. Such commissions are supposed to be paid as the proceeds of the Financing are received by the Company.

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

Item 6.  Exhibits

Exhibits	Description

10.1	Stock Purchase Agreement by and among World Surveillance Group Inc., Lighter Than Air Systems Corp., Felicia Hess and Kevin Hess dated March 28, 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 1, 2013 and incorporated herein by reference).
10.2	Option Agreement by and among World Surveillance Group Inc., Lighter Than Air Systems Corp. and Felicia Hess dated March 28, 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 1, 2013 and incorporated herein by reference).
10.3	Escrow Agreement by and among World Surveillance Group Inc., Felicia Hess and Fleming PLLC dated March 28, 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 1, 2013 and incorporated herein by reference).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extension Schema Document**
101.CAL*	XBRL Taxonomy Calculation Linkbase Document**
101.PRE*	XBRL Taxonomy Presentation Linkbase Document**
101.LAB*	XBRL Taxonomy Label Linkbase Document**
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
+	Indicates management contract relating to compensatory plans or arrangements

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2013

WORLD SURVEILLANCE GROUP INC.

By: /s/ W. Jeffrey Sawyers
Name: W. Jeffrey Sawyers
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Index to Exhibits

Number	Description

10.1	Stock Purchase Agreement by and among World Surveillance Group Inc., Lighter Than Air Systems Corp., Felicia Hess and Kevin Hess dated March 28, 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 1, 2013 and incorporated herein by reference).
10.2	Option Agreement by and among World Surveillance Group Inc., Lighter Than Air Systems Corp. and Felicia Hess dated March 28, 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 1, 2013 and incorporated herein by reference).
10.3	Escrow Agreement by and among World Surveillance Group Inc., Felicia Hess and Fleming PLLC dated March 28, 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 1, 2013 and incorporated herein by reference).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extension Schema Document**
101.CAL*	XBRL Taxonomy Calculation Linkbase Document**
101.PRE*	XBRL Taxonomy Presentation Linkbase Document**
101.LAB*	XBRL Taxonomy Label Linkbase Document**
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
+	Indicates management contract relating to compensatory plans or arrangements

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

