Form 10-Q
period 2013-06-30
World Surveillance Group Inc.
filed 2013-08-14
CIK 919742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 9, 2013, there were 626,526,333 shares of the registrant's Common Stock issued and outstanding.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$536,673	$49,343
Accounts receivable	94,833	8,977
Accounts receivable from related party	57,278	48,220
Inventories	22,900	0
Prepaid expenses	40,448	46,134
Deposits	0	50,000
TOTAL CURRENT ASSETS	752,132	202,674

PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $404,098 and $355,420, respectively	2,365,099	2,452,966

OTHER NONCURRENT ASSETS
Goodwill	457,824	0
Deferred financing costs	32,736	43,074
TOTAL NONCURRENT ASSETS	490,560	43,074
TOTAL ASSETS	$3,607,791	$2,698,714

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$4,357,878	$4,781,075
Notes payable	9,281,974	8,938,380
Other accrued liabilities	3,299,110	2,132,085
Deferred revenues	0	7,500
Derivative liabilities	0	363
TOTAL CURRENT LIABILITIES	16,938,962	15,859,403

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value, 750,000,000 shares authorized; 612,410,396 shares and 546,887,530 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.	6,124	5,469
Additional paid-in capital	137,015,510	135,829,194
Accumulated deficit	(150,352,805)	(148,995,352)
TOTAL STOCKHOLDERS' DEFICIT	(13,331,171)	(13,160,689)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,607,791	$2,698,714

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Contract revenues	$0	200,000	0	200,000
Net sales	650,295	351,664	1,176,472	498,393
Cost of sales	424,504	315,219	788,813	446,448
Gross profit	225,791	36,445	387,659	51,945
	225,791	236,445	387,659	251,945

COSTS AND EXPENSES:
General and administrative	515,661	921,100	900,577	1,995,994
Professional fees	153,142	389,480	229,926	536,965
Acquisition-related costs	21,000	0	21,000	0
Depreciation expense	46,030	45,750	91,780	91,500
Research and development	164	53,200	300	129,450
TOTAL EXPENSES	735,997	1,409,530	1,243,583	2,753,909
LOSS FROM OPERATIONS	(510,206)	(1,173,085)	(855,924)	(2,501,964)
OTHER INCOME (EXPENSE)
Gain on write-off of assets and derecognition of liabilities of discontinued operations	0	544,201	0	544,201
Gain on derecognition of legacy payables	0	1,787,324	0	1,787,324
Loss from conversion agreement true-up	(211,785)	(237,120)	(233,382)	(237,120)
Change in fair value of derivative liabilities	63	68,113	363	118,846
Interest expense, net	(118,444)	(117,330)	(268,510)	(231,081)
NET OTHER INCOME (EXPENSE)	(330,166)	2,045,188	(501,529)	1,982,170
NET INCOME (LOSS)	$(840,372)	872,103	(1,357,453)	(519,794)

PER COMMON SHARE DATA (Note 13)
NET LOSS PER SHARE:
Basic and Diluted	$(0.00)	0.00	(0.00)	(0.00)
WEIGHTED AVERAGE SHARES:
Basic and Diluted	494,620,984	428,520,996	584,918,220	393,701,894

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2013

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS '
Description	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
BALANCE, DECEMBER 31, 2012	546,887,530	$5,469	$135,829,194	$(148,995,352)	$(13,160,689)
Shares issued as inducement for loans	2,000,000	20	34,380	0	34,400
Shares issued for cash	5,000,000	50	99,950	0	100,000
Shares issued for legal settlement	7,717,033	77	130,173	0	130,250
Shares issued to services	6,572,500	66	130,184	0	130,250
Shares issued for LTAS acquisition	25,000,000	250	672,250	0	672,500
Shares issued for directors’ compensation	300,000	3	5,547	0	5,550
Shares issued for convertible debt conversion	2,933,333	29	76,310	0	76,339
Fair value of vested restricted shares issued as retention bonuses	16,000,000	160	9,152	0	9,312
Fair value of vested options issued as share-based compensation and director’s fees	0	0	28,370	0	28,370
Net loss	0	0	0	(1,357,453)	(1,357,453)
BALANCE, JUNE 30, 2013	612,410,396	$6,124	$137,015,510	$(150,352,805)	$(13,331,171)

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2013	2012

OPERATING ACTIVITIES:
Net loss	$(1,357,453)	$(519,794)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	91,780	91,500
Share-based compensation	14,862	1,280,280
Fair value of vested options	28,369	0
Loss on conversion of debt	233,382	237,120
Change in fair value of derivative liabilities	(363)	(118,846)
Gain on write-off of assets and derecognition of liabilities of discontinued operations	0	(544,201)
Gain on derecognition of legacy payables	0	(1,787,324)
Loan interest capitalized to debt	230,429	209,035
Amortized deferred financing costs	10,338	8,614
Shares issued as inducement for loans	34,400	0
Change in operating assets and liabilities:
Accounts receivable	84,292	(91,541)
Inventories	206,798	4,500
Prepaid expenses	8,652	(29,071)
Deposits	50,000	0
Accounts payable	(280,435)	504,263
Other accrued liabilities	841,234	304,345
Deferred revenues	(7,500)	(182,160)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	188,785	(633,280)
INVESTING ACTIVITIES:
Cash acquired in acquisition	158,545	0
NET CASH PROVIDED BY INVESTING ACTIVITIES	158,545	0
FINANCING ACTIVITIES:
Proceeds from debenture, net of deferred financing costs	0	437,974
Proceeds from convertible debt conversions	0	300,000
Payment on LTAS acquisition payable	(110,000)	0
Proceeds from notes payable	150,000	0
Proceeds from sale of common stock	100,000	0
NET CASH PROVIDED BY FINANCING ACTIVITIES	140,000	737,974
NET INCREASE IN CASH AND EQUIVALENTS	487,330	104,694
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	49,343	5,532
CASH AND EQUIVALENTS, END OF PERIOD	$536,673	$110,226

SUPPLEMENTAL INFORMATION:
Interest paid	$3,688	$0
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of long-term convertible notes payable to current notes payable	267,000	0
Common stock issued for services	130,250	274,979
Common stock issued for settlements	130,250	106,700
Common stock issued for convertible debt conversions	76,339	275,880
Common stock issued for acquisition	672,500	0
LTAS acquisition payable	140,000	0

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

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $510,206. The Company also had a working capital deficit of $16,186,831 and total stockholders’ deficit of $13,331,172, as well as an accumulated deficit of $150,352,806 at June 30, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its aerostats and UAS, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiaries’ businesses. The Company’s business plan, which if successfully implemented, will allow it to sell aerostats, UAS and other products for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for at least the remainder of 2013.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our aerostats, Argus One airship, and our subsidiaries’ products to generate revenues from customers.  We anticipate generating revenues from the sale of our airships in 2014 and are already generating revenue from our aerostats and our subsidiaries’ products.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or generate revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We are currently in litigation with La Jolla Cove Investors and do not expect any future funding under those agreements. We continue to have discussions with various entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least December 31, 2013, if we are not able to do so and if we are not able to generate sufficient revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved, if significant unanticipated damaging events occur, or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

REVENUE RECOGNITION

The Company recognizes revenue when all four of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. The Company records unearned contract revenues and subscription fees as deferred revenues and their associated costs of sales as prepaid expenses. Deferred revenues from subscription fees and their related costs are amortized pro-ratable over the subscription term. Deferred revenues from contracts and their related costs are recognized upon completion and fulfillment of the contractual obligation using the completed contract method.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination. There were no adjustments related to uncertain tax positions recognized during the six months ended June 30, 2013 and 2012, respectively.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period. Whenever losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would result in a diluted loss per share less than the basic loss per share and therefore would be anti-dilutive. Whenever net income is reported, the weighted average number of common shares outstanding will include common stock equivalents that are in-the-money. If all outstanding options, warrants and convertible shares were converted or exercised at June 30, 2013, the shares outstanding would be 713,043,560.

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

SHARE-BASED COMPENSATION

The Company offers share-based compensation programs to its officers, directors and employees that consist of employee stock options, common stock and restricted stock awards. Common stock and restricted stock awards are issued at the closing price of the Company’s common stock on the date of grant. The Company recognizes compensation expense ratably over the vesting periods for restricted stock awards using the grant date fair value of the stock awarded. The Black-Scholes option pricing model is used to value stock options, and compensation expense is recognized ratably over the requisite service period. Stock options typically have contractual terms of three to seven years.  Share-based compensation for employees and non-employees is reflected in the appropriate functional expense category, principally the general administrative and research and development categories, as appropriate. Share-based compensation and vested options incurred during the six months ended June 30, 2013 and 2012 was $43,231 and $1,280,280, respectively.

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

The Company’s Condensed Consolidated Balance Sheet at June 30, 2013 includes the accounts of LTAS. The operating results of LTAS since the acquisition date of March 28, 2013 are reflected in the Company’s Condensed Consolidated Statements of Operations.

The following table summarizes the original allocation of the LTAS acquisition purchase price, which has been accounted at the fair values of the assets acquired and liabilities assumed under the acquisition method of accounting:

	Original Allocation	Allocation Adjustment	Revised Allocation
Current assets	$703,220	$7,195	$710,415
Property and equipment	1,357	2,556	3,913
Goodwill	479,585	(21,761)	457,824
Current liabilities assumed	(261,662)	12,010	(249,652)
Total Purchase Price	$922,500	$0	$922,500

NOTE 3.  RELATED PARTY TRANSACTIONS

The accounts receivable from related party at June 30, 2013 reflects trade receivables from Global Telesat Communications, Ltd. (“GTCL”) of $57,278. GTCL is a related party based in the United Kingdom and controlled by a current officer of GTC. Total sales to GTCL for the three and six-months ended June 30, 2013 were $168,480 and $296,005, respectively, and account for 32% and 30% of GTC’s total sales for the respective periods. In 2012, GTC began charging a 10% handling fee on all GTCL orders.

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2013 (Unaudited)	December 31, 2012
Appliques	$2,755,732	$2,755,732
Office furniture and fixtures	13,465	6,904
	2,769,197	2,762,636
Less: accumulated depreciation	(404,098)	(309,670)
	$2,365,099	$2,452,966

NOTE 5. OTHER ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2013 (Unaudited)	December 31, 2012
Payroll liabilities	$1,999,914	$1,494,883
Professional fees	10,000	10,000
Accrued legal claims payable	529,290	334,540
Accrued cash true-up from conversion	353,873	176,831
Accrued interest on debenture	24,740	18,243
GTC acquisition payable	75,000	75,000
LTAS acquisition payable	140,000	0
Other	166,293	22,588
OTHER ACCRUED LIABILITIES	$3,299,110	$2,132,085

NOTE 6. NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2013 (Unaudited)	December 31, 2012
Unsecured promissory notes	$6,147,030	$5,997,030
Convertible notes payable	267,000	287,000
Accrued interest	2,867,944	2,654,350
NOTES PAYABLE	$9,281,974	$8,938,380

As of June 30, 2013 and December 31, 2012, notes payable included two unsecured promissory notes aggregating $5,997,030 with no stated interest rate or terms of repayment.  The Company has accrued interest at 7% per annum on both notes since their inception and includes the notes in current liabilities.

On February 1, 2013, the Company issued a $100,000 75-day unsecured 10% promissory note to an individual investor for funds received. On March 18, 2013, the Company issued a $50,000 60-day unsecured 12% promissory note to the same investor for funds received. The Company issued 2 million common shares to the investor as an inducement for the loans.

On February 2, 2012, the Company closed on a Securities Purchase Agreement with a California-based institutional investor (the “Investor”) for an aggregate of $5.5 million. The $500,000 initial tranche was funded at the closing in connection with a Convertible Debenture due in February 2015 and an Equity Investment Agreement (the “EIA”). The Debenture was converted by the Investor into shares of common stock beginning on May 3, 2012.

The Debenture grants the Investor with a right of first refusal on future financings of the Company subject to certain terms and conditions and contains acceleration provisions requiring 120% of the principal amount, accrued and unpaid interest, to become immediately due and payable on certain events of default described therein.

Pursuant to the EIA, the Investor agreed to invest an additional $5.0 million in monthly tranches beginning on May 3, 2012. The Investor also has the right to purchase an additional $5.0 million of the Company’s common stock at an exercise price of $0.21 per share for a period of three years.

The Company incurred customary closing costs including attorney’s fees, commissions and closing costs of $62,027, which are recorded as deferred financing costs to be amortized as additional interest expense on a straight-line basis over the 3-year term of the Debenture and EIA.

On July 25, 2013, the Company filed a lawsuit against La Jolla Cove Investors, Inc. in the United States District Court for the Northern District of California relating to the finance documents entered into by the Company and La Jolla in January 2012. In the lawsuit, the Company alleges breach of contract and other causes of action. The Company has reclassified the convertible notes payable from long-term to current notes payable.

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

The following table summarizes certain information about the Company’s warrants to purchase common stock.

	Derivative Liabilities			Weighted Average
	Warrants	Warrants	Other	Exercise
	Class A	Class B	Warrants	Price
Outstanding at December 31, 2012	8,327,462	8,327,462	20,033,021	$0.234
Warrants Granted	0	0	972,381	0.210
Warrants Expired	(4,088,581)	(4,088,581)	0	0.263
Outstanding at June 30, 2013	4,238,881	4,238,881	21,005,402	$0.225

There was no intrinsic value for the derivative liabilities relating the Class A and Class B warrants at June 30, 2013. These warrants will expire by September 30, 2013. There were no changes in the valuation techniques during the six months ended June 30, 2013.

The warrants outstanding and exercisable at June 30, 2013 and December 31, 2012 had no intrinsic value. All warrants were fully exercisable and there was no unamortized cost to be recognized in future periods.

NOTE 8. LITIGATION AND CONTINGENCIES

In the ordinary conduct of business, the Company is subject to periodic lawsuits, investigations and litigation claims, which are accounted for where appropriate. Management cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against the Company.  As of June 30, 2013, we had the following material contingencies:

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

NOTE 9. COMMON STOCK TRANSACTIONS

During the six month period ended June 30, 2013, the Company issued the following shares of Common Stock:

SHARES	CONSIDERATION	VALUATION
2,000,000	Shares issued as inducement for loans	$34,400
5,000,000	Shares issued for cash	100,000
7,717,033	Shares issued for legal settlements	130,250
6,572,500	Shares issued for services	130,250
25,000,000	Shares issued for LTAS acquisition	672,500
300,000	Shares issued for directors’ compensation	5,550
2,933,333	Shares issued for convertible debt conversion	76,339
16,000,000	Shares issued for retention bonuses	9,312
65,522,866		$1,158,601

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

Common Stock

The Company recognizes the cost of the common stock issued to directors, officers, and employees as compensation expense at the closing market price on the grant date. All common stock awards are fully vested on the date of grant, therefore there is no unrecognized compensation expense associated with these awards. During the six-months ended June 30, 2013, the Company awarded 300,000 shares for $5,550 for quarterly directors’ fees.

Restricted Stock

Awards of restricted stock are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. Prior to vesting, ownership of the restricted stock cannot be transferred. The restricted stock has the same voting rights as the common stock. The Company recognizes the grant date fair value of restricted stock awards ratably over the vesting period as compensation expense based upon the stock’s closing market price on the grant date. Performance-based restricted stock that vested during the six-months ended June 30, 2013 totaled $9,312. During the first quarter of 2013, the Company awarded 16 million shares to certain officers and employees as retention bonuses, which cliff vest on February 6, 2014. There is approximately $369,215 in unrecognized compensation relating to unvested restricted stock at June 30, 2013.

Stock Options

The Company has issued stock options at exercise prices equal to the Company’s common stock market price on the date of grant with contractual terms of three to seven years. Historically, the stock options were fully vested and expensed as compensation on the grant date. During 2010, the Company began issuing stock options with vesting schedules and such stock options are generally subject to forfeiture if employment terminates prior to vesting. During the six-months ended June 30, 2013, the Company awarded 2 million options that cliff vest on February 6, 2014 in retention bonuses and issued 500,000 fully-vested options totaling $7,913 as directors’ fees. Vested options during the six-month period totaled $20,457. At June 30, 2013, there is approximately $92,315 in unrecognized compensation expense relating to unvested stock options.

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

The following table summarizes information about stock options outstanding and exercisable at June 30, 2013:

	Options Outstanding and Exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual terms (years)	Weighted Average Exercise price
$.015	10,120,000	6.26	$.015
$.016	250,000	2.68	.016
$.021	250,000	2.87	.021
$.023	22,316,667	6.37	.023
$.045	4,444,444	0.85	.045
$.070	1,500,000	0.61	.070
$.075	10,250,000	3.76	.075
$.080	1,500,000	0.78	.080
$.090	11,338,889	0.55	.090
$.094	1,300,000	0.24	.094
	63,270,000	4.08	$.048

There were no options in-the-money at June 30, 2013.

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

The Company operated in multiple tax jurisdictions within the United States of America.  Although management does not believe that the Company is currently under examination in any major tax jurisdiction in which it operates other than the issues with the IRS as described in Note 8, the Company remains subject to examination in all of those tax jurisdictions until the applicable statute of limitations expire.  As of June 30, 2013, a summary of the tax years that remain subject to examination in the Company’s major tax jurisdictions are: United States – Federal and State – 2005 and forward.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

NOTE 12. PER SHARE INFORMATION:

Basic earnings per share (“Basic EPS”) of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding. U.S. GAAP requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Consolidated Statements of Operations. There were no dilutive common stock equivalents at June 30, 2013.

	Six Months Ended June 30,
	2013	2012
Numerator:
Net loss	$(1,357,453)	$(519,794)
Denominator:
Weighted-average common shares outstanding	584,918,220	393,701,894
Dilutive effect of stock warrants and stock options	0	0
Weighted-average common shares outstanding, assuming dilution	584,918,220	393,701,894

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

NOTE 13. SUBSEQUENT EVENTS

On July 25, 2013, the Company filed a lawsuit against La Jolla Cove Investors, Inc. in the United States District Court for the Northern District of California relating to the finance documents entered into by the Company and La Jolla in January 2012. In the lawsuit, the Company alleges breach of contract and other causes of action. The Company is seeking injunctive relief in addition to unspecified monetary damages as well as other relief. The Company also filed an Ex Parte Motion for temporary restraining order and order to show cause regarding preliminary injunction. The Company intends to otherwise pursue this matter vigorously, but the outcome of the action cannot be predicted.

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

Growth and percentage comparisons made herein generally refer to the three and six months ended June 30, 2013 compared with the three and six months ended June 30, 2012 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company” and similar expressions are references to World Surveillance Group Inc. and, depending on the context, its subsidiaries.

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

Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2012

Revenues. Revenue for the three months ended June 30, 2013 was $650,295 compared to $551,664 for the three months ended June 30, 2012 reflecting an increase of $98,631 or 17.9%, due primarily to the sale by GTC of a BiB aerostat system for $302,703 in the 2013 period. In the 2012 period, we recognized $200,000 of revenue from the Space Florida contract.

Cost of Sales. The cost of sales for the three months ended June 30, 2013 was $424,504 compared to $315,219 for the three months ended June 30, 2012 reflecting an increase of $109,285 or 34.6%, reflecting primarily the cost of the BiB aerostat system sold in the 2013 period, compared to no cost of sales relating to the $200,000 Space Florida contract.

Operating Expenses. Operating expenses consist primarily of compensation, professional fees, research and development, as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, depreciation and amortization and other general corporate expenses. Operating expenses for the three months ended June 30, 2013 were $735,997 compared to $1,409,530 for the three months ended June 30, 2012. The decrease of $673,533, or 47.8%, resulted primarily from a $405,439 decrease in general and administrative expenses and a $236,338 decrease in professional fees as compared to the second quarter of 2012. The decrease in general and administrative expense is primarily attributable to the $180,000 share-based compensation related to stock grants to the new Chairman of the Board of Directors pursuant to his compensation agreement, and $252,000 in restricted stock grants that were issued as retention bonuses during the quarter ended June 30, 2012. The decrease in professional fees during the three months ended June 30, 2013 compared to the prior year period is primarily due to the $150,000 stock settlement with SpaceTAO and higher corporate consulting fees incurred during the second quarter of 2012.

Loss From Operations. The loss from operations of $510,206 for the three months ended June 30, 2013 compares to an operating loss of $1,173,085 for the three months ended June 30, 2012. The decrease of $662,879, or 56.5%, is primarily attributable to the increase in revenues and the decrease in operating expenses during the three months ended June 30, 2013, as described above.

Net Other Income (Expense). Net other expense totaled $330,166 for the three months ended June 30, 2013 compared to net other income of $2,045,188 for the three months ended June 30, 2012, reflecting a decrease of $2,375,354 primarily due to the $544,201 gain on write-off of assets and derecognition of liabilities of discontinued operations and the $1,787,324 gain on the derecognition of legacy payables recognized during the second quarter of 2012.

Net Income (Loss). The net loss of $840,372 for the three months ended June 30, 2013 compared to net income of $872,103 for the three months ended June 30, 2012, resulted in an increased net loss of $1,712,475, primarily attributable the increase in net other expense, partially offset by the increase in revenues and the decrease in operating expenses in the three months ended June 30, 2013 as described above.

Comparison of Six Months Ended June 30, 2013 and 2012

Revenues. Revenue for the six months ended June 30, 2013 was $1,176,472 compared to $698,393 for the six months ended June 30, 2012 reflecting an increase of $478,079 or 68.5%, due primarily to the sale by GTC of two BiB aerostat systems for $605,406 in the 2013 period. In the 2012 period, we recognized $200,000 of revenue on the Space Florida contract.

Cost of Sales. The cost of sales for the six months ended June 30, 2013 was $788,813 compared to $446,448 for the six months ended June 30, 2012 reflecting an increase of $342,365 or 76.7%, due primarily to the cost of the two BiB aerostat systems sold in the 2013 period, compared to no cost of sales relating to the $200,000 Space Florida contract.

Operating Expenses. Operating expenses consist primarily of compensation, professional fees, research and development, as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, depreciation and amortization and other general corporate expenses. Operating expenses for the six months ended June 30, 2013 were $1,243,583 compared to $2,753,909 for the six months ended June 30, 2012. The decrease of $1,510,326, or 54.8%, resulted primarily from a $1,095,417 decrease in general and administrative expenses and a $307,039 reduction in professional fees as compared to the first six months of 2012. The decrease in general and administrative expense is primarily attributable to the $515,000 share-based compensation related to stock grants awarded to the former and new Chairman of the Board of Directors pursuant to their compensation agreements, and $722,021 related to performance-based restricted stock grants and performance-based stock options that vested during the six months ended June 30, 2012. The decrease in professional fees during the six months ended June 30, 2013 as compared to the same period in 2012, is primarily due to the $150,000 SpaceTAO stock settlement and higher corporate consulting fees incurred during the six month period of 2012. The $129,150 reduction in research and development reflects the performance-based restricted stock grants and stock options that vested during the six months ended June 30, 2012.

Loss From Operations. The loss from operations of $855,924 for the six months ended June 30, 2013 compares to an operating loss of $2,501,964 for the six months ended June 30, 2012. The decrease of $1,646,040 reflects the increase in revenues and the decrease in operating expenses in the six months ended June 30, 2013, as described above.

Net Other Income (Expense). Net other expense totaled $501,529 for the six months ended June 30, 2013 compared to net other income of $1,982,170 for the six months ended June 30, 2012, reflecting an increased net other expense of $2,483,699 primarily due to the $544,201 gain on write-off of assets and derecognition of liabilities of discontinued operations and the $1,787,324 gain on the derecognition of legacy payables recognized during the 2012 period.

Net Income (Loss). Net loss for the six months ended June 30, 2013 was $1,357,453 compared to a net loss of $519,794 during the same period of 2012, resulting in an increased net loss of $837,659 primarily attributable to the increase in net other expense, offset in part by the increase in revenues and the decrease in operating expenses in the three months ended June 30, 2013 described above.

Liquidity and Capital Resources

Assets. Our cash balance was $536,673 at June 30, 2013 compared to $49,343 at December 31, 2012, an increase of $487,330 or 988%, primarily attributable to net cash flow provided by operations of $188,785 during the six-months ended June 30, 2013 compared to net cash flow used in operations of $633,280 during the same period in 2012. This improvement in cash flow from operations combined with the $158,545 of cash acquired in the LTAS acquisition was partially offset by a reduction in net cash provided by financing activities of $597,974 during the six months ended June 30, 2013 as compared to the same period of 2012. Total assets at June 30, 2013 were $3,607,791 compared to $2,698,714 at December 31, 2012, an increase of $909,077 or 33.7%, which reflects the $1,206,131 in total assets from LTAS partially offset by the $50,000 reduction in Deposits and the $48,678 increase in accumulated depreciation.

Liabilities. At June 30, 2013, we had total liabilities of $16,938,962 compared to $15,859,403 at December 31, 2012, an increase of $1,079,561 or 6.8%. This increase is primarily attributable to increases in the following accruals: $505,031 in payroll liabilities; $194,750 in accrued legal claims; $177,042 in the cash true-up accrual; and the remaining $140,000 LTAS acquisition payable.

Cash Flows. Our cash provided by operating activities during the six-months ended June 30, 2013 was $188,785 compared to net cash used in operating activities of $633,280 for the same period in 2012, reflecting an increase of $822,065 or 112.4% reflecting the collection of accounts receivable and increase in accrued liabilities.

Cash flows from investing activities for the six-months ended June 30, 2013 reflect the $158,545 in cash acquired in the LTAS acquisition completed on March 28, 2013, compared to none in the 2012 period.

Net cash provided by financing activities was $140,000 and $737,974 during the first six months of 2013 and 2012, respectively, reflecting a decrease of $597,974 or 81.0%. During the six months ended June 30, 2013, we received $150,000 in funding from the issuance of two short-term unsecured promissory notes and $100,000 in funding from the sale of common stock and we paid $110,000 on the LTAS acquisition payable. During the six months ended June 30, 2012, we received net proceeds of $437,974 ($500,000 less financing cost of $62,026) from a 4 ¾% Secured Convertible Debenture and $300,000 under a related Equity Investment Agreement.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $510,206. The Company also had a working capital deficit of $16,186,830 and total stockholders’ deficit of $13,331,171, as well as an accumulated deficit of $150,352,805 at June 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its aerostats and UAS, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiaries’ businesses. The Company’s business plan, which if successfully implemented, will allow it to sell aerostats, UAS and other products for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for at least the remainder of 2013.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our aerostats, Argus One airship, and our subsidiaries’ products to generate revenues from customers.  We anticipate generating revenues from the sale of our airships in 2014 and are already generating revenue from our aerostats and our subsidiaries’ products.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or generate revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We are currently in litigation with La Jolla Cove Investors and do not expect any future funding under those agreements. We continue to have discussions with various entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least December 31, 2013, if we are not able to do so and if we are not able to generate sufficient revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved, if significant unanticipated damaging events occur, or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2013, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary conduct of business, we are subject to periodic lawsuits, investigations and litigation claims, which we account for where appropriate. We cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against us.  As of June 30, 2013, we had the following material contingencies:

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

La Jolla Cove Investors, Inc.

On July 25, 2013, we filed a lawsuit against La Jolla Cove Investors, Inc. in the United States District Court for the Northern District of California relating to the finance documents entered into by the Company and La Jolla in January 2012. In the lawsuit, we allege breach of contract and other causes of action. We are seeking injunctive relief in addition to unspecified monetary damages as well as other relief. We also filed an Ex Parte Motion for temporary restraining order and order to show cause regarding preliminary injunction. We intend to otherwise pursue this matter vigorously, but the outcome of the action cannot be predicted.

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

We need to raise significant additional capital in order to meet our cash requirements to fully implement our business plan and continue our operations during the next twelve months.  At June 30, 2013, we had $536,673 in cash and negative working capital of $16,186,830, and for the six months ended June 30, 2013, we had a net loss of $1,357,453.  We expect to use the funds raised, if any, to expand and accelerate our research and development efforts, increase our manufacturing facilities, acquire complimentary technology, companies or personnel, hire additional sales and other personnel, implement additional corporate governance measures, attract independent board members and for other operating activities.  We will, as we deem necessary and prudent, continue to seek to raise additional capital through various financing alternatives, including the private or public sale of equity or debt securities, bank financing or corporate partnering arrangements. We do not have any firm commitments for additional capital from third parties or from our officers, directors or shareholders.  We are currently in litigation with La Jolla Cove Investors and do not expect any future financing under those agreements. Although our officers and directors or their affiliates have in the past provided us with or helped us obtain capital, they are not legally bound to do so.  We may not be able to raise additional capital on terms acceptable to us or at all.   In order to attract new investors and raise additional capital, we may be forced to provide rights and preferences to new investors that are not available to current stockholders and that may be adverse to existing investors.  If we do not receive adequate additional financing on terms satisfactory to us on a timely basis, or at all, we would not be able to meet our cash payment obligations or fully implement our business plan.  We would likely also have to delay, curtail, scale back or terminate some or all of our operations that could hurt our future performance, prematurely sell some or all of our assets on undesirable terms, merge with or be acquired by another company on unsatisfactory terms, or possibly shut down our operations.

We have a history of operating losses that we anticipate will continue for the foreseeable future.

We have a history of losses from operations and we anticipate that for the foreseeable future, we will continue to experience losses from operations.  Those losses have resulted principally from costs incurred from general and administrative costs associated with our business and in research and development efforts.  We had a net loss from operations of $1,357,453 for the six months ended June 30, 2013, $4,541,587 during 2012, and $4,339,911 during 2011.  Our accumulated deficit at June 30, 2013 was $150,352,805.  We expect to continue to incur net losses from operations for the remainder of 2013 as we continue to develop and seek to commercialize our products.

We have incurred substantial indebtedness and may be unable to service our debt.

Our indebtedness at June 30, 2013 was $16,938,962.  A portion of such indebtedness reflects judicial judgments against us that could result in liens being placed on our bank accounts or assets.   We are continuing to review our ability to reduce this debt level due to the age and/or settlement of certain payables but we may not be able to do so.  This level of indebtedness could, among other things:

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

Combining our business with LTAS may be more difficult, costly or time-consuming than expected, which may adversely affect our results of operations and adversely affect the value of our common stock following the acquisition.

We completed the LTAS acquisition because we believe that the acquisition will be beneficial to our company and our stockholders. The success of the acquisition will depend, in part, on our and LTAS’ ability to realize the anticipated benefits and synergies from combining our businesses. To realize these anticipated benefits, we must successfully combine our businesses in an efficient and effective manner. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the acquisition may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be adversely affected.

We and LTAS have operated independently of each other. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our or LTAS’ ability to maintain relationships with customers, employees, suppliers and other business partners following the acquisition or to achieve the anticipated benefits of the acquisition. Specifically, issues that must be addressed in integrating the operations of LTAS into our operations in order to realize the anticipated benefits of the acquisition include, among other things:

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

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual synergies, if achieved at all, may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate LTAS’ operations into our own or to realize the anticipated benefits of the integration of the two companies.

The financial results of the combined company may materially differ from the historical pro forma financial information presented in the Current Report on Form 8-K that we filed with the SEC.

The historical pro forma financial information presented in the Current Report on Form 8-K that we filed with the SEC reflects the estimates, assumptions and judgments made by management of the Company and LTAS. These estimates, assumptions and judgments affect the reported amounts of assets and liabilities as of the dates presented as well as revenue and expenses reported for the periods presented. The resolution of differences between the two companies’ accounting policies and methods, including estimates, assumptions and judgments, may result in materially different financial information than is presented in the historical pro forma financial statements.

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

Although we have sold a set of our BiB aerostat systems and various other aerostat and mast-based ISR systems and components, we have not yet sold any of our Argus One airships in the commercial marketplace. Our success in the market for the products we develop will depend largely on our ability to prove our products’ capabilities.  Upon demonstration, our aerostats, airships and mast-based ISR systems may not have the capabilities they were designed to have or that we believed they would have.  Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with a larger, more established, more proven company than us. Moreover, competing products may prevent us from gaining wide market acceptance of our products.  Significant revenue from new product investments may not be achieved for a number of years, if at all.

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

A number of our competitors have received considerable funding from government or government-related sources to develop and build a mid- or high-altitude UAS and various aerostats.  Most of these organizations and many of our other competitors have greater financial, technical, manufacturing, marketing and sales resources and capabilities than we do.  Our products will compete both with not only other tethered aerostats and LTA UAS, but also with heavier-than-air fixed wing aircraft, manned aircraft, communications satellites and balloons.  We anticipate increasing competition as a result of defense industry consolidation, which has enabled companies to enhance their competitive position and ability to compete against us.  In addition, other companies may introduce competing aerostats, airships or solutions based on alternative technologies that may adversely affect our competitive position.  As a result, our products may become less or non-competitive or obsolete.  If we are not able to compete successfully against our current and future competitors, we may fail to generate revenues and our financial condition would be adversely affected.

We are subject to a number of lawsuits that could result in material judgments against us.

We are defendants in a number of litigation matters and are subject to various other claims and demands mainly related to the operation of the Company’s business by prior management.   These matters are likely to divert financial and management resources that would otherwise be used to benefit our operations.  We intend to aggressively defend ourselves in these proceedings but no assurances can be given that the results of these matters will be favorable to us. An adverse resolution or outcome of any of these lawsuits, claims or demands that cannot be predicted with certainty or potential settlements of such matters could adversely affect our business and financial condition, or could result in us having to issue freely tradable shares which could hurt our share price.  Any claims and litigation, even if fully reserved or insured for, could negatively impact our reputation among our customers and the public and make it more difficult for us to raise capital, secure contracts or to compete effectively.

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

We do not believe our product technologies infringe the proprietary rights of any third party, but claims of infringement are becoming increasingly common and third parties may assert infringement claims against us.  It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third parties.  If we are required to obtain licenses to use any third party technology, we would have to pay royalties, which may significantly reduce any profit on our products.  In addition, any such litigation could be expensive and disruptive to our ability to generate revenue or enter into new market opportunities.  If any of our products were found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products altogether.

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

 For our business to be successful, we need to attract and retain highly qualified technical, management and sales personnel.  As of June 30, 2013 we together with our subsidiaries employed seven employees and, prior to our acquisition of LTAS, we relied heavily on outside partners and contractors.  The failure to recruit additional key personnel when needed with specific qualifications and on acceptable terms might impede our ability to continue to develop, commercialize and sell our products.  To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees.  The loss of any members of our management team may also delay or impair achievement of our business objectives and result in business disruptions due to the time needed for their replacements to be recruited and become familiar with our business.  We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

The control deficiencies in our internal control over financial reporting may until remedied cause errors in our financial statements or cause our filings with the SEC to not be timely.

We have identified control deficiencies in our internal control over financial reporting as of the evaluation done by management as of June 30, 2013, including those related to (i) an ineffective global control environment such that control deficiencies in various other components of internal control could lead the auditor to conclude that a significant deficiency or material weakness exists in the control environment, (ii) absent or inadequate segregation of duties within a significant account or process, (iii) inadequate documentation of the components of internal control, and (iv) inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs.  If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the consolidated financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with GAAP for each of the periods presented.  We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud.  We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

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

The sale of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares.  As of March 21, 2013, we had 695 registered stockholders and many more beneficial holders, many of whom have held their shares for the required holding periods under Rule 144 promulgated pursuant to the Securities Act and thus would hold freely tradable shares.  The shares issued pursuant to conversions under our convertible debenture are freely tradable; 50 million shares were registered with the SEC and any additional shares are freely tradable pursuant to Rule 144 promulgated pursuant to the Securities Act, and such selling stockholder is not subject to a lock-up agreement. The 22,588,332 shares of common stock issued to the selling stockholders in the private placements in May 2011, which were registered with the SEC, are also freely tradable and such selling stockholders are not subject to lock-up agreements. If such shares are sold, or if it is perceived they will be sold, the trading price of our common stock could decline. Because investors may be more reluctant to purchase shares of our common stock following substantial sales or issuances, the resale of these shares of common stock could impair our ability to raise capital in the near term.

There are a large number of shares underlying our convertible debenture and equity investment agreement and issuance of shares upon conversion of the convertible debenture and exercise of the rights in the equity investment agreement may cause immediate and substantial dilution to our existing stockholders.

There are a large number of shares that may be issued pursuant to our convertible debenture and equity investment agreement. The issuance of shares upon conversion of the convertible debenture and purchase of shares under the equity investment agreement may result in substantial dilution to the interests of other stockholders since the selling stockholder may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholder may not convert its convertible debenture if such conversion would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholder from converting some of their holdings and then converting the rest of their holdings. In this way, the selling stockholder could sell more than this limit while never holding more than this limit. While the status of these agreements remains uncertain pending our litigation with La Jolla Cove Investors, any outcome of such litigation negative to our interests could result in additional dilution to our shareholders.

If we are required for any reason to repay our outstanding convertible debenture, we would be required to deplete our working capital, if available, or raise additional funds.  Our failure to repay the convertible debenture for any reason, if required, could result in legal action against us, which could require the sale of substantial assets or the curtailment of some or all of our operations.

In February 2012, we issued a convertible debenture that is due and payable, with 4 3/4% interest, three years from the date of issuance, unless sooner converted into shares of our common stock.  In addition, any event of default could require the early repayment of the convertible debenture at a price equal to 110% of the amount due under the debenture. If we were required to repay the convertible debenture for any reason, whether as a result of the current litigation with La Jolla Cove Investors or otherwise, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debenture, the debenture holder could commence legal action against us and foreclose on our assets to recover the amounts due. Any such action would likely require us to curtail some or all of our operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2013, we issued an aggregate of 65,522,866 shares of Common Stock for the acquisition of LTAS, conversion of debt (including the La Jolla Debenture), investment related activities, legal settlements, director fees, share-based compensation and for services rendered to us from consultants and partners. Of the aggregate shares issued, 16,300,000 shares, or 24.8% were issued to insiders and affiliates, as restricted securities under an exemption provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D, Rule 506, promulgated under the Securities Act of 1933. Common Stock issuances (other than the shares issued to La Jolla pursuant to the Debenture, which were valued as set forth below) were valued at prices based on the closing market prices on the date the Board of Directors authorized the issuances.

On February 2, 2012 (the “Closing Date”), we closed on a Securities Purchase Agreement (the “Agreement”) with an institutional investor relating to an aggregate $5.5 million financing, the initial investment of $500,000 of which was paid at closing, for the issuance by the Company of a 4 ¾% Secured Convertible Debenture (the “Debenture”) and an Equity Investment Agreement (the “EIA”) subject to the terms and conditions set forth therein (the “Financing”). Pursuant to the EIA, the investor has agreed to invest in the Company an aggregate of $5.0 million in minimum monthly tranches of $250,000 beginning on May 3, 2012 and on each successive thirty (30) day anniversary of such initial investment date; provided, however, that such minimum investment shall increase from $250,000 to $500,000 as long as the VWAP of the Company’s common stock, par value $0.00001 per share (the “Common Stock”) is above $0.09 for the period of ten (10) consecutive Trading Days prior to an investment date; and provided, further, however, that the investor shall invest an additional $500,000 on each investment date for each and every increase in the VWAP of the Company’s Common Stock of at least $0.02 above $0.09 for the period of ten (10) consecutive Trading Days prior to an investment date. Pursuant to the EIA, the investor also has a right to purchase up to an additional $5,000,000 of Common Stock of the Company, or an aggregate of 23,809,523 shares, at a purchase price equal to $0.21 as follows: on each investment date, the investor shall receive the right to purchase a number of shares of Common Stock equal to the amount invested on such investment date divided by $0.21. Under no circumstances will the Common Stock pursuant to this right be settled on a cashless exercise basis. The payment of the balance of the $5.0 million to the Company has been and may continue to be negatively impacted by our stock price.

The Debenture is in the principal amount of $500,000, has a three (3) year term, and has an interest rate of 4 ¾%. The Debenture is convertible by the investor into shares of Common Stock beginning on May 3, 2012 and from time to time during each thirty (30) day period from the Closing, the investor may convert up to five percent (5%) of the face amount of the Debenture if the VWAP of the Company’s Common Stock is at or below $0.09 or up to ten percent (10%) if the VWAP of the Company’s Common Stock is above $0.09 and for every $0.02 increase in the VWAP of the Company’s Common Stock above $0.09, the investor can convert an additional ten percent (10%) of the Debenture. The number of shares of Common Stock into which the Debenture can be converted is equal to the dollar amount of the Debenture being converted divided by the quotient of the Conversion Price divided by 10, plus the Debenture amount being converted divided by the Conversion Price. The Conversion Price is equal to the lesser of (i) $0.35 or (ii) 75% of the average of the VWAP of the Company’s Common Stock during the thirty (30) Trading Days prior to the date of the Conversion Notice, subject to a floor price of $0.075 (subject to adjustment), which if triggered gives the Company the option to convert the portion of the Debenture at a conversion price of $0.075 per share plus pay a cash True-Up Payment on the difference in value of the Common Stock issued versus the Common Stock that would have been issued but for the Floor Price.

A commission was to be paid in connection with the Financing as follows: a cash fee of 8% on the first $2 million of proceeds, 6% on the next $2 million, and 4% on any proceeds above $4 million, as well as warrants to purchase a number of shares equal to 10% multiplied by the proceeds. The warrants will have a three-year term, a purchase price of $0.21 and no cashless exercise feature. Such commissions are supposed to be paid as the proceeds of the Financing are received by the Company.

On July 25, 2013, we filed a lawsuit against La Jolla Cove Investors, Inc. in the United States District Court for the Northern District of California relating to the finance documents entered into by the Company and La Jolla in January 2012. In the lawsuit, we allege breach of contract and other causes of action. We are seeking injunctive relief in addition to unspecified monetary damages as well as other relief. We also filed an Ex Parte Motion for temporary restraining order and order to show cause regarding preliminary injunction. Due to the current litigation with La Jolla Cove Investors, we do not expect any future funding under these agreements.

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

Item 6.  Exhibits

Exhibits	Description

3.1	Amended and Restated Certificate of Incorporation (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2013 and incorporated herein by reference)
10.1	Settlement Agreement dated December 31, 2012 between the Company and Brio Capital, L.P. and Brio Capital Master Fund Ltd. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 15, 2013 and incorporated herein by reference)
10.2+	Amended and Restated Employment Agreement dated July 30, 2013 between the Company and Glenn D. Estrella (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2013 and incorporated herein by reference)
10.3+	2013 Equity Incentive Compensation Plan (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2013 and incorporated herein by reference)

10.4+	Independent Contractor Agreement dated July 29, 2013 by and among the Company, Lighter Than Air Systems Corp. and US Technik, Inc. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2013 and incorporated herein by reference)
10.5+*	Form Incentive Stock Option Agreement
10.6+*	Form Non-Qualified Stock Option Agreement
10.7+*	Form Restricted Stock Agreement
10.8+*	Form Restricted Stock Unit Award Agreement
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extension Schema Document**
101.CAL*	XBRL Taxonomy Calculation Linkbase Document**
101.PRE*	XBRL Taxonomy Presentation Linkbase Document**
101.LAB*	XBRL Taxonomy Label Linkbase Document**
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
+	Indicates management contract relating to compensatory plans or arrangements

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2013

WORLD SURVEILLANCE GROUP INC.

By: /s/ W. Jeffrey Sawyers
Name: W. Jeffrey Sawyers
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Index to Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2013 and incorporated herein by reference)
10.1	Settlement Agreement dated December 31, 2012 between the Company and Brio Capital, L.P. and Brio Capital Master Fund Ltd. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 15, 2013 and incorporated herein by reference)
10.2+	Amended and Restated Employment Agreement dated July 30, 2013 between the Company and Glenn D. Estrella (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2013 and incorporated herein by reference)
10.3+	2013 Equity Incentive Compensation Plan (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2013 and incorporated herein by reference)
10.4+	Independent Contractor Agreement dated July 29, 2013 by and among the Company, Lighter Than Air Systems Corp. and US Technik, Inc. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2013 and incorporated herein by reference)
10.5+*	Form Incentive Stock Option Agreement
10.6+*	Form Non-Qualified Stock Option Agreement
10.7+*	Form Restricted Stock Agreement
10.8+*	Form Restricted Stock Unit Award Agreement
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extension Schema Document**
101.CAL*	XBRL Taxonomy Calculation Linkbase Document**
101.PRE*	XBRL Taxonomy Presentation Linkbase Document**
101.LAB*	XBRL Taxonomy Label Linkbase Document**
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
+	Indicates management contract relating to compensatory plans or arrangements

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

