Form 10-Q
period 2013-09-30
World Surveillance Group Inc.
filed 2013-11-14
CIK 919742

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2013
or
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

As of November 8, 2013, there were 644,032,984 shares of the registrant's Common Stock issued and outstanding.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

  PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$350,290	$49,343
Accounts receivable	79,164	8,977
Accounts receivable from related party	20,359	48,220
Inventories	38,187	0
Prepaid expenses	39,622	46,134
Deposits	0	50,000
TOTAL CURRENT ASSETS	527,622	202,674

PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $450,681 and $355,420, respectively	2,318,516	2,452,966

OTHER NONCURRENT ASSETS
Goodwill	871,256	0
Deferred financing costs	32,736	43,074
TOTAL NONCURRENT ASSETS	903,992	43,074
TOTAL ASSETS	$3,750,130	$2,698,714

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$4,381,411	$4,781,075
Notes payable	9,391,529	8,938,380
Other accrued liabilities	3,200,808	2,132,085
Deferred revenues	0	7,500
Derivative liabilities	0	363
TOTAL CURRENT LIABILITIES	16,973,748	15,859,403

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value, 1,000,000,000 shares authorized at September 30, 2013 and 750,000,000 authorized at December 31, 2012; 637,722,024 shares and 546,887,530 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	6,377	5,469
Additional paid-in capital	138,168,471	135,829,194
Accumulated deficit	(151,398,466)	(148,995,352)
TOTAL STOCKHOLDERS' DEFICIT	(13,223,618)	(13,160,689)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,750,130	$2,698,714

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES
Contract revenues	$0	0	0	200,000
Product sales	279,765	190,951	1,456,222	689,344
Cost of sales	264,860	164,794	1,053,665	611,242
Gross profit	14,905	26,157	402,557	78,102
NET REVENUES	14,905	26,157	402,557	278,102

COSTS AND EXPENSES:
General and administrative	784,105	407,397	1,684,694	2,403,391
Professional fees	118,262	272,826	348,188	809,791
Acquisition-related costs	0	0	21,000	0
Depreciation expense	46,583	45,750	138,363	137,250
Research and development	0	42,250	300	171,700
TOTAL EXPENSES	948,950	768,223	2,192,545	3,522,132
LOSS FROM OPERATIONS	(934,045)	(742,066)	(1,789,988)	(3,244,030)
OTHER INCOME (EXPENSE)
Gain on write-off of assets and derecognition of liabilities of discontinued operations	0	0	0	544,201
Gain on derecognition of legacy payables	0	0	0	1,787,324
Loss from conversion agreement true-up	0	(135,958)	(233,381)	(373,078)
Change in fair value of derivative liabilities	0	6,518	363	125,364
Interest expense, net	(111,617)	(115,457)	(380,108)	(346,538)
NET OTHER INCOME (EXPENSE)	(111,617)	(244,897)	(613,126)	1,737,273
NET LOSS	$(1,045,662)	(986,963)	(2,403,114)	(1,506,757)

PER COMMON SHARE DATA (Note 13)
NET LOSS PER SHARE:
Basic and Diluted	$(0.00)	(0.00)	(0.00)	(0.00)
WEIGHTED AVERAGE SHARES:
Basic and Diluted	519,340,666	437,528,245	597,936,763	402,920,267

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS'
Description	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
BALANCE, DECEMBER 31, 2012	546,887,530	$5,469	$135,829,194	$(148,995,352)	$(13,160,689)
Shares issued as inducement for loans	2,000,000	20	34,380	0	34,400
Shares issued for cash	6,000,000	60	119,940	0	120,000
Shares issued for legal settlement	14,436,353	144	227,756	0	227,900
Shares issued to services	11,872,500	119	236,131	0	236,250
Shares issued for LTAS acquisition	25,000,000	250	672,250	0	672,500
Shares issued for accrued salaries	7,692,308	77	99,923	0	100,000
Shares issued for employee and directors’ compensation	4,900,000	49	13,841	0	13,890
Shares issued for convertible debt conversion	2,933,333	29	76,310	0	76,339
Fair value of vested restricted shares issued as retention bonuses	16,000,000	160	9,152	0	9,312
Fair value of vested options issued as share-based compensation and director’s fees	0	0	324,970	0	324,970
Fair value of vested options issued for salary conversion	0	0	524,624	0	524,624
Net loss	0	0	0	(2,403,114)	(2,403,114)
BALANCE, SEPTEMBER 30, 2013	637,722,024	$6,377	$138,168,471	$(151,398,466)	$(13,223,618)

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(2,403,114)	$(1,506,757)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	138,363	137,250
Share-based compensation	33,102	1,283,778
Fair value of vested options	324,970	0
Loss on conversion of debt	233,382	373,077
Change in fair value of derivative liabilities	(363)	(125,364)
Gain on write-off of assets and derecognition of liabilities of discontinued operations	0	(544,201)
Gain on derecognition of legacy payables	0	(1,787,324)
Loan interest capitalized to debt	339,984	314,557
Amortized deferred financing costs	10,338	13,783
Shares issued as inducement for loans	34,400	0
Change in operating assets and liabilities:
Accounts receivable	136,880	(41,553)
Inventories	191,511	4,500
Prepaid expenses	9,478	(24,850)
Deposits	50,000	0
Accounts payable	(156,904)	482,843
Other accrued liabilities	1,187,875	595,604
Deferred revenues	(7,500)	(189,660)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	122,402	(1,014,317)
INVESTING ACTIVITIES:
Cash acquired in acquisition	158,545	0
NET CASH PROVIDED BY INVESTING ACTIVITIES	158,545	0
FINANCING ACTIVITIES:
Proceeds from debenture, net of deferred financing costs	0	437,974
Proceeds from convertible debt conversions	0	585,000
Payment on LTAS acquisition payable	(110,000)	0
Payment to LTAS selling shareholder	(140,000)	0
Proceeds from notes payable	150,000	0
Proceeds from sale of common stock	120,000	0
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,000	1,022,974
NET INCREASE IN CASH AND EQUIVALENTS	300,947	8,657
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	49,343	5,532
CASH AND EQUIVALENTS, END OF PERIOD	$350,290	$14,189

SUPPLEMENTAL INFORMATION:
Interest paid	$3,688	$0
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of long-term convertible notes payable to current notes payable	267,000	0
Common stock issued for services	236,250	274,979
Common stock issued for settlements	227,900	106,700
Common stock issued for convertible debt conversions	76,339	761,235
Common stock issued for acquisition	672,500	0
Common stock issued for accrued salary conversion	100,000	0
Fair value of vested options issued for accrued salary conversion	524,624	0
Due to LTAS selling shareholder	413,432	0
LTAS acquisition payable	140,000	0

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

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $1,789,988  for the nine months ended September 30, 2013. The Company also had a working capital deficit of $16,446,126 and total stockholders’ deficit of $13,223,618, as well as an accumulated deficit for $151,398,466 at September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its aerostats and UAS, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiaries’ businesses. The Company’s business plan, which if successfully implemented, will allow it to sell aerostats, UAS and other products for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for the next several quarters.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures. We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors. We are also working to commercialize our aerostats, Argus One airship, and our subsidiaries’ products to generate revenues from customers. We anticipate generating revenues from the sale of our airships in 2014 and are already generating revenue from our aerostats and our subsidiaries’ products.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or generate revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We are currently in litigation with La Jolla Cove Investors and do not expect any future funding under those agreements. We continue to have discussions with various entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through the next several quarters, if we are not able to do so and if we are not able to generate sufficient revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result. However, if our plans are not achieved, if significant unanticipated damaging events occur, or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination. There were no adjustments related to uncertain tax positions recognized during the nine months ended September 30, 2013 and 2012, respectively.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period. Whenever losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would result in a diluted loss per share less than the basic loss per share and therefore would be anti-dilutive. Whenever net income is reported, the weighted average number of common shares outstanding will include common stock equivalents that are in-the-money. If all outstanding options, warrants and convertible shares were converted or exercised at September 30, 2013, the shares outstanding would be 782,633,119.

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

SHARE-BASED COMPENSATION

The Company offers share-based compensation programs to its officers, directors and employees that consist of employee stock options, common stock and restricted stock awards. Common stock and restricted stock awards are issued at the closing price of the Company’s common stock on the date of grant. The Company recognizes compensation expense ratably over the vesting periods for restricted stock awards using the  fair value of the stock on the vest date. The Black-Scholes option pricing model is used to value stock options, and compensation expense is recognized ratably over the requisite service period. Stock options typically have contractual terms of three to seven years. Share-based compensation for employees and non-employees is reflected in the appropriate functional expense category, principally the general administrative and research and development categories. Share-based compensation and vested options incurred during the nine months ended September 30, 2013 and 2012 was $972,796 and $1,283,778, respectively.

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

The Company’s Condensed Consolidated Balance Sheet at September 30, 2013 includes the accounts of LTAS. The operating results of LTAS since the acquisition date of March 28, 2013 are reflected in the Company’s Condensed Consolidated Statements of Operations.

The following table summarizes the original allocation of the LTAS acquisition purchase price, which has been accounted at the fair values of the assets acquired and liabilities assumed under the acquisition method of accounting:

	Original	Allocation	Revised
	Allocation	Adjustment	Allocation
Current assets	$703,220	$7,195	$710,415
Property and equipment	1,357	2,556	3,913
Goodwill	479,585	391,671	871,256
Due to selling shareholder	0	(413,432)	(413,432)
Current liabilities assumed	(261,662)	12,010	(249,652)
Total Purchase Price	$922,500	$0	$922,500

NOTE 3.  RELATED PARTY TRANSACTIONS

The accounts receivable from related party at September 30, 2013 reflects trade receivables from Global Telesat Communications, Ltd. (“GTCL”) of $20,359. GTCL is a related party based in the United Kingdom and controlled by a current officer of GTC. Total sales to GTCL for the three and nine-months ended September 30, 2013 were $95,641 and $391,646, respectively, and account for 47% and 33% of GTC’s total sales for the respective periods. In 2012, GTC began charging a 10% handling fee on all GTCL orders.

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,
	2013	December 31,
	(Unaudited)	2012
Appliques	$2,755,732	$2,755,732
Office furniture and fixtures	13,465	6,904
	2,769,197	2,762,636
Less: accumulated depreciation	(450,681)	(309,670)
	$2,318,516	$2,452,966

NOTE 5. OTHER ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30,
	2013	December 31,
	(Unaudited)	2012
Payroll liabilities	$1,667,280	$1,494,883
Professional fees	10,000	10,000
Accrued legal claims payable	475,540	334,540
Accrued cash true-up from conversion	353,873	176,831
Accrued interest on debenture	24,740	18,243
GTC acquisition payable	75,000	75,000
Due to LTAS selling shareholder	413,432	0
LTAS acquisition payable	140,000	0
Other	40,943	22,588
OTHER ACCRUED LIABILITIES	$3,200,808	$2,132,085

NOTE 6. NOTES PAYABLE

Notes payable consisted of the following:

	September 30,
	2013	December 31,
	(Unaudited)	2012
Unsecured promissory notes	$5,997,030	$5,997,030
Unsecured short-term promissory notes	150,000	0
Convertible debenture	267,000	287,000
Accrued interest	2,977,499	2,654,350
NOTES PAYABLE	$9,391,529	$8,938,380

At September 30, 2013 and December 31, 2012, notes payable included two unsecured promissory notes aggregating $5,997,030 with no stated interest rate or terms of repayment. The Company has accrued interest at 7% per annum on both notes since their inception and includes the notes in current liabilities.

On February 1, 2013, the Company issued a $100,000 75-day unsecured 10% promissory note to an individual investor for funds received. On March 18, 2013, the Company issued a $50,000 60-day unsecured 12% promissory note to the same investor for funds received. The Company issued 2 million common shares to the investor as an inducement for the loans, which were amortized as financing fees. As of September 30, 2013, the Company has not repaid these notes.

On February 2, 2012, the Company closed on a Securities Purchase Agreement with La Jolla Cove Investors, Inc. a California-based institutional investor (the “Investor”) for an aggregate of $5.5 million. The $500,000 initial tranche was funded at the closing in connection with a Convertible Debenture due in February 2015 and an Equity Investment Agreement (the “EIA”). A portion of the Debenture was converted by the Investor into shares of common stock beginning on May 3, 2012.

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

On July 25, 2013, the Company filed a lawsuit against the Investor in the United States District Court for the Northern District of California relating to the finance documents entered into by the Company and the Investor in January 2012. In the lawsuit, the Company alleges breach of contract and other causes of action. The Company has reclassified the convertible notes payable from long-term to current notes payable.

NOTE 7. DERIVATIVE LIABILITIES

The Company accounts for derivative instruments at fair value. Gains and losses from changes in the fair value of derivatives are recognized in interest expense. The Company’s derivative instruments consist of stock warrants that contained anti-dilution provisions that were issued with certain debt and equity financings. During the nine months ended September 30, 2013, all financial instruments that gave rise to the derivative liabilities have expired.

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

The following table summarizes certain information about the Company’s warrants to purchase common stock.

	Derivative Liabilities			Weighted
			Warrants	Average
	Warrants	Warrants	& Purchase	Exercise
	Class A	Class B	Rights	Price
Outstanding at December 31, 2012	8,327,462	8,327,462	20,033,021	$0.234
Warrants Granted	0	0	972,381	0.210
Warrants Expired	(8,327,462)	(8,327,462)	0	0
Outstanding at September 30, 2013	0	0	21,005,402	$0.210

There was no intrinsic value for the derivative liabilities relating the Class A and Class B warrants, which all expired by September 30, 2013. There were no changes in the valuation techniques during the nine months ended September 30, 2013.

The warrants outstanding and exercisable at September 30, 2013 and December 31, 2012 had no intrinsic value. All warrants were fully exercisable and there was no unamortized cost to be recognized in future periods.

NOTE 8. LITIGATION AND CONTINGENCIES

In the ordinary conduct of business, the Company is subject to periodic lawsuits, investigations and litigation claims, which are accounted for where appropriate. Management cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against the Company.  At September 30, 2013, we had the following material contingencies:

Brio Capital

Brio Capital, the holder of a warrant, filed an action against us on February 25, 2011 in the New York Supreme Court, County of New York, for the issuance of approximately 6.2 million shares of common stock upon the exercise of certain warrants. The Court granted a non-final Summary Judgment Order on a portion of the action in favor of Brio in December 2011 requiring the Company, among other things, to issue 6.2 million shares of common stock. The Company has issued the shares required by the Court order. We also entered into a settlement agreement to pay $57,661 in legal fees as required by the Court order, which has been satisfied. The Company reached a settlement with Brio resolving all remaining matters. Under the terms of the settlement, the Company is required to issue a number of shares of common stock in twelve (12) monthly installments equal to $31,250 divided by the average of the closing bid prices of our common stock for the last three (3) trading days of the month immediately preceding the month in which the shares are due to be issued. Pursuant to the Court’s Section 3(a) (10) approval, the shares of common stock issued to Brio shall be freely tradeable upon issuance. All shares issued are subject to a leak-out provision contained in the settlement agreement.

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

The DeCarlo Group

A lawsuit was filed by the DeCarlo Group on November 24, 2010 in Miami-Dade County Courthouse for over $400,000 claimed in connection with CFO and accounting services allegedly rendered to the Company.  It is our position that the Company was overcharged in connection with the services rendered and that no amounts are due. DeCarlo has now filed a second amended complaint that the Company will respond to and the Company intends to otherwise defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted.

Siefert

A lawsuit was filed by Thomas Seifert, a former officer and director of the Company, on April 9, 2012 in the Circuit Court of the 17th Judicial Circuit in Broward County for $548,000 and 7.0 million shares of common stock for alleged unpaid compensation. We reached a settlement with the plaintiff resolving this lawsuit, without admitting or denying the allegations. Under the terms of the settlement, we were required to issue him 6.0 million shares of common stock, which shares are subject to a fourteen-month leak-out, and pay him $50,000 over a twelve-month period.  The Company entered into a forbearance agreement with Seifert in September 2013.

La Jolla Cove Investors, Inc.

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

IRS

During 2010 and 2009, we, under our former name Sanswire Corp., incurred and reported to the Internal Revenue Service (“IRS”) payroll tax liabilities (and deposited the appropriate withholding amounts) during the normal course of business at each payroll cycle.  The Company has reported its payroll tax liabilities for all the tax periods in 2007 and 2008, however, it failed to deposit the appropriate withholding amounts for those periods. We recognized this issue and, accordingly, contacted the IRS to make arrangements to pay any taxes due. One such matter has been resolved with the IRS, and we currently estimate the amount involved in the second matter to be approximately $200,000.  We may be subject to additional penalties and interest from the IRS in connection with these payroll tax matters.  We are engaged in discussions and contiune to cooperate with the IRS to resolve this matter.

The Company provides indemnification, to the extent permitted by law, to its’ officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent is or was serving at the Company’s request in such capacity.

NOTE 9. COMMON STOCK TRANSACTIONS

During the nine month period ended September 30, 2013, the Company issued the following shares of Common Stock:

Shares	Consideration	Valuation
2,000,000	Shares issued as inducement for loans	$34,400
6,000,000	Shares issued for cash	120,000
14,436,353	Shares issued for legal settlements	227,900
11,872,500	Shares issued for services	236,250
25,000,000	Shares issued for LTAS acquisition	672,500
7,692,308	Shares issued for accrued salaries	100,000
4,900,000	Shares issued for compensation	13,890
2,933,333	Shares issued for convertible debt conversion	76,339
16,000,000	Shares issued for retention bonuses	9,312
90,834,494		$1,490,591

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

Common Stock

The Company recognizes the cost of the common stock issued to directors, officers, and employees as compensation expense at the closing market price on the grant date. All common stock awards are fully vested on the date of grant, therefore there is no unrecognized compensation expense associated with these awards. During the nine-months ended September 30, 2013, the Company awarded 900,000 shares for $13,890 for quarterly directors’ fees, including 600,000 shares issued to the former Chairman of the Board of Directors pursuant to a settlement agreement.

Restricted Stock

Awards of restricted stock are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. Prior to vesting, ownership of the restricted stock cannot be transferred. The restricted stock has the same voting rights as the common stock. The Company recognizes the grant date fair value of restricted stock awards ratably over the vesting period as compensation expense based upon the stock’s closing market price on the vest date. Restricted stock that vested during the nine-months ended September 30, 2013 totaled $9,312. During the first quarter of 2013, the Company awarded 16 million shares to certain officers and employees as retention bonuses, which cliff vest on February 6, 2014. On July 29, 2013, the Company awarded 4 million shares for $100,000 with a six-month cliff vest in retention bonus. On September 25, 2013, the Company issued 7,692,308 shares in lieu of accrued employee salaries. There is approximately $469,215 in unrecognized compensation relating to unvested restricted stock at September 30, 2013.

Stock Options

The Company has issued stock options at exercise prices equal to the Company’s common stock market price on the date of grant with contractual terms of three to seven years. Historically, the stock options were fully vested and expensed as compensation on the grant date. During 2010, the Company began issuing stock options with vesting schedules and such stock options are generally subject to forfeiture if employment terminates prior to vesting. During the nine-months ended September 30, 2013, the Company awarded 2 million options that cliff vest on February 6, 2014 in retention bonuses and issued 900,000 fully-vested options totaling $18,913 as directors’ fees. On July 29, 2013, the Company awarded 12 million fully-vested options totaling approximately $285,600 as share-based compensation. On September 25, 2013, the Company issued 40,355,693 fully-vested options totaling approximately $524,624 as an accrued employee salary conversion. Vested options during the nine-month period totaled $849,594. At September 30, 2013, there is approximately $92,315 in unrecognized compensation expense relating to unvested stock options.

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

The following table summarizes information about stock options outstanding and exercisable at September 30, 2013:

	Options Outstanding and Exercisable
		Weighted average
		remaining	Weighted
		contractual	Average
	Number	terms	Exercise
Exercise prices	outstanding	(years)	price
$.013	40,355,693	6.99	$.013
.015	10,120,000	6.01	.015
.016	250,000	2.42	.016
.021	250,000	2.62	.021
.023	22,316,667	6.12	.023
.024	12,000,000	6.83	.024
.028	400,000	2.83	.028
.045	4,444,444	0.59	.045
.070	1,500,000	0.36	.070
.075	10,250,000	3.50	.075
.080	1,500,000	0.52	.080
.090	11,338,889	0.30	.090
.094	1,300,000	0.01	.094
	116,025,693	5.26	$.048

No options were in-the-money on September 30, 2013.

NOTE 11. INCOME TAXES

The Company has federal and state net operating loss (NOL) carry-forwards, which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the condensed consolidated financial statements. A deferred tax asset for the future benefits of net operating losses and other differences is offset by a 100% valuation allowance due to the uncertainty of the Company's ability to utilize the losses. These net operating losses begin to expire in the year 2021. The Company operated in multiple tax jurisdictions within the United States of America.  Although management does not believe that the Company is currently under examination in any major tax jurisdiction in which it operates other than the issues with the IRS as described in Note 8, the Company remains subject to examination in all of those tax jurisdictions until the applicable statute of limitations expire.  At September 30, 2013, the tax years that remain subject to examination in the Company’s major tax jurisdictions are: United States – Federal and State – 2005 and forward.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

NOTE 12. PER SHARE INFORMATION:

Basic earnings per share (“Basic EPS”) of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding. U.S. GAAP requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Consolidated Statements of Operations. There were no dilutive common stock equivalents at September 30, 2013.

	Nine Months Ended September 30,
	2013	2012
Numerator:
Net loss	$(2,403,114)	$(1,506,757)
Denominator:
Weighted-average common shares outstanding	597,936,763	402,920,267
Dilutive effect of stock warrants and stock options	0	0
Weighted-average common shares outstanding, assuming dilution	597,936,763	402,920,267

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

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

Growth and percentage comparisons made herein generally refer to the three and nine months ended September 30, 2013 compared with the three and nine months ended September 30, 2012 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company” and similar expressions are references to World Surveillance Group Inc. and, depending on the context, its subsidiaries.

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

Results of Operations

Comparison of Three Months Ended September 30, 2013 and 2012

Revenues. Revenues for the three months ended September 30, 2013 were $279,765 compared to $190,951 for the three months ended September 30, 2012 reflecting an increase of $88,814 or 46.5%, due primarily to LTAS revenues of $76,097 during the quarter.

Cost of Sales. The cost of sales for the three months ended September 30, 2013 was $264,860 compared to $164,794 for the three months ended September 30, 2012 reflecting an increase of $100,666 or 60.7%, reflecting primarily the LTAS cost of sales and changes in product mix in GTC sales between the quarters.

Operating Expenses. Operating expenses consist primarily of compensation, professional fees, research and development, as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, depreciation and amortization and other general corporate expenses. Operating expenses for the three months ended September 30, 2013 were $948,950 compared to $768,223 for the three months ended September 30, 2012. The increase of $180,727, or 23.5%, resulted primarily from a $376,708 increase in general and administrative expenses which were partially offset by decreases of $154,564 in professional fees and $42,250 in research and development as compared to the second quarter of 2012. The $376,708 increase in general and administrative expense during the third quarter of 2013, includes $80,555 in general and administration expenses from LTAS operations and reflects the $285,000 in share-based compensation awarded during the quarter. The $154,564 decrease in professional fees during the three months ended September 30, 2013 compared to the prior year period is primarily due to lower legal fees and settlement activity. The $42,250 in research and development during the three months ended September 30, 2012 relates to work performed on development on the Argus One airship, reflecting the Company’s current focus on its tactical aerostats and its new Argus-related Ohio UAS Consortium Agreement.

Loss From Operations. The loss from operations of $934,045 for the three months ended September 30, 2013 compares to an operating loss of $742,066 for the three months ended September 30, 2012. The increase loss of $191,979, or 25.9%, is primarily attributable to the increases in operating expenses during the three months ended September 30, 2013, as described above.

Net Other Income (Expense). Net other expense totaled $111,617 for the three months ended September 30, 2013 compared to net other expense of $244,897 for the three months ended September 30, 2012. Net other expenses for the three months ended September 30, 2012 included $135,958 in loss from conversion agreement true-up which was no longer recorded during the same period of 2013 due to the lawsuit filed against La Jolla Cove Investors, Inc on July 25, 2013.

Net Income (Loss). The net loss of $1,045,662 for the three months ended September 30, 2013 compared to net loss of $986,963 for the three months ended September 30, 2012, or an increased net loss of $58,699, which resulted from the increased operating expenses and the reduction in net other expenses during the three months ended September 30, 2013 as described above.

Comparison of Nine months ended September 30, 2013 and 2012

Revenues. Revenues for the nine months ended September 30, 2013 were $1,456,222 compared to $889,344 for the nine months ended September 30, 2012 reflecting an increase of $566,878 or 63.7%, due primarily to the sale by GTC of two BiB aerostat systems for $605,406 during 2013. During 2012, we recognized $200,000 of revenue on the Space Florida contract.

Cost of Sales. The cost of sales for the nine months ended September 30, 2013 was $1,053,665 compared to $611,242 for the nine months ended September 30, 2012 reflecting an increase of $442,423 or 72.4%, due primarily to the cost of the two BiB aerostat systems sold in the 2013 period.

Operating Expenses. Operating expenses consist primarily of compensation, professional fees, research and development, as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, depreciation and amortization and other general corporate expenses. Operating expenses for the nine months ended September 30, 2013 were $2,192,545 compared to $3,522,132 for the nine months ended September 30, 2012. The decrease of $1,329,587, or 37.7%, resulted primarily from reductions of $718,697 in general and administrative expenses, $461,603 in professional fees and $171,400 in research and development as compared to the first nine months of 2012. The $718,697 decrease in general and administrative expense is primarily attributable to the $515,000 share-based compensation related to stock grants awarded to our former Chairmen of the Board of Directors pursuant to their compensation agreements, and $399,938 increase in share-based compensation awarded during the nine months ended September 30, 2012 as compared to the same period during 2013. The $461,603 decrease in professional fees during the nine months ended September 30, 2013 as compared to the same period in 2012, reflects higher legal fees and settlement activity during the nine-month period of 2012. The $171,400 reduction in research and development reflects performance-based restricted stock grants and stock options relating to development of the Argus One airship that vested during the nine months ended September 30, 2012.

Loss From Operations. The loss from operations of $1,789,988 for the nine months ended September 30, 2013 compares to an operating loss of $3,244,030 for the nine months ended September 30, 2012. The decrease of $1,454,042 reflects the large increased net other expense offset somewhat by the increase in revenues and the decrease in operating expenses in the nine months ended September 30, 2013, as described above.

Net Other Income (Expense). Net other expense totaled $613,126 for the nine months ended September 30, 2013 compared to net other income of $1,737,273 for the nine months ended September 30, 2012, reflecting an increased net other expense of $2,350,399 primarily due to the $544,201 gain on write-off of assets and derecognition of liabilities of discontinued operations and the $1,787,324 gain on the derecognition of legacy payables recognized during the 2012 period.

Net Income (Loss). Net loss for the nine months ended September 30, 2013 was $2,403,114 compared to a net loss of $1,506,757 during the same period of 2012, resulting in an increased net loss of $896,357, which is attributable to the increase in revenues and decrease in operating expenses during the nine months ended September 30, 2013 described above.

Liquidity and Capital Resources

Assets. Our cash balance was $350,290 at September 30, 2013 compared to $49,343 at December 31, 2012, an increase of $300,947 or 610%, primarily attributable to the increase in Other Accrued Liabilities of $592,271 from the nine-months ended September 30, 2012. This improvement in cash flow from operations combined with the $158,545 of cash acquired in the LTAS acquisition was significantly offset by a reduction in net cash provided by financing activities of $1002,974 from the nine months ended September 30, 2012. Total assets at September 30, 2013 were $3,750,130 compared to $2,698,714 at December 31, 2012, an increase of $1,051,416 or 38.9%, which reflects the $1,206,131 in total assets acquired from LTAS partially offset by the $50,000 reduction in Deposits and the $95,261 increase in accumulated depreciation.

Liabilities. At September 30, 2013, we had total liabilities of $16,973,748 compared to $15,859,403 at December 31, 2012, an increase of $1,114,345 or 7.0%. This increase is primarily attributable to the increase in Other Accrued Liabilities of $1,068,723 reflecting, amoung other things, increases of $172,397 in payroll liabilities; $121,000 in accrued legal claims payable; $177,042 in the accrued cash true-up accrual; and $273,432 due the LTAS selling shareholder and $140,000 remaining on the LTAS acquisition payable.

Cash Flows. Our cash provided by operating activities during the nine months ended September 30, 2013 was $122,402 compared to net cash used in operating activities of $1,014,317 for the same period in 2012, an increase of $1,136,719, reflecting the $592,271 increase in accrued liabilities, and reductions in accounts receivable and inventory of $178,433 and $187,011, respectively, as compared to the 2012 totals.

Cash flows from investing activities for the nine months ended September 30, 2013 reflect the $158,545 in cash acquired in the LTAS acquisition completed on March 28, 2013, compared to none in the 2012 period.

Net cash provided by financing activities was $20,000 and $1,022,974 during the first nine months of 2013 and 2012, respectively, reflecting a decrease of $1,002,974 or 98.0%. During the nine months ended September 30, 2013, we received $150,000 in funding from the issuance of two short-term unsecured promissory notes and $120,000 in funding from the sale of common stock and we paid $110,000 on the LTAS acquisition payable. During the nine months ended September 30, 2012, we received net proceeds of $437,974 ($500,000 less financing cost of $62,026) from a 4 ¾% Secured Convertible Debenture and $437,974 under a related Equity Investment Agreement.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $1,789,988 for the nine months ended September 30, 2013. The Company also had a working capital deficit of $16,446,126 and total stockholders’ deficit of $13,223,618, as well as an accumulated deficit of $151,398,466 at September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its aerostats and UAS, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiaries’ businesses. The Company’s business plan, which if successfully implemented, will allow it to sell aerostats, UAS and other products for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for at least the next several quarters.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures. We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors. We are also working to commercialize our aerostats, Argus One airship, and our subsidiaries’ products to generate revenues from customers. We anticipate generating revenues from the sale of our airships in 2014 and are already generating revenue from our aerostats and our subsidiaries’ products.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or generate revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We are currently in litigation with La Jolla Cove Investors and do not expect any future funding under those agreements. We continue to have discussions with various entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least the next several quarters, if we are not able to do so and if we are not able to generate sufficient revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result. However, if our plans are not achieved, if significant unanticipated damaging events occur, or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2013, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary conduct of business, we are subject to periodic lawsuits, investigations and litigation claims, which we account for where appropriate. We cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against us.  As of September 30, 2013, we had the following material contingencies:

Brio Capital

Brio Capital, the holder of a warrant, filed an action against us on February 25, 2011 in the New York Supreme Court, County of New York, for the issuance of approximately 6.2 million shares of common stock upon the exercise of certain warrants. The Court granted a non-final Summary Judgment Order on a portion of the action in favor of Brio in December 2011 requiring us, among other things, to issue 6.2 million shares of common stock. We have issued the shares required by the Court order. We also entered into a settlement agreement to pay $57,661 in legal fees as required by the Court order, which has been satisfied. We reached a settlement with Brio resolving all remaining matters. Under the terms of the settlement, we are required to issue a number of shares of common stock in twelve (12) monthly installments equal to $31,250 divided by the average of the closing bid prices of our common stock for the last three (3) trading days of the month immediately preceding the month in which the shares are due to be issued. Pursuant to the Court’s Section 3(a) (10) approval, the shares of common stock issued to Brio shall be freely tradeable upon issuance. All shares issued are subject to a leak-out provision contained in the settlement agreement.

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

The DeCarlo Group

A lawsuit was filed by the DeCarlo Group on November 24, 2010 in Miami-Dade County Courthouse for over $400,000 claimed in connection with CFO and accounting services allegedly rendered to the Company.  It is our position that we were overcharged in connection with the services rendered and that no amounts are due. DeCarlo has now filed a second amended complaint that we will respond to and intend to otherwise defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted.

Siefert

A lawsuit was filed by Thomas Seifert, a former officer and director of the Company, on April 9, 2012 in the Circuit Court of the 17th Judicial Circuit in Broward County for $548,000 and 7.0 million shares of common stock for alleged unpaid compensation. We reached a settlement with the plaintiff resolving this lawsuit, without admitting or denying the allegations. Under the terms of the settlement, we were required to issue him 6.0 million shares of common stock, which shares are subject to a fourteen-month leak-out, and pay him $50,000 over a twelve-month period. We entered into a forbearance agreement with Seifert in September 2013.

La Jolla Cove Investors, Inc.

On July 25, 2013, we filed a lawsuit against La Jolla Cove Investors, Inc. in the United States District Court for the Northern District of California relating to the finance documents entered into by us and La Jolla in January 2012. In the lawsuit, we allege breach of contract and other causes of action. We are seeking injunctive relief in addition to unspecified monetary damages as well as other relief. We also filed an Ex Parte Motion for temporary restraining order and order to show cause regarding preliminary injunction. We intend to otherwise pursue this matter vigorously, but the outcome of the action cannot be predicted.

IRS

During 2010 and 2009, we, under our former name Sanswire Corp., incurred and reported to the Internal Revenue Service (“IRS”) payroll tax liabilities (and deposited the appropriate withholding amounts) during the normal course of business at each payroll cycle.  We reported payroll tax liabilities for all the tax periods in 2007 and 2008, however, we failed to deposit the appropriate withholding amounts for those periods. We recognized this issue and, accordingly, contacted the IRS to make arrangements to pay any taxes due. One such matter has been resolved with the IRS, and we currently estimate the amount involved in the second matter to be approximately $200,000.  We may be subject to additional penalties and interest from the IRS in connection with these payroll tax matters. We are engaged in discussions and continue to cooperate with the IRS to resolve this matter.

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

We need to raise significant additional capital in order to meet our cash requirements to fully implement our business plan and continue our operations during the next twelve months.  At September 30, 2013, we had $350,290 in cash and negative working capital of $16,446,126 and for the nine months ended September 30, 2013, we had a net loss of $2,403,114.  We expect to use the funds raised, if any, to expand and accelerate our research and development efforts, increase our manufacturing facilities, acquire complimentary technology, companies or personnel, hire additional sales and other personnel, implement additional corporate governance measures, attract independent board members and for other operating activities.  We will, as we deem necessary and prudent, continue to seek to raise additional capital through various financing alternatives, including the private or public sale of equity or debt securities, bank financing or corporate partnering arrangements. We do not have any firm commitments for additional capital from third parties or from our officers, directors or shareholders.  We are currently in litigation with La Jolla Cove Investors and do not expect any future financing under those agreements. Although our officers and directors or their affiliates have in the past provided us with or helped us obtain capital, they are not legally bound to do so.  We may not be able to raise additional capital on terms acceptable to us or at all.  In order to attract new investors and raise additional capital, we may be forced to provide rights and preferences to new investors that are not available to current stockholders and that may be adverse to existing investors.  If we do not receive adequate additional financing on terms satisfactory to us on a timely basis, or at all, we would not be able to meet our cash payment obligations or fully implement our business plan.  We would likely also have to delay, curtail, scale back or terminate some or all of our operations that could hurt our future performance, prematurely sell some or all of our assets on undesirable terms, merge with or be acquired by another company on unsatisfactory terms, or possibly shut down our operations.

We have a history of operating losses that we anticipate will continue for the foreseeable future.

We have a history of losses from operations and we anticipate that for the foreseeable future, we will continue to experience losses from operations.  Those losses have resulted principally from costs incurred from general and administrative costs associated with our business and in research and development efforts.  We had a net loss from operations of $1,789,988 for the nine months ended September 30, 2013 and $3,244,030 during 2012.  Our accumulated deficit at September 30, 2013 was $151,398,466.  We expect to continue to incur net losses from operations for at least the next several quarters as we continue to develop and seek to commercialize our products.

We have incurred substantial indebtedness and may be unable to service our debt.

Our indebtedness at September 30, 2013 was $16,973,748.  A portion of such indebtedness reflects judicial judgments against us that could result in liens being placed on our bank accounts or assets.   We are continuing to review our ability to reduce this debt level due to the age and/or settlement of certain payables but we may not be able to do so.  This level of indebtedness could, among other things:

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

The development of LTA aerostats, UAS and mast-based ISR systems is a costly, complex and time-consuming process, and the investment in product development often involves a long wait until a return, if any, is achieved on such investment.  We continue to make significant investments in research and development relating to our aerostats, airships, mast-based ISR systems and our other businesses.  Investments in new technology and processes are inherently speculative. We have experienced numerous setbacks and delays in our research and development efforts and may encounter further obstacles in the course of the development of additional technologies and products.  We may not be able to overcome these obstacles or may have to expend significant additional funds and time. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, may substantially increase the costs of development, and may negatively affect our results of operations.

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

 For our business to be successful, we need to attract and retain highly qualified technical, management and sales personnel.  As of September 30, 2013, we together with our subsidiaries employed seven employees and, prior to our acquisition of LTAS, we relied heavily on outside partners and contractors. The failure to recruit additional key personnel when needed with specific qualifications and on acceptable terms might impede our ability to continue to develop, commercialize and sell our products.  To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees.  The loss of any members of our management team may also delay or impair achievement of our business objectives and result in business disruptions due to the time needed for their replacements to be recruited and become familiar with our business.  We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

The control deficiencies in our internal control over financial reporting may until remedied cause errors in our financial statements or cause our filings with the SEC to not be timely.

We have identified control deficiencies in our internal control over financial reporting as of the evaluation done by management as of September 30, 2013, including those related to (i) an ineffective global control environment such that control deficiencies in various other components of internal control could lead the auditor to conclude that a significant deficiency or material weakness exists in the control environment, (ii) absent or inadequate segregation of duties within a significant account or process, (iii) inadequate documentation of the components of internal control, and (iv) inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs.  If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the consolidated financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with GAAP for each of the periods presented.  We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud.  We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2013, we issued an aggregate of 90,834,494 shares of Common Stock for the acquisition of LTAS, conversion of debt (including the La Jolla Debenture), investment related activities, legal settlements, director fees, share-based compensation and for services rendered to us from consultants and partners. Of the aggregate shares issued, 28,592,308 shares, or 31.5% were issued to insiders and affiliates, as restricted securities under an exemption provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D, Rule 506, promulgated under the Securities Act of 1933. Common Stock issuances (other than the shares issued to La Jolla pursuant to the Debenture, which were valued as set forth below) were valued at prices based on the closing market prices on the date the Board of Directors authorized the issuances.

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
10.1+
Amended and Restated Employment Agreement dated July 30, 2013 between the Company and Glenn D. Estrella (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2013 and incorporated herein by reference)

10.2+	2013 Equity Incentive Compensation Plan (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2013 and incorporated herein by reference)
10.3
Independent Contractor Agreement dated July 29, 2013 by and among the Company, Lighter Than Air Systems Corp. and US Technik, Inc. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2013 and incorporated herein by reference)

10.4+*	Form Incentive Stock Option Agreement
10.5+*	Form Non-Qualified Stock Option Agreement
10.6+*	Form Restricted Stock Agreement
10.7+*	Form Restricted Stock Unit Award Agreement

31

10.8
Ohio Lighter Than Air UAS Consortium Teaming Agreement dated August 23, 2013 between the Company, The Trident Group Ltd. and EWA TRIAD, LLC (filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on August 29, 2013 and incorporated herein by reference).

10.9
Settlement Agreement dated September 24, 2013 between the Company and Anthony Bocchichio (filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 27, 2013 and incorporated herein by reference).

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

Dated: November 14, 2013

WORLD SURVEILLANCE GROUP INC.

By: /s/ W. Jeffrey Sawyers
Name: W. Jeffrey Sawyers
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

33

Index to Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2013 and incorporated herein by reference)
10.1+
Amended and Restated Employment Agreement dated July 30, 2013 between the Company and Glenn D. Estrella (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2013 and incorporated herein by reference)

10.2+	2013 Equity Incentive Compensation Plan (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2013 and incorporated herein by reference)
10.3
Independent Contractor Agreement dated July 29, 2013 by and among the Company, Lighter Than Air Systems Corp. and US Technik, Inc. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2013 and incorporated herein by reference)

10.4+*	Form Incentive Stock Option Agreement
10.5+*	Form Non-Qualified Stock Option Agreement
10.6+*	Form Restricted Stock Agreement
10.7+*	Form Restricted Stock Unit Award Agreement
10.8
Ohio Lighter Than Air UAS Consortium Teaming Agreement dated August 23, 2013 between the Company, The Trident Group Ltd. and EWA TRIAD, LLC (filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on August 29, 2013 and incorporated herein by reference).

10.9
Settlement Agreement dated September 24, 2013 between the Company and Anthony Bocchichio (filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 27, 2013 and incorporated herein by reference).

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

