Form 10-K
period 2013-12-31
World Surveillance Group Inc.
filed 2014-03-31
CIK 919742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐      No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock on June 30, 2013, the end of the registrant’s most recently completed second fiscal quarter, was approximately $7,626,700.  The number of shares of the registrant’s common stock outstanding as of March 21, 2014 was 706,057,033.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement (which is expected to be filed within 120 days after the registrant’s fiscal year end) relating to the registrant’s Annual Meeting of Stockholders to be held in July 2014 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

PART I

PART II

PART III

Item 10. Directors, Executive Officers and Corporate Governance	25
Item 11. Executive Compensation	25
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25
Item 13. Certain Relationships and Related Transactions, and Director Independence	25
Item 14. Principal Accounting Fees and Services	25

PART IV

Item 15. Exhibits, Financial Statements Schedules	25
Signatures	28
Consolidated Financial Statements	F-1

PART I

Forward-Looking Statements and Risk Factors

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “would,” “might,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, beliefs, plans, projections, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  These forward-looking statements involve known and unknown risks as well as uncertainties, including those discussed herein and in the Notes to Consolidated Financial Statements for the year ended December 31, 2013, which are set forth in Part IV, Item 15(a) of this Annual Report.  The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof.  We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.  You should carefully review Part I, Item 1A “Risk Factors” and other documents we file from time to time with the Securities Exchange Commission.  A number of factors may materially affect our business, financial condition, operating results and prospects.  These factors include, but are not limited to, those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report.  Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results.  You should not rely too heavily on the forward-looking statements contained in this Annual Report on Form 10-K, because these forward-looking statements are relevant only as of the date they were made.

ITEM 1. BUSINESS

General

We design, develop, market, and sell, autonomous lighter-than-air (LTA) aerostats and unmanned aerial systems (UAS) capable of carrying payloads that provide semi-persistent intelligence, surveillance and reconnaissance (ISR), security and/or wireless communications from air to ground solutions at low and mid altitudes.  Our business focuses primarily on the design and development of innovative aerostats and UAS that provide situational awareness and other communications capabilities via the integration of wireless capabilities and customer payloads. Our aerostats and airships when integrated with cameras, electronics systems and other high technology payloads, are designed for use by government-related and commercial entities that require real-time ISR or communications support for military, homeland defense, border control, drug interdiction, natural disaster relief, maritime and environmental missions.   We believe a very large market opportunity exists for aerostats and UAS that can provide situational awareness for mobile missions and/or fly on station for periods of time performing continuous remote sensing and communications relay missions in an affordable manner. Existing solutions such as communications satellites, manned aircraft, or balloons, and heavier-than-air fixed wing unmanned aircraft address some of this emerging demand, but either are imperfect in their capabilities and/or operate at relatively high financial and resource costs.

Through our wholly owned subsidiary Global Telesat Corp. (GTC), we provide mobile voice and data communications services globally via satellite to the U.S. government, defense industry and commercial users. GTC specializes in services related to the Globalstar satellite constellation, including satellite telecommunications voice airtime, tracking devices and services, and ground station construction.  GTC has an e-commerce mobile satellite solutions portal and is an authorized reseller of satellite telecommunications equipment and services offered by other leading satellite network providers such as Inmarsat, Iridium, Globalstar and Thuraya. GTC has a subscription based online tracking portal called GTCTrack, designed to attract new satellite and GSM tracking customers by offering an easy-to-use interface and compatibility with a wide range of devices. GTC’s equipment is installed in various ground stations across Africa, Asia, Australia, Europe and South America.

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

On March 28, 2013 we completed our acquisition of privately-held Lighter Than Air Systems Corp. We acquired 100% of the issued and outstanding securities of LTAS, making LTAS a wholly owned subsidiary of the Company.  LTAS provides critical aerial and land-based surveillance and communications solutions to governments and commercial customers.

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

Business of LTAS

LTAS is focused on the development of a series of tethered aerostats we call the Blimp in a Box™ (BiB) system as well as certain other products. The BIB system is a LTA, compact aerostat platform either self-contained on a trailer that can be towed by an MATV or MRAP or other standard vehicle, or it can operate from the bed of a pickup truck. It is designed to provide semi-persistent, mobile, real-time day/night high definition footage for intelligence, surveillance and reconnaissance (ISR), detection of improvised explosive devices (IEDs), border security and other governmental and civilian uses. The BiB can also be utilized for disaster response missions, by supporting two-way and cellular communications, and act as a repeater or provide wireless networking.

The BiB aerostat system was designed and developed in response to interest from government agencies for a custom-designed compact, tactical, mobile tethered aerostat solution. The BiB 250 system has a tethered envelope filled with helium gas, a stabilized payload, portable ground control station and a datalink between the ground station and the envelope. Hovering at up to 2,000 ft. above the ground, the BiB 250 provides superior surveillance capabilities yet with relatively low acquisition and maintenance costs as it requires an operational crew of just two personnel, relatively simple maintenance procedures and a quick retrieval and helium top-off for re-inflation.

LTAS systems were used to support a sole source contract from the United States Department of Defense (DoD) received by GTC for a set of BiB aerostat systems. The contract award included on-location support for technical fact gathering, installation and training for the BiB systems. The BiB systems were delivered to Fort Polk, LA in April and May 2013 and testing of the aerostat system and also multiple training sessions for soldiers on the base in preparation for future military exercises was performed at that time. Formal DoD acceptance of the BiB systems was issued following completion of the testing, training and an inventory accounting.

In other contracts:
•
LTAS has provided seven critical aerostat launcher electric main winches and spare components to support the Small Tactical Multi-Payload Aerostat System (STMPAS) for the U.S. Army Rapid Equipping Force (REF). The LTAS custom designed, engineered and manufactured winch systems were requested by Georgia Tech Research Institute working with the REF in support of STMPAS. STMPAS, although larger than the BiB, is a tactical aerostat system designed to provide ISR capability for small tactical units in Afghanistan and other locations.

•
LTAS also provided the initial trailer-mounted aerostat launcher systems and six aerostats to BAE Systems to support the U.S. Army Space and Missile Defense Command (SMDC). The LTAS self contained, compact, trailer-mounted aerostat launcher system and aerostats have been delivered and are undergoing testing and evaluation for various mission profiles to support and enhance critical communications for the Army.

•
Five custom aerostat systems and subcomponents were provided by LTAS to support the REF. The aerostat systems and related components were delivered directly into active overseas operations to support U.S. military troops. The LTAS aerostat systems requested by the REF were custom-designed and engineered, and were manufactured to provide capabilities for specific mission requirements. The systems include aerostats, winches, tank racks and related support equipment.

•
LTAS has received an order for a BiB 100 aerostat system for use by a State Department of Transportation. Subsequent to the initial BiB 100 aerostat system order, the customer purchased additional surveillance related equipment which along with the BiB 100 are scheduled to be delivered to the customer during the second quarter of 2014, after which onsite training and test operations will commence.  Unlike a drone or other unmanned aerial vehicle, the highly mobile BiB 100 aerostat system utilizes a high strength, power tether line to remain connected to an integrated trailer where secure communications are transmitted. The system is designed to provide incident awareness and assessment ("IAA") and can be used to monitor illegal activity, identify and monitor traffic patterns, or provide disaster response in a secure manner without the risk of being intercepted or jammed.

LTAS aerostat systems successfully participated in the U.S. Army's Network Integration Experiment (NIE) 14.1 at the U.S. Army White Sands Missile Range in New Mexico during October and November 2013. The two complete, turn-key trailer-mounted aerostat launcher systems previously delivered to SMDC and known as Winch Aerostat Small Platforms (WASP) enable persistent, on-demand, beyond-line-of-sight communications in support of ground forces maneuvers. The NIE is a series of semi-annual, soldier-led evaluations designed to further integrate, mature and rapidly progress the Army's tactical communications network. NIE serves as a principal driver of change in the Army -- such in-field evaluation and integration events drive requirements, field recommendations and procurement.

Systems provided by LTAS to the SMDC/Army Forces Strategic Command will participate in the U.S. Army's NIE 14.2 taking place at Fort Bliss, TX and White Sands Missile Range, NM during April and May 2014. The two WASPs will be returning to NIE 14.2 as a “Baseline System” following their successful mission at NIE 14.1 where they were a “System Under Evaluation,” the difference being that now the WASP system will be used to test other new systems. The WASP is a mobile, tactical-sized aerostat capable of carrying a variety of payloads in support of military operations helping troops in the field have a tactical edge while communicating over greater distances. The WASP leverages aerostat technology to elevate network payloads to an advantaged height to enable persistent network connectivity while reducing risk to units conducting missions. The NIE 14.2 exercises are intended to evaluate joint force network capabilities; improve unified land operations with communications nodes based on aircraft and unmanned aerial vehicles (UAVs); integrate networking technologies into the armored brigade combat team; develop ways to deliver, collect and process integrated, multi-source intelligence to front-line warfighters; and make field command posts more mobile and efficient. The NIE 14.2 exercises also will involve beyond-line-of-sight communications; expeditionary signal brigade tropospheric scatter communications; network intrusion prevention; cellular communications; electromagnetic spectrum operation; condition based maintenance; and operational energy solutions.

LTAS also focuses on a product range of telescoping masts as a cost-effective means for elevating a camera, radar or antenna array. LTAS model masts are available for heights from 20 feet to over 100 feet (10 stories) and head-load ratings from 15 pounds to 120 pounds. LTAS mast packages and systems are engineered for specific applications that support mobile border patrol, perimeter security, crowd management, emergency incident response, situational awareness, pipeline security, communications relay, repeater and primary antenna array, check points, and port security.

The LTAS tethered powered aircraft are currently under development and can be integrated with any of our aerostat systems as well as our mast systems. The concept of the rotary wing (copter) systems is built on the strength of our years of developing tethered solutions for our aerostat products and combining that with the advantages of single and multi-rotor copters. The end result is a robust capability designed to be used in almost all weather environments and controlled with the push of a button. The LTAS tethered copters are being designed to take off, hover and land via remote control while being connected by a unique tether technology where all data, controls and endurance are built into the tether. The same components and systems that our military customers rely on in our launcher systems are being incorporated into the self contained LTAS copter system in order to produce a unique heavier-than-air, tethered product offering.

Business of GTC

GTC has an e-commerce website offering a range of portable satellite voice, data and tracking solutions, known as Mobile Satellite Services (MSS). GTC's MSS products include handheld satellite phones, personal and asset tracking devices, and portable high speed broadband terminals, all of which work virtually anywhere in the world. Aside from GTC’s Globalstar related services, GTC is also an authorized reseller of satellite telecommunications services offered by other leading networks such as Iridium, Inmarsat, Globalstar and Thuraya. While GTC has in the past concentrated on sales of such services to government buyers, GTC's solutions are ideally suited for industries such as maritime, aviation, government/military, emergency/humanitarian services, mining, forestry, oil and gas, heavy equipment, transportation and utilities as well as recreational users. GTC’s website is meant to appeal to a global, technologically advanced customer base. It delivers a rich, user-friendly interface so that customers can research solutions suitable for their individual requirements and instantly purchase online any of the products or services supplied by GTC and/or its network providers.  Through these networks, GTC's website offers voice, data and tracking MSS solutions with 100% global coverage.

In the fourth quarter of 2013, GTC made a selection of its portable satellite voice, data and tracking solutions easier to find and buy online by opening an Amazon storefront, with many products offered by GTC being fulfilled by Amazon from their various warehouses in the US. Tens of millions of people come to Amazon to buy the products they’re looking for, making Amazon one of the most successful internet retailers for buying and selling online. A wide range of satellite communications products are available to buy on Amazon and GTC is able to offer competitive pricing on all products offered on the site. This has led to a rapid increase in GTC’s online sales, with more than 100 sales made through Amazon in the six weeks that GTC’s store was open in 2013. GTC intends to continue adding further products to its Amazon store and will send further inventory to Amazon to enable them to fulfill customer orders directly.

GTC has a subscription based online tracking portal called GTCTrack, designed to attract new satellite and GSM tracking customers by offering an easy-to-use interface and compatibility with a wide range of devices. Using a web based Google Earth interface, GTCTrack displays real-time worldwide asset location reports including position, speed, altitude and heading and also provides past location and movement history reports on a wide range of popular GSM and satellite tracking devices from more than 20 different manufacturers including all current tracking devices in the Globalstar range. GTCTrack has proved to be very popular with customers and has helped GTC to secure business that otherwise might not have been secured. Customer feedback has been very positive as users have found GTCTrack easy to use and cost effective for single users. It is also ideal for customers looking to track a variety of assets from different manufacturers under one login.

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

Under the terms of previous contracts with Globalstar, GTC currently has the rights to use up to 2,430 simplex or one-way transmission tracking accounts without charge for at least another 11 years and has a contract with Globalstar that allows for an additional 10,000 unlimited usage accounts to be available to GTC (1,000 of which GTC is required to transfer to a former affiliated company) over a 25 year period upon completion of a certain satellite tracking ground station. If that particular ground station is not constructed for any reason, GTC would anticipate either transferring such agreement to a newly built ground station or negotiating similar agreements with Globalstar in connection with any additionally constructed ground stations. GTC can use each simplex or one-way transmission account to transmit an unlimited number of locational or status messages from tracking devices used anywhere within the Globalstar simplex coverage area. Under the terms of contracts between GTC and Globalstar, GTC will pay no activation fee, monthly fee or per message fee to Globalstar for each account used during the term of the contracts. This simplex service addresses the existing and ever growing market demand for a small and cost effective solution for receiving and processing data from remote locations and is used in applications such as tracking vehicles or asset shipments, monitoring unattended remote assets or mobile security. This is a rapidly growing market and GTC believes it is well positioned to take advantage of this growth. In the past, GTC has dealt specifically with US government customers but is now also focused on expanding this customer base and making maximum use of the free accounts to generate increased revenue.

Business of WSGI

On August 27, 2013, we signed a teaming agreement with three other companies to establish a consortium to further develop, test and commercialize our other LTA UAS product, the Argus One. As part of the agreement, the Argus One development program was relocated to Ohio from its prior location in Easton, Maryland.  In addition to World Surveillance Group, the initial partners in the consortium are: The Trident Group, Ltd., based in Dublin, Ohio (Trident), EWA Government Systems, Inc., based in Herndon, VA and with an office in Dayton, Ohio (EWA GSI) and Advanced Virtual Engine Test Cell, Inc., based in Springfield, Ohio (Avetec). We expect additional partners to join the consortium in the future.

After transfer to the Ohio LTA UAS Consortium, the Argus One was immediately dispatched to the Electronic Warfare Associates Engineering Facility in Fairmont, West Virginia.  There it underwent static testing, inspection and design assessment.    When this was completed, the propulsion and avionics pod of the Argus One was separated from the envelope assembly for installation at the Center for UAV Exploitation (CUE) in Dayton, Ohio that is co-located with the United States Air Force (USAF) Rapid Prototyping Center.   The CUE is a supporting partner of the Consortium and this is presently the only commercial product under testing and development within the facility.  Beside avionics and flight control testing, the pod will also be evaluated there for the possible installation of a hybrid propulsion system similar to types presently under development by the USAF.

The envelope assembly of the Argus One will be housed with the Unmanned Systems Innovation Center (USIC) at Springfield Beckley Airport near Dayton, Ohio.  Two Argus One demos are planned at the USIC this year in conjunction with the Ohio/Indiana UAS Center and Test Complex.  One demo will highlight the new ducted fan/vectored thrust propulsion system presently under development and the other will be for congressional staff.  We anticipate Certificates of Authorization will be secured for these events through the Ohio/Indiana UAS Center and Test Complex, allowing for untethered operation.

The Argus One, named after the Greek god Argus who was the all seeing god with one hundred eyes, is intended to be a customer’s “eyes in the sky” even in remote locations and is being designed to meet certain requirements for more persistent ISR applications for U.S. military and other governmental agencies.  Argus One is designed to fly over areas of interest for extended durations carrying various payloads intended to allow for ISR, communications and other applications.   The Argus One is being designed to have significant competitive advantages over the existing manned aircraft, heavier-than-air fixed wing UAS, tethered aerostats and balloons, or low orbit satellite alternatives.  The Argus One has a flexible, non-rigid envelope which allows for easy storage and transport to remote locations. There is no need for large hangars or airport infrastructure, as the Argus One is designed to be assembled and tactically launched in hours from virtually anywhere, including remote, mountainous territory.   Combined with the fact that the Argus One has significantly lower acquisition, maintenance and operation costs as a result of the above characteristics when compared especially to manned airships and fixed-wing UAS, we believe the Argus One will provide government and commercial customers a significantly different alternative for their UAS needs.

Market

We believe a large and increasing market exists for aerostats like the BiB, which is smaller and more mobile than many of the large tethered aerostats on the market currently and which is specifically designed for quick deployment, maneuverability and superior weather handling. The BiB in its deflated, crated form can be transported in standard sized military or commercial vehicles and can be quickly inflated and launched to the mission applicable altitude by two operators within minutes where it can either remain stationary or be towed for mobile operations. The BiB system can be outfitted with various payloads depending on the application or mission. Finally the BiB can be deflated by the same small crew within minutes and either left inflated for near-term redeployment without the need for any further helium or repackaged in its crate for longer-term redeployment. We believe the capabilities of the BiB system including its relatively low cost, its ability to be prepackaged and integrated into a standard vehicle for easy transport to remote locations, the ability to deploy the system within minutes by a small crew without large infrastructure or resources, its ability to hover providing a semi-persistent security capability or its mobile capabilities providing situational awareness to on-the-move forces, and its extremely durable body that is able to handle adverse weather more effectively make it advantageous for use in a wide variety of military, quasi-military and civilian applications.

The market for our LTA aerostats and UAS has grown significantly over the last several years, especially following the number of terrorist attacks here and abroad, due to the demands associated with the current global threat environment.  Aerostats and UAS proved very valuable in the Iraq and Afghanistan wars and thus are expected to be an increasing military priority in the coming years as they are able to provide lower cost and safer ISR and communications. The military has transformed into a smaller, more agile fighting force in need of a network of technologies to provide improved observation, communication and precision targeting of combat troop locations, which are often embedded in dense population centers or dispersed in remote locations.  Our products are intended to provide critical observation and communications capabilities serving the increased demand for ISR and communications, including real-time tactical reconnaissance, tracking, combat assessment and geographic data, while reducing the risks to our troops in theatre.  The ability to observe adversaries on a continuous basis in all manner of locations with high-resolution cameras, sensors and other electronic equipment and enhance communication among our troops remain critical needs for our military.

The market for LTA tethered aerostats and UAS appears to have shifted especially in the recent years as the troops began to withdraw from the Middle East and numerous heavily government-funded large LTA UAS projects have failed or been cancelled. Notable examples of this are the LEMV by Northrop Grumman, the Blue Devil 2 by Mav6, the ISIS by Raytheon, and the HALE-D by Lockheed Martin. The market shift has been to smaller more tactical aerostats and UAS that proved more useful in the rugged terrain environments in Iraq, Afghanistan, and other countries where terrorist groups were active. The scheduled withdrawal of most troops from Afghanistan by 2014 has reportedly led to an intensification of smaller aerostat and UAS use to protect remaining forces. The U.S. Department of Defense (DoD) doubled the number of aerostats in Afghanistan for ISR in fiscal 2011 and 2012, although many of these were much larger and more expensive than our BiB and required more infrastructure and resources to use. The desire for smaller, tactical LTA platforms has grown as the military’s demand for persistent and semi-persistent, mobile ISR and communications has increased dramatically. Finally, in a highly constrained fiscal environment, the typically lower acquisition and use/maintenance costs of LTA aerostats and smaller UAS make them more appealing when compared to their heavier than air manned or larger LTA unmanned system alternatives.

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

The markets for our BiB aerostat systems and Argus One airships on a stand-alone basis and/or combined with other payloads relates to the following applications, among others:

Government:
•	International, Federal, state and local governments as well as US and foreign government agencies, including DoD, DEA, Homeland Security, Customs, EPA, Transportation
–    Military
–    Intelligence, reconnaissance and surveillance
–    Border security monitoring
–    Drug enforcement
–   High value asset tracking
–   Monitoring environmental pollution and sampling air emissions
–   Traffic monitoring

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

LTAS’ mast business is focused on producing unique mast-based surveillance systems that offer increased capability at a low industry cost.  Our potential markets for our mast products include mobile border patrol, perimeter security, crowd management, emergency incident response situational awareness, communications relay, repeater and primary antenna array, check points, and port security.  We currently have various customers utilizing our mast products in both the Government and commercial markets.

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

There is an existing and we believe significantly growing, multi-billion dollar global market for a small and cost effective solution for receiving and processing data from remote locations used in applications such as tracking vehicles or asset shipments, monitoring unattended remote assets or mobile security. GTC’s solutions are ideally suited for industries such as maritime, aviation, government/military, emergency/humanitarian services, mining, forestry, oil and gas, heavy equipment, transportation and utilities, as well as recreational users. This is a rapidly growing market and GTC believes it is well positioned to take advantage of this growth, especially with its e-commerce website and Amazon storefront through which GTC offers a range of portable satellite voice, data and tracking solutions that provide communications services to areas of the world where other methods of communication do not exist or are currently limited, including remote land and ocean areas, the polar regions, and areas where an existing telecommunications infrastructure has been negatively affected by political conflicts, natural disasters, or other such events. GTC also has a subscription based online tracking portal called GTCTrack, designed to attract new satellite and GSM tracking customers by offering an easy-to-use interface and compatibility with a wide range of devices. Using a web based Google Earth interface, GTCTrack displays real-time worldwide asset location reports including position, speed, altitude and heading and also provides past location and movement history reports on a wide range of popular GSM and satellite tracking devices from more than 20 different manufacturers including all current tracking devices in the Globalstar range. Under the terms of previous contracts with Globalstar, GTC currently has the rights to use simplex or one-way transmission accounts to transmit an unlimited number of locational or status messages from tracking devices used anywhere within the Globalstar simplex coverage area. Under the terms of contracts between GTC and Globalstar, GTC will pay no activation fee, monthly fee or per message fee to Globalstar for each account used during the term of the contracts, allowing GTC’s pricing to be very competitive. In the past, GTC has dealt specifically with U.S. government customers but is now also very focused on expanding its customer base and making maximum use of these free accounts to generate increased revenue.

Competition

We believe that the principal competitive factors in the markets for our LTA BiB aerostat systems and airships include product performance, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, integration with existing equipment, size, mobility, quality, reliability, customer support, brand and reputation.

We believe the current market competitors to our BiB aerostat system include a large number of not only small “mom and pop” tethered aerostat and balloon companies but large defense contractors, among them: TCOM, Raytheon, Lockheed Martin, ISL, Compass Systems, Raven Aerostar and American Blimp Corporation.  We believe there are numerous competitors for LTAS mast systems including Netvision and Wanco.

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

Many of our competitors have received considerable funding from government or government-related sources to develop and build LTA aerostats or UAS.  Most of these organizations and many of our other competitors have greater financial, technical, manufacturing, marketing and sales resources and capabilities than we do. We anticipate increasing competition as a result of defense industry consolidation, which has enabled companies to enhance their competitive position and ability to compete against us.  In addition, other companies may introduce competing aerostats, airships or solutions based on alternative technologies that may adversely affect our competitive position.  As a result, our products may become less or non-competitive or obsolete.

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

Technology, Research and Development

In addition to the in-house capabilities of our subsidiaries, we develop technology utilizing relationships with partners who specialize in the design and development of technology related to our products. We have entered into several relationships with technical partners that we intend to continue to develop and expand so as to further develop and commercialize our products. The development, commercialization and construction of our BiB aerostat system, masts and copter program is done by our subsidiary LTAS, while the development of our Argus airship is done through the Ohio LTA UAS Consortium we entered into in August 2013. While we believe our relationships with our technical partners to be strong, there is no assurance that they will always remain so. If these relationships were to break down or terminate or if we were to lose the services of any of our technical partners, it could cause a delay in our ability to continue to develop, manufacture and sell one or more of our products, postpone or reduce our revenue from such product, and/or increase the costs related to development and commercialization of such product.

Our research and development efforts are largely focused on our BiB aerostat systems and other LTAS products.  We have developed a “non-military spec” BiB system for use in more commercial or governmental applications not requiring the level of durability and ruggedness of the current militarized model and continue to work on different models with different payloads for various applications.

The LTAS tethered powered aircraft are currently under development and can be integrated with any of our aerostat systems as well as our mast systems. The concept of the rotary wing (copter) systems is built on the strength of our years of developing tethered solutions for our aerostat products and combining that with the advantages of single and multi-rotor copters. The end result is a robust capability designed to be used in almost all weather environments and controlled with the push of a button. The LTAS tethered copters are being designed to take off, hover and land via remote control while being connected by a unique tether technology where all data, controls and endurance are built into the tether. The same components and systems that our military customers rely on in our launcher systems are being incorporated into the self contained LTAS copter system in order to produce a unique heavier-than-air, tethered product offering.

On August 27, 2013, we signed a teaming agreement with three other companies to establish a consortium to further develop, test and commercialize our other LTA UAS product, the Argus One. As part of the agreement, the Argus One development program was relocated to Ohio from its prior location in Easton, Maryland.  In addition to World Surveillance Group, the initial partners in the consortium are: The Trident Group, Ltd., based in Dublin, Ohio (Trident), EWA Government Systems, Inc., based in Herndon, VA and with an office in Dayton, Ohio (EWA GSI) and Advanced Virtual Engine Test Cell, Inc., based in Springfield, Ohio (Avetec). We expect additional partners to join the consortium in the future.

After transfer to the Ohio LTA UAS Consortium, the Argus One was immediately dispatched to the Electronic Warfare Associates Engineering Facility in Fairmont, West Virginia.  There it underwent static testing, inspection and design assessment.    When this was completed, the propulsion and avionics pod of the Argus One was separated from the envelope assembly for installation at the Center for UAV Exploitation (CUE) in Dayton, Ohio that is co-located with the United States Air Force(USAF) Rapid Prototyping Center.   The CUE is a supporting partner of the Consortium and this is presently the only commercial product under testing and development within the facility.  Beside avionics and flight control testing, the pod will also be evaluated there for the possible installation of a hybrid propulsion system similar to types presently under development by the USAF.

The envelope assembly of the Argus One will be housed with the Unmanned Systems Innovation Center (USIC) at Springfield Beckley Airport near Dayton, Ohio.  Two Argus One demos are planned at the USIC this year in conjunction with the Ohio/Indiana UAS Center and Test Complex.  One demo will highlight the new ducted fan/vectored thrust propulsion system presently under development and the other will be for congressional staff.  We anticipate Certificates of Authorization will be secured for these events through the Ohio/Indiana UAS Center and Test Complex, allowing for untethered operation.

Partners

We and our subsidiaries have entered into a number of relationships with various marketing and technical partners who have expertise in the marketing and sale of, and the design and development of technology related to, our products that we intend to continue to develop, expand and strengthen in the coming year so as to further develop and commercialize our products. We also have several agreements with partners to assist us with the marketing and sales of our various products, as we currently have limited in-house sales capabilities. GTC and LTAS have several distributors both here and abroad for their products as well.

On August 27, 2013, we signed a teaming agreement with three other companies to establish a consortium to further develop, test and commercialize our Argus One lighter-than-air unmanned aerial system. As part of the agreement, the Argus One development program was relocated to Ohio from its prior location in Easton, Maryland.  In addition to World Surveillance Group, the initial partners in the consortium are: The Trident Group, Ltd., based in Dublin, Ohio (Trident), EWA Government Systems, Inc., based in Herndon, VA and with an office in Dayton, Ohio (EWA GSI) and Advanced Virtual Engine Test Cell, Inc., based in Springfield, Ohio (Avetec). We expect additional partners to join the consortium in the future.

GTC has a broad, longstanding relationship with Globalstar. GTC specializes in services offered through the Globalstar satellite network and is also a reseller of Globalstar’s satellite mobile and data communications services globally via satellite.  Finally, GTC has various contracts with Globalstar, the terms of which provide GTC the right to use up to 2,430 simplex or one-way transmission tracking accounts which can be used without charge for at least another 11 years and has a contract with Globalstar that allows for an additional 10,000 unlimited usage accounts to be available to GTC (1,000 of which GTC is required to transfer to a former affiliated company) over a 25 year period upon completion of a certain satellite tracking ground station. If that particular ground station is not constructed for any reason, GTC would anticipate either transferring such agreement to a newly built ground station or negotiating similar agreements with Globalstar in connection with any additionally constructed ground stations. GTC can use each simplex or one-way transmission account to transmit an unlimited number of locational or status messages from tracking devices used anywhere within the Globalstar simplex coverage area. Under the terms of contracts between GTC and Globalstar, GTC will pay no activation fee, monthly fee or per message fee to Globalstar for each account used during the term of the contracts. GTC’s  free accounts can be sold to customers requiring simplex service through the Globalstar network. In the past, GTC has dealt specifically with U.S. government customers but intends to attempt to expand this customer base and make maximum use of these free accounts to generate increased revenue.  The contracts with Globalstar also allow GTC to construct an additional five satellite ground stations anywhere in the world.

Intellectual Property

Our success and ability to compete depends in part on our ability to develop and maintain our intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. On February 17, 2011, we filed a provisional patent in the U.S. relating to our Argus One UAS for an unmanned autonomous airship with automated control for individual modules for improved flight stability and aerodynamic body control. In February 2012 we filed both a U.S. utility patent application and a patent application under the Patent Cooperation Treaty for an airship design and method of controlling the airship based on our Argus One UAS.  In May 2012 we filed a provisional patent, and in May 2013 we filed a U.S. utility patent application, for a self-powered releasable aerostat and for a method for releasing and controlling the aerostat.  As our development of our aerostats and the Argus One airship continues, we expect to expand and strengthen our portfolio of intellectual property by relying on patents, trade secrets, copyrights, trademarks, non-disclosure agreements and other contractual provisions. We have also applied for trademark registration on the name Blimp in a Box.  In certain cases, when appropriate, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection in order to preserve confidentiality.  All of our employees are subject to non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights.

Dependence on a Few Customers and Regulatory Matters

We believe that our aerostat and airship products will at least initially be sold to a limited number of U.S. government and government-related customers. Other than products sold through its e-commerce website and Amazon storefront, the majority of GTC’s products and services have been sold to U.S. government and government-related entities. Although GTC is now focusing on the broader commercial market for its satellite devices, tracking and monitoring services, customers for ground station construction will largely remain government and government-related entities unless a commercial entity needs communications access to a strategic particular area not covered by today’s network constellations and funds such a satellite ground station or GTC partners with such a commercial entity in the construction of a ground station.

We anticipate that the majority of LTAS’ revenue at least in the foreseeable future will come from U.S. government and government-related entities, including both the Department of Defense and other departments and agencies.  Government programs that we may seek to participate in must compete with other programs for consideration during Congress’ budget and appropriations hearings, and may be affected by changes not only in political power and appointments but also general economic conditions and other factors beyond our control.  Reductions, extensions or terminations in a program that we are seeking to participate in or overall defense spending could adversely affect our ability to generate revenues and realize any profits.  We cannot predict whether potential changes in security, defense and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact our ability to generate revenues.

We have not yet attempted to register as a contractor with the U.S. Government (although our subsidiaries GTC and LTAS have done so and have done business with various departments of the Government) and if we apply and fail to so qualify, our ability to generate revenues could be affected. As the parent company of GTC and LTAS, we are not, however, required to be qualified as a government contractor for GTC and LTAS to qualify for new contracts.  If we do so qualify to do business with the U.S. government, we will be required to comply with and will be affected by laws and regulations relating to the award, administration and performance of U.S. contracts, as are GTC and LTAS.  Government contract laws and regulations affect how we will do business with our customers, and in some instances, will impose added costs on our business.  A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of any then existing contracts or the inability to bid on future contracts.

Some of our products are subject to regulation by the FAA, which currently does not allow any untethered flights by UAS in commercial airspace in the U.S. without prior FAA clearance certifications or an FAA Certificate of Waiver or Authorization (COA) that are difficult and time-consuming to obtain. Federal, state and local government entities must obtain an FAA COA before flying unmanned aerial systems (UAS) in the Nation Air Space (NAS). In November 2013, the FAA released its first annual Roadmap outlining efforts needed to safely integrate UAS into the nation’s airspace system. The Roadmap addresses current and future policies, regulations, technologies and procedures that will be required as demand moves the country from today’s limited accommodation of UAS operations to the extensive future integration of UAS into the NextGen aviation system. In Feb 2014, after a rigorous 10-month selection process involving 25 proposals from 24 states, the Federal Aviation Administration has chosen six unmanned aircraft systems (UAS) research and test site operators across the country. In selecting the six test site operators, the FAA considered geography, climate, location of ground infrastructure, research needs, airspace use, safety, aviation experience and risk. In totality, these six test applications achieve cross-country geographic and climatic diversity and help the FAA meet its UAS research needs. While we do not currently know the rules that will ultimately be issued by the FAA, or the cost of complying with them, we intend to closely follow all progress made by the FAA. We believe our reliance on the U.S. government and government-related entities as our primary customers may change once the FAA determines the rules and regulations required for the safe flight and operation of UAS in our national airspace, since we will then be able to sell our untethered UAS products to a much broader commercial market where the demand is increasing rapidly.

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

Sources and Availability of Components

Certain materials and equipment for our products are custom made for those products and are dependent upon either a single or limited number of suppliers. Failure of a supplier could cause delays in delivery of the products if another supplier cannot promptly be found or if the quality of such replacement supplier’s components are inferior or unacceptable.

Employees

As of March 21, 2014, we had 7 full-time employees, including our executive officers. LTAS and GTC hire contract employees on an as needed basis, and have not historically had any problems finding qualified personnel.  We do not believe that we will have difficulty in hiring and retaining qualified individuals for our general operations. We believe that our relations with our employees are good.  None of our employees are represented by a collective bargaining agreement, nor do we have collective bargaining arrangements with any of our employees.

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

We need to raise significant additional capital in order to meet our cash requirements to fully implement our business plan and continue our operations during the next twelve months.  At December 31, 2013, we had $118,732 in cash and negative working capital of $16,598,286             and for the year ended December 31, 2013, we had a net loss of $3,417,205.  We expect to use the funds raised, if any, to expand and accelerate our sales capabilities and research and development efforts, increase our manufacturing facilities, acquire complimentary technology, companies or personnel, hire additional personnel, implement additional corporate governance measures, attract independent board members and for other operating activities.  We will, as we deem necessary and prudent, continue to seek to raise additional capital through various financing alternatives, including the private or public sale of equity or debt securities, bank financing or corporate partnering arrangements. We do not have any firm commitments for additional capital from third parties or from our officers, directors or shareholders.  We are currently in litigation with La Jolla Cove Investors and do not expect any future financing under those agreements. Although our officers and directors or their affiliates have in the past provided us with or helped us obtain capital, they are not legally bound to do so.  We may not be able to raise additional capital on terms acceptable to us or at all.   In order to attract new investors and raise additional capital, we may be forced to provide rights and preferences to new investors that are not available to current stockholders and that may be adverse to existing investors.  If we do not receive adequate additional financing on terms satisfactory to us on a timely basis, or at all, we would not be able to meet our cash payment obligations or fully implement our business plan.  We would likely also have to delay, curtail, scale back or terminate some or all of our operations that could hurt our future performance, prematurely sell some or all of our assets on undesirable terms, merge with or be acquired by another company on unsatisfactory terms, or possibly shut down our operations.

We have a history of operating losses that we anticipate will continue for the foreseeable future.

We have a history of losses from operations and we anticipate that for the foreseeable future, we will continue to experience losses from operations.  Those losses have resulted principally from costs incurred from general and administrative costs associated with our business and in research and development efforts.  We had a net loss from operations of $2,733,084 the year ended December 31, 2013 and $4,541,587 during 2012.  Our accumulated deficit at December 31, 2013 was $152,412,557.  We expect to continue to incur net losses from operations for at least the next several quarters as we continue to develop and seek to commercialize our products.

We have incurred substantial indebtedness and may be unable to service our debt.

Our indebtedness at December 31, 2013 was $16,958,374.  A portion of such indebtedness reflects judicial judgments against us that could result in liens being placed on our bank accounts or assets.   We are continuing to review our ability to reduce this debt level due to the age and/or settlement of certain payables but we may not be able to do so.  This level of indebtedness could, among other things:

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

The report of our independent auditors contained in our consolidated financial statements for the years ended December 31, 2013 and 2012 explains that we have incurred substantial operating losses and raises substantial doubt about our ability to continue as a going concern. Analysts and investors view reports of independent auditors questioning a company’s ability to continue as a going concern unfavorably. This report may make it difficult for us to raise additional debt or equity financing necessary to continue our business operations and the development of our airships. Potential investors should review this report before making a decision to invest in the Company.

Product development is a long, expensive and uncertain process.

The development of LTA aerostats, UAS and mast-based ISR systems is a costly, complex and time-consuming process, and the investment in product development often involves a long wait until a return, if any, is achieved on such investment.  We continue to make significant investments in research and development relating to our aerostats, airships, mast-based ISR systems, tethered powered aircraft and our other businesses.  Investments in new technology and processes are inherently speculative. We also now rely on the UAS Ohio Consortium for the development of our Argus One airship. We have experienced numerous setbacks and delays in our research and development efforts and may encounter further obstacles in the course of the development of additional technologies and products.  We may not be able to overcome these obstacles or may have to expend significant additional funds and time. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, may substantially increase the costs of development, and may negatively affect our results of operations.

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

Although we have sold our BiB aerostat systems and various other aerostat and mast-based ISR systems and components, we have not yet sold any of our Argus One airships in the commercial marketplace.  Our success in the market for the products we develop will depend largely on our ability to prove our products’ capabilities.  Upon demonstration, our aerostats, airships and mast-based ISR systems may not have the capabilities they were designed to have or that we believed they would have.  Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with a larger, more established, more proven company than us. Moreover, competing products may prevent us from gaining wide market acceptance of our products.  Significant revenue from new product investments may not be achieved for a number of years, if at all.

Our potential customers are likely to be government or government-related entities that are subject to appropriations by Congress and reduced funding for defense procurement and research and development programs would likely adversely impact our ability to generate revenues.

We anticipate that the majority of our revenue (for our aerostats, airships and GTC products other than various mast-based ISR systems and GTC website and Amazon storefront sales) at least in the foreseeable future will come from U.S. government and government-related entities, including both the Department of Defense and other departments and agencies.  Government programs that we may seek to participate in and contracts for aerostats, LTA UAS or the construction of satellite ground stations must compete with other programs for consideration during Congress’ budget and appropriations hearings, and may be affected by changes not only in political power and appointments but also general economic conditions and other factors beyond our control.  Reductions, extensions or terminations in a program that we are seeking to participate in or overall defense or other spending could adversely affect our ability to generate revenues and realize any profits.  We cannot predict whether potential changes in security, defense, communications and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact our ability to generate revenues.

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

We are defendants in a number of litigation matters and are subject to various other claims and demands many related to the operation of the Company’s business by prior management.   These matters are likely to divert financial and management resources that would otherwise be used to benefit our operations.  We intend to aggressively defend ourselves in these proceedings but no assurances can be given that the results of these matters will be favorable to us. An adverse resolution or outcome of any of these lawsuits, claims or demands that cannot be predicted with certainty or potential settlements of such matters could adversely affect our business and financial condition, or could result in us having to issue freely tradable shares which could hurt our share price.  Any claims and litigation, even if fully reserved or insured for, could negatively impact our reputation among our customers and the public and make it more difficult for us to raise capital, secure contracts or to compete effectively.

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

Our intellectual property and proprietary rights are important to our ability to remain competitive and for the success of our products and our business. Patent protection can be limited and not all intellectual property is or can be patented. We rely on a combination of patent, trademark, copyright, and trade secret laws as well as confidentiality agreements and procedures, non-compete agreements and other contractual provisions to protect our intellectual property, other proprietary rights and our brand.  We have little protection when we must rely on trade secrets and nondisclosure agreements.  We filed a provisional patent application on our Argus One airship in February 2011.  In February 2012 we filed both a U.S. utility patent application and a patent application under the Patent Cooperation Treaty for an airship design and method of controlling the airship based on our Argus One UAS. In May 2012 we filed a provisional patent, and in May 2013 we filed a U.S. utility patent application, for a self-powered releasable aerostat and for a method for releasing and controlling the aerostat.  There is no assurance that a patent will issue from such applications. We intend to continue to expand the patent protection for our aerostats, airships and other products as we deem appropriate, but there can be no assurance that we will be able to secure any such patent protection.  Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors. Furthermore, our competitors may independently develop technologies and products that are substantially equivalent or superior to our technologies and/or products, which could result in decreased revenues.  Moreover, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights which could result in substantial costs to us and substantial diversion of management attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products.  Our inability to adequately protect our intellectual property rights could adversely affect our business and financial condition, and the value of our brand and other intangible assets.

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

For our business to be successful, we need to attract and retain highly qualified technical, management and sales personnel.  As of December 31, 2013, we together with our subsidiaries employed seven employees and we rely heavily on outside partners and contractors in certain areas.  The failure to recruit additional key personnel when needed with specific qualifications and on acceptable terms or to retain good relationships with our partners might impede our ability to continue to develop, commercialize and sell our products.  To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees.  The loss of any members of our management team may also delay or impair achievement of our business objectives and result in business disruptions due to the time needed for their replacements to be recruited and become familiar with our business.  We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

The control deficiencies in our internal control over financial reporting may until remedied cause errors in our financial statements or cause our filings with the SEC to not be timely.

We have identified control deficiencies in our internal control over financial reporting as of the evaluation done by management as of December 31, 2013, including those related to (i) an ineffective global control environment such that control deficiencies in various other components of internal control could lead the auditor to conclude that a significant deficiency or material weakness exists in the control environment, (ii) absent or inadequate segregation of duties within a significant account or process, (iii) inadequate documentation of the components of internal control, and (iv) inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs.  If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the consolidated financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with GAAP for each of the periods presented.  We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud.  We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

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

The market price of our common stock has historically been, and we expect it to continue to be, volatile.  The price of our common stock has ranged from between $0.0075 to $0.32 since January 1, 2010.  In addition to the extremely volatile nature of the stock market, our stock price has been affected by our own public announcements regarding such things as financings and product development.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance which include among others individual stockholder market transactions, stock market fluctuations, general economic, political and overall global market conditions, such as recessions, interest rates or international currency fluctuations, in addition to market conditions in our industry. Consequently, events both within and beyond our control may adversely affect the market price and liquidity of our common stock.

Sales of substantial amounts of our common stock in the public market could harm the market price of our common stock.

The sale of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares.  As of March 21, 2014, we had 710 registered stockholders and many more beneficial holders, most of whom have held their shares for the required holding periods under Rule 144 promulgated pursuant to the Securities Act and thus would hold freely tradable shares.  The shares issued pursuant to conversions under our convertible debenture are freely tradable; 50 million shares were registered with the SEC and any additional shares are freely tradable pursuant to Rule 144 promulgated pursuant to the Securities Act, and such selling stockholder is not subject to a lock-up agreement. If such shares are sold, or if it is perceived they will be sold, the trading price of our common stock could decline. Because investors may be more reluctant to purchase shares of our common stock following substantial sales or issuances, the resale of these shares of common stock could impair our ability to raise capital in the near term.

There are a large number of shares underlying our convertible debenture and equity investment agreement and issuance of shares upon conversion of the convertible debenture and exercise of the rights in the equity investment agreement may cause immediate and substantial dilution to our existing stockholders.

There are a large number of shares that may be issued pursuant to our convertible debenture and equity investment agreement.  The issuance of shares upon conversion of the convertible debenture and purchase of shares under the equity investment agreement may result in substantial dilution to the interests of other stockholders since the selling stockholder may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholder may not convert its convertible debenture if such conversion would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholder from converting some of their holdings and then converting the rest of their holdings. In this way, the selling stockholder could sell more than this limit while never holding more than this limit. While the status of these agreements and the issuance of any additional shares remains uncertain pending our litigation with La Jolla Cove Investors, any outcome of such litigation negative to our interests could result in additional dilution to our shareholders.

If we are required for any reason to repay our outstanding convertible debenture, we would be required to deplete our working capital, if available, or raise additional funds.  Our failure to repay the convertible debenture for any reason, if required, could result in legal action against us, which could require the sale of substantial assets or the curtailment of some or all of our operations.

In February 2012, we issued a convertible debenture that is due and payable, with 4 3/4% interest, three years from the date of issuance, unless sooner converted into shares of our common stock.  In addition, any event of default could require the early repayment of the convertible debenture at a price equal to 110% of the amount due under the debenture. If we were required to repay the convertible debenture for any reason, whether as a result of the current litigation with La Jolla Cove Investors or otherwise, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debenture, the debenture holder could commence legal action against us and foreclose on our assets to recover the amounts due. Any such action would likely require us to curtail some or all of our operations. While the status of these agreements and the repayment of the debenture remains uncertain pending our litigation with La Jolla Cove Investors, any outcome of such litigation negative to our interests could result in additional dilution to our shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate offices are located at State Road 405, Building M6-306A, Room 1400, Kennedy Space Center, FL 32815. Base rent is $1,706 per month. The lease terminated on December 31, 2013 and we are on a month-to-month basis but we are in negotiations to renew the lease through December 31, 2014 on similar terms.   GTC leases space at 17121 Collins Ave., #2506, Sunny Isles Beach, FL 33160, with a base rent of $3,500 per month, pursuant to a lease that expires November 24, 2014. LTAS leases space from a related party at 11653 Central Parkway, Jacksonville, FL 32224 with a base rent plus common area maintenance of $1,926 per month.  We believe that our facilities are adequate for our current and near-term needs.

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

The DeCarlo Group

A lawsuit was filed by the DeCarlo Group on November 24, 2010 in Miami-Dade County Courthouse for over $400,000 claimed in connection with CFO and accounting services allegedly rendered to the Company.  It is our position that we were overcharged in connection with the services rendered and that no amounts are due. DeCarlo has now filed a second amended complaint that we have responded to and intend to otherwise defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted.

La Jolla Cove Investors, Inc.

On July 25, 2013, we filed a lawsuit against La Jolla Cove Investors, Inc. in the United States District Court for the Northern District of California relating to the finance documents entered into by us and La Jolla in January 2012. In the lawsuit, we allege breach of contract and other causes of action. We are seeking injunctive relief in addition to unspecified monetary damages as well as other relief. La Jolla has made counterclaims against us and is defending against our complaint.  We intend to otherwise pursue this matter vigorously, but the outcome of the action cannot be predicted.

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

The following information sets forth the high and low bid price of our common stock during fiscal 2012 and 2013 and was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	HIGH	LOW

2013
Quarter Ended March 31	$0.0270	$0.0100
Quarter Ended June 30	0.0350	0.0120
Quarter Ended September 30	0.0300	0.0098
Quarter Ended December 31	0.0145	0.0075

2012
Quarter Ended March 31	0.07	0.03
Quarter Ended June 30	0.05	0.03
Quarter Ended September 30	0.04	0.01
Quarter Ended December 31	0.04	0.01

On March 21, 2014, the last reported sale price of our common stock on the OTCQB quotation system was $0.0091 per share.

(b) Holders

As of March 21, 2014, there were 710 registered holders of our common stock, although we had significantly more beneficial holders of our stock.

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

(d) Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth the information indicated with respect to our compensation plans as of December 31, 2013, under which our common stock is authorized for issuance.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	37,061,111 (1)		$25,507,692 (2)
Equity compensation plans not approved by security holders	87,422,360 (3)
Total	124,483,471		25,507,692
(1) Consists of options outstanding under our 2004 Equity Plan and our 2011 and 2013 Equity Compensation Incentive Plans; no future options may be granted under the 2004 or 2011 plans.
(2) Consists of shares remaining available for grant under our 2013 Equity Compensation Incentive Plan.
(3) Consists of options to certain employees, officers, and directors, and includes options for 40,355,693 shares taken in lieu ofsalaries by executives and employees.

Recent Sales of Unregistered Securities; Use of Proceeds

During the year ended December 31, 2013, we issued an aggregate of 122,239,513 shares of Common Stock for the acquisition of LTAS, conversion of debt (including the La Jolla Debenture), legal settlements, director fees, share-based compensation and for services rendered by consultants and partners. Of the aggregate shares issued, 16,592,308 shares, or 13.6% were issued to insiders and affiliates, as restricted securities under an exemption provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D, Rule 506, promulgated under the Securities Act of 1933. Common Stock issuances (other than the shares issued to La Jolla pursuant to the Debenture, which were valued as set forth below) were valued at prices based on the closing market prices on the date the Board of Directors authorized the issuances.

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

On July 25, 2013, we filed a lawsuit against La Jolla Cove Investors, Inc. in the United States District Court for the Northern District of California relating to the finance documents entered into by the Company and La Jolla in January 2012. In the lawsuit, we allege breach of contract and other causes of action.  We are seeking injunctive relief in addition to unspecified monetary damages as well as other relief and they have made counterclaims against us.  Due to the current litigation with La Jolla Cove Investors, we do not expect any future funding or issuance of shares under these agreements, but the outcome of the action cannot be predicted

 Other than 50 million shares of common stock issued upon the conversion of the Debenture, which shares were registered with the SEC, any additional shares of common stock issued pursuant to the Financing and the above securities were offered and issued in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act.  The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

During the year ended December 31, 2013, the Company and the Affiliated Purchasers (as defined in Rule 10b-18(a)(3)) did not engage in any repurchases of our securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes our selected historical consolidated financial data for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2013 and 2012, and the selected balance sheet data as of December 31, 2013 and 2012, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
Statement of Operations Data:	2013	2012
Total Revenues	$1,857,635	$1,091,844
Net Revenues	558,574	272,201
Operating Expenses	3,291,658	4,813,788
Loss from operations	(2,733,084)	(4,541,587)
Gain on extinguishment of liabilities to joint venture partner
Net gain from release of restricted assets and derecognition of liabilities of discontinued operations	0	544,201
Gain on derecognition of legacy payables	0	1,787,324
Loss on conversion of debt	(233,381)	(816,703)
Gain on settlement of shareholder debt	58,000	0
Change in fair value of derivative liabilities	363	125,057
Interest expense, net	(509,103)	(461,145)
Net loss	$(3,417,205)	$(3,362,853)

Per Share Data:
Net loss per share – Basic and diluted	$(0.01)	$(0.01)

Balance Sheet Data:	12/31/13	12/31/12
Cash	118,732	49,343
Other current assets	243,006	153,331
Property and equipment, net	2,271,964	2,452,966
Total assets	3,463,924	2,698,714
Total liabilities	16,960,024	15,859,403
Accumulated deficit	(152,412,557)	(148,995,352)
Stockholders’ deficit	(13,496,100)	(13,160,689)
Total liabilities and stockholders’ deficit	3,463,924	2,698,714

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

All percentage comparisons made herein refer to the twelve months ended December 31, 2013 (2013) compared with the twelve months ended December 31, 2012 (2012).  Where we say “we,” “us,” “WSGI” or “the Company,” we mean World Surveillance Group Inc. or World Surveillance Group Inc. and its subsidiaries, as applicable.

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

Through our wholly owned subsidiary Global Telesat Corp. (GTC), we provide mobile voice and data communications services globally via satellite to the U.S. government, defense industry and commercial users. GTC specializes in services related to the Globalstar satellite constellation, including satellite telecommunications voice airtime, tracking devices and services, and ground station construction.  GTC has an e-commerce mobile satellite solutions portal and is an authorized reseller of satellite telecommunications equipment and services offered by other leading satellite network providers such as Inmarsat, Iridium, Globalstar and Thuraya. GTC has a subscription based online tracking portal called GTCTrack, designed to attract new satellite and GSM tracking customers by offering an easy-to-use interface and compatibility with a wide range of devices. GTC’s equipment is installed in various ground stations across Africa, Asia, Australia, Europe and South America.

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

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

Revenue.  Sales for the year ended December 31, 2013 consisted primarily of sales by GTC of satellite phones and accessories, and airtime plans totaling $1,446,487 and LTAS sales of aerostats and mast-based systems totaling $411,148 since the acquisition date on March 28, 2013. Sales during the year ended December 31, 2012 were comprised of GTC sales and contract revenues earned by WSGI, which totaled $891,844 and $200,000, respectively. Total revenues increased from $1,091,844 in 2012 to $1,857,635 in 2013, an increase of $765,791, or 70%.  Included in the GTC revenues during 2013 and 2012 are sales to a related party, Global Telesat Communications Ltd (“GTCL”). GTCL is a United Kingdom-based company under ownership control of a current officer of GTC. Total sales to GTCL for the years ended December 31, 2013 and 2012 were $478,582 and $632,992, respectively, which account for approximately 33% of the 2013 sales and 71% of 2012 sales.

Cost of Sales. Cost of sales includes satellite phones and accessories, airtime, usage fees and shipping costs sold by GTC and aerostats and mast based systems sold by LTAS. Cost of sales increased by $479,418, or 58%, from 2012 to 2013.  Gross profit margins increased from 8% in 2012 to 30% for 2013 reflecting increasing website retail sales, changes in product mix and higher airtime sales by GTC.

Operating Expenses. Total operating expenses for 2013 were $3,291,658 compared to $4,813,788 in 2012, a decrease of $1,522,130 or 32%.  Reductions in general and administrative expense, professional fees and research and development account for the majority of the year-over-year decline. General and administrative expenses include compensation for directors, management and administrative personnel, insurance, rents, travel costs and corporate reporting and filing expenses. General and administrative expenses decreased by $914,599 in 2013 as compared to 2012. The decrease is attributable primarily to $518,930 in share-based compensation awarded to two former Board Chairmen, $384,287 in vested retention bonuses and $190,401 in extended options in 2012.  Professional fees reflected a decrease of $419,746 during 2013 as compared to the same period of 2012 reflecting lower litigation and settlement activity.

Loss From Operations. We had an operating loss of $2,733,084 in 2013 compared to $4,541,587 in 2012, a decrease of $1,808,503 or 40%, due primarily to the decreased operating expenses described above.

Other Income (Expense). We had net other expense of $684,121 during 2013 compared to net other income of $1,178,734 in 2012, a decrease of $1,862,855 or 158%. The net other expense in 2013 consists primarily of the loss on conversion of debt of $233,381 and interest expense of $509,103. The net other income during 2012 is primarily attributed to a $544,201 gain on the release of restricted assets and derecognition of liabilities of discontinued operations, the $1,787,324 gain on the derecognition of legacy payables, and the $125,057 change in fair value of derivative liabilities, which were partially offset by the $816,703 loss on conversion of convertible debt and the $461,145 of interest expense.

Net Loss. We had a net loss of $3,417,205 in 2013 compared to a net loss of $3,362,853 in 2012, an increase of $54,352. The increase in net loss is primarily attributable to the various components of the Other Income (Expense) category, offset in part by the reduction in Operating Expenses, as discussed above.

Liquidity And Capital Resources

Assets.  Historically we have funded our operations and capital expenditures through the sale of common stock and debt financings. At December 31, 2013, we had a cash balance of $118,732 compared to $49,343 at December 31, 2012, an increase of $69,389 or 141%. Current assets at December 31, 2013 were $361,738 compared to $202,674 at December 31, 2012, an increase of $159,064 or 78%. At December 31, 2013, we had total assets of $3,463,924 compared to $2,698,714 at December 31, 2012, an increase of $765,210 or 28%.  Each of the above increases reflect the assets of the LTAS acquisition on March 28, 2013.

Liabilities. At December 31, 2013, we had total current liabilities of $16,960,024 compared to total current liabilities of $15,859,403 at December 31, 2012, reflecting an increase of $1,100,621 or 7%. The increase is primarily attributed to the increase of $562,703 accrued interest included in notes payable and $680,505 increase in accrued liabilities attributable to higher accrued payroll and accrued cash true-up from conversions.

Cash Flows. Our cash used in operating activities for 2013 was $359,156 compared to $896,163 in 2012, a decrease of $537,007 or 60%. The decrease reflects the net changes in our operating assets and liabilities and non-cash adjustments resulting from depreciation, share-based compensation, fair value of the derivative liabilities and the derecognition of liabilities and legacy payables from discontinued operations in 2012.

The cash flows provided by investing activities of $158,545, relate to cash acquired in the LTAS acquisition on March 28, 2013. There were no cash flows from investing activities during 2012.

Net cash provided by financing activities during 2013 was $270,000, which consisted of $120,000 in proceeds from the sale of common stock and $150,000 from notes payable. During 2012, net cash provided by financing activities included $939,974 of proceeds from the convertible debt financing.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying consolidated financial statements, the Company incurred a loss from operations of $2,733,084 and negative cash flows from operations of $359,156 for the year ended December 31, 2013. The Company had a working capital deficit of $16,598,286 and total stockholders’ deficit of $13,496,100 at December 31, 2013. The Company had an accumulated deficit of $152,412,557 at December 31, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its aerostats and UAS, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiaries’ businesses. The Company’s business plan, which if successfully implemented, will allow it to sell aerostats, UAS and other products for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for at least the next several quarters if not for all of the year 2014.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our aerostats, Argus One airship, and subsidiaries’ products to begin generating revenues from customers.  We are already generating revenue from our aerostats, mast-based products and GTC products.  During 2013, GTC signed an annual contract for airtime with a major customer that is expected to generate revenues of approximately $480,000 annually. GTC is currently in discussions with three other firms with similar expected volumes and system utilization requirements.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or begin generating revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We are currently in litigation with La Jolla Cove Investors and do not expect any future financing under those agreements. We continue to have discussions with various entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least December 31, 2014, if we are not able to do so and if we are not able to generate revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved and/or if significant unanticipated events occur or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

Commitments and Contractual Obligations

We have entered into the following contractual obligations with minimum annual payments for the indicated fiscal periods as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Non-cancellable operating leases	$38,500	$38,500
Total	$38,500	$38,500

We have no long-term debt obligations, capital leases or purchase commitments.  The primary operating lease relates to GTC’s office in South Florida that runs through November 24, 2014.

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

Revenue Recognition

We develop and sell lighter-than-air aerostats through our subsidiary LTAS, unmanned aerial vehicles, and satellite tracking products and services through our subsidiary GTC.  We recognize revenue when all four of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. We record unearned contract revenue and subscription fees as deferred revenue and their associated costs of sales as prepaid expenses. Deferred revenue from contracts and their related costs are recognized upon completion and fulfillment of the contractual obligation using the completed contract method. In 2012, we recognized $200,000 in contract revenue, previous recorded as deferred revenue. We fulfilled our contractual obligation to Space Florida by providing performance parameters of the Argus One airship payload and flight tests completed in Nevada during May. Deferred revenues from subscription fees and their related costs are amortized over the subscription term.

Going Concern

 The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying consolidated financial statements, the Company incurred a loss from operations of $2,733,084 and negative cash flows from operations of $359,156 for the year ended December 31, 2013. The Company had a working capital deficit of $16,598,286 and total stockholders’ deficit of $13,496,100 at December 31, 2013. The Company had an accumulated deficit of $152,412,557 at December 31, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its aerostats and UAS, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiaries’ businesses. The Company’s business plan, which if successfully implemented, will allow it to sell aerostats, UAS and other products for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for at least the next several quarters if not for all of the year 2014.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our aerostats, Argus One airship, and subsidiaries’ products to begin generating revenues from customers.  We are already generating revenue from our aerostats, mast-based products and GTC products.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or begin generating revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We are currently in litigation with La Jolla Cove Investors and do not expect any future financing under those agreements. We continue to have discussions with various entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least December 31, 2014, if we are not able to do so and if we are not able to generate revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved and/or if significant unanticipated events occur or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

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

Share-based compensation expense recognized for the years ended December 31, 2013 and 2012 was $651,794 and $1,724,861, respectively.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our management’s evaluation, we concluded that as of December 31, 2013, our internal control over financial reporting was not effective, due to the control deficiencies set forth below.  Notwithstanding the control deficiencies described below, our management, based upon reviews and additional analysis undertaken and performed by management, has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

Control Deficiencies

A control deficiency exists when the design or operation of a control does not allow our management or employees in the normal course of performing their assigned functions to prevent or detect misstatements of our annual or interim consolidated financial statements on a timely basis.

Our management identified the following control deficiencies in our internal control over financial reporting as of December 31, 2013:

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

As a result of our evaluations, we have taken and intend to continue to take steps to correct such control deficiencies in our internal control over financial reporting.  As a result of our acquisition of Global Telesat Corp., GTC’s parent company has the right to appoint two additional members to our Board of Directors, both of whom are required to be fully independent under the SEC’s rules.  Upon such persons’ appointment to the Board of Directors, we intend on forming a fully independent Nominating and Corporate Governance Committee.   We have also implemented procedures to reconcile significant accounts by establishing audit schedules/account reconciliations for all balance sheet accounts and we maintain these schedules in a timely manner. We also increased our ability to effectively monitor and control GTC’s financial transactions.  We believe that these changes are reasonably likely to materially affect our internal control over financial reporting.

In addition, we have begun and intend to continue to implement certain new policies and procedures to improve the control environment and to implement controls and procedures that will ensure the integrity of our consolidated financial statements and disclosure preparation processes, such as:

•	We intend to bring on an independent Chairman of the Board in 2014;

•	Upon adequate funding and the procurement of directors and officers liability insurance, seeking to recruit additional independent board members;

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

 (D) Changes in Internal Control Over Financial Reporting

Except as set forth above, as a result of the evaluation completed by us, in which our Chief Executive Officer and Chief Financial Officer participated, we have concluded that there were no changes in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There was no information required to be disclosed in a Current Report on Form 8-K in the fourth quarter of 2013 that was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors is hereby incorporated by reference from the information contained under the heading “Election of Directors” in our definitive proxy statement related to our Annual Meeting of Stockholders to be held in July 2014 which will be filed with the SEC within 120 days after the close of the fiscal year (Definitive Proxy Statement).

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a)(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

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
2.1
Stock Purchase Agreement by and among the Company, Lighter Than Air Systems Corp., Felicia Hess and Kevin Hess, dated March 28, 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 1, 2013 and incorporated herein by reference)

2.2
First Amendment to Agreement by and among the Company, Lighter Than Air Systems Corp., Felicia Hess and Kevin Hess, dated December 31, 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 7, 2014 and incorporated herein by reference)

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

4.16*	Securities Purchase Agreement, dated March 27, 2013, by and among the Company and the purchasers identified therein
4.17*	Securities Purchase Agreement, dated January 14, 2014, by and among the Company and the purchasers identified therein
10.1+
Employment Agreement, dated October 6, 2010, by and between the Company and Barbara M. Johnson (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2010 and incorporated herein by reference)

10.2+
Amended and Restated Employment Agreement, dated July 30, 2013, by and between the Company and Glenn D. Estrella (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2013 and incorporated herein by reference)

10.3+
Employment Agreement, dated February 8, 2011, by and between the Company and Jeffrey Sawyers (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 8, 2011 and incorporated herein by reference)

10.4+	Form of Indemnification Agreement (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 8, 2011 and incorporated herein by reference)
10.5+	2011 Equity Compensation Incentive Plan (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2011 and incorporated herein by reference)
10.6+	2013 Equity Compensation Incentive Plan (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2013 and incorporated herein by reference)
10.7+	Form Incentive Stock Option Agreement (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2013 and incorporated herein by reference)
10.8+	Form Non-Qualified Stock Option Agreement (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2013 and incorporated herein by reference)
10.9+	Form Restricted Stock Agreement (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2013 and incorporated herein by reference)
10.10+	Form Restricted Stock Unit Award Agreement (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2013 and incorporated herein by reference)
10.11+
Agreement dated November 13, 2012, between the Company, Glenn D. Estrella, W. Jeffrey Sawyers and Barbara M. Johnson (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 15, 2012 and incorporated herein by reference)

10.12+
Option Agreement, dated November 13, 2012 issued to Glenn D. Estrella (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 15, 2012 and incorporated herein by reference)

10.13+
Option Agreement, dated November 13, 2012 issued to W. Jeffrey Sawyers (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 15, 2012 and incorporated herein by reference)

10.14+
Option Agreement, dated November 13, 2012 issued to Barbara M. Johnson (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 15, 2012 and incorporated herein by reference)

10.15
Option Agreement by and among the Company, Lighter Than Air Systems Corp. and Felicia Hess, dated March 28, 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 1, 2013 and incorporated herein by reference)

10.16
Escrow Agreement by and among the Company, Lighter Than Air Systems Corp., Fleming PLLC and Felicia Hess, dated March 28, 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 1, 2013 and incorporated herein by reference)

10.17
Independent Contractor Agreement, dated July 29,2013, by and among the Company, Lighter Than Air Systems Corp. and US Technik, Inc. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2013 and incorporated herein by reference)

10.18
Settlement Agreement, dated December 31, 2012 between the Company and Brio Capital, L.P. and Brio Capital Master Fund Ltd. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 15, 2013 and incorporated herein by reference)

10.19
Ohio Lighter Than Air UAS Consortium Teaming Agreement, dated August 23, 2013, by and between the Company, The Trident Group, Ltd., EWA TRIAD, LLC and Advanced Virtual Engine Test Cell, Inc. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on August 29, 2013 and incorporated herein by reference)

10.20
Settlement Agreement, dated September 24, 2013, between the Company and Anthony Bocchichio (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 27, 2013 and incorporated herein by reference)

10.21+
Form of Wage Conversion Option Agreement, dated September 25, 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on October 1, 2013 and incorporated herein by reference)

10.22+	Form of Conversion Agreement, dated September 25, 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on October 1, 2013 and incorporated herein by reference)
10.23+
Agreement dated December 31, 2013, between the Company, Glenn D. Estrella, Barbara M. Johnson and W. Jeffrey Sawyers (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 7, 2014 and incorporated herein by reference)

10.24+	Form of Option Agreement (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 7, 2014 and incorporated herein by reference)
10.25
Agreement by and among the Company, Lighter Than Air Systems Corp., Felicia Hess and Kevin Hess, dated December 31, 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 7, 2014 and incorporated herein by reference)

10.26+*	Form of Non-Qualified Stock Option dated February 24, 2014
21.1*	List of the Company’s Subsidiaries as of December 31, 2014
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (contained on Signature Page hereto)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Temporary Hardship Exemption
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extension Schema Document**
101.CAL*	XBRL Taxonomy Calculation Linkbase Document**
101.PRE*	XBRL Taxonomy Presentation Linkbase Document**
101.LAB*	XBRL Taxonomy Label Linkbase Document**
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**
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

Dated: March 31, 2014	WORLD SURVEILLANCE GROUP INC.

By: /s/ Glenn D. Estrella
Name: Glenn D. Estrella,
Title: Chief Executive Officer, President and Director

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Glenn D. Estrella and W. Jeffrey Sawyers, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof .

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of World Surveillance Group Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn D. Estrella	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2014
Glenn D. Estrella

/s/ W. Jeffrey Sawyers	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2014
W. Jeffrey Sawyers

/s/ Felicia Hess	Director	March 31, 2014
Felicia Hess

/s/ Wayne Jackson	Director	March 31, 2014
Wayne Jackson

	Director	March 31, 2014
Anita Hulo

/s/ Kevin Pruett	Director	March 31, 2014
Kevin Pruett

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1
Stock Purchase Agreement by and among the Company, Lighter Than Air Systems Corp., Felicia Hess and Kevin Hess, dated March 28, 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 1, 2013 and incorporated herein by reference)

2.2
First Amendment to Agreement by and among the Company, Lighter Than Air Systems Corp., Felicia Hess and Kevin Hess, dated December 31, 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 7, 2014 and incorporated herein by reference)

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

4.16*	Securities Purchase Agreement, dated March 27, 2013, by and among the Company and the purchasers identified therein
4.17*	Securities Purchase Agreement, dated January 14, 2014, by and among the Company and the purchasers identified therein
10.1+
Employment Agreement, dated October 6, 2010, by and between the Company and Barbara M. Johnson (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2010 and incorporated herein by reference)

10.2+
Amended and Restated Employment Agreement, dated July 30, 2013, by and between the Company and Glenn D. Estrella (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2013 and incorporated herein by reference)

10.3+
Employment Agreement, dated February 8, 2011, by and between the Company and Jeffrey Sawyers (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 8, 2011 and incorporated herein by reference)

10.4+	Form of Indemnification Agreement (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 8, 2011 and incorporated herein by reference)
10.5+	2011 Equity Compensation Incentive Plan (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2011 and incorporated herein by reference)
10.6+	2013 Equity Compensation Incentive Plan (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2013 and incorporated herein by reference)
10.7+	Form Incentive Stock Option Agreement (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2013 and incorporated herein by reference)
10.8+	Form Non-Qualified Stock Option Agreement (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2013 and incorporated herein by reference)
10.9+	Form Restricted Stock Agreement (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2013 and incorporated herein by reference)
10.10+	Form Restricted Stock Unit Award Agreement (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2013 and incorporated herein by reference)
10.11+
Agreement dated November 13, 2012, between the Company, Glenn D. Estrella, W. Jeffrey Sawyers and Barbara M. Johnson (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 15, 2012 and incorporated herein by reference)

10.12+
Option Agreement, dated November 13, 2012 issued to Glenn D. Estrella (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 15, 2012 and incorporated herein by reference)

10.13+
Option Agreement, dated November 13, 2012 issued to W. Jeffrey Sawyers (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 15, 2012 and incorporated herein by reference)

10.14+
Option Agreement, dated November 13, 2012 issued to Barbara M. Johnson (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on November 15, 2012 and incorporated herein by reference)

10.15
Option Agreement by and among the Company, Lighter Than Air Systems Corp. and Felicia Hess, dated March 28, 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 1, 2013 and incorporated herein by reference)

10.16
Escrow Agreement by and among the Company, Lighter Than Air Systems Corp., Fleming PLLC and Felicia Hess, dated March 28, 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 1, 2013 and incorporated herein by reference)

10.17
Independent Contractor Agreement, dated July 29,2013, by and among the Company, Lighter Than Air Systems Corp. and US Technik, Inc. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2013 and incorporated herein by reference)

10.18
Settlement Agreement, dated December 31, 2012 between the Company and Brio Capital, L.P. and Brio Capital Master Fund Ltd. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 15, 2013 and incorporated herein by reference)

10.19
Ohio Lighter Than Air UAS Consortium Teaming Agreement, dated August 23, 2013, by and between the Company, The Trident Group, Ltd., EWA TRIAD, LLC and Advanced Virtual Engine Test Cell, Inc. (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on August 29, 2013 and incorporated herein by reference)

10.20
Settlement Agreement, dated September 24, 2013, between the Company and Anthony Bocchichio (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 27, 2013 and incorporated herein by reference)

10.21+
Form of Wage Conversion Option Agreement, dated September 25, 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on October 1, 2013 and incorporated herein by reference)

10.22+	Form of Conversion Agreement, dated September 25, 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on October 1, 2013 and incorporated herein by reference)
10.23+
Agreement dated December 31, 2013, between the Company, Glenn D. Estrella, Barbara M. Johnson and W. Jeffrey Sawyers (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 7, 2014 and incorporated herein by reference)

10.24+	Form of Option Agreement (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 7, 2014 and incorporated herein by reference)
10.25
Agreement by and among the Company, Lighter Than Air Systems Corp., Felicia Hess and Kevin Hess, dated December 31, 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 7, 2014 and incorporated herein by reference)

10.26+*	Form of Non-Qualified Stock Option dated February 24, 2014
21.1*	List of the Company’s Subsidiaries as of December 31, 2014
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (contained on Signature Page hereto)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Temporary Hardship Exemption
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extension Schema Document**
101.CAL*	XBRL Taxonomy Calculation Linkbase Document**
101.PRE*	XBRL Taxonomy Presentation Linkbase Document**
101.LAB*	XBRL Taxonomy Label Linkbase Document**
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**
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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

World Surveillance Group Inc.:

We have audited the accompanying consolidated balance sheets of World Surveillance Group Inc. and Subsidiaries (the “Company”), as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Surveillance Group Inc. and Subsidiaries as of December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rosen Seymour Shapss Martin & Company LLP

CERTIFIED PUBLIC ACCOUNTANTS

New York, New York

March 31, 2014

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2013	DECEMBER 31, 2012
ASSETS
CURRENT ASSETS
Cash	$118,732	$49,343
Accounts receivable, net of allowance for bad debts of $0 and $0	67,736	8,977
Accounts receivable from related party	59,833	48,220
Inventories	75,311	0
Prepaid expenses	40,126	46,134
Deposits	0	50,000
TOTAL CURRENT ASSETS	361,738	202,674

PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $497,233 and $309,670, respectively.	2,271,964	2,452,966

OTHER NONCURRENT ASSETS
Goodwill	807,824	0
Deferred financing costs	22,398	43,074
	830,222	43,074

TOTAL ASSETS	$3,463,924	$2,698,714

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$4,593,647	$4,781,075
Accounts payable due related party	50,691	0
Notes payable	9,501,083	8,938,380
Accrued liabilities	2,812,953	2,132,448
Deferred revenues	1,650	7,500
TOTAL CURRENT LIABILITIES	16,960,024	15,859,403

TOTAL LIABILITIES	16,960,024	15,859,403

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $.00001 par value, 1,000,000,000 and 750,000,000 shares authorized, respectively; 681,127,043 and 546,887,530 shares issued, respectively; and 669,127,043 and 546,887,530 outstanding, respectively	6,691	5,469
Additional paid-in capital	138,909,766	135,829,194
Preferred Stock, $.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	0	0
Accumulated deficit	(152,412,557)	(148,995,352)
TOTAL STOCKHOLDERS' DEFICIT	(13,496,100)	(13,160,689)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,463,924	$2,698,714

See accompanying notes to consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2013	2012
REVENUES
Contract revenues	$0	$200,000
Sales	1,857,635	891,844
Cost of sales	1,299,061	819,643
Gross profit	558,574	72,201
NET REVENUES	558,574	272,201
COSTS AND EXPENSES
General and administrative	2,445,325	3,359,924
Professional fees	640,418	1,060,164
Depreciation and amortization	184,915	183,000
Research and development	0	210,700
Acquisition-related expenses	21,000	0
TOTAL EXPENSES	3,291,658	4,813,788
LOSS FROM OPERATIONS	(2,733,084)	(4,541,587)
OTHER INCOME (EXPENSE)
Net gain from release of restricted assets and derecognition of liabilities of discontinued operations	0	544,201
Gain on derecognition of legacy payables	0	1,787,324
Loss on conversion of debt	(233,381)	(816,703)
Gain on settlement of shareholder debt	58,000	0
Change in fair value of derivative liabilities	363	125,057
Interest expense, net	(509,103)	(461,145)
OTHER INCOME (EXPENSE)	(684,121)	1,178,734
NET LOSS	$(3,417,205)	$(3,362,853)

PER COMMON SHARE DATA
NET LOSS PER SHARE:
BASIC and DILUTED	$(0.01)	$(0.01)
WEIGHTED AVERAGE SHARES:
BASIC and DILUTED	632,009,690	420,841,556

See accompanying notes to consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	COMMON STOCK
			ADDITIONAL
			PAID-IN
Description	SHARES	AMOUNT	CAPITAL
BALANCE, DECEMBER 31, 2011	426,884,160	$4,269	$131,426,211
Shares issued for convertible debt conversion	81,785,908	818	1,692,053
Shares issued for services	13,140,325	131	458,848
Shares issued for legal settlements	16,715,543	167	269,158
Shares issued for directors’ compensation	12,700,000	127	586,793
Shares issued for compensation and accrued salaries	12,978,261	130	396,170
Fair value of vested restricted shares issued for compensation	5,000,000	50	58,929
Vested restricted shares previously issued as performance-based compensation	0	0	342,370
Common and restricted shares rescinded and exchanged for fully-vested options	(22,316,667)	(223)	223
Fair value of vested options issued as share-based compensation	0	0	598,439
Net loss	0	0	0
BALANCE, DECEMBER 31, 2012	546,887,530	$5,469	$135,829,194
Shares issued as inducement for loans	2,000,000	20	34,380
Shares issued for cash	6,000,000	60	119,940
Shares issued for legal settlements	24,741,372	247	338,879
Shares issued for services	24,972,500	250	367,000
Shares issued for LTAS acquisition	25,000,000	250	672,250
Shares issued for LTAS selling shareholder debt	20,000,000	200	191,800
Shares issued for directors’ fees	900,000	9	13,881
Shares issued for accrued salaries	7,692,308	77	99,923
Shares issued for convertible debt	2,933,333	29	76,310
Fair value of vested restricted shares issued as retention bonuses	20,000,000	200	85,768
Fair value of vested options issued as share-based compensation and director’s fees	0	0	339,697
Common and restricted shares rescinded and exchanged for fully-vested options	(12,000,000)	(120)	216,120
Fair value of vested options issued for salary conversions	0	0	524,624
Net loss	0	0	0
BALANCE, DECEMBER 31, 2013	669,127,043	$6,691	$138,909,766

(continued)

See accompanying notes to consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES (continued)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

		TOTAL
	ACCUMULATED	STOCKHOLDERS’
Description	DEFICIT	DEFICIT
BALANCE, DECEMBER 31, 2011	(145,632,499)	(14,202,019)
Shares issued for convertible debt conversion	0	1,692,871
Shares issued for services	0	458,979
Shares issued for legal settlements	0	269,325
Shares issued for directors’ compensation	0	586,920
Shares issued for compensation and accrued salaries	0	396,300
Fair value of vested restricted shares issued for compensation	0	58,979
Fair value of vested restricted shares previously issued as performance-based compensation	0	342,370
Common and restricted shares rescinded and exchanged for fully-vested options	0	0
Fair value of vested options issued as share-based compensation	0	598,439
Net loss	(3,362,853)	(3,362,853)
BALANCE, DECEMBER 31, 2012	$(148,995,352)	$(13,160,689)
Shares issued as inducement for loans	0	34,400
Shares issued for cash	0	120,000
Shares issued for legal settlements	0	339,126
Shares issued for services	0	367,250
Shares issued for LTAS acquisition	0	672,500
Shares issued for LTAS selling shareholder debt	0	192,000
Shares issued for directors’ fees	0	13,890
Shares issued for accrued salaries	0	100,000
Shares issued for convertible debt	0	76,339
Fair value of vested restricted shares issued as retention bonuses	0	85,968
Fair value of vested options issued as share-based compensation and director’s fees	0	339,697
Common and restricted shares rescinded and exchanged for fully-vested options	0	216,000
Fair value of vested options issued for salary conversions	0	524,624
Net loss	(3,417,205)	(3,417,205)
BALANCE, DECEMBER 31, 2013	$(152,412,557)	$(13,496,100)

See accompanying notes to consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,417,205)	$(3,362,853)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	184,915	183,000
Fair value of share-based compensation	664,596	1,879,813
Change in fair value of derivative liabilities	(363)	(125,057)
Net gain on release of restricted assets and derecognition of liabilities of discontinued operations	0	(544,201)
Gain on derecognition of legacy payables	0	(1,787,324)
Loss on conversion of convertible debt	233,382	1,304,712
Gain on settlement of LTAS selling shareholder debt	(58,000)	0
Loan interest capitalized to debt	432,703	420,078
Shares issued as inducement to loans	34,400	0
Amortization of deferred financing costs	20,676	18,952
Change in operating assets and liabilities:
Accounts receivables	120,447	(8,977)
Accounts receivable from related party	(11,613)	(27,334)
Inventories	154,387	4,500
Prepaid expenses	8,974	56,015
Deposits	50,000	(50,000)
Accounts payable	186,333	535,051
Accounts payable due related party	(57,003)	0
Accrued liabilities	1,100,065	804,622
Deferred revenues	(5,850)	(197,160)
NET CASH USED IN OPERATING ACTIVITIES	(359,156)	(896,163)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired	158,545	0
NET CASH PROVIDED BY INVESTING ACTIVITIES	158,545	0
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	120,000	0
Notes payable	150,000	0
Proceeds from convertible debt, net of deferred financing costs	0	354,974
Proceeds from purchases under the Equity Investment Agreement	0	585,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	270,000	939,974
NET CHANGE IN CASH	69,389	43,811
CASH – BEGINNING OF YEAR	49,343	5,532
CASH – END OF YEAR	$118,732	$49,343

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$0	$0
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of long-term convertible notes payable to current notes payable	267,000	0
Common stock issued for LTAS acquisition	672,500	0
Common stock issued for settlement of LTAS selling shareholder debt	192,000	0
Common stock issued in exchange for convertible debt	76,339	1,692,871
Common stock issued as payments for services	367,250	458,979
Common stock issued for accrued settlements	339,126	269,325
Common stock issued as payments for accrued salaries and directors’ fees	100,000	103,200
Fair value of vested options issued for accrued salary conversions	524,624	0

See accompanying notes to consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying consolidated financial statements, the Company incurred a loss from operations of $2,733,084 and negative cash flows from operations of $359,156 for the year ended December 31, 2013. The Company had a working capital deficit of $16,598,286 and total stockholders’ deficit of $13,496,100 at December 31, 2013. The Company had an accumulated deficit of $152,412,557 at December 31, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its aerostats and UAS, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiaries’ businesses. The Company’s business plan, which if successfully implemented, will allow it to sell its products for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for at least the next several quarters if not for all of the year 2014.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our aerostats, Argus One airship, and subsidiaries’ products to begin generating revenues from customers.  We are already generating revenue from our aerostats, mast-based products and GTC products.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or begin generating revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We are currently in litigation with La Jolla Cove Investors and do not expect any future financing under those agreements. We continue to have discussions with various entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least December 31, 2014, if we are not able to do so and if we are not able to generate revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved and/or if significant unanticipated events occur or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination. There were no adjustments related to uncertain tax positions recognized during the years ended December 31, 2013 and 2012, respectively.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, accounts payable, notes payable. The carrying values for the current financial assets and liabilities approximate fair value due to their short maturity.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period. Whenever losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would result in a diluted loss per share less than the basic loss per share and therefore would be anti-dilutive. Whenever net income is reported, the weighted average number of common shares outstanding will include common stock equivalents that are in-the-money. If all outstanding options, warrants and convertible shares were converted or exercised as of December 31, 2013, the shares outstanding would be 802,338,749.

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

SHARE-BASED COMPENSATION

The Company offers share-based compensation programs to its officers, directors and employees that consist of employee stock options, common stock and restricted stock awards. Common stock and restricted stock awards are issued at the closing price of the Company’s common stock on the date of grant. The Company recognizes compensation expense ratably over the vesting periods for restricted stock awards using the grant date fair value of the stock awarded. The Black-Scholes option pricing model is used to value stock options, and compensation expense is recognized ratably over the requisite service vesting period. Stock options typically have contractual terms of three to seven years.  Share-based compensation for employees and non-employees is reflected in the appropriate functional expense category, primarily general and administrative, and research and development. Share-based compensation incurred during the years ended December 31, 2013 and 2012 was $991,893 and $1,983,008, respectively.

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

On December 31, 2013, the Company entered into a First Amendment to Agreement (the “First Amendment”) by and among the Company, Lighter Than Air Systems Corp. (“LTAS”), Felicia Hess (the “Shareholder”) and Kevin Hess (“KHess”), which amended and restated various terms and conditions of the Agreement and revised the purchase price from 25 million shares plus $250,000 cash payment to 45 million shares and no cash payment due the selling shareholder and deleted the earn-out payment provisions in their entirety.

The Company’s Consolidated Balance Sheet at December 31, 2013 includes the accounts of LTAS amended and restated pursuant to the First Amendment to the Agreement. The operating results of LTAS since the acquisition date of March 28, 2013 are reflected in the Company’s Consolidated Statements of Operations.

The following table summarizes the original allocation of the LTAS acquisition purchase price, which has been accounted at the fair values of the assets acquired and liabilities assumed under the acquisition method of accounting adjusted pursuant to the First Amendment to the Agreement:

	Original Allocation	Allocation Adjustments	Amended Allocation
Current assets	$703,220	$7,195	$710,415
Property and equipment	1,357	2,556	3,913
Goodwill	479,585	328,239	807,824
Due to selling shareholder	0	(350,000)	(350,000)
Current liabilities assumed	(261,662)	12,010	(249,652)
Total Purchase Price	$922,500	$0	$922,500

NOTE 4.  RELATED PARTY TRANSACTIONS

The accounts receivable from related party at December 31, 2013 and 2012, includes trade receivables from Global Telesat Communications, Ltd. (“GTCL”) of $59,833 and $48,220, respectively. GTCL is a related party based in the United Kingdom and controlled by a current officer of GTC. Total sales to GTCL for the years ended December 31, 2013 and 2012 were $478,582 and $632,992, respectively, and account for 75% and 71% of GTC’s total sales for the respective periods. GTC began charging a 10% handling fee on all orders from GTCL in 2012.

The accounts payable due to related party at December 31, 2013, includes allocated rent charges, aerostat envelopes, and labor charges due Aerial Products Corp (“APC”) of $50,691. APC is a related party, controlled by a current employee of the Company. APC shares the manufacturing facilities with LTAS and provides aerostat envelopes and manufacturing labor to LTAS. Total charges from APC to LTAS during the period ended December 31, 2013 were $28,589.

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	December 31, 2013	December 31, 2012
Appliqués	$2,755,732	$2,755,732
Office furniture and fixtures	13,4654	6,904
	2,769,197	2,762,636
Less: accumulated depreciation	(497,233)	(309,670)
	$2,271,964	$2,452,966

NOTE 6. OTHER ACCRUED LIABILITIES

Accrued liabilities consisted of the following:
	December 31, 2013	December 31, 2012
Payroll liabilities	$1,908,171	$1,494,883
Professional fees	10,000	10,000
Accrued legal claims payable	354,684	334,540
Accrued cash true-up from conversion	353,873	176,831
Accrued interest on debenture	31,133	18,243
GTC acquisition payable	75,000	75,000
Other	80,092	22,588
OTHER ACCRUED LIABILITIES	$2,812,953	$2,132,085

NOTE 7. NOTES PAYABLE

Notes payable is comprised of the following:
	December 31, 2013	December 31, 2012
Unsecured promissory notes	$5,997,030	$5,997,030
Unsecured short-term promissory notes	150,000	0
Convertible debenture	267,000	0
Accrued interest	3,087,053	2,654,350
NOTES PAYABLE	$9,501,083	$8,651,380

At December 31, 2013 and 2012, notes payable included two unsecured promissory notes aggregating $5,997,030 with no stated interest rate or terms of repayment.  The Company has accrued interest at 7% per annum on both notes since their inception and includes the notes in current liabilities.

On February 1, 2013, the Company issued a $100,000 75-day unsecured 10% promissory note to an individual investor for funds received. On March 18, 2013, the Company issued a $50,000 60-day unsecured 12% promissory note to the same investor for funds received. The Company issued 2 million common shares to the investor as an inducement for the loans, which were amortized as financing fees. As of December 31, 2013, the Company is in default has not repaid these notes.

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

On July 25, 2013, the Company filed a lawsuit against the Investor in the United States District Court for the Northern District of California relating to the finance documents entered into by the Company and the Investor in January 2012. In the lawsuit, the Company alleges breach of contract and other causes of action. The Company has reclassified the convertible notes payable to current notes payable.

NOTE 8.  DERIVATIVE LIABILITIES

The Company accounts for derivative instruments at fair value. Gains and losses from changes in the fair value of derivatives are recognized in interest expense. The Company’s derivative instruments consist of stock warrants that contained anti-dilution provisions that were issued with certain debt and equity financings. During 2013, all financial instruments that gave rise to the derivative liabilities have expired.

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

The following table summarizes certain information about the Company’s warrants to purchase common stock.

	Derivative Liabilities
	Warrants	Warrants	Warrants	Weighted
	Class A	Class B	& Purchase Rights	Average
Outstanding at December 31, 2012	8,327,462	8,327,462	20,033,021	$0.234
Warrants Granted	0	0	972,381	0.210
Warrants Expired	(8,327,462)	(8,327,462)	(2,377,167)	0.256
Outstanding at December 31, 2013	0	0	18,628,235	$0.210

The warrants outstanding and exercisable at December 31, 2013 and 2012 had no intrinsic value. All warrants were fully exercisable and there was no unamortized cost to be recognized in future.

NOTE 9. SHARE-BASED COMPENSATION

The Company makes share-based compensation awards to its directors, officers, employees and consultants that consist of common stock, restricted stock and stock options. All common stock and restricted stock awards are subject to the securities law restrictions of Rule 144 as promulgated under the Securities Act of 1933, as amended.

Common Stock

The Company recognizes the cost of the common stock issued to directors, officers, and employees as compensation expense at the closing market price on the grant date. All common stock awards are fully vested on the date of grant, therefore no unrecognized compensation expense is associated with these awards. During 2013, the Company issued 7,692,308 common shares totaling $100,000 for salary conversions against accrued salaries; and issued 900,000 common shares for director fees totaling $13,890. Director fees and compensation expenses are included in general and administrative expense.

Restricted Stock

Awards of restricted stock are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. Prior to vesting, ownership of the restricted stock cannot be transferred. The restricted stock has the same voting rights as the common stock. The Company recognizes fair value of restricted stock awards based upon the stock’s closing market price on the grant date as compensation according to the terms of award’s vesting schedule; i.e. ratably over the vesting period or upon attainment of specific performance-based goals and objectives. During 2013, the Company awarded 20 million common shares with a vested total of $85,968 as retention bonuses, of which 12 million were rescinded and exchanged for fully-vested stock options on December 31, 2013. Share-based compensation is included in general and administration expense. At December 31, 2013, there remains approximately $118,650 in unrecognized compensation relating to performance-based restricted stock awards.

Stock Options

The Company has issued stock options at exercise prices equal to the Company’s common stock market price on the date of grant with contractual terms of three to seven years. Historically, the stock options were fully vested and expensed as compensation on the grant date. During 2010, the Company began issuing stock options with vesting schedules and such stock options are generally subject to forfeiture if employment terminates prior to vesting. On December 31 2013, certain officers and employees rescinded 12 million shares of previously awarded restricted shares for fully-vested stock options on a one-for-one basis valued at $216,000. Also during 2013, the Company issued 40,355,693 stock options in lieu of accrued salaries for $524,624; awarded 14 million options for retention bonuses totaling $285,600; issued 900,000 options for director’s fees totaling $23,412 and; had previously issued options vest totaling $30,685.  Total share-based compensation attributable to vested option agreements of $339,697 is included in general and administrative. At December 31, 2013, there was approximately $80,700 in unrecognized compensation expense.

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

The following table summarizes the stock option activity for the years ended December 31,

	2013		2012
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	68,650,000	$.046	40,916,667	$.067
Granted	15,300,000	.023	0	.000
Exchanged for salary conversion	40,355,693	.013	22,316,667	.023
Exchanged for rescinded stock	12,000,000	.009	14,000,000	.015
Exercised	0	.000	0	.000
Forfeited / expired / cancelled	(11,722,222)	.086	(8,583,334)	.073
Outstanding at end of year	124,583,471	$.025	68,650,000	$.046
Options exercisable at end of year	119,583,471	$.026	63,358,333	$.048
Weighted average remaining contractual term	5.60 years		4.55 years

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding and Exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual terms (years)	Weighted Average Exercise price
$.0096	12,000,000	7.00	.0096
$.011	400,000	2.87	.011
$.013	40,355,693	6.73	.013
$.015	11,000,000	5.75	$.015
$.016	250,000	2.17	.016
$.021	250,000	2.37	.021
$.023	22,316,667	5.87	.023
$.0238	12,000,000	6.58	.0238
$.0275	400,000	2.58	.0275
$.045	4,444,444	.34	.045
$.070	1,500,000	.11	.070
$.075	10,250,000	3.25	.075
$.080	1,500,000	.27	.080
$.090	2,916,667	.27	.090
	119,583,471	5.59	$.026

The aggregate intrinsic value of the 119,583,471 options outstanding and exercisable at December 31, 2013 was $0. The aggregate intrinsic value for the options is calculated as the difference between the prices of the underlying awards and quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2013.

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

Certain income and expenses are recognized in different periods for tax and financial reporting purposes. The items that give rise to these temporary differences at the Company consist of its NOL carryforwards and the related valuation allowances.  The resulting deferred tax assets and liabilities consist of the tax effects (computed at 15%) of the temporary differences and are listed below:

	2013	2013 Changes	2012
Deferred tax assets:
Net operating loss carry-forwards	$18,245,910	$496,209	$17,749,701
Valuation allowance	(18,245,910)	(496,209)	(17,749,701)
Net deferred tax asset	$—	$—	$—

A reconciliation of income benefit provided at the federal statutory rate of 15% to income tax benefit is as follows:

	2013	2012
Income tax benefit computed at federal statutory rate	$(496,209)	$(504,428)
Deferred income taxes	496,209	504,428
	$—	$—

At the end of 2013, the Company also had net operating loss carry-forwards of its predecessor, related to its reincorporation and reorganization under the Internal Revenue Code, available to offset future taxable income.  These NOL carryforwards total approximately $81,429,083 and expire at various dates through 2022.

The Company operated in multiple tax jurisdictions within the United States of America.  Although management does not believe that the Company is currently under examination in any major tax jurisdiction in which it operates other than for the issues with the IRS as described in Note 15, the Company remains subject to examination in all of those tax jurisdictions until the applicable statute of limitations expire.  As of December 31, 2013, 2008 and subsequent tax years remain subject to examination by the Internal Revenue Service (“IRS”) and in the Company’s major state tax jurisdictions.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

NOTE 11. PER SHARE INFORMATION:

Basic earnings per share (“Basic EPS”) of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding. U.S. GAAP requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Consolidated Statements of Operations. There were no dilutive common stock equivalents at December 31, 2013 and 2012.

	Years Ended December 31,
	2013	2012
Numerator:
Net loss	$(3,417,205)	$(3,362,853)
Denominator:
Weighted-average common shares outstanding	632,009,690	420,841,556
Net loss per share:
Basic and diluted	$(0.01)	$(0.01)

NOTE 12. COMMITMENTS

Agreements

The Company has entered into several agreements and memorandums of understanding during 2013 and 2012 and through the date of this Annual Report on Form 10-K, none of which require the recording of any assets, liabilities, revenues or expenses.

Lease Commitments

The Company’s headquarters are located at the Kennedy Space Center, FL on State Road 405, Building M6-306A, Room 1400. The Company intends to renew its annual lease agreement. Currently, the Company is paying office rent on a month-to-month basis for $1,607 per month plus state sales tax. In November 2013, the Company renewed an annual lease agreement for GTC office space at $3,500 per month. LTAS does not have a contractual rental allocation agreement with related party, APC, who is under a lease agreement with the landlord. The Company is also obligated under other monthly rental agreements for additional facilities and office furniture.

Rent expense for 2013 and 2012 was $119,139 and $120,727, respectively.

The estimated future minimum rental payments on non-cancelable operating leases at December 31, 2013 consist of $37,625 due during the year ended December 31, 2014.

NOTE 13. LITIGATION AND CONTINGENCIES

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

Brio Capital

Brio Capital, the holder of a warrant, filed an action against us on February 25, 2011 in the New York Supreme Court, County of New York, for the issuance of approximately 6.2 million shares of common stock upon the exercise of certain warrants. The Court granted a non-final Summary Judgment Order on a portion of the action in favor of Brio in December 2011 requiring us, among other things, to issue 6.2 million shares of common stock. We have issued the shares required by the Court order. We also entered into a settlement agreement to pay $57,661 in legal fees as required by the Court order, which has been satisfied. We reached a settlement with Brio resolving all remaining matters. Under the terms of the settlement, we are required to issue a number of shares of common stock in twelve (12) monthly installments equal to $31,250 divided by the average of the closing bid prices of our common stock for the last three (3) trading days of the month immediately preceding the month in which the shares are due to be issued. Pursuant to the Court’s Section 3(a) (10) approval, the shares of common stock issued to Brio shall be freely tradable upon issuance. All shares issued are subject to a leak-out provision contained in the settlement agreement.

The DeCarlo Group

A lawsuit was filed by the DeCarlo Group on November 24, 2010 in Miami-Dade County Courthouse for over $400,000 claimed in connection with CFO and accounting services allegedly rendered to the Company.  It is our position that we were overcharged in connection with the services rendered and that no amounts are due. DeCarlo has now filed a second amended complaint that we have responded to and intend to otherwise defend ourselves vigorously in this matter, but the outcome of the action cannot be predicted.

La Jolla Cove Investors, Inc.

On July 25, 2013, we filed a lawsuit against La Jolla Cove Investors, Inc. in the United States District Court for the Northern District of California relating to the finance documents entered into by us and La Jolla in January 2012. In the lawsuit, we allege breach of contract and other causes of action. We are seeking injunctive relief in addition to unspecified monetary damages as well as other relief. La Jolla has made counterclaims against us and is defending against our complaint.  We intend to otherwise pursue this matter vigorously, but the outcome of the action cannot be predicted.

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

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date and determined there were no subsequent events requiring disclosure.