Form 10-K/A
period 2013-12-31
World Surveillance Group Inc.
filed 2014-04-03
CIK 919742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

World Surveillance Group Inc. (the “Company” or “we”) is filing this Amendment No. 1 (the “Amendment”) to our annual report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014 (the “Original Filing”) to provide the interactive data files required by Item 601(b)(101) of Regulation S-K and Sections 405 and 406T of Regulation S-T.

No changes have been made to the Original Filing other than to add the information as described above. This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, World Surveillance Group Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 3, 2014	WORLD SURVEILLANCE GROUP INC.

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

Signature	Title	Date

/s/ Glenn D. Estrella	Chief Executive Officer, President and Director (Principal Executive Officer)	April 3, 2014
Glenn D. Estrella

/s/ W. Jeffrey Sawyers	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 3, 2014
W. Jeffrey Sawyers

/s/ Felicia Hess	Director	April 3, 2014
Felicia Hess

/s/ Wayne Jackson	Director	April 3, 2014
Wayne Jackson

	Director	April 3, 2014
Anita Hulo

/s/ Kevin Pruett	Director	April 3, 2014
Kevin Pruett

28

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

4.16***	Securities Purchase Agreement, dated March 27, 2013, by and among the Company and the purchasers identified therein
4.17***	Securities Purchase Agreement, dated January 14, 2014, by and among the Company and the purchasers identified therein
10.1+
Employment Agreement, dated October 6, 2010, by and between the Company and Barbara M. Johnson (filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2010 and incorporated herein by reference)

10.2+
Amended and Restated Employment Agreement, dated July 30, 2013, by and between the Company and Glenn D. Estrella (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2013 and incorporated herein by reference)

29

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

10.26+***	Form of Non-Qualified Stock Option dated February 24, 2014
21.1***	List of the Company’s Subsidiaries as of December 31, 2014
23.1***	Consent of Independent Registered Public Accounting Firm
24.1***	Power of Attorney (contained on Signature Page hereto)
31.1***	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extension Schema Document**
101.CAL*	XBRL Taxonomy Calculation Linkbase Document**
101.PRE*	XBRL Taxonomy Presentation Linkbase Document**
101.LAB*	XBRL Taxonomy Label Linkbase Document**
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**

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
*** Previously filed or furnished, as applicable, with the Original Filing.