Form 10-Q
period 2014-03-31
World Surveillance Group Inc.
filed 2014-05-15
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2014
or
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

As of May 2, 2014, there were 698,742,163 shares of the registrant's Common Stock outstanding.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash	$56,286	$8,907
Accounts receivable	35,266	59,651
Accounts receivable from related party	53,043	59,833
Prepaid expenses	38,940	38,940
Current assets – discontinued operations	258,539	194,407
TOTAL CURRENT ASSETS	442,074	361,738

PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $538,420 and $492,670, at March 31, 2014 and December 31, 2013, respectively.	2,224,216	2,269,966

OTHER NONCURRENT ASSETS
Deferred financing costs	17,229	22,398
Other assets – discontinued operations	809,552	809,822
TOTAL NONCURRENT ASSETS	826,781	832,220
TOTAL ASSETS	$3,493,071	$3,463,924

LIABILITIES AND STOCKHOLERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$4,591,770	$4,520,662
Notes payable	9,608,539	9,501,083
Other accrued liabilities	2,920,186	2,795,027
Current liabilities – discontinued operations	214,076	143,252
TOTAL CURRENT LIABILITIES	17,334,571	16,960,024

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value, 1,000,000,000 shares authorized; 707,257,033 shares and 681,127,043 shares issued and 695,257,033 shares and 669,127,043 shares outstanding at March 31, 2014 and December 31, 2013, respectively.	6,953	6,691
Additional paid-in capital	139,689,151	138,909,766
Accumulated deficit	(153,537,604)	(152,412,557)
TOTAL STOCKHOLDERS' DEFICIT	(13,841,500)	(13,496,100)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,493,071	$3,463,924

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
REVENUES
Net sales	$331,153	$454,877
Cost of sales	302,549	322,669
Gross profit	28,604	132,208

COSTS AND EXPENSES:
General and administrative	865,512	380,816
Professional fees	124,170	76,784
Depreciation expense	45,750	45,750
Research and development	-	136
TOTAL EXPENSES	1,035,432	503,486
LOSS FROM OPERATIONS	(1,006,828)	(371,278)
OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	-	300
Loss from conversion agreement true-up	-	(21,597)
Interest expense, net	(114,062)	(150,066)
NET OTHER INCOME (EXPENSE)	(114,062)	(171,363)
NET LOSS FROM CONTINUING OPERATIONS	(1,120,890)	(542,641)

Net income (loss) from discontinued operations	(4,157)	25,560
NET LOSS	$(1,125,047)	$(517,081)

PER COMMON SHARE DATA (Note 12)
NET LOSS PER SHARE:
Basic and Diluted from continuing operations	$(0.00)	$(0.00)
Basic and Diluted from discontinued operations	(0.00)	(0.00)
WEIGHTED AVERAGE SHARES:
Basic and Diluted	579,797,908	489,871,669

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF TOTAL STOCKHOLDERS' DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS'
Description	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
BALANCE, DECEMBER 31, 2013	669,127,043	$6,691	$138,909,766	$(152,412,557)	$(13,496,100)
Shares issued for cash	6,500,000	65	64,935	-	65,000
Shares issued for legal settlement	15,696,758	157	151,117	-	151,274
Shares issued for services	3,933,232	40	39,200	-	39,240
Fair value of vested shares issued as share-based compensation	-	-	95,200	-	95,200
Fair value of options issued for services	-	-	22,006	-	22,006
Fair value of vested options previously issued as share-based compensation	-	-	33,993	-	33,993
Fair value of vested options issued for employee and directors’ compensation	-	-	372,934	-	372,934
Net loss	-	-	-	(1,125,047)	(1,125,047)
BALANCE, MARCH 31, 2014	695,257,033	$6,953	$139,689,151	$(153,537,604)	$(13,841,500)

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES IN CONTINUING OPERATIONS:
Net loss from continuing operations	$(1,120,890)	$(542,641)
Adjustments to reconcile net loss to net cash used by operating activities in continuing operations:
Depreciation expense	46,020	45,750
Share-based compensation	502,127	21,284
Loss on conversion of debt	-	21,597
Change in fair value of derivative liabilities	-	(300)
Loan interest capitalized to debt	107,456	105,230
Amortized deferred financing costs	5,169	5,169
Shares issued as inducement for loans	-	34,400
Change in operating assets and liabilities:
Accounts receivable	24,385	(274,875)
Accounts receivable from related party	6,790	-
Prepaid expenses	-	7,194
Deposits	-	50,000
Accounts payable	132,353	72,292
Other accrued liabilities	276,433	201,561
Deferred revenues		(7,500)
NET CASH USED BY OPERATING ACTIVITIES IN CONTINUING OPERATIONS	(20,157)	(260,839)
INVESTING ACTIVITIES:

NET CASH PROVIDED BY INVESTING ACTIVITIES IN CONTINUING OPERATIONS	-	-
FINANCING ACTIVITIES:
Proceeds from notes payable	-	150,000
Proceeds from sale of common stock	65,000	65,000
NET CASH PROVIDED BY FINANCING ACTIVITIES IN CONTINUING OPERATIONS	65,000	215,000
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	44,843	(45,839)
Net cash provided by operating activities in discontinued operations	2,536	158,350
CASH BALANCE, BEGINNING OF PERIOD	8,907	49,343
CASH BALANCE, END OF PERIOD	$56,286	$161,854

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of long-term convertible notes payable to current notes payable
Common stock issued for services	39,240	75,000
Common stock issued for settlements	151,274	99,000
Common stock issued for acquisition	-	672,500
Options issued for services	22,006	-
LTAS acquisition payable	-	250,000

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

DESCRIPTION OF BUSINESS

World Surveillance Group Inc. (the “Company”) designs, develops, markets, and sells, autonomous lighter-than-air (LTA) unmanned aerial systems (UAS) designed to carry payloads that provide semi-persistent intelligence, surveillance and reconnaissance (ISR), security and/or wireless communications from air to ground solutions at low and mid altitudes.  The Company’s business focuses primarily on the design and development of innovative UAS that provide situational awareness and other communications capabilities via the integration of wireless capabilities and customer payloads. The Company’s airships, when integrated with cameras, electronics systems and other high technology payloads, are designed for use by government-related and commercial entities that require real-time ISR or communications support for military, homeland defense, border control, drug interdiction, natural disaster relief, maritime and environmental missions.

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

The Company’s wholly owned subsidiary Lighter Than Air Systems Corp. (LTAS), provides critical aerial and land-based surveillance and communications solutions to government and commercial customers. LTAS systems are designed and developed in-house utilizing proprietary technologies and processes that result in compact, rapidly deployable aerostat solutions and mast-based ISR systems. The LTAS systems have been proven to fulfill critical requirements of the military and law enforcement in the U.S. and internationally. On May 5, 2014, the Company exchanged 100% of the outstanding stock of LTAS for a cash payment of $335,000 and 10,000,000 shares of common stock of Drone Aviation Corp. For purposes of this Form 10-Q, the Company’s financial statements reflect the accounts and operations of LTAS as discontinued operations – See Note 3 and Note 13.

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

The consolidated balance sheet information as of December 31, 2013 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended December 31, 2013. These interim condensed consolidated financial statements should be read in conjunction with the Company’s most recently audited financial statements and the notes thereto included in such above referenced Annual Report on Form 10-K.

RECLASSIFICATIONS

Certain 2013 amounts have been reclassified to conform to the 2014 presentation.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $1,006,828 for the three months ended March 31, 2014. The Company also had a working capital deficit of $16,892,497 and total stockholders' equity of $13,841,500, as well as an accumulated deficit for $153,537,604 at March 31, 2014.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its UAS, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiaries’ businesses. The Company’s business plan, which if successfully implemented, will allow it to sell UAS and other products for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for the next several quarters.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our Argus One airship, and our subsidiaries’ products to generate revenues from customers.  While we have not yet sold any of our Argus One airships, we are already generating revenue from our subsidiaries’ products.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or generate revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We are currently in litigation with La Jolla Cove Investors and do not expect any future funding under those agreements. We continue to have discussions with various entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through the next several quarters, if we are not able to do so and if we are not able to generate sufficient revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved, if significant unanticipated damaging events occur, or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination. There were no adjustments related to uncertain tax positions recognized during the three months ended March 31, 2014 and 2013, respectively.

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

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, accounts payable and notes payable. The carrying values for the current financial assets and liabilities approximate fair value due to their short maturity.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period. Whenever losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would result in a diluted loss per share less than the basic loss per share and therefore would be anti-dilutive. Whenever net income is reported, the weighted average number of common shares outstanding will include common stock equivalents that are in-the-money. If all outstanding options, warrants and convertible shares were converted or exercised at March 31, 2014, the shares outstanding would be 872,535,405.

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

LONG-LIVED ASSETS

The Company evaluates the fair value of long-lived assets on an annual basis or whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable.  Accordingly, any impairment of value is recognized when the carrying amount of a long-lived asset exceeds its fair value. The Company’s evaluations have not indicated any impairment of fair values.

SHARE-BASED COMPENSATION

The Company offers share-based compensation programs to its officers, directors and employees that consist of employee stock options, common stock and restricted stock awards. Common stock and restricted stock awards are issued at the closing price of the Company’s common stock on the date of grant. The Company recognizes compensation expense ratably over the vesting periods for restricted stock awards using the fair value of the stock on the vest date. The Black-Scholes option pricing model is used to value stock options, and compensation expense is recognized ratably over the requisite service period. Stock options typically have contractual terms of three to seven years.  Share-based compensation for employees and non-employees is included in general administrative expense. Share-based compensation incurred during the three-months ended March 31, 2014 and 2013 was $502,127 and $21,284 respectively.

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

The following table summarizes the allocation of the LTAS acquisition purchase price, which has been accounted at the fair values of the assets acquired and liabilities assumed under the acquisition method of accounting:

	Original Allocation	Allocation Adjustment	Revised Allocation
Current assets	$703,220	$7,195	$710,415
Property and equipment	1,357	2,556	3,913
Goodwill	479,585	328,239	807,824
Due to selling shareholder	0	(350,000)	(350,000)
Current liabilities assumed	(261,662)	12,010	(249,652)
Total Purchase Price	$922,500	$0	$922,500

NOTE 3.  DISCONTINUED OPERATIONS

On May 5, 2014, World Surveillance Group Inc. entered into a Securities Exchange Agreement by and among the Company, Lighter Than Air Systems Corp. (“LTAS”), and Drone Aviation Corp. (“Drone”)  pursuant to which the Company exchanged 100% of the outstanding shares of capital stock of LTAS for a cash payment of $335,000 and 10,000,000 shares of common stock, par value $0.0001 per share, of Drone. Please refer to the disclosure in Note 13. Subsequent Events for additional details on this transaction.

The Company’s Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 reflect the accounts of LTAS as discontinued operations, carried at fair value as follows:

	March 31, 2014	December 31, 2013
	(Unaudited)
Cash	$56,741	$109,825
Accounts receivable	135,050	8,085
Inventories	65,122	75,311
Prepaid expenses	1,626	1,186

Current assets of discontinued operations	$258,539	$194,407

Property and equipment, net	1,728	1,998
Goodwill	807,824	871,256

Other assets of discontinued operations	$809,552	$873,254

Accounts payable	98,625	72,985
Accounts payable due related party	51,998	160,691
Accrued liabilities	63,453	81,358
Deferred revenues	-	1,650

Current liabilities of discontinued operations	$214,076	$316,684

Net assets of discontinued operations	$854,014	$750,977

The operating results of LTAS since the acquisition date of March 28, 2013 are also reflected in the Company’s Condensed Consolidated Statements of Operations as discontinued operations.

	March 31, 2014	March 31, 2013
	(Unaudited)
Net sales	$229,350	$71,300

Cost of sales	140,159	41,640
General and administrative	88,974	4,100
Professional fees	3,603	-
Depreciation	270	-
Interest expense	501	-

Net income (loss) from discontinued operations	$(4,157)	$25,560

NOTE 4.  RELATED PARTY TRANSACTIONS

The accounts receivable from related party at March 31, 2014 reflects trade receivables from Global Telesat Communications, Ltd. (“GTCL”) of $53,043. GTCL is a related party based in the United Kingdom and controlled by a current officer of GTC. Total sales to GTCL for the three -months ended March 31, 2014 were $114,906, and account for 32% of GTC’s total sales during the period.

The accounts payable due to related party of the discontinued operations at March 31, 2014, includes allocated rent charges, aerostat envelopes, and labor charges due to Aerial Products Corp (“APC”) of $51,998. APC is a related party, controlled by a current employee of the Company. APC shares the manufacturing facilities with LTAS and provides aerostat envelopes and manufacturing labor to LTAS. Total charges from APC to LTAS during the three-month period ended March 31, 2014 were $114,906.

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	March 31, 2014 (Unaudited)	December 31, 2013
Appliques	$2,755,732	$2,755,732
Office furniture and fixtures	6,904	6,904
	2,762,636	2,762,636
Less: accumulated depreciation	(538,420)	(492,670)
	$2,224,216	$2,269,966

NOTE 6. OTHER ACCRUED LIABILITIES

Accrued liabilities consisted of the following:
	March 31, 2014 (Unaudited)	December 31, 2013
Payroll liabilities	$2,133,452	$1,890,245
Professional fees	10,000	10,000
Accrued legal claims payable	260,934	354,684
Accrued cash true-up from conversion	353,873	353,873
Accrued interest on debenture	34,260	31,133
GTC acquisition payable	75,000	75,000
Other	52,667	80,092
OTHER ACCRUED LIABILITIES	$2,920,186	$2,795,027

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following:
	March 31, 2014 (Unaudited)	December 31, 2013
Unsecured promissory notes	$5,997,030	$5,997,030
Unsecured short-term promissory notes	150,000	150,000
Convertible notes payable	267,000	267,000
Accrued interest	3,194,509	3,087,053
NOTES PAYABLE	$9,608,539	$9,501,083

At March 31, 2014 and December 31, 2013, notes payable included two unsecured promissory notes aggregating $5,997,030 with no stated interest rate or terms of repayment.  The Company has accrued interest at 7% per annum on both notes since their inception and includes the notes in current liabilities.

On February 1, 2013, the Company issued a $100,000 75-day unsecured 10% promissory note to an individual investor for funds received. On March 18, 2013, the Company issued a $50,000 60-day unsecured 12% promissory note to the same investor for funds received. The Company issued 2 million common shares to the investor as an inducement for the loans, which was amortized as financing fees. As of March 31, 2014, the Company is in default and has not repaid these notes.

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

On July 25, 2013, the Company filed a lawsuit against La Jolla Cove Investors, Inc. in the United States District Court for the Northern District of California relating to the finance documents entered into by the Company and La Jolla in January 2012. In the lawsuit, the Company alleges breach of contract and other causes of action. The Company has reclassified the convertible notes payable from long-term to current notes payable and continues to accrue interest at the stated interest rate and amortize the deferred financing costs.

NOTE 8.  DERIVATIVE LIABILITIES

The Company accounts for derivative instruments at fair value. Gains and losses from changes in the fair value of derivatives are recognized in interest expense. The Company’s derivative instruments consist of stock warrants that contained anti-dilution provisions that were issued with certain debt and equity financings. During 2013, all financial instruments that gave rise to the derivative liabilities expired.

Warrants

In the past, the Company entered into financing agreements for convertible promissory notes and stock purchase agreements, which included Class A and Class B warrants. Both Class A and Class B warrants contained anti-dilution rights and were considered to be derivative liabilities under U.S. GAAP. All of the Class A and Class B warrants expired during 2013. Beginning in 2010, the Company entered into new stock purchase agreements and issued an aggregate of 9,677,167 warrants under the 2010 and 2011 stock purchase agreements. Warrants issued under the 2010 and 2011 stock purchase agreements have no anti-dilution rights and are not considered derivative liabilities. All warrants and purchase rights have 3-year terms and are exercisable for a purchase price of $0.21 per share.

The following table summarizes certain information about the Company’s warrants and purchase rights:

	Warrants	Average
	& Purchase Rights	Exercise Price
Outstanding at December 31, 2013	18,628,235	$0.21
Warrants Granted	0	0
Warrants Expired	(2,333,334)	0.21
Outstanding at March 31, 2014	16,294,901	$0.21

The warrants outstanding and exercisable at March 31, 2014 and December 31, 2013 had no intrinsic value. All warrants were fully exercisable and there was no unamortized cost to be recognized in future periods.

NOTE 9. LITIGATION AND CONTINGENCIES

In the ordinary conduct of business, we are subject to periodic lawsuits, investigations and litigation claims, which we account for where appropriate. We cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against us.  As of the date hereof, we had the following material contingencies:

Brio Capital

Brio Capital, the holder of a warrant, filed an action against us on February 25, 2011 in the New York Supreme Court, County of New York, for the issuance of approximately 6.2 million shares of common stock upon the exercise of certain warrants. The Court granted a non-final Summary Judgment Order on a portion of the action in favor of Brio in December 2011 requiring us, among other things, to issue 6.2 million shares of common stock. We have issued the shares required by the Court order. We also entered into a settlement agreement to pay $57,661 in legal fees as required by the Court order, which has been satisfied. We reached a settlement with Brio resolving all remaining matters. Under the terms of the settlement, we are required to issue a number of shares of common stock in twelve (12) monthly installments equal to $31,250 divided by the average of the closing bid prices of our common stock for the last three (3) trading days of the month immediately preceding the month in which the shares are due to be issued. Pursuant to the Court’s Section 3(a) (10) approval, the shares of common stock issued to Brio shall be freely tradeable upon issuance. All shares issued are subject to a leak-out provision contained in the settlement agreement. The Company issued its final share settlement payment to Brio in May 2014.

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

Common Stock

The Company recognizes the cost of the common stock issued to directors, officers, and employees as compensation expense at the closing market price on the grant date. All common stock awards are fully vested on the date of grant, therefore there is no unrecognized compensation associated with these awards. During the three-months ended March 31, 2014, there were no share-based compensation awards of common stock.

Restricted Stock

Awards of restricted stock are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. Prior to vesting, ownership of the restricted stock cannot be transferred. The restricted stock has the same voting rights as the common stock. The Company recognizes the grant date fair value of restricted stock awards ratably over the vesting period as compensation expense based upon the stock’s closing market price on the vest date. Restricted stock that vested during the three-months ended March 31, 2014 totaled $95,200.  There is approximately $24,000 in unrecognized compensation relating to unvested restricted stock at March 31, 2014.

Stock Options

The Company has issued stock options at exercise prices equal to the Company’s common stock market price on the date of grant with contractual terms of three to seven years. Historically, the stock options were fully vested and expensed as compensation on the grant date. During 2010, the Company began issuing stock options with vesting schedules and such stock options are generally subject to forfeiture if employment terminates prior to vesting. During the three-months ended March 31, 2014, the Company awarded 37 million fully-vested options totaling $370,000 as retention bonuses; 400,000 fully-vested options totaling $2,934 as directors’ fees; and issued 3 million options totaling $22,006 to consultants. The fair value of options issued in a previous period that vested during the quarter were $33,993. At March 31, 2014, there is approximately $45,000 in unrecognized compensation expense relating to unvested stock options.

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

The following table summarizes information about stock options outstanding and exercisable at March 31, 2014:

	Options Outstanding and Exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual terms (years)	Weighted Average Exercise price
$.0083	3,400,000	3.00	$.0083
.0096	12,000,000	6.76	.0096
.010	37,000,000	6.91	.010
.011	400,000	2.62	.011
.013	40,355,693	6.49	.013
.015	11,000,000	5.51	.015
.016	250,000	1.93	.016
.017	2,000,000	5.86	.017
.021	250,000	2.12	.021
.023	22,316,667	5.62	.023
.024	12,000,000	6.33	.024
.028	400,000	2.33	.028
.045	4,444,444	0.10	.045
.075	7,750,000	4.00	.075
.080	1,500,000	0.02	.080
.090	2,916,667	0.02	.090
	157,983,471	5.80	$.020

No options were in-the-money on March 31, 2014.

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

Certain income and expenses are recognized in different periods for tax and financial reporting purposes. The items that give rise to these temporary differences at the Company consist of its NOL carryforwards and the related valuation allowances.  The resulting deferred tax assets and liabilities consist of the tax effects (computed at 15%) of the temporary differences and are listed below:

	March 31, 2014	2014 Changes	December 31, 2013
Deferred tax assets:
Net operating loss carry-forwards	$18,414,667	$168,757	$18,245,910
Valuation allowance	(18,414,667)	(168,757)	(18,245,910)
Net deferred tax asset	$—	$—	$—

A reconciliation of income benefit provided at the federal statutory rate of 15% to income tax benefit is as follows:

	March 31, 2014	March 31,2013
Income tax benefit computed at federal statutory rate	$(168,757)	$(77,562)
Deferred income taxes	168,757	77,562
	$—	$—

The Company also had net operating loss carry-forwards of its predecessor, related to its reincorporation and reorganization under the Internal Revenue Code, available to offset future taxable income.  These NOL carryforwards total approximately $81,429,083 and expire at various dates through 2022.

The Company operated in multiple tax jurisdictions within the United States of America.  Although management does not believe that the Company is currently under examination in any major tax jurisdiction in which it operates other than for the issues with the IRS as described in Note 15, the Company remains subject to examination in all of those tax jurisdictions until the applicable statute of limitations expire.  As of March 31, 2014, 2008 and subsequent tax years remain subject to examination by the Internal Revenue Service (“IRS”) and in the Company’s major state tax jurisdictions.  The Company does not expect to have a material change to unrecognized tax positions within the next twelve months.

NOTE 12. PER SHARE INFORMATION:

Basic earnings per share (“Basic EPS”) of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding. U.S. GAAP requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Consolidated Statements of Operations. There were no dilutive common stock equivalents.
	Three-Months Ended March 31,
	2014	2013
Numerator:
Net loss from continuing operations	$(1,120,890)	$(542,640)
Net income (loss) from discontinued operations	$(4,157)	$25,560
Denominator:
Weighted-average common shares outstanding	579,797,908	489,871,669
Dilutive effect of stock warrants and stock options	0	0
Weighted-average common shares outstanding, assuming dilution	579,797,908	489,871,669
Net loss per share:
Basic and diluted for continuing operations	$(0.00)	$(0.00)
Basic and diluted for discontinued operations	$(0.00)	$(0.00)

NOTE 13. SUBSEQUENT EVENTS

On May 1, 2014, the Company’s stock began trading on the OTC Pink Marketplace.

On May 5, 2014 (the “Closing Date”), World Surveillance Group Inc. (the “Company”) entered into a Securities Exchange Agreement (the “Agreement”) by and among the Company, Lighter Than Air Systems Corp. (“LTAS”), and Drone Aviation Corp. (“Drone”)  pursuant to which the Company exchanged 100% of the outstanding shares of capital stock of LTAS for a cash payment of $335,000 and 10,000,000 shares of common stock, par value $0.0001 per share, of Drone (the “Shares”).  WSGI signed a Lock-Up Agreement that includes restrictions on the sale of the Shares by WSGI for a fifteen-month period following the Closing Date, although WSGI will be able to sell a certain volume of shares in the thirteenth through fifteenth month following the Closing Date.  Following the Closing Date, the Company will focus on its Argus airship program which is currently being worked on by the Ohio Lighter Than Air UAS Consortium created by the Company and several other companies in August 2013 and the business of our Global Telesat Corp. (“GTC”) subsidiary.

As of the Closing Date, Felicia Hess, Kevin Hess and Dan Erdberg have each terminated his or her employment agreements with the Company. As part of the transaction, the Hesses waived certain bonuses, options and accrued wages owing to them from the Company. Effective as of the Closing Date, Felicia Hess resigned as a director of WSGI.

On May 5, 2014, the Company entered into a Securities Purchase Agreement (the “SPA”) for the sale and purchase of $150,000 of common stock, par value $0.00001 per share, of the Company (the “Common Stock”) at a purchase price of $0.007 per share.  Pursuant to the SPA, in addition to shares of Common Stock, the purchaser received (i) a right of first refusal on certain future financings, (ii) piggyback registration rights and (iii) certain anti-dilution rights.

On May 5, 2014, the Company also entered into a non-binding term sheet for a registered direct offering of up to $1,000,000 (the “Offering”) of Common Stock with an investor. The Offering is subject to, among other things, the filing and effectiveness of a Registration Statement under the Securities Act of 1933, as amended, registering the shares of Common Stock sold in the Offering and the parties’ agreement to the price per share, which has not been negotiated by the parties, prior to the time the Company’s Registration Statement goes effective.

On May 5, 2014, the Company also simultaneously entered into two Consulting Agreements to assist the Company with restructuring its balance sheet and identifying potential acquisition targets for the Company. The Company issued an aggregate of 15,000,000 shares of Common Stock in connection with such Agreements.

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

Growth and percentage comparisons made herein generally refer to the three and nine months ended March 31, 2014 compared with the three months ended March 31, 2013 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company” and similar expressions are references to World Surveillance Group Inc. and, depending on the context, its subsidiaries.

General

We design, develop, market, and sell, autonomous lighter-than-air (LTA) unmanned aerial systems (UAS) designed to carry payloads that provide semi-persistent intelligence, surveillance and reconnaissance (ISR), security and/or wireless communications from air to ground solutions at low and mid altitudes.  Our business focuses primarily on the design and development of innovative UAS that provide situational awareness and other communications capabilities via the integration of wireless capabilities and customer payloads.  Our airships when integrated with cameras, electronics systems and other high technology payloads, are designed for use by government-related and commercial entities that require real-time ISR or communications support for military, homeland defense, border control, drug interdiction, natural disaster relief, maritime and environmental missions.

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

Through our wholly owned subsidiary Lighter Than Air Systems Corp. (LTAS), we provide critical aerial and land-based surveillance and communications solutions to government and commercial customers. LTAS systems are designed and developed in-house utilizing proprietary technologies and processes that result in compact, rapidly deployable aerostat solutions and mast-based systems.  The LTAS systems have been proven to fulfill critical requirements of the military and law enforcement in the U.S. and internationally. On May 5, 2014, the Company exchanged 100% of the outstanding stock of LTAS for a cash payment of $335,000 and 10,000,000 shares of common stock of Drone Aviation Corp. For purposes of this Form 10-Q, the Company’s financial statements reflect the accounts and operations of LTAS as discontinued operations.

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

On May 5, 2014, the Company exchanged 100% of the outstanding stock of LTAS for a cash payment of $335,000 and 10,000,000 shares of common stock of Drone Aviation Corp. For purposes of this Form 10-Q, the Company’s financial statements reflect the accounts and operations of LTAS as discontinued operations. As a result of the LTAS sale and the related transactions, WSGI now has capital to run its business in the near term and to refocus our efforts on our Argus One program and GTC’s business. Also the shares of Drone received by the Company as purchase price in the sale of LTAS are now a significant asset and could become more valuable based on the value of the Drone common stock going forward, which will be partly a result of the success of LTAS.

Our current principal office is at State Road 405, Building M6-306A, Room 1400, Kennedy Space Center, FL 32815, and our telephone number at that location is (321) 452-3545.  Our internet address is www.wsgi.com.   Information contained on our website is not a part of this report and the inclusion of our website address in this report is an inactive textual reference only.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

Revenues. Revenues for the three months ended March 31, 2014 were $331,153 compared to $454,877 for the three months ended March 31, 2013 reflecting a decrease of $123,724 or 27.2%. Revenues during the three-months ended March 31, 2013 included the sale of a BiB aerostat system by GTC for $302,703. Revenues for the same period of 2014 were primarily derived from increased GTC website sales reflecting an increase of $178,979 or 118% compared to the same period during 2013.

Cost of Sales. The cost of sales for the three months ended March 31, 2014 was $302,549 compared to $322,669 for the three months ended March 31, 2013 reflecting a decrease of $20,120 or 6.2%. The lower cost of sales as a percentage of net sales and therefore larger gross profit during the first quarter of 2013 is attributed primarily to the BiB aerostat system sold by GTC during the period.

Operating Expenses. Operating expenses consist primarily of compensation, professional fees, research and development, as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, depreciation and amortization and other general corporate expenses. Operating expenses for the three months ended March 31, 2014 were $1,035,432 compared to $503,486       for the three months ended March 31, 2013. The increase of $531,946, or 105.7%, resulted primarily from increases in general and administrative expenses of $484,696 and professional fees of $47,386 compared to the first quarter of 2013. The $484,696 increase in general and administrative expense during the first quarter of 2014, is primarily attributed to share-based compensation awarded or vested which totaled $502,127 during the quarter as compared to $21,824 for the same period of 2013. The $47,386 increase in professional fees during the three months ended March 31, 2014 reflect higher legal and consultant fees incurred than during the same period of 2013.

Loss From Operations. The loss from operations of $1,006,828 for the three months ended March 31, 2014 compares to an operating loss of $371,278 for the three months ended March 31, 2013. The increased loss of $635,550 or 171.2%, is primarily attributable to the increased operating expenses and in particular the share-based compensation during the three months ended March 31, 2014, described above.

Net Other Income (Expense). Net other expense totaled $114,062 for the three months ended March 31, 2014 compared to net other expense of $171,363 for the three months ended March 31, 2013. Net other expenses for the three months ended March 31, 2013 included $21,597 loss from conversion agreement true-up which is no longer being incurred in 2014. The increased interest expense during the period ended 2013 also includes a $34,400 share-based incentive to obtain debt financing during the period.

Net Loss from Continuing Operations.  The net loss from continuing operations of $1,120,890 for the three months ended March 31, 2014 compared to net loss of $542,640 for the three months ended March 31, 2013, or an increased net loss of $578,250, which resulted from the increased operating expenses and reduced gross profit margins during the three months ended March 31, 2014, as described above.

Liquidity and Capital Resources

Assets. Our cash balance was $56,286 at March 31, 2014 compared to $8,907 at December 31, 2013, reflecting an increase of $47,379.   Accounts receivable decreased $24,385 at March 31, 2014 compared to March 31, 2013 reflecting a higher volume of credit card sales from the GTC internet website. Total assets at March 31, 2014 including the discontinued operations were $3,493,071 compared to $3,463,924 at December 31, 2013, an increase of $29,147 or 0.8%.

Liabilities. At March 31, 2014, we had total current liabilities including the discontinued operations of $17,334,571 compared to $16,960,024 at December 31, 2013, an increase of $374,547 or 2.2%. This increase is primarily attributable to the $96,747 increase in accounts payable and $107,456 increase in other accrued liabilities at March 31, 2014.

Cash Flows. Net cash used by operating activities in continuing operations during the three-months ended March 31, 2014 was $20,157 compared to net cash used by operating activities of $260,839 for the same period in 2013, a decrease of $240,682, primarily reflecting the $299,260 difference in accounts receivable attributed primarily to the invoicing of the BiB aerostat system during the first quarter of 2013 and its subsequent collection.

There were no cash flows from investing activities from continuing operations for the three months ended March 31, 2014 and 2013.

Net cash provided by financing activities in continuing operations was $65,000 and $215,000 during the first three months of 2014 and 2013, respectively, reflecting a decrease of $150,000 or 69.8%. During the three-months ended March 31, 2014 and 2013, we received $65,000 in proceeds from the sale of common stock. During the three-months ended March 31, 2013, we also received $150,000 from the issuance of two short-term unsecured promissory notes.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $1,006,828 for the three months ended March 31, 2014. The Company also had a working capital deficit of $16,892,497 and total stockholders’ deficit of $13,841,500, as well as an accumulated deficit of $153,537,604 at March 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its UAS, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiaries’ businesses. The Company’s business plan, which if successfully implemented, will allow it to sell  UAS and other products for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for at least the next several quarters.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our aerostats, Argus One airship, and our subsidiaries’ products to generate revenues from customers.  While we have not sold any of our Argus One airships, we are already generating revenue from our subsidiaries’ product. The costs associated with our strategic plan are variable and contingent on our ability to raise capital or generate revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We are currently in litigation with La Jolla Cove Investors and do not expect any future funding under those agreements. We continue to have discussions with various entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least the next several quarters, if we are not able to do so and if we are not able to generate sufficient revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved, if significant unanticipated damaging events occur, or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

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

Please refer to our Note 1 of our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, and our Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013 and Note 1 of our consolidated financial statements contained therein for a more complete discussion of our critical accounting policies and use of estimates.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Brio Capital

Brio Capital, the holder of a warrant, filed an action against us on February 25, 2011 in the New York Supreme Court, County of New York, for the issuance of approximately 6.2 million shares of common stock upon the exercise of certain warrants. The Court granted a non-final Summary Judgment Order on a portion of the action in favor of Brio in December 2011 requiring us, among other things, to issue 6.2 million shares of common stock. We have issued the shares required by the Court order. We also entered into a settlement agreement to pay $57,661 in legal fees as required by the Court order, which has been satisfied. We reached a settlement with Brio resolving all remaining matters. Under the terms of the settlement, we are required to issue a number of shares of common stock in twelve (12) monthly installments equal to $31,250 divided by the average of the closing bid prices of our common stock for the last three (3) trading days of the month immediately preceding the month in which the shares are due to be issued. Pursuant to the Court’s Section 3(a) (10) approval, the shares of common stock issued to Brio shall be freely tradeable upon issuance. All shares issued are subject to a leak-out provision contained in the settlement agreement. The Company issued its final share settlement payment to Brio in May 2014.

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

We need to raise significant additional capital in order to meet our cash requirements to fully implement our business plan and continue our operations during the next twelve months.  At March 31, 2014, we had $56,286 in cash and negative working capital of $16,892,497             and for the three months ended March 31, 2014, we had a net loss of $1,125,047.  We expect to use the funds raised, if any, to expand and accelerate our sales capabilities and research and development efforts, increase our manufacturing facilities, acquire complimentary technology, companies or personnel, hire additional personnel, implement additional corporate governance measures, attract independent board members and for other operating activities.  We will, as we deem necessary and prudent, continue to seek to raise additional capital through various financing alternatives, including the private or public sale of equity or debt securities, bank financing or corporate partnering arrangements. We do not have any firm commitments for additional capital from third parties or from our officers, directors or shareholders.  We are currently in litigation with La Jolla Cove Investors and do not expect any future financing under those agreements. Although our officers and directors or their affiliates have in the past provided us with or helped us obtain capital, they are not legally bound to do so.  We may not be able to raise additional capital on terms acceptable to us or at all.   In order to attract new investors and raise additional capital, we may be forced to provide rights and preferences to new investors that are not available to current stockholders and that may be adverse to existing investors.  If we do not receive adequate additional financing on terms satisfactory to us on a timely basis, or at all, we would not be able to meet our cash payment obligations or fully implement our business plan.  We would likely also have to delay, curtail, scale back or terminate some or all of our operations that could hurt our future performance, prematurely sell some or all of our assets on undesirable terms, merge with or be acquired by another company on unsatisfactory terms, or possibly shut down our operations.

We have a history of operating losses that we anticipate will continue for the foreseeable future.

We have a history of losses from operations and we anticipate that for the foreseeable future, we will continue to experience losses from operations.  Those losses have resulted principally from costs incurred from general and administrative expenses and professional fees associated with our business.  We had net losses from operations of $1,006,828 for the three months ended March 31, 2014; $2,733,084 for the year ended December 31, 2013; and $4,541,587 during 2012.  Our accumulated deficit at March 31, 2014 was $153,537,604.  We expect to continue to incur net losses from operations for at least the next several quarters as we continue to develop and seek to commercialize our products.

We have incurred substantial indebtedness and may be unable to service our debt.

Our total indebtedness at March 31, 2014 was $17,334,571.  A portion of such indebtedness reflects judicial judgments against us that could result in liens being placed on our bank accounts or assets.   We are continuing to review our ability to reduce this debt level due to the age and/or settlement of certain payables but we may not be able to do so.  This level of indebtedness could, among other things:

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

The development of LTA UAS is a costly, complex and time-consuming process, and the investment in product development often involves a long wait until a return, if any, is achieved on such investment.  We continue to make significant investments in research and development relating to our airships and our other businesses.  Investments in new technology and processes are inherently speculative. We also now rely on the UAS Ohio Consortium for the development of our Argus One airship. We have experienced numerous setbacks and delays in our research and development efforts and may encounter further obstacles in the course of the development of additional technologies and products.  We may not be able to overcome these obstacles or may have to expend significant additional funds and time. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, may substantially increase the costs of development, and may negatively affect our results of operations.

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

Although we have sold our GTC products, we have not yet sold any of our Argus One airships in the commercial marketplace.  Our success in the market for the products we develop will depend largely on our ability to prove our products’ capabilities.  Upon demonstration, our airships and other products may not have the capabilities they were designed to have or that we believed they would have.  Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with a larger, more established, more proven company than us. Moreover, competing products may prevent us from gaining wide market acceptance of our products.  Significant revenue from new product investments may not be achieved for a number of years, if at all.

Our potential customers are likely to be government or government-related entities that are subject to appropriations by Congress and reduced funding for defense procurement and research and development programs would likely adversely impact our ability to generate revenues.

We anticipate that the majority of our revenue (for our airships and GTC products other than GTC website and Amazon storefront sales) at least in the foreseeable future will come from U.S. government and government-related entities, including both the Department of Defense and other departments and agencies.  Government programs that we may seek to participate in and contracts for LTA UAS or the construction of satellite ground stations must compete with other programs for consideration during Congress’ budget and appropriations hearings, and may be affected by changes not only in political power and appointments but also general economic conditions and other factors beyond our control.  Reductions, extensions or terminations in a program that we are seeking to participate in or overall defense or other spending could adversely affect our ability to generate revenues and realize any profits.  We cannot predict whether potential changes in security, defense, communications and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact our ability to generate revenues.

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

We compete with companies that have significantly more resources than us and already have received government contracts for the development of UAS.

A number of our competitors have received considerable funding from government or government-related sources to develop and build a mid- or high-altitude UAS.  Most of these organizations and many of our other competitors have greater financial, technical, manufacturing, marketing and sales resources and capabilities than we do.  Our products will compete both with not only tethered aerostats and other LTA UAS, but also with heavier-than-air fixed wing aircraft, manned aircraft, communications satellites and balloons.  We anticipate increasing competition as a result of defense industry consolidation, which has enabled companies to enhance their competitive position and ability to compete against us.  In addition, other companies may introduce competing aerostats, airships or solutions based on alternative technologies that may adversely affect our competitive position.  As a result, our products may become less or non-competitive or obsolete.  If we are not able to compete successfully against our current and future competitors, we may fail to generate revenues and our financial condition would be adversely affected.

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

We develop and sell products where insurance or indemnification may not be available, including:

•
Designing and developing products using advanced and unproven technologies and airships in intelligence and homeland security applications that are intended to operate in high demand, high risk situations; and

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

For our business to be successful, we need to attract and retain highly qualified technical, management and sales personnel.  As of May 6, 2014, we together with our subsidiaries employed four employees and we rely heavily on outside partners and contractors in certain areas.  The failure to recruit additional key personnel when needed with specific qualifications and on acceptable terms or to retain good relationships with our partners might impede our ability to continue to develop, commercialize and sell our products.  To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees.  The loss of any members of our management team may also delay or impair achievement of our business objectives and result in business disruptions due to the time needed for their replacements to be recruited and become familiar with our business.  We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

The control deficiencies in our internal control over financial reporting may until remedied cause errors in our financial statements or cause our filings with the SEC to not be timely.

We have identified control deficiencies in our internal control over financial reporting as of the evaluation done by management as of March 31, 2014, including those related to (i) an ineffective global control environment such that control deficiencies in various other components of internal control could lead the auditor to conclude that a significant deficiency or material weakness exists in the control environment, (ii) absent or inadequate segregation of duties within a significant account or process, (iii) inadequate documentation of the components of internal control, and (iv) inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs.  If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the consolidated financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with GAAP for each of the periods presented.  We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud.  We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

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

The market price of our common stock has historically been, and we expect it to continue to be, volatile.  The price of our common stock has ranged from between $0.0075 to $0.32 from January 1, 2010 to March 31, 2014.  In addition to the extremely volatile nature of the stock market, our stock price has been affected by our own public announcements regarding such things as acquisitions or sales, financings and product development.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance which include among others individual stockholder market transactions, stock market fluctuations, general economic, political and overall global market conditions, such as recessions, interest rates or international currency fluctuations, in addition to market conditions in our industry. Consequently, events both within and beyond our control may adversely affect the market price and liquidity of our common stock.

Sales of substantial amounts of our common stock in the public market could harm the market price of our common stock.

The sale of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares.  As of March 21, 2014, we had 710 registered stockholders and many more beneficial holders, most of whom have held their shares for the required holding periods under Rule 144 promulgated pursuant to the Securities Act and thus would hold freely tradable shares.  The shares that were issued pursuant to conversions under the convertible debenture are freely tradable; 50 million shares were registered with the SEC and any additional shares are freely tradable pursuant to Rule 144 promulgated pursuant to the Securities Act, and such selling stockholder is not subject to a lock-up agreement. If such shares are sold, or if it is perceived they will be sold, the trading price of our common stock could decline. Because investors may be more reluctant to purchase shares of our common stock following substantial sales or issuances, the resale of these shares of common stock could impair our ability to raise capital in the near term.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, we issued an aggregate of 26,129,990 shares of Common Stock for investment related activities, legal settlements and for services rendered to us from consultants and partners. Of the aggregate shares issued, 5,000,000 shares, or 19.1% were issued to insiders and affiliates, as restricted securities under an exemption provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D, Rule 506, promulgated under the Securities Act of 1933. Common Stock issuances were valued at prices based on the closing market prices on the date the Board of Directors authorized the issuances.

Item 6.  Exhibits

Exhibits	Description

3.1	Amended and Restated Certificate of Incorporation (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2013 and incorporated herein by reference)
10.1
First Amendment to Agreement by and among World Surveillance Group Inc., Lighter Than Air Systems  Corp., Felicia Hess and Kevin Hess dated December 31, 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 7, 2014 and incorporated herein by reference)

10.2
Agreement by and among World Surveillance Group Inc., Lighter Than Air Systems Corp., Felicia Hess and Kevin Hess dated December 31, 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 7, 2014 and incorporated herein by reference)

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

Dated: May 15, 2014

WORLD SURVEILLANCE GROUP INC.

By: /s/ W. Jeffrey Sawyers
Name: W. Jeffrey Sawyers
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

30

Index to Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on July 31, 2013 and incorporated herein by reference)
10.1
First Amendment to Agreement by and among World Surveillance Group Inc., Lighter Than Air Systems  Corp., Felicia Hess and Kevin Hess dated December 31, 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 7, 2014 and incorporated herein by reference)

10.2
Agreement by and among World Surveillance Group Inc., Lighter Than Air Systems Corp., Felicia Hess and Kevin Hess dated December 31, 2013 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 7, 2014 and incorporated herein by reference)

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