Form 10-Q
period 2014-06-30
World Surveillance Group Inc.
filed 2014-08-19
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2014
or
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

As of August 8, 2014, there were 739,126,430 shares of the registrant's Common Stock outstanding.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)	(Restated)
CURRENT ASSETS
Cash	$124,057	$8,907
Accounts receivable	78,307	59,651
Accounts receivable from related party	46,102	59,833
Inventory	82,510	-
Prepaid expenses	38,940	38,940
Current assets – discontinued operations	-	194,407
TOTAL CURRENT ASSETS	369,916	361,738

PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $584,170 and $492,670, at June 30, 2014 and December 31, 2013, respectively.	2,178,466	2,269,966

OTHER NONCURRENT ASSETS
Available-for-sale securities	9,000,000	-
Deferred financing costs	12,060	22,398
Other assets – discontinued operations	-	809,822
TOTAL NONCURRENT ASSETS	9,012,060	832,220
TOTAL ASSETS	$11,560,442	$3,463,924

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$4,405,956	$4,520,662
Notes payable	9,659,193	9,501,083
Other accrued liabilities	2,960,248	2,795,027
Current liabilities – discontinued operations	-	143,252
TOTAL CURRENT LIABILITIES	17,025,397	16,960,024

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.00001 par value, 1,000,000,000 shares authorized; 751,126,430 shares and 681,127,043 shares issued; and 739,126,430 shares and 669,127,043 shares outstanding at June 30, 2014 and December 31, 2013, respectively.	7,391	6,691
Additional paid-in capital	140,024,845	138,909,766
Accumulated other comprehensive income	8,921,000	-
Accumulated deficit	(154,418,191)	(152,412,557)
TOTAL STOCKHOLDERS' DEFICIT	(5,464,955)	(13,496,100)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,560,442	$3,463,924

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2014	2013	2014	2013
		(Restated)		(Restated)
REVENUES
Net sales	$498,252	301,605	829,405	763,482
Cost of sales	325,381	169,930	627,930	499,599
Gross profit	172,871	131,675	201,475	263,883

COSTS AND EXPENSES:
General and administrative	301,319	444,675	1,166,831	825,491
Professional fees	142,387	151,006	266,557	227,790
Depreciation expense	45,750	45,750	91,500	91,500
Research and development	-	164	-	300
TOTAL EXPENSES	489,456	641,595	1,524,888	1,145,081
LOSS FROM OPERATIONS	(316,585)	(509,920)	(1,323,413)	(881,198)
OTHER INCOME (EXPENSE)
Loss from conversion agreement true-up	-	(211,785)	-	(233,382)
Change in fair value of derivative liabilities	-	63	-	363
Interest expense, net	(118,145)	(118,450)	(232,207)	(268,516)
NET OTHER INCOME (EXPENSE)	(118,145)	(330,172)	(232,207)	(501,535)
NET LOSS FROM CONTINUING OPERATIONS	(434,730)	(840,092)	(1,555,620)	(1,382,733)
Net income (loss) from discontinued operations	(2,674)	(280)	(6,831)	25,280
Loss on sale of discontinued operations	(443,183)	-	(443,183)	-
NET LOSS	(880,587)	(840,372)	(2,005,634)	(1,357,453)
Other comprehensive income	8,921,000	-	8,921,000	-
TOTAL COMPREHENSIVE INCOME (LOSS)	$8,040,413	(840,372)	6,915,366	(1,357,453)

PER COMMON SHARE DATA (Note 13)
NET LOSS PER SHARE:
Basic and Diluted from continuing operations	$(0.00)	(0.00)	(0.00)	(0.00)
Basic and Diluted from discontinued operations	$(0.00)	(0.00)	(0.00)	(0.00)
WEIGHTED AVERAGE SHARES:
Basic and Diluted	606,649,882	494,620,984	704,090,708	584,918,220

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF TOTAL STOCKHOLDERS’ DEFICIT (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014

			ADDITIONAL
	COMMON STOCK		PAID-IN
Description	SHARES	AMOUNT	CAPITAL
BALANCE, DECEMBER 31, 2013	669,127,043	$6,691	$138,909,766
Shares issued for cash	27,928,571	280	214,720
Shares issued for legal settlement	23,137,584	232	213,542
Shares issued for services	18,933,232	188	159,051
Fair value of vested shares issued as share-based compensation as share-based compensation	-	-	95,200
Fair value of options issued for services	-	-	22,006
Fair value of vested options previously issued as share-based compensation	-	-	33,993
Fair value of vested options issued for employee and directors’ compensation	-	-	376,567
Net loss	-	-	-
BALANCE, JUNE 30, 2014	739,126,430	$7,391	$140,024,845

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF TOTAL STOCKHOLDERS’ DEFICIT (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014

	ACCUMULATED
	OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
Description	INCOME	DEFICIT	DEFICIT
BALANCE, DECEMBER 31, 2013	$-	$(152,412,557)	$(13,496,100)
Shares issued for cash	-	-	215,000
Shares issued for legal settlement	-	-	213,774
Shares issued for services	-	-	159,239
Fair value of vested shares issued as share-based compensation	-	-	95,200
Fair value of options issued for services	-	-	22,006
Fair value of vested options previously issued as share-based compensation	-	-	33,993
Fair value of vested options issued for employee and directors’ compensation	-	-	376,567
Net loss	-	(2,005,634)	(2,005,634)
Other comprehensive income	8,921,000	-	8,921,000
BALANCE, JUNE 30, 2014	$8,921,000	$(154,418,191)	$(5,464,955)

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES IN CONTINUING OPERATIONS:
Net loss	$(2,005,634)	$(1,357,453)
Adjustments to reconcile net loss to net cash used by operating activities in continuing operations:
Depreciation expense	91,500	91,500
Share-based compensation	505,760	43,231
Loss on conversion of debt	-	233,382
Change in fair value of derivative liabilities	-	(363)
Loan interest capitalized to debt	208,110	230,429
Amortized deferred financing costs	10,338	10,338
Shares issued as inducement for loans	-	34,400
Net loss from discontinued operations	6,831	-
Loss on sale of discontinued operations	443,183	-
Change in operating assets and liabilities:
Accounts receivable	(18,657)	(31,538)
Accounts receivable from related party	13,731	-
Inventories	(82,510)	-
Prepaid expenses	-	7,194
Current assets of discontinued operations	-	26,021
Deposits	-	50,000
Accounts payable	73,503	(330,985)
Other accrued liabilities	378,995	743,084
Deferred revenues	-	(7,500)
Current liabilities of discontinued operations	-	148,699
NET CASH USED BY OPERATING ACTIVITIES IN CONTINUING OPERATIONS	(374,850)	(109,561)
INVESTING ACTIVITIES:
Proceeds from sale of LTAS, net of professional fees	325,000	-
NET CASH PROVIDED BY INVESTING ACTIVITIES IN CONTINUING OPERATIONS	325,000	-
FINANCING ACTIVITIES:
Payment on LTAS acquisition payable	-	(110,000)
Proceeds from notes payable	-	150,000
Payoff of notes payable	(50,000)	-
Proceeds from sale of common stock	215,000	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES IN CONTINUING OPERATIONS	165,000	140,000
NET CASH PROVIDED BY CONTINUING OPERATIONS	115,150	30,439
CASH BALANCE, BEGINNING OF PERIOD	8,907	49,343
CASH BALANCE, END OF PERIOD	$124,057	$79,782

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$3,668
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of long-term convertible notes payable to current notes payable	-	267,000
Common stock issued for services	159,239	130,250
Common stock issued for settlements	213,774	130,250
Fair value of vested options issued for services	22,006	-
Proceeds from sale of LTAS - available-for-sale securities	79,000	-
Common stock issued for convertible debt conversions	-	76,339
Common stock issued for acquisition	-	672,500
LTAS acquisition payable	-	140,000

See accompanying notes to condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

DESCRIPTION OF BUSINESS

World Surveillance Group Inc. (the “Company”) designs, develops, markets and sells autonomous lighter-than-air (LTA) unmanned aerial systems (UAS) designed to carry payloads that provide semi-persistent intelligence, surveillance and reconnaissance (ISR), security and/or wireless communications from air to ground solutions at low and mid altitudes.  The Company’s business focuses primarily on the design and development of innovative UAS that are designed to provide situational awareness and other communications capabilities via the integration of wireless capabilities and customer payloads. The Company’s airships, when integrated with cameras, electronics systems and other high technology payloads, are designed for use by government-related and commercial entities that require real-time ISR or communications support for military, homeland defense, border control, drug interdiction, natural disaster relief, maritime and environmental missions.

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

On May 5, 2014, the Company exchanged 100% of the outstanding stock of its wholly-owned subsidiary Lighter Than Air Systems Corp. (LTAS) for a cash payment of $335,000 and 10,000,000 shares of common stock of Drone Aviation Corp. (DAC), a privately-held company. For purposes of this Form 10-Q, the Company’s financial statements reflect the accounts and operations of LTAS as discontinued operations.

On June 3, 2014, 100% of the outstanding capital stock of Drone Aviation Corp. was exchanged for capital stock of Drone Aviation Holding Corp., a publicly-held entity, and the 10,000,000 common shares of DAC held by the Company were exchanged for 10,000,000 shares of Series D Convertible Preferred Shares of Drone Aviation Holding Corp.

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

The condensed consolidated balance sheet information as of December 31, 2013 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended December 31, 2013. These interim condensed consolidated financial statements should be read in conjunction with the Company’s most recently audited financial statements and the notes thereto included in such above referenced Annual Report on Form 10-K.

RECLASSIFICATIONS

Certain 2013 amounts have been reclassified to conform to the 2014 presentation.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, the Company incurred a loss from continuing operations of $434,730 for the six months ended June 30, 2014. The Company also had a working capital deficit of $16,655,481 and total stockholders’ deficit of $5,464,955, as well as an accumulated deficit for $154,418,191 at June 30, 2014.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its UAS, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiary’s business. The Company’s business plan, which if successfully implemented, will allow it to sell UAS and other products for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue at least for the next several quarters.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our Argus One airship, and our subsidiary’s products to generate revenues from customers.  While we have not yet sold any of our Argus One airships, we are already generating revenue from our subsidiary’s products.  The costs associated with our strategic plan are variable and contingent on our ability to raise capital or generate revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We are currently in litigation with La Jolla Cove Investors and do not expect any future funding under those agreements. We continue to have discussions with various entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through the next several quarters, if we are not able to do so and if we are not able to generate sufficient revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved, if significant unanticipated damaging events occur, or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

REVENUE RECOGNITION

WSGI  recognizes revenue when all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. The Company records unearned contract revenues as deferred revenues and their associated costs of sales as prepaid expenses. Deferred revenues from contracts and their related costs are recognized upon completion and fulfillment of the contractual obligation using the completed contract method.

GTC recognizes revenue when all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. The Company records unearned subscription fees as deferred revenues and their associated costs of sales as prepaid expenses. Deferred revenues from subscription fees and their related costs are amortized pro-ratable over the subscription term.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination. There were no adjustments related to uncertain tax positions recognized during the six months ended June 30, 2014 and 2013, respectively.

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

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, accounts receivable, accounts payable and notes payable. The carrying values for the current financial assets and liabilities approximate fair value due to their short maturity. The Company accounts for the 10,000,000 shares of Drone Aviation Corp. stock received as proceeds from the sale of LTAS, which was converted into 10,000,000 shares of Series D Convertible Preferred Stock of Drone Aviation Holding Corp. (“DAHC”) on June 3, 2014, as available-for-sale securities. These shares are convertible on a one-for-one basis into shares of common stock of DAHC, but are subject to a contractual lock-up provision for 15 months beginning on June 3, 2014, although the Company will be able to sell a certain volume of shares in months 13 through 15. The Company uses fair value accounting to value these securities. The level 2 securities are not publicly traded, but rather they are convertible on a one-for-one basis into the publicly traded common stock. These securities were valued using observable inputs for the common stock based upon the closing quoted market price. The Company records changes in fair value of the available-for-sales securities as Other Comprehensive Income (Loss).

		Fair Value Measurements at June 30, 2014 Using:
	Total	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$—	$—	$9,000,000	$—
Totals	$—	$—	$9,000,000	$—

USE OF ESTIMATES

The process of preparing financial statements in conformity with U.S. GAAP requires the use of estimates, judgments and assumptions regarding certain types of assets, liabilities, revenues, and expenses. These estimates, judgments and assumptions are evaluated on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from the Company’s estimated amounts. Other Comprehensive Income represents sources of income (loss) outside the control or operations of the Company.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period. Whenever losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would result in a diluted loss per share less than the basic loss per share and therefore would be anti-dilutive. Whenever net income is reported, the weighted average number of common shares outstanding will include common stock equivalents that are in-the-money. If all outstanding options, warrants and convertible shares were converted or exercised at June 30, 2014, the shares outstanding would be 907,693,691.

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

MARKETABLE SECURITIES

The Company carries its investments in marketable equity securities at fair value, based on quoted market prices.  Security transactions are recorded on a trade date basis.  Unrealized gains and losses are reported as a component of accumulated other comprehensive income.

Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date.  Marketable debt securities bought and held for short-term trading are classified as “trading securities.”  Marketable debt securities for which the Company does not have both the intent and ability to hold to maturity are classified as “available-for-sale,” and those that are intended to be held to maturity are classified as “held-to-maturity.”  At June 30, 2014, the Company had no trading securities, or investments that it plans to hold to maturity.

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

SHARE-BASED COMPENSATION

The Company offers share-based compensation programs to its officers, directors and employees that consist of employee stock options, common stock and restricted stock awards. Common stock and restricted stock awards are issued at the closing price of the Company’s common stock on the date of grant. The Company recognizes compensation expense ratably over the vesting periods for restricted stock awards using the fair value of the stock on the vest date. The Black-Scholes option pricing model is used to value stock options, and compensation expense is recognized ratably over the requisite service period. Stock options have contractual terms of three to seven years.  Share-based compensation for employees and non-employees is included in general administrative expense. Share-based compensation incurred during the six-months ended June 30, 2014 and 2013 was $505,760 and $43,231 respectively.

NOTE 2. ACQUISITIONS

On March 28, 2013, the Company consummated a Stock Purchase Agreement (the “Agreement”) by and among the Company, Lighter Than Air Systems Corp. (“LTAS”), Felicia Hess (the “Shareholder”) and Kevin Hess (“KHess”) pursuant to which the Company acquired 100% of the outstanding shares of capital stock of LTAS, thereby making LTAS a wholly-owned subsidiary of the Company.

The Company offers share-based compensation programs to its officers, directors and employees that consist of employee stock options, common stock and restricted stock awards. Common stock and restricted stock awards are issued at the closing price of the Company’s common stock on the date of grant. The Company recognizes compensation expense ratably over the vesting periods for restricted stock awards using the fair value of the stock on the vest date. The Black-Scholes option pricing model is used to value stock options, and compensation expense is recognized ratably over the requisite service period. Stock options have contractual terms of three to seven years.  Share-based compensation for employees and non-employees is included in general administrative expense. Share-based compensation incurred during the six-months ended June 30, 2014 and 2013 was $505,760 and $43,231 respectively.

On December 31, 2013, the Company entered into a First Amendment to the Agreement (the “First Amendment”) by and among the Company, Lighter Than Air Systems Corp. (“LTAS”), Felicia Hess (the “Shareholder”) and Kevin Hess (“KHess”), which amended and restated various terms and conditions of the Agreement and revised the purchase price from 25 million shares plus $250,000 cash payment to 45 million shares and no cash payment due the selling shareholder and deleted the earn-out payment provisions in their entirety.

The following table summarizes the allocation of the LTAS acquisition purchase price, which has been accounted at the fair values of the assets acquired and liabilities assumed under the acquisition method of accounting:

	Original Allocation	Allocation Adjustment	Revised Allocation
Current assets	$703,220	$7,195	$710,415
Property and equipment	1,357	2,556	3,913
Goodwill	479,585	328,239	807,824
Due to selling shareholder	-	(350,000)	(350,000)
Current liabilities assumed	(261,662)	12,010	(249,652)
Total Purchase Price	$922,500	$-	$922,500

NOTE 3. DISCONTINUED OPERATIONS

On May 5, 2014 (the “Closing Date”), the Company entered into a Securities Exchange Agreement (the “Agreement”) by and among the Company, Lighter Than Air Systems Corp. (“LTAS”), and Drone Aviation Corp. (“Drone”), a privately-held company, pursuant to which the Company exchanged 100% of the outstanding shares of capital stock of LTAS for a cash payment of $335,000 and 10,000,000 shares of common stock, par value $0.0001 per share, of Drone (the “Shares”). The Shares were converted into 10,000,000 shares of Series D Convertible Stock (the “Preferred Shares”) of Drone Aviation Holding Corp. (DAHC), a publicly-held company, and are convertible on a one-to-one basis into shares of common stock of DAHC. The Preferred Shares were valued at $9,000,000 based upon the closing price of the DAHC stock on June 30, 2014. The Company signed a Lock-Up Agreement that includes restrictions on the sale of the Shares by the Company for a fifteen-month period following the Closing Date, although the Company will be able to sell a certain volume of shares in the thirteenth through fifteenth month following the Closing Date. Following the Closing Date, the Company will focus on its Argus airship program which is currently being developed by the Ohio Lighter Than Air UAS Consortium created by the Company and several other companies in August 2013 and growing the business of Global Telesat Corp. (“GTC”).

As of the Closing Date, Felicia Hess, Kevin Hess and Dan Erdberg have each terminated his or her employment agreements with the Company. As part of the transaction, the Hesses waived certain bonuses, options and accrued wages owing to them from the Company. Effective as of the Closing Date, Felicia Hess resigned as a director of WSGI.

The net assets of the LTAS discontinued operations sold on May 5th and at December 31, 2013, carried at fair value were as follows:

	May 5, 2014	December 31, 2013
	(Unaudited)	(Audited)
Cash	$30,719	$109,825
Accounts receivable	135,050	8,085
Inventories	72,974	75,311
Prepaid expenses	1,382	1,186
Current assets of discontinued operations	$240,125	$194,407

Property and equipment, net	1,638	1,998
Goodwill	807,824	807,824
Other assets of discontinued operations	$809,462	$809,822

Accounts payable	117,746	72,985
Accounts payable due related party	24,824	50,691
Accrued liabilities	55,676	17,926
Deferred revenues	-	1,650
Current liabilities of discontinued operations	$198,246	$143,252
Net assets of discontinued operations	$851,341	$860,977

The operating results of LTAS since the acquisition date of March 28, 2013 are also reflected in the Company’s Condensed Consolidated Statements of Comprehensive Income as discontinued operations through May 5, 2014.

	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)
Net sales	$250,000	412,996
Cost of sales	152,513	289,214
General and administrative	90,984	96,086
Research and development	6,449	-
Professional fees	5,589	2,136
Depreciation	360	280
Interest expense	936	-
Net income (loss) from discontinued operations	$(6,831)	25,280

NOTE 4.  RELATED PARTY TRANSACTIONS

The accounts receivable from related party at June 30, 2014 reflects trade receivables from Global Telesat Communications, Ltd. (“GTCL”) of $46,102. GTCL is a related party based in the United Kingdom and controlled by a current officer of GTC. Total sales to GTCL for the six-months ended June 30, 2014 were $231,143, and account for 27.8% of GTC’s total sales during the period.

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2014 (Unaudited)	December 31, 2013
Appliques	$2,755,732	$2,755,732
Office furniture and fixtures	6,904	6,904
	2,762,636	2,762,636
Less: accumulated depreciation	(584,170)	(492,670)
	$2,178,466	$2,269,966

NOTE 6. OTHER ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2014 (Unaudited)	December 31, 2013
Payroll liabilities	$2,258,274	$1,890,245
Professional fees	10,000	10,000
Accrued legal claims payable	198,434	354,684
Accrued cash true-up from conversion	353,873	353,873
Accrued interest on debenture	37,422	31,133
GTC acquisition payable	75,000	75,000
Other	27,245	80,092
OTHER ACCRUED LIABILITIES	$2,960,248	$2,795,027

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2014 (Unaudited)	December 31, 2013
Unsecured promissory notes	$5,997,030	$5,997,030
Unsecured short-term promissory notes	100,000	150,000
Convertible notes payable	267,000	267,000
Accrued interest on the unsecured promissory notes	3,295,163	3,087,053
NOTES PAYABLE	$9,659,193	$9,501,083

At June 30, 2014 and December 31, 2013, notes payable included two unsecured promissory notes aggregating $5,997,030 with no stated interest rate or terms of repayment.  The Company has accrued interest at 7% per annum on both notes since their inception and includes the notes in current liabilities.

On February 1, 2013, the Company issued a $100,000 75-day unsecured 10% promissory note to an individual investor for funds received. On March 18, 2013, the Company issued a $50,000 60-day unsecured 12% promissory note to the same investor for funds received. The Company issued 2 million common shares to the investor as an inducement for the loans, which was amortized as financing fees. At June 30, 2014, the Company is in default on the $100,000 note and has repaid the $50,000 note with accrued interest thereon.

On February 2, 2012, the Company closed on a Securities Purchase Agreement with a California-based institutional investor (the “Investor”) for an aggregate of $5.5 million. The $500,000 initial tranche was funded at the closing in connection with a Convertible Debenture due in February 2015 and an Equity Investment Agreement (the “EIA”). The Convertible Debenture was converted by the Investor into shares of common stock beginning on May 3, 2012.

The Convertible Debenture grants the Investor with a right of first refusal on future financings of the Company subject to certain terms and conditions and contains acceleration provisions requiring 120% of the principal amount, accrued and unpaid interest, to become immediately due and payable on certain events of default described therein.

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

On July 25, 2013, the Company filed a lawsuit against the Investor in the United States District Court for the Northern District of California relating to the finance documents entered into by the Company and La Jolla in January 2012. In the lawsuit, the Company alleges breach of contract and other causes of action. The Investor has made counterclaims against the Company and is defending against the complaint.  The Company has reclassified the convertible notes payable from long-term to current notes payable and continues to accrue interest at the stated interest rate and amortize the deferred financing costs.

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

NOTE 9.  WARRANTS

The Company had entered into financing agreements for convertible promissory notes and stock purchase agreements, which included Class A and Class B warrants. Both Class A and Class B warrants contained anti-dilution rights and were considered to be derivative liabilities under U.S. GAAP. All of the Class A and Class B warrants expired during 2013. Beginning in 2010, the Company entered into new stock purchase agreements and issued an aggregate of 9,677,167 warrants under the 2010 and 2011 stock purchase agreements. Warrants issued under the 2010 and 2011 stock purchase agreements have no anti-dilution rights and are not considered derivative liabilities. All warrants and purchase rights have 3-year terms and are exercisable for a purchase price of $0.21 per share.

The following table summarizes certain information about the Company’s warrants and purchase rights:

	Warrants	Average
	& Purchase Rights	Exercise Price
Outstanding at December 31, 2013	18,628,235	$0.21
Warrants Granted	0	0
Warrants Expired	(2,583,334)	0.21
Outstanding at June 30, 2014	16,044,901	$0.21

The warrants and purchase rights outstanding and exercisable at June 30, 2014 and December 31, 2013 had no intrinsic value. All warrants and purchase rights were fully exercisable.

NOTE 10.  LITIGATION AND CONTINGENCIES

In the ordinary conduct of business, we are subject to periodic lawsuits, investigations and litigation claims, which we account for where appropriate. We cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against us.  As of the date hereof, we had the following material contingencies:

The DeCarlo Group

A lawsuit was filed by the DeCarlo Group on November 24, 2010 in Miami-Dade County Courthouse claiming damages in excess of $1.1 million, including $400,000 claimed in connection with CFO and accounting services rendered to the Company.  It is our position that we were overcharged in connection with the services rendered and that no amounts are due. On July 2, 2014, without either party admitting liability, we and the DeCarlo Group entered into a confidential settlement agreement in the amount of $85,000 to be paid during the next twenty-four months.  The Court will retain jurisdiction in the matter until the full amount of the settlement is paid in full.  However, in the event we default on any payment or provision of the settlement agreement, the DeCarlo Group may, pursuant to the settlement agreement, pursue its litigation.

La Jolla Cove Investors, Inc.

On July 25, 2013, we filed a lawsuit against La Jolla Cove Investors, Inc. in the United States District Court for the Northern District of California relating to the finance documents entered into by us and La Jolla in January 2012. In the lawsuit, we allege breach of contract and other causes of action. Through stipulation during litigation, the parties agreed to refrain from enforcing, or attempting to enforce, any part or terms of the finance documents pending final resolution. We are seeking unspecified monetary damages as well as other relief. La Jolla has made counterclaims against us and is defending against our complaint.  We intend to otherwise pursue this matter vigorously, but the outcome of the action cannot be predicted.

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

Common Stock

The Company recognizes the cost of the common stock issued to directors, officers, and employees as compensation expense at the closing market price on the grant date. All common stock awards are fully vested on the date of grant, therefore there is no unrecognized compensation associated with these awards. During the six-months ended June 30, 2014, there were no share-based compensation awards of common stock. During the six-months ended June 30, 2013, the Company awarded 300,000 shares for $5,550 for quarterly directors’ fees.

Restricted Stock

Awards of restricted stock are generally subject to forfeiture if employment terminates prior to vesting. Prior to vesting, ownership of the restricted stock cannot be transferred. The restricted stock has the same voting rights as the common stock. The Company recognizes the grant date fair value of restricted stock awards ratably over the vesting period as compensation expense based upon the stock’s closing market price on the vest date. Compensation expense for restricted stock that vested during the six-months ended June 30, 2014 totaled $95,200. There is approximately $24,000 in unrecognized compensation relating to unvested restricted stock at June 30, 2014. Compensation expense for performance-based restricted stock that vested during the six-months ended June 30, 2013 totaled $9,312. During the first quarter of 2013, the Company awarded 16 million shares to certain officers and employees as retention bonuses, which cliff vested on February 6, 2014. There is approximately $369,215 in unrecognized compensation relating to unvested restricted stock at June 30, 2013.

Stock Options

The Company has issued stock options at exercise prices equal to the Company’s common stock market price on the date of grant with contractual terms of three to seven years. Historically, the stock options were fully vested and expensed as compensation on the grant date. During 2010, the Company began issuing stock options with vesting schedules and such stock options are generally subject to forfeiture if employment terminates prior to vesting. During the six-months ended June 30, 2014, the Company awarded fully-vested options totaling $370,000 as retention bonuses; $6,567 as directors’ fees; and $142,006 as consulting fees. The fair value of options issued in a previous period that vested during the six-month period totaled $33,993. At June 30, 2014, there is approximately $45,000 in unrecognized compensation expense relating to unvested stock options. During the six-months ended June 30, 2013, the Company awarded 2 million options that cliff vested on February 6, 2014 in retention bonuses and issued 500,000 fully-vested options totaling $7,913 as directors’ fees. Vested options during the six-month period totaled $20,457. At June 30, 2013, there is approximately $92,315 in unrecognized compensation expense relating to unvested stock options.

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

The following table summarizes information about stock options outstanding and exercisable at June 30, 2014:

	Options Outstanding and Exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual terms (years)	Weighted Average Exercise price
$.0083	3,400,000	2.75	$.0083
.0096	12,000,000	6.51	.0096
.010	37,400,000	6.66	.010
.011	400,000	2.37	.011
.013	40,355,693	6.24	.013
.015	11,000,000	5.26	.015
.016	250,000	1.68	.016
.017	2,000,000	5.61	.017
.021	250,000	1.87	.021
.023	22,316,667	5.37	.023
.024	12,000,000	6.08	.024
.028	400,000	2.08	.028
.075	7,750,000	3.75	.075
	149,522,360	5.87	$.018

No options were in-the-money on June 30, 2014.

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

Certain income and expenses are recognized in different periods for tax and financial reporting purposes. The items that give rise to these temporary differences at the Company consist of its NOL carry-forwards and the related valuation allowances. The resulting deferred tax assets and liabilities consist of the tax effects (computed at 15%) of the temporary differences.

The Company also had net operating loss carry-forwards of its predecessor, related to its reincorporation and reorganization under the Internal Revenue Code, available to offset future taxable income.  These NOL carry-forwards total approximately $81,429,083 and expire at various dates through 2022. The Company operated in multiple tax jurisdictions within the United States of America.  Although management does not believe that the Company is currently under examination in any major tax jurisdiction in which it operates other than for the issues with the IRS as described in Note 9, the Company remains subject to examination in all of those tax jurisdictions until the applicable statute of limitations expire.  At June 30, 2014, tax years subsequent to 2007 remain subject to examination by the Internal Revenue Service (“IRS”) and in the Company’s major state tax jurisdictions.

NOTE 13. PER SHARE INFORMATION

Basic earnings per share (“Basic EPS”) of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding. U.S. GAAP requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Consolidated Statements of Comprehensive Income. There were no dilutive common stock equivalents.

	Six-Months Ended June 30,
	2014	2013
Numerator:
Net loss from continuing operations	$(1,555,620)	$(1,382,733)
Net income (loss) from discontinued operations	$(6,831)	$25,280
Denominator:
Weighted-average common shares outstanding	704,090,708	584,918,220
Dilutive effect of stock warrants and stock options	0	0
Weighted-average common shares outstanding, assuming dilution	704,090,708	584,918,220
Net loss per share:
Basic and diluted from continuing operations	$(0.00)	$(0.00)
Basic and diluted from discontinued operations	$(0.00)	$(0.00)

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

Growth and percentage comparisons made herein generally refer to the three and six months ended June 30, 2014 compared with the three and six months ended June 30, 2013 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company” and similar expressions are references to World Surveillance Group Inc. and, depending on the context, its subsidiaries.

General

We design, develop, market, and sell autonomous lighter-than-air (LTA) unmanned aerial systems (UAS) designed to carry payloads that provide semi-persistent intelligence, surveillance and reconnaissance (ISR), security and/or wireless communications from air to ground solutions at low and mid altitudes.  Our business focuses primarily on the design and development of innovative UAS that are designed to provide situational awareness and other communications capabilities via the integration of wireless capabilities and customer payloads.  Our airships when integrated with cameras, electronics systems and other high technology payloads, are designed for use by government-related and commercial entities that require real-time ISR or communications support for military, homeland defense, border control, drug interdiction, natural disaster relief, maritime and environmental missions.

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

On March 28, 2013 we completed our acquisition of privately-held Lighter Than Air Systems Corp.  We acquired 100% of the issued and outstanding securities of LTAS, making LTAS a wholly owned subsidiary of the Company. On May 5, 2014, we exchanged 100% of the outstanding stock of LTAS for a cash payment of $335,000 and 10,000,000 shares of common stock of Drone Aviation Corp. (DAC). For purposes of this Form 10-Q, our financial statements reflect the accounts and operations of LTAS as discontinued operations. Following the LTAS sale, we intend to refocus our efforts on our Argus One program and GTC’s business. The DAC shares were converted into 10,000,000 share of Series D Convertible Preferred stock (the “Preferred Shares”) of Drone Aviation Holding Corp. (DAHC) on June 3, 2014. The Preferred Shares are convertible on a one-for-one basis into common shares of DAHC and are recorded as an asset of the Company. The Preferred Shares were valued at $9,000,000 based upon the closing price of DAHC common stock on June 30, 2014. As a result of the sale of LTAS, WSGI received cash for working capital and shares in DAHC, which will allow WSGI to hopefully benefit in the future success of the LTAS business.

Our current principal office is at State Road 405, Building M6-306A, Room 1400, Kennedy Space Center, FL 32815, and our telephone number at that location is (321) 452-3545.  Our internet address is www.wsgi.com.   Information contained on our website is not a part of this report and the inclusion of our website address in this report is an inactive textual reference only.

Results of Operations

Comparison of Three Months Ended June 30, 2014 and 2013

Revenues. Revenues for the three-months ended June 30, 2014 were $498,252 compared to $301,605 for the three-months ended June 30, 2013 reflecting an increase of $196,647 or 65.2%. The increase in revenues during the 2014 period resulted primarily from an increase in the volume of GTC website sales.

Cost of Sales. The cost of sales for the three-months ended June 30, 2014 was $325,381 compared to $169,930 for the three- months ended June 30, 2013 reflecting an increase of $155,451 or 91.5%. The increase in cost of sales during the second quarter of 2014 is attributed to the greater GTC website sales volume.

Operating Expenses. Operating expenses consist primarily of compensation, professional fees, research and development, as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, depreciation and amortization and other general corporate expenses. Operating expenses for the three-months ended June 30, 2014 were $489,456 compared to $641,595 for the three-months ended June 30, 2013. The decrease of $152,139, or 23.7%, resulted primarily from decreased general and administrative expenses of $143,356 compared to the second quarter of 2013, which is primarily attributable to reductions in share-based and accrued compensation of $91,450 and public reporting fees incurred of $52,622 in the 2013 period.

Loss From Operations. The loss from operations of $316,585 for the three-months ended June 30, 2014 compares to a loss from operations of $509,920 for the three-months ended June 30, 2013. The decreased loss of $193,335, or 37.9%, is primarily attributable to the increased GTC sales and reductions in compensation and public reporting fees, described above.

Net Other Income (Expense). Net other expense totaled $118,145 for the three-months ended June 30, 2014 compared to net other expense of $330,172 for the three-months ended June 30, 2013, a decreased loss of $212,027, or 64.2%. Net other expense for the three-months ended June 30, 2013 included $211,785 in losses from conversion agreement true-up, which are no longer being incurred in 2014.

Net Loss from Continuing Operations.  The net loss from continuing operations of $434,730 for the three-months ended June 30, 2014 compared to net loss from continuing operations of $840,092 for the three-months ended June 30, 2013, a decreased loss of $405,362, or 48%. This decreased loss reflects the increase in GTC sales, the decrease in compensation and public reporting expenses, and loss from conversion agreement true-up, described above.

Other Comprehensive Income (Expense). We received 10,000,000 shares of Drone Aviation Corp. common stock as part of the proceeds from the sale of LTAS on May 5, 2014. These shares were converted into 10,000,000 shares of Series D Convertible Preferred Stock of Drone Aviation Holding Corp. (DAHC) on June 3, 2014, which are convertible into shares of DAHC common stock. We recorded this stock as available-for-sale securities, although the shares are subject to a contractual 15-month lock-up provision, we will be able to sell a certain volume of shares in months 13 through 15. We have elected to value these shares at fair value using the DAHC common stock closing price at the end of each reporting period. On June 30, 2014, the DAHC shares held by the Company were valued at $9,000,000 and are recorded as an asset. We will record changes in fair value of the stock as Other Comprehensive Income (Expense), which is reported separately from Net Loss as it represents income (expense) outside the control or influence of our operations.

Comparison of Six-Months Ended June 30, 2014 and 2013

Revenues. Revenues for the six-months ended June 30, 2014 were $829,405 compared to $763,482 for the six-months ended June 30, 2013 reflecting an increase of $65,923 or 8.6%. The increase in revenues during the 2014 period resulted primarily from increased sales volume from the GTC website. Revenues during the six-months ended June 30, 2013 included the sale of a BiB aerostat system by GTC for $302,703. If this BiB revenue is backed out of GTC’s 2013 six-month revenue (since the BiB aerostat system was sold with LTAS), the growth in GTC’s website sales from the 2013 to 2014 period was $368,626 or 80%.

Cost of Sales. The cost of sales for the three-months ended June 30, 2014 was $627,930 compared to $499,599 for the six- months ended June 30, 2013 reflecting an increase of $128,331 or 25.7%. The increase in cost of sales during the six-months ended June 30, 2014 is attributed to the greater GTC website sales volume.

Operating Expenses. Operating expenses consist primarily of compensation, professional fees, research and development, as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, depreciation and amortization and other general corporate expenses. Operating expenses for the six-months ended June 30, 2014 were $1,524,888 compared to $1,145,081 for the six-months ended June 30, 2013. The increase of $379,807, or 33.2%, resulted primarily from increased general and administrative expenses of $341,340 during the first three months of 2014, which is primarily attributable to higher share-based compensation of $462,219 during the six-months ended June 30, 2014 and largely the first three months of 2014, partially offset by the reductions in public reporting fees incurred of $50,815, and travel and related expenses of $18,879.

Loss From Operations. The loss from operations of $1,323,413 for the six-months ended June 30, 2014 compares to a loss from operations of $881,198 for the six-months ended June 30, 2013, The increased loss of $442,215 or 50.2%, is primarily attributable to the higher share-based compensation awarded or vested during primarily the three-months ended March 31, 2014.

Net Other Income (Expense). Net other expense totaled $232,207 for the six-months ended June 30, 2014 compared to net other expense of $501,535 for the six-months ended June 30, 2013, a decreased loss of $269,328 or 53.7%. Net other expense for the six-months ended June 30, 2013 included $233,382 in losses from conversion agreement true-up, which are no longer being incurred in 2014.

Net Loss from Continuing Operations.  The net loss from continuing operations of $1,555,620 for the six-months ended June 30, 2014 compared to net loss from continuing operations of $1,382,733 during the six-months ended June 30, 2013, an increased loss of $172,887 or 12.5%,reflects the increase in GTC sales, offset primarily by the increase in share-based compensation during the first 3 months of 2014 and loss from conversion agreement true-up, described above.

Other Comprehensive Income (Expense). We received 10,000,000 shares of Drone Aviation Corp. common stock as part of the proceeds from the sale of LTAS on May 5, 2014. These shares were converted into 10,000,000 shares of Series D Convertible Preferred Stock of Drone Aviation Holding Corp. (DAHC) on June 3, 2014, which are convertible into shares of DAHC common stock. We recorded this stock as available-for-sale securities, although the shares are subject to a contractual 15-month lock-up provision, we will be able to sell a certain volume of shares in months 13 through 15. We have elected to value these shares at fair value using the DAHC common stock closing price at the end of each reporting period. On June 30, 2014, the DAHC shares held by the Company were valued at $9,000,000 and are recorded as an asset. We will record changes in fair value of the stock as Other Comprehensive Income (Expense), which is reported separately from Net Loss as it represents income (expense) outside the control or influence of our operations.

Liquidity and Capital Resources

Assets. Our cash balance was $124,057 at June 30, 2014 compared to $8,907 at December 31, 2013, reflecting an increase of $115,150. Accounts receivable increased $18,656 at June 30, 2014 compared to June 30, 2013 reflecting a higher volume of credit sales from GTC’s website. Total assets at June 30, 2014 excluding discontinued operations were $11,560,442 compared to $2,459,695 at December 31, 2013, reflecting an increase of $9,100,747 due principally to the fair value of the 10,000,000 shares of Drone Aviation Corp. stock received as proceeds from the sale of LTAS on May 5, 2014 and converted into shares of Series D Convertible Preferred Stock of Drone Aviation Holding Corp. on June 3, 2014, which is convertible on a one-for-one basis into common stock of DAHC. The Preferred Shares are subject to a 15-month lock-up provision, we will be able to sell a certain volume of shares in months 13 thru 15. The Company has elected to record these shares as available-for-sale securities and value them at fair value using the DAHC common stock’s closing price at the end of each reporting period. On June 30, 2014, the DAHC shares were valued at $9,000,000. Fair value adjustments are recorded as Other Comprehensive Income (Expense) in the Statements of Comprehensive Income and listed separately as a component of Stockholders’ Deficit on the Consolidated Balance Sheets.

Liabilities. At June 30, 2014, the Company had total current liabilities excluding the discontinued operations of $17,025,397 compared to $16,816,772 at December 31, 2013, an increase of $208,625 or 12.4%. This increase is primarily attributable to the $114,706 decrease in accounts payable, which was more that offset by the increases in accrued interest capitalized in notes payable of $158,110 and other accrued liabilities of $165,221.

Cash Flows. Net cash used by operating activities in continuing operations during the six-months ended June 30, 2014 was $374,850 compared to net cash used by operating activities of $109,561for the same period in 2013, reflecting an increase of $265,289, primarily reflecting a large reduction in the Other accrued liabilities between the two periods.

Net cash provided by investing activities in continuing operations for the six-month period ended June 30, 2014 included the cash proceeds from the sale of LTAS of $335,000 less $10,000 paid in attorney fees. There were no cash flows from investing activities from continuing operations for the six-months ended June 30, 2013.

Net cash provided by financing activities in continuing operations was $165,000 and $140,000 during the six-months of 2014 and 2013, respectively. During the six-months ended June 30, 2014, we received $215,000 in proceeds from the sale of common stock and paid-off a $50,000 unsecured promissory note with accrued interest. During the six-months ended June 30, 2013, we received $100,000 from the sale of common stock, $150,000 in proceeds from the issuance of two short-term unsecured promissory notes and paid $110,000 against the LTAS acquisition payable.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $434,730 for the six months ended June 30, 2014. The Company also had a working capital deficit of $16,655,481 and total stockholders’ deficit of $5,464,955, as well as an accumulated deficit of $154,418,191 at June 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its UAS, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiary’s business. The Company’s business plan, which if successfully implemented, will allow it to sell UAS and other products for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for at least the next several quarters.

Additional cash will be needed to support our ongoing operations until such time that operations provide sufficient cash flow to cover expenditures.  We are currently pursuing both short and long-term financing options from private investors as well as through institutional investors.  We are also working to commercialize our aerostats, Argus One airship, and our subsidiary’s products to generate revenues from customers.  While we have not sold any of our Argus One airships, we are already generating revenue from our subsidiary’s products. The costs associated with our strategic plan are variable and contingent on our ability to raise capital or generate revenue from customer contracts, but we expect to need funding of approximately $3 million over the next 12 months. We are currently in litigation with La Jolla Cove Investors and do not expect any future funding under those agreements. We continue to have discussions with various entities relating to funding, but there can be no assurance that such funding will be received in the amounts required, on a timely basis, or at all.  While we believe we will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at our current levels through at least the next several quarters, if we are not able to do so and if we are not able to generate sufficient revenue through the sale of our products, we would likely need to modify our strategy or cut back or terminate some of our operations. If we are able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result.  However, if our plans are not achieved, if significant unanticipated damaging events occur, or if we are unable to obtain the necessary additional funding on favorable terms or at all, we will likely have to modify our business plan and reduce, delay or discontinue some or all of our operations to continue as a going concern or seek a buyer for all or a portion of our assets. As of the date hereof, we continue to raise capital to sustain our current operations.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

On June 2, 2014, the Company hired a new independent Chairman of the Board of Directors. Other than that, there were no changes in the Company’s internal control over financial reporting during the second quarter of 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The DeCarlo Group

A lawsuit was filed by the DeCarlo Group on November 24, 2010 in Miami-Dade County Courthouse claiming damages in excess of $1.1 million, including $400,000 claimed in connection with CFO and accounting services rendered to the Company.  It is our position that we were overcharged in connection with the services rendered and that no amounts are due. On July 2, 2014, without either party admitting liability, we and the DeCarlo Group entered into a confidential settlement agreement in the amount of $85,000 to be paid during the next twenty-four months.  The Court will retain jurisdiction in the matter until the full amount of the settlement is paid in full.  However, in the event we default on any payment or provision of the settlement agreement, the DeCarlo Group may, pursuant to the settlement agreement, pursue its litigation.

La Jolla Cove Investors, Inc.

On July 25, 2013, we filed a lawsuit against La Jolla Cove Investors, Inc. in the United States District Court for the Northern District of California relating to the finance documents entered into by us and La Jolla in January 2012. In the lawsuit, we allege breach of contract and other causes of action. Through stipulation during litigation, the parties agreed to refrain from enforcing, or attempting to enforce, any part or terms of the finance documents pending final resolution. We are seeking unspecified monetary damages as well as other relief. La Jolla has made counterclaims against us and is defending against our complaint.  We intend to otherwise pursue this matter vigorously, but the outcome of the action cannot be predicted.

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

We need to raise significant additional capital in order to meet our cash requirements to fully implement our business plan and continue our operations during the next twelve months.  At June 30, 2014, we had $124,057 in cash and negative working capital of $16,655,481 and for the six months ended June 30, 2014, we had a net loss of $2,005,634.  We expect to use the funds raised, if any, to expand and accelerate our sales capabilities and research and development efforts, increase our manufacturing facilities, acquire complimentary technology, companies or personnel, hire additional personnel, implement additional corporate governance measures, attract independent board members and for other operating activities.  We will, as we deem necessary and prudent, continue to seek to raise additional capital through various financing alternatives, including the private or public sale of equity or debt securities, bank financing or corporate partnering arrangements.  We are currently in litigation with La Jolla Cove Investors and do not expect any future financing under those agreements. We do not have any firm commitments for additional capital from third parties or from our officers, directors or shareholders. Although our officers and directors or their affiliates have in the past provided us with or helped us obtain capital, they are not legally bound to do so.  We may not be able to raise additional capital on terms acceptable to us or at all.   In order to attract new investors and raise additional capital, we may be forced to provide rights and preferences to new investors that are not available to current stockholders and that may be adverse to existing investors.  If we do not receive adequate additional financing on terms satisfactory to us on a timely basis, or at all, we would not be able to meet our cash payment obligations or fully implement our business plan.  We would likely also have to delay, curtail, scale back or terminate some or all of our operations that could hurt our future performance, prematurely sell some or all of our assets on undesirable terms, merge with or be acquired by another company on unsatisfactory terms, or possibly shut down our operations.

We have a history of operating losses that we anticipate will continue for the foreseeable future.

We have a history of losses from operations and we anticipate that for the foreseeable future, we will continue to experience losses from operations.  Those losses have resulted principally from costs incurred from general and administrative expenses, settlements and professional fees associated with our business.  We had losses from operations of $1,323,413 for the six months ended June 30, 2014; $2,733,084 for the year ended December 31, 2013; and $4,541,587 during 2012.  Our accumulated deficit at June 30, 2014 was $154,418,191.  We expect to continue to incur net losses from operations for at least the next several quarters as we continue to develop and seek to commercialize our products.

We have incurred substantial indebtedness and may be unable to service our debt.

Our total indebtedness at June 30, 2014 was $17,025,397.  A portion of such indebtedness reflects judicial judgments against us that could result in liens being placed on our bank accounts or assets.   We are continuing to review our ability to reduce this debt level due to the age and/or settlement of certain payables but we may not be able to do so.  This level of indebtedness could, among other things:

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

We have identified control deficiencies in our internal control over financial reporting as of the evaluation done by management as of June 30, 2014, including those related to (i) an ineffective global control environment such that control deficiencies in various other components of internal control could lead the auditor to conclude that a significant deficiency or material weakness exists in the control environment, (ii) absent or inadequate segregation of duties within a significant account or process, (iii) inadequate documentation of the components of internal control, and (iv) inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs.  If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the consolidated financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with GAAP for each of the periods presented.  We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud.  We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

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

The market price of our common stock has historically been, and we expect it to continue to be, volatile.  The price of our common stock has ranged from between $0.0033 to $0.32 from January 1, 2010 to June 30, 2014.  In addition to the extremely volatile nature of the stock market, our stock price has been affected by our own public announcements regarding such things as acquisitions or sales, financings and product development.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance which include among others individual stockholder market transactions, stock market fluctuations, general economic, political and overall global market conditions, such as recessions, interest rates or international currency fluctuations, in addition to market conditions in our industry. Consequently, events both within and beyond our control may adversely affect the market price and liquidity of our common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2014, we issued an aggregate of 69,999,387 shares of Common Stock for cash, legal settlements and services rendered by consultants and partners. Of the aggregate shares issued, 5,000,000 shares, or 7.1% were issued to insiders and affiliates, as restricted securities under an exemption provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D, Rule 506, promulgated under the Securities Act of 1933. Common Stock issuances were valued at prices based on the closing market prices on the date the Board of Directors authorized the issuances.

Item 6.  Exhibits

Exhibits	Description

10.1
Securities Exchange Agreement by and among World Surveillance Group Inc., Lighter Than Air Systems  Corp. and Drone Aviation Corp. dated May 5, 2014 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 8, 2014 and incorporated herein by reference)

10.2
Lock-Up Agreement by and between World Surveillance Group Inc. and Drone Aviation Corp. dated May 5, 2014 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 8, 2014 and incorporated herein by reference)

10.3
Securities Purchase Agreement by and between World Surveillance Group Inc. and an investor dated May 5, 2014 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 8, 2014 and incorporated herein by reference)

10.4
Term Sheet by and between World Surveillance Group Inc. and an investor dated May 5, 2014 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 8, 2014 and incorporated herein by reference)

10.5
Form of Consulting Agreement by and between World Surveillance Group Inc. and a consultant dated May 5, 2014 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 8, 2014 and incorporated herein by reference)

10.6+
Letter Agreement by and between World Surveillance Group Inc. and Drew West dated June 2, 2014 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 5, 2014 and incorporated herein by reference)

10.7+
Amended and Restated Employment Agreement by and between World Surveillance Group Inc. and Glenn D. Estrella dated June 2, 2014 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 5, 2014 and incorporated herein by reference)

10.8+
Amended and Restated Employment Agreement by and between World Surveillance Group Inc. and Barbara M. Johnson dated June 2, 2014 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 5, 2014 and incorporated herein by reference)

10.9*	Share Exchange Agreement by and among Drone Aviation Holding Corp., Drone Aviation Corp. and the shareholders of Drone Aviation Corp. dated June 3, 2014.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extension Schema Document**
101.CAL*	XBRL Taxonomy Calculation Linkbase Document**
101.PRE*	XBRL Taxonomy Presentation Linkbase Document**
101.LAB*	XBRL Taxonomy Label Linkbase Document**
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**
*	Filed herewith.
+	Indicates management contract relating to compensatory plans or arrangements

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

Dated: August 14, 2014

WORLD SURVEILLANCE GROUP INC.

By: /s/ W. Jeffrey Sawyers
Name: W. Jeffrey Sawyers
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Index to Exhibits

Number	Description

10.1
Securities Exchange Agreement by and among World Surveillance Group Inc., Lighter Than Air Systems  Corp. and Drone Aviation Corp. dated May 5, 2014 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 8, 2014 and incorporated herein by reference)

10.2
Lock-Up Agreement by and between World Surveillance Group Inc. and Drone Aviation Corp. dated May 5, 2014 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 8, 2014 and incorporated herein by reference)

10.3
Securities Purchase Agreement by and between World Surveillance Group Inc. and an investor dated May 5, 2014 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 8, 2014 and incorporated herein by reference)

10.4
Term Sheet by and between World Surveillance Group Inc. and an investor dated May 5, 2014 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 8, 2014 and incorporated herein by reference)

10.5
Form of Consulting Agreement by and between World Surveillance Group Inc. and a consultant dated May 5, 2014 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 8, 2014 and incorporated herein by reference)

10.6+
Letter Agreement by and between World Surveillance Group Inc. and Drew West dated June 2, 2014 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 5, 2014 and incorporated herein by reference)

10.7+
Amended and Restated Employment Agreement by and between World Surveillance Group Inc. and Glenn D. Estrella dated June 2, 2014 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 5, 2014 and incorporated herein by reference)

10.8+
Amended and Restated Employment Agreement by and between World Surveillance Group Inc. and Barbara M. Johnson dated June 2, 2014 (filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 5, 2014 and incorporated herein by reference)

10.9*	Share Exchange Agreement by and among Drone Aviation Holding Corp., Drone Aviation Corp. and the shareholders of Drone Aviation Corp. dated June 3, 2014.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extension Schema Document**
101.CAL*	XBRL Taxonomy Calculation Linkbase Document**
101.PRE*	XBRL Taxonomy Presentation Linkbase Document**
101.LAB*	XBRL Taxonomy Label Linkbase Document**
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**
*	Filed herewith.
+	Indicates management contract relating to compensatory plans or arrangements

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