Form 10-Q
period 2014-09-30
World Surveillance Group Inc.
filed 2014-11-14
CIK 919742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2014
or
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

As of November 14, 2014, there were 737,844,377 shares of the registrant's Common Stock outstanding.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$5,021	$8,907
Accounts receivable	90,355	59,651
Accounts receivable from related party	63,165	59,833
Inventory	86,698	-
Prepaid expenses	38,940	38,940
Current assets – discontinued operations	-	194,407
TOTAL CURRENT ASSETS	284,179	361,738

PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $629,920 and $492,670, at September 30, 2014 and December 31, 2013, respectively.	2,132,716	2,269,966

OTHER NONCURRENT ASSETS
Available-for-sale securities	3,720,000	-
Deferred financing costs	6,891	22,398
Other assets – discontinued operations	-	809,822
TOTAL NONCURRENT ASSETS	3,726,891	832,220
TOTAL ASSETS	$6,143,786	$3,463,924

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$4,533,506	$4,520,662
Notes payable	9,767,235	9,501,083
Other accrued liabilities	2,991,534	2,795,027
Current liabilities – discontinued operations	-	143,252
TOTAL CURRENT LIABILITIES	17,292,275	16,960,024

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.00001 par value, 1,000,000,000 shares authorized; 751,126,430 shares and 681,127,043 shares issued; and 739,126,430 shares and 669,127,043 shares outstanding at September 30, 2014 and December 31, 2013, respectively.	7,391	6,691
Additional paid-in capital	140,026,372	138,909,766
Accumulated other comprehensive income	3,641,000	-
Accumulated deficit	(154,823,252)	(152,412,557)
TOTAL STOCKHOLDERS' DEFICIT	(11,148,489)	(13,496,100)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,143,786	$3,463,924

See accompanying notes to unaudited condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2014	2013	2014	2013

REVENUES
Net sales	$370,063	333,027	968,325	800,504
Net sales to related party	106,918	95,641	338,061	391,646
Cost of sales	351,733	412,579	979,663	912,178
Gross profit	125,248	16,089	326,723	279,972

COSTS AND EXPENSES:
General and administrative	238,632	682,550	1,405,463	1,508,341
Professional fees	127,517	135,916	394,074	363,706
Depreciation expense	45,750	45,750	137,250	137,250
TOTAL EXPENSES	411,899	864,216	1,936,787	2,009,297
LOSS FROM OPERATIONS	(286,651)	(848,127)	(1,610,064)	(1,729,325)
OTHER INCOME (EXPENSE)
Loss on sale of discontinued operations	-	-	(443,183)	-
Loss from conversion agreement true-up	-	-	-	(233,381)
Change in fair value of derivative liabilities	-	-	-	363
Interest expense, net	(118,410)	(111,469)	(350,617)	(379,986)
NET OTHER INCOME (EXPENSE)	(118,410)	(111,469)	(793,800)	(613,004)
NET LOSS FROM CONTINUING OPERATIONS	(405,061)	(959,596)	(2,403,864)	(2,342,329)
Net income (loss) from discontinued operations	-	(86,065)	(6,831)	(60,785)
NET LOSS	(405,061)	(1,045,661)	(2,410,695)	(2,403,114)
Other comprehensive income (expense)	(5,280,000)	-	3,641,000	-
TOTAL COMPREHENSIVE INCOME (LOSS)	$(5,685,061)	(1,045,661)	1,230,305	(2,403,114)

PER COMMON SHARE DATA
NET LOSS PER SHARE:
Basic and Diluted from continuing operations	$(0.00)	(0.00)	(0.00)	(0.00)
Basic and Diluted from discontinued operations	$(0.00)	(0.00)	(0.00)	(0.00)
Basic and Diluted from net loss	$(0.00)	(0.00)	(0.00)	(0.00)
WEIGHTED AVERAGE SHARES:
Basic and Diluted	739,126,430	519,340,666	715,897,618	597,936,763

See accompanying notes to unaudited condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF TOTAL STOCKHOLDERS’ DEFICIT (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

			ADDITIONAL
	COMMON STOCK		PAID-IN
Description	SHARES	AMOUNT	CAPITAL
BALANCE, DECEMBER 31, 2013	669,127,043	$6,691	$138,909,766
Shares issued for cash	27,928,571	280	214,720
Shares issued for legal settlement	23,137,584	232	213,542
Shares issued for services	18,933,232	188	159,051
Fair value of vested shares issued as share-based compensation	-	-	95,200
Fair value of options issued for services	-	-	22,006
Fair value of vested options previously issued as share-based compensation	-	-	33,993
Fair value of vested options issued for employee and directors’ compensation	-	-	378,094
Net loss	-	-	-
BALANCE, SEPTEMBER 30, 2014	739,126,430	$7,391	$140,026,372

See accompanying notes to unaudited condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF TOTAL STOCKHOLDERS’ DEFICIT (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

	ACCUMULATED
	OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
Description	INCOME	DEFICIT	DEFICIT
BALANCE, DECEMBER 31, 2013	$-	$(152,412,557)	$(13,496,100)
Shares issued for cash	-	-	215,000
Shares issued for legal settlement	-	-	213,774
Shares issued for services	-	-	159,239
Fair value of vested shares issued as share-based compensation	-	-	95,200
Fair value of options issued for services	-	-	22,006
Fair value of vested options previously issued as share-based compensation	-	-	33,993
Fair value of vested options issued for employee and directors’ compensation	-	-	378,094
Net loss	-	(2,410,695)	(2,410,695)
Unrealized gain on Available-for-sale securities	3,641,000	-	3,641,000
BALANCE, SEPTEMBER 30, 2014	$3,641,000	$(154,823,252)	$(11,148,489)

See accompanying notes to unaudited condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES IN CONTINUING OPERATIONS:
Net loss	$(2,410,695)	$(2,403,114)
Loss From Discontinued Operations	6,831	60,785
Adjustments to reconcile net loss to net cash used by operating activities in continuing operations:
Depreciation expense	137,250	137,250
Share-based compensation	507,287	358,072
Loss on sale of discontinued operations	443,183	-
Common stock issued for service Fair Value of option issued for service Loss on conversion of debt	159,239 22,006 -	- - 233,382
Change in fair value of derivative liabilities	-	(363)
Loan interest capitalized to debt	316,152	339,984
Amortized deferred financing costs	15,507	10,338
Shares issued as inducement for loans	-	34,400
Change in operating assets and liabilities:
Accounts receivable	(30,704)	(70,187)
Accounts receivable from related party	(3,332)	27,861
Inventories	(86,698)	-
Prepaid expenses	-	7,194
Deposits	-	50,000
Accounts payable	19,807	(202,768)
Other accrued liabilities	410,281	847,243
Deferred revenues	-	(7,500)
NET CASH USED BY OPERATING ACTIVITIES IN CONTINUING OPERATIONS	(493,866)	(577,423)
INVESTING ACTIVITIES
Proceeds from sale of LTAS, net of professional fees	325,000	-
NET CASH PROVIDED BY INVESTING ACTIVITIES IN CONTINUING OPERATIONS	325,000	-
FINANCING ACTIVITIES:
Payment on LTAS acquisition payable	-	(110,000)
Payment to LTAS shareholder	-	(140,000)
Proceeds from notes payable	-	150,000
Payoff of notes payable	(50,000)	-
Proceeds from sale of common stock	215,000	120,000
NET CASH PROVIDED BY FINANCING ACTIVITIES IN CONTINUING OPERATIONS	165,000	20,000
NET CASH USED BY CONTINUING OPERATIONS	(3,886)	(557,423)
CASH FLOW FROM DISCONTINUED OPERATIONS NET CASH PROVIDED BY DISCONTINUED OPERATIONS CASH BALANCE, BEGINNING OF PERIOD	- 8,907	516,558 49,343
CASH BALANCE, END OF PERIOD	$5,021	$8,478
SUPPLEMENTAL INFORMATION:
Interest paid	$-	$3,688
Income tax paid	$-	$-
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of long-term convertible notes payable to current notes payable	-	267,000
Common stock issued for settlements	213,774	227,900
Unrealized gain on Available-for-sale securities	3,641,000	-
Common stock issued for convertible debt conversions	-	76,339
Common stock issued for acquisition	-	672,500
Common stock issued for accrued salary conversion	-	100,000
Fair value of vested options issued for accrued salary conversion	-	524,624
Due to LTAS selling shareholder	-	413,432
LTAS acquisition payable	-	140,000
See accompanying notes to unaudited condensed consolidated financial statements

WORLD SURVEILLANCE GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

DESCRIPTION OF BUSINESS

World Surveillance Group Inc. (the “Company”) designs and develops autonomous lighter-than-air (LTA) unmanned aerial systems (UAS) designed to carry payloads that provide semi-persistent intelligence, surveillance and reconnaissance (ISR), security and/or wireless communications from air to ground solutions at low and mid altitudes.  The Company’s business focuses primarily on the design and development of innovative UAS that are designed to provide situational awareness and other communications capabilities via the integration of wireless capabilities and customer payloads. The Company’s airships, when integrated with cameras, electronics systems and other high technology payloads, are designed for use by government-related and commercial entities that require real-time ISR or communications support for military, homeland defense, border control, drug interdiction, natural disaster relief, maritime and environmental missions.

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

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $1,610,064 for the nine-months ended September 30, 2014. The Company also had a working capital deficit of $17,008,096 and total stockholders’ deficit of $11,148,489, as well as an accumulated deficit of $154,823,252 at September 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its UAS, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiary’s business. The Company’s business plan, which if successfully implemented, will allow it to sell UAS and other products for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for at least the next several quarters.

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

REVENUE RECOGNITION

The Company recognizes revenue when all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. The Company records unearned contract revenues as deferred revenues and their associated costs of sales as prepaid expenses. Deferred revenues from contracts and their related costs are recognized upon completion and fulfillment of the contractual obligation using the completed contract method. The Company records unearned subscription fees as deferred revenues and their associated costs of sales as prepaid expenses. Deferred revenues from subscription fees and their related costs are amortized pro-ratable over the subscription term.

INVENTORY

Inventory consists of satellite phones, terminals, trackers and accessories, which are stated at the lower of cost or market. Cost is principally determined using the first-in, first-out (FIFO) method.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination. There were no adjustments related to uncertain tax positions recognized during the nine months ended September 30, 2014 and 2013, respectively.

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

		Fair Value Measurements at September 30, 2014 using:
	Total	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$—	$—	$3,720,000	$—
Totals	$—	$—	$3,720,000	$—

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period. Whenever losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would result in a diluted loss per share less than the basic loss per share and therefore would be anti-dilutive. Whenever net income is reported, the weighted average number of common shares outstanding will include common stock equivalents that are in-the-money. If all outstanding options, warrants and convertible shares were converted or exercised on September 30, 2014, the shares outstanding would be 880,414,922.

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

Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date.  Marketable debt securities bought and held for short-term trading are classified as “trading securities.”  Marketable debt securities for which the Company does not have both the intent and ability to hold-to-maturity are classified as “available-for-sale”. At September 30, 20, the Company had no trading securities, or investments that it plans to hold-to-maturity.

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

SHARE-BASED COMPENSATION

The Company offers share-based compensation programs to its officers, directors and employees that consist of employee stock options, common stock and restricted stock awards. Common stock and restricted stock awards are issued at the closing price of the Company’s common stock on the date of grant. The Company recognizes compensation expense ratably over the vesting periods for restricted stock awards using the fair value of the stock on the vest date. The Black-Scholes option pricing model is used to value stock options, and compensation expense is recognized ratably over the requisite service period. Stock options have contractual terms of three to seven years.  Share-based compensation for employees and non-employees is included in general administrative expense. Share-based compensation incurred during the nine-months ended September 30, 2014 and 2013 was $507,287 and $358,072 respectively.

NOTE 2. ACQUISITIONS

On March 28, 2013, the Company consummated a Stock Purchase Agreement (the “Agreement”) by and among the Company, Lighter Than Air Systems Corp. (“LTAS”), Felicia Hess (the “Shareholder”) and Kevin Hess pursuant to which the Company acquired 100% of the outstanding shares of capital stock of LTAS, thereby making LTAS a wholly-owned subsidiary of the Company.

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

On December 31, 2013, the Company entered into a First Amendment to the Agreement (the “First Amendment”) by and among the Company, LTAS, the Shareholder and Kevin Hess, which amended and restated various terms and conditions of the Agreement and revised the purchase price from 25 million shares plus $250,000 cash payment to 45 million shares and no cash payment due the selling shareholder and deleted the earn-out payment provisions in their entirety.

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

NOTE 3. DISCONTINUED OPERATIONS

On May 5, 2014 (the “Closing Date”), the Company entered into a Securities Exchange Agreement (the “Agreement”) by and among the Company, Lighter Than Air Systems Corp. (“LTAS”), and Drone Aviation Corp. (“Drone”), a privately-held company, pursuant to which the Company exchanged 100% of the outstanding shares of capital stock of LTAS for a cash payment of $335,000 and 10,000,000 shares of common stock, par value $0.0001 per share, of Drone (the “Shares”). The Shares were converted into 10,000,000 shares of Series D Convertible Stock (the “Preferred Shares”) of Drone Aviation Holding Corp. (DAHC), a publicly-held company, and are convertible on a one-to-one basis into shares of common stock of DAHC. The Preferred Shares are currently valued at $3,720,000 based upon the closing price of the DAHC stock on September 30, 2014. The Company signed a Lock-Up Agreement that includes restrictions on the sale of the Shares by the Company for a fifteen-month period following the Closing Date, although the Company will be able to sell a certain volume of shares in the thirteenth through fifteenth month following the Closing Date. Following the Closing Date, the Company will focus on its Argus airship program which is currently being developed by the Ohio Lighter Than Air UAS Consortium created by the Company and several other companies in August 2013 and growing the business of Global Telesat Corp. (“GTC”).

On the Closing Date, Felicia Hess, Kevin Hess and Dan Erdberg terminated their employment agreements with the Company. As part of the transaction, the Hesses waived certain bonuses, options and accrued wages owed to them from the Company. Effective on the Closing Date, Felicia Hess resigned as a director of WSGI.

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

	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)
Net sales	250,000	$264,072
Cost of sales	152,513	141,487
General and administrative	90,984	176,653
Research and development	6,449	-
Professional fees	5,589	5,482
Depreciation	360	1,113
Interest expense	936	122
Net income (loss) from discontinued operations	(6,831)	$(60,785)

NOTE 4.  RELATED PARTY TRANSACTIONS

The accounts receivable from related party at September 30, 2014 and December 31, 2013 reflects trade receivables due from Global Telesat Communications, Ltd. (“GTCL”) of $63,165 and $59,833, respectively. GTCL is a related party based in the United Kingdom and controlled by a current officer of GTC. Total sales to GTCL for the three-months and nine-months ended September 30, 2014 were $106,918 and $338,061, and account for 22.4% and 25.9% of GTC’s total sales for the respective periods. Total sales to GTCL for the three and nine-months ended September 30, 2013 were $95,641 and $391,646, respectively, and account for 47% and 33% of GTC’s total sales for the respective periods.

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	September 30, 2014 (Unaudited)	December 31, 2013
Appliques	$2,755,732	$2,755,732
Office furniture and fixtures	6,904	6,904
	2,762,636	2,762,636
Less: accumulated depreciation	(629,920)	(492,670)
	$2,132,716	$2,269,966

NOTE 6. OTHER ACCRUED LIABILITIES

Accrued liabilities consisted of the following:
	September 30, 2014 (Unaudited)	December 31, 2013
Payroll liabilities	$2,312,020	$1,890,245
Professional fees	10,000	10,000
Accrued legal claims payable	198,434	354,684
Accrued cash true-up from conversion	353,873	353,873
Accrued interest on debenture	40,619422	31,133
GTC acquisition payable	75,000	75,000
Other	1,588	80,092
OTHER ACCRUED LIABILITIES	$2,991,534	$2,795,027

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following:
	September 30, 2014 (Unaudited)	December 31, 2013
Unsecured promissory notes	$5,997,030	$5,997,030
Unsecured short-term promissory notes	100,000	150,000
Convertible notes payable	267,000	267,000
Accrued interest on the unsecured promissory notes	3,403,205	3,087,053
NOTES PAYABLE	$9,767,235	$9,501,083

At September 30, 2014 and December 31, 2013, notes payable included two unsecured promissory notes aggregating $5,997,030 with no stated interest rate or terms of repayment.  The Company has accrued interest at 7% per annum on both notes since their inception and includes the notes in current liabilities. Loan interest capitalized to debt related to these unsecured promissory notes for the nine months ended September 30, 2014 totaled $313,406.

On February 1, 2013, GTC issued a $100,000 75-day unsecured 10% promissory note to an individual investor for funds received. On March 18, 2013, GTC issued a $50,000 60-day unsecured 12% promissory note to the same investor for funds received. The Company issued 2 million common shares to the investor as an inducement for the loans, which was amortized as financing fees. On September 26, 2014, the parties amended the $100,000 note to extend its maturity date for six months and add the Company as a guarantor of the note. At September 30, 2014, the Company has repaid the $50,000 note with accrued interest. Loan interest capitalized to debt related to the $100,000 unsecured note for the nine months ended September 30, 2014 totaled $2,745.

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

The following table summarizes certain information about the Company’s warrants and purchase rights:

	Warrants	Average
	& Purchase Rights	Exercise Price
Outstanding at December 31, 2013	18,628,235	$0.21
Warrants Granted	0	0
Warrants Expired	(2,583,334)	0.21
Outstanding at September 30, 2014	16,044,901	$0.21

All warrants and purchase rights were fully exercisable. The outstanding warrants and purchase rights had no intrinsic value at September 30, 2014 and December 31, 2013.

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

Common Stock

The Company recognizes the cost of the common stock issued to directors, officers, and employees as compensation expense at the closing market price on the grant date. All common stock awards are fully vested on the date of grant, therefore there is no unrecognized compensation associated with these awards. During the nine-months ended September 30, 2014, there were no share-based compensation awards of common stock. During the nine-months ended September 30, 2013, the Company awarded 900,000 shares for $13,890 for quarterly directors’ fees, including 600,000 shares issued to the former Chairman of the Board of Directors pursuant to a settlement agreement.

Restricted Stock

Awards of restricted stock are generally subject to forfeiture if employment terminates prior to vesting. Prior to vesting, ownership of the restricted stock cannot be transferred. The restricted stock has the same voting rights as the common stock. The Company recognizes the grant date fair value of restricted stock awards ratably over the vesting period as compensation expense based upon the stock’s closing market price on the vest date. Compensation expense for restricted stock that vested during the nine-months ended September 30, 2014 totaled $95,200. Compensation expense for performance-based restricted stock that vested during the nine-months ended September 30, 2013 totaled $9,312. During the first quarter of 2013, the Company awarded 12 million shares to certain officers as retention bonuses, which were originally slated to cliff vest on February 6, 2014 – all of these restricted shares were rescinded and exchanged for fully-vested options on December 31, 2013. Also during the first quarter of 2013, the Company awarded 4 million shares to certain employees as retention bonuses, which cliff vested on August 7, 2013 for $72,000. On July 29, 2013, the Company awarded 4 million shares for $95,200 with a six-month cliff vest as an employee retention bonus. On September 25, 2013, the Company issued 7,692,308 shares in lieu of $100,000 in accrued employee salaries. Unrecognized compensation relating to unvested restricted stock at September 30, 2014 and 2013 totaled approximately $23,450 and $469,215, respectively.

Stock Options

The Company has issued stock options at exercise prices equal to the Company’s common stock market price on the date of grant with contractual terms of three to seven years. Historically, the stock options were fully vested and expensed as compensation on the grant date. During 2010, the Company began issuing stock options with vesting schedules and such stock options are generally subject to forfeiture if employment terminates prior to vesting. During the nine-months ended September 30, 2014, the Company awarded 41.2 million fully-vested options for $370,000 in retention bonuses; $8,095 in directors’ fees; and $22,006 in consulting fees. The fair value of options issued in a previous period that vested during the nine-month period of 2014 totaled $33,993. At September 30, 2014, there is approximately $45,000 in unrecognized compensation expense relating to unvested stock options. During the nine-months ended September 30, 2013, the Company awarded 2 million options that cliff vest on February 6, 2014 in retention bonuses and issued 900,000 fully-vested options totaling $18,913 as directors’ fees. On July 29, 2013, the Company awarded 12 million fully-vested options totaling approximately $285,600 as share-based compensation. On September 25, 2013, the Company issued 40,355,693 fully-vested options totaling approximately $524,624 for accrued employee salary conversions. Vested options during the nine-month period ended September 30, 2013 totaled $849,594. At September 30, 2014 and 2013, unrecognized compensation expense relating to unvested stock options totaled approximately $45,000 and $92,315, respectively.

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

The following table summarizes information about stock options outstanding and exercisable at September 30, 2014:

	Options Outstanding and Exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual terms (years)	Weighted Average Exercise price

$.0042	400,000	2.83	$.0042
.0083	3,400,000	2.50	.0083
.0096	12,000,000	6.25	.0096
.010	26,400,000	6.35	.010
.011	400,000	2.12	.011
.013	29,826,924	5.99	.013
.015	11,000,000	5.01	.015
.016	250,000	1.42	.016
.017	2,000,000	5.36	.017
.021	250,000	1.62	.021
.023	17,416,667	5.12	.023
.024	12,000,000	5.83	.024
.028	400,000	1.83	.028
.075	6,500,000	3.50	.075
	122,243,591	5.57	$.018

No options were in-the-money on September 30, 2014.

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

The Company also had net operating loss carry-forwards of its predecessor, related to its reincorporation and reorganization under the Internal Revenue Code, available to offset future taxable income.  These NOL carry-forwards total approximately $81,429,083 and expire at various dates through 2022. The Company operated in multiple tax jurisdictions within the United States of America.  Although management does not believe that the Company is currently under examination in any major tax jurisdiction in which it operates other than for the issues with the IRS as described in Note 9, the Company remains subject to examination in all of those tax jurisdictions until the applicable statute of limitations expire.  At September 30, 2014, tax years subsequent to 2007 remain subject to examination by the Internal Revenue Service (“IRS”) and in the Company’s major state tax jurisdictions.

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

	Nine-Months Ended September 30,
	2014	2013
Numerator:
Net loss from continuing operations	$(2,403,864)	$(2,342,329)
Net income (loss) from discontinued operations	$(6,831)	$(60,785)
Denominator:
Weighted-average common shares outstanding	715,897,618	597,936,763
Dilutive effect of stock warrants and stock options	0	0
Weighted-average common shares outstanding, assuming dilution	715,897,618	597,936,763
Net loss per share:
Basic and diluted from continuing operations	$(0.00)	$(0.00)
Basic and diluted from discontinued operations	$(0.00)	$(0.00)

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

Growth and percentage comparisons made herein generally refer to the three and nine months ended September 30, 2014 compared with the three and nine months ended September 30, 2013 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company” and similar expressions are references to World Surveillance Group Inc. and, depending on the context, its subsidiaries.

General

We design and develop autonomous lighter-than-air (LTA) unmanned aerial systems (UAS) designed to carry payloads that provide semi-persistent intelligence, surveillance and reconnaissance (ISR), security and/or wireless communications from air to ground solutions at low and mid altitudes.  Our business focuses primarily on the design and development of innovative UAS that are designed to provide situational awareness and other communications capabilities via the integration of wireless capabilities and customer payloads.  Our airships when integrated with cameras, electronics systems and other high technology payloads, are designed for use by government-related and commercial entities that require real-time ISR or communications support for military, homeland defense, border control, drug interdiction, natural disaster relief, maritime and environmental missions.

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

Our current principal office is located at State Road 405, Building M6-306A, Room 1400, Kennedy Space Center, FL 32815, and our telephone number at that location is (321) 452-3545.  Our internet address is www.wsgi.com. Information contained on our website is not a part of this report and the inclusion of our website address in this report is an inactive textual reference only.

Results of Operations

Comparison of Three Months Ended September 30, 2014 and 2013

Revenues. Revenues for the three-months ended September 30, 2014 were $476,981 compared to $428,668 for the three-months ended September 30, 2013 reflecting an increase of $48,313 or 11.3%. The increase in revenues during the 2014 period resulted primarily from an increase in the volume of GTC website and Amazon/eBay stores sales.

Cost of Sales. The cost of sales for the three-months ended September 30, 2014 was $351,733 compared to $412,579 for the three- months ended September 30, 2013 reflecting a decrease of $60,846 or 14.7%. The decrease in cost of sales during the third quarter of 2014 is attributed to the greater GTC website and Amazon/eBay stores sales volume and higher margin product mix.

Operating Expenses. Operating expenses consist primarily of compensation, professional fees, research and development, as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, depreciation and amortization and other general corporate expenses. Operating expenses for the three-months ended September 30, 2014 were $411,899 compared to $864,216 for the three-months ended September 30, 2013. The decrease of $452,317, or 52.3%, resulted primarily from decreased general and administrative expenses of $443,918 compared to the third quarter of 2013. The decrease in general and administrative expenses is primarily attributable to reductions in vested share-based compensation and accrued salaries of approximately $437,000 during the third quarter of 2014.

Loss From Operations. The loss from operations of $286,651 for the three-months ended September 30, 2014 compares to a loss from operations of $848,127 for the three-months ended September 30, 2013. The decreased loss of $561,476, or 66.2%, is primarily attributable to the increased GTC sales and reductions in compensation described above.

Net Other Income (Expense). Interest expense totaled $118,410 for the three-months ended September 30, 2014 compared to interest expense of $111,469 for the three-months ended September 30, 2013, an increase of $6,941, or 6.2%.

Net Loss from Continuing Operations.  The net loss from continuing operations of $405,061 for the three-months ended September 30, 2014 compared to net loss from continuing operations of $959,596 for the three-months ended September 30, 2013, a decreased loss of $554,535, or 57.8%. This decreased loss reflects the increase in GTC sales and the decrease in compensation during the quarter ended 2014 described above.

Other Comprehensive Income (Expense). We received 10,000,000 shares of Drone Aviation Corp. common stock as part of the proceeds from the sale of LTAS on May 5, 2014. These shares were converted into 10,000,000 shares of Series D Convertible Preferred Stock of Drone Aviation Holding Corp. (the “DAHC Stock”) on June 3, 2014, which are convertible into shares of DAHC common stock. We recorded the DAHC Stock as available-for-sale securities, although the shares are subject to a contractual 15-month lock-up provision, we will be able to sell a certain volume of shares in months 13 through 15. We have elected to value the DAHC Stock  at fair value using the DAHC common stock closing price at the end of each reporting period. On September 30, 2014, the DAHC Stock held by the Company was valued at $3,720,000 and is recorded as an asset. We will record changes in fair value of the DAHC Stock as Other Comprehensive Income (Expense), which is reported separately from Net Loss as it represents income (expense) outside the control or influence of our operations.

Comparison of Nine-Months Ended September 30, 2014 and 2013

Revenues. Revenues for the nine-months ended September 30, 2014 were $1,306,386 compared to $1,192,150 for the nine-months ended September 30, 2013 reflecting an increase of $114,236 or 9.6%. The increase in revenues during the 2014 period resulted primarily from increased sales volume from the GTC website and Amazon/eBay stores. Revenues during the nine-months ended September 30, 2013 included the sale of a BiB aerostat system by GTC for $302,703. Sales generated by GTC’s website and Amazon/eBay stores during the nine-months ended September 30, 2014 increased $416,939 or 46.9% over the same period of 2013.

Cost of Sales. The cost of sales for the nine-months ended September 30, 2014 was $979,663 compared to $912,178 for the nine-months ended September 30, 2013 reflecting an increase of $67,485 or 7.4%. The increase in cost of sales during the nine-months ended September 30, 2014 is attributed to the higher GTC website and Amazon/eBay store sales volume.

Operating Expenses. Operating expenses consist primarily of compensation, professional fees, research and development, as well as expenses for executive and administrative personnel, insurance, facilities expenses, travel and related expenses, depreciation and amortization and other general corporate expenses. Operating expenses for the nine-months ended September 30, 2014 were $1,936,787 compared to $2,009,297 for the nine-months ended September 30, 2013. The decrease of $72,510 or 3.6%, resulted primarily from decreased general and administrative expenses of $102,878, which reflects  lower share-based compensation and accrued salaries during the nine-months ended September 30, 2014.

Loss From Operations. The loss from operations of $1,610,064 for the nine-months ended September 30, 2014 compares to a loss from operations of $1,729,325 for the nine-months ended September 30, 2013. The decreased loss of $119,261 or 6.9%, is primarily attributable to the lower share-based compensation awarded or vesting and salary expense during the nine-months ended 2014.

Net Other Income (Expense). Net other expense totaled $793,800 for the nine-months ended September 30, 2014 compared to net other expense of $613,004 for the same period ended September 30, 2013, an increased loss of $180,796 or 29.5%. Net other expense for the nine-months ended September 30, 2013 included $233,381 in losses from conversion agreement true-up, which are no longer being incurred in 2014. Net other expense for the nine-months ended September 30, 2014 included $443,183 in losses from sale of discontinued operations, which didn’t incur in 2013.

Net Loss from Continuing Operations.  The net loss from continuing operations of $2,403,864 for the nine-months ended September 30, 2014 compared to net loss from continuing operations of $2,342,329 during the nine-months ended September 30, 2013, an increased loss of $61,535 or 2.6%, reflects the increase in GTC sales volume, the reduction in vested share-based compensation and salary expense, and the discontinuation of the loss from conversion agreement true-up, described above offset by the loss on sale of discontinued operations.

Other Comprehensive Income (Expense). We received 10,000,000 shares of Drone Aviation Corp. common stock as part of the proceeds from the sale of LTAS on May 5, 2014. These shares were converted into 10,000,000 shares of Series D Convertible Preferred Stock of Drone Aviation Holding Corp. ( the “DAHC Stock”) on June 3, 2014, which are convertible into shares of DAHC common stock. We recorded the DAHC Stock as available-for-sale securities, although the shares are subject to a contractual 15-month lock-up provision, we will be able to sell a certain volume of shares in months 13 through 15. We have elected to value the DAHC Stock  at fair value using the DAHC common stock closing price at the end of each reporting period. On September 30, 2014, the DAHC Stock held by the Company was valued at $3,720,000 and is recorded as an asset. We will record changes in fair value of the DAHC Stock as Other Comprehensive Income (Expense), which is reported separately from Net Loss as it represents income (expense) outside the control or influence of our operations.

Liquidity and Capital Resources

Assets. Our cash balance was $5,021 at September 30, 2014 compared to $8,907 at December 31, 2013, reflecting a decrease of $3,886. Accounts receivable increased $34,036 at September 30, 2014 compared to September 30, 2013 reflecting a higher volume of credit sales from GTC’s website. Total assets at September 30, 2014 excluding discontinued operations were $6,143,786 compared to $2,459,695 at December 31, 2013, reflecting an increase of $3,684,091 due principally to the fair value of the 10,000,000 shares of DAHC Stock. The DAHC Stock is subject to a 15-month lock-up provision, although we will be able to sell a certain volume of DAHC Stock in months 13 through 15. The Company has elected to record the DAHC Stock as available-for-sale securities and value them at fair value using the DAHC common stock’s closing price at the end of each reporting period. On September 30, 2014, the DAHC Stock was valued at $3,720,000. Fair value adjustments are recorded as Other Comprehensive Income (Expense) in the Statements of Comprehensive Income and listed separately as a component of Stockholders’ Deficit on the Consolidated Balance Sheets.

Liabilities. At September 30, 2014, the Company had total current liabilities excluding the discontinued operations of $17,292,275 compared to $16,816,772 at December 31, 2013, an increase of $475,503 or 2.8%. This increase is primarily attributable to the increases in accrued interest capitalized in notes payable of $266,152 and other accrued liabilities of $196,507.

Cash Flows. Net cash used by operating activities in continuing operations during the nine-months ended September 30, 2014 was $493,886 compared to net cash used by operating activities of $577,423 for the same period in 2013, a decrease of $83,537, primarily reflecting a reduction in net loss.

Net cash provided by investing activities in continuing operations for the nine-month period ended September 30, 2014 included the cash proceeds from the sale of LTAS of $335,000 less $10,000 paid in attorney fees. There were no cash flows from investing activities from continuing operations for the nine-months ended September 30, 2013.

Net cash provided by financing activities in continuing operations was $165,000 and $20,000 during the nine-months of 2014 and 2013, respectively. During the nine-months ended September 30, 2014, we received $215,000 in proceeds from the sale of common stock and paid-off a $50,000 unsecured promissory note with accrued interest. During the nine-months ended September 30, 2013, we received $120,000 from the sale of common stock, $150,000 in proceeds from the issuance of two short-term unsecured promissory notes and paid $110,000 against the LTAS acquisition payable and $140,000 to the LTAS shareholder.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $1,610,064 for the nine-months ended September 30, 2014. The Company also had a working capital deficit of $17,008,096 and total stockholders’ deficit of $11,148,489, as well as an accumulated deficit of $154,823,252 at September 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds either through investments or by generating revenue from the sale of the Company’s products to continue its business operations and implement its strategic plan, which includes, among other things, continued development of its UAS, the pursuit or continued development of strategic relationships and expansion of the Company’s subsidiary’s business. The Company’s business plan, which if successfully implemented, will allow it to sell UAS and other products for a profit, which in turn will reduce the Company’s dependence on raising additional funds from outside sources. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company anticipates a net loss to continue for at least the next several quarters.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We need to raise significant additional capital in order to meet our cash requirements to fully implement our business plan and continue our operations during the next twelve months.  At September 30, 2014, we had $5,021 in cash and negative working capital of $17,008,096 and for the nine-months ended September 30, 2014, we had a net loss of $2,410,695.  We expect to use the funds raised, if any, to expand and accelerate our sales capabilities and research and development efforts, acquire complimentary technology, companies or personnel, hire additional personnel, implement additional corporate governance measures, attract independent board members and for other operating activities.  We will, as we deem necessary and prudent, continue to seek to raise additional capital through various financing alternatives, including the private or public sale of equity or debt securities, bank financing or corporate partnering arrangements.  We are currently in litigation with La Jolla Cove Investors and do not expect any future financing under those agreements. We do not have any firm commitments for additional capital from third parties or from our officers, directors or shareholders. Although our officers and directors or their affiliates have in the past provided us with or helped us obtain capital, they are not legally bound to do so.  We may not be able to raise additional capital on terms acceptable to us or at all.   In order to attract new investors and raise additional capital, we may be forced to provide rights and preferences to new investors that are not available to current stockholders and that may be adverse to existing investors.  If we do not receive adequate additional financing on terms satisfactory to us on a timely basis, or at all, we would not be able to meet our cash payment obligations or fully implement our business plan.  We would likely also have to delay, curtail, scale back or terminate some or all of our operations that could hurt our future performance, prematurely sell some or all of our assets on undesirable terms, merge with or be acquired by another company on unsatisfactory terms, or possibly shut down our operations.

We have a history of operating losses that we anticipate will continue for the foreseeable future.

We have a history of losses from operations and we anticipate that for the foreseeable future, we will continue to experience losses from operations.  Those losses have resulted principally from costs incurred from general and administrative expenses, settlements and professional fees associated with our business.  We had losses from operations of $1,610,064 for the nine-months ended September 30, 2014; $2,733,084 for the year ended December 31, 2013; and $4,541,587 during 2012.  Our accumulated deficit at September 30, 2014 was $154,823,252.  We expect to continue to incur net losses from operations for at least the next several quarters as we continue to develop and commercialize our products.

We have incurred substantial indebtedness and may be unable to service our debt.

Our total indebtedness at September 30, 2014 was $17,292,275.  A portion of such indebtedness reflects judicial judgments against us that could result in liens being placed on our bank accounts or assets.   We are continuing to review our ability to reduce this debt level due to the age and/or settlement of certain payables but we may not be able to do so.  This level of indebtedness could, among other things:
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

We anticipate that the majority of our revenue (for our airships and GTC products other than GTC website and Amazon/eBay storefront sales) at least in the foreseeable future will come from U.S. government and government-related entities, including both the Department of Defense and other departments and agencies.  Government programs that we may seek to participate in and contracts for LTA UAS or the construction of satellite ground stations must compete with other programs for consideration during Congress’ budget and appropriations hearings, and may be affected by changes not only in political power and appointments but also general economic conditions and other factors beyond our control.  Reductions, extensions or terminations in a program that we are seeking to participate in or overall defense or other spending could adversely affect our ability to generate revenues and realize any profits.  We cannot predict whether potential changes in security, defense, communications and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact our ability to generate revenues.

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

We are defendants in a number of litigation matters and are subject to various other claims and demands. These matters are likely to divert financial and management resources that would otherwise be used to benefit our operations.  We intend to aggressively defend ourselves in these proceedings but no assurances can be given that the results of these matters will be favorable to us. An adverse resolution or outcome of any of these lawsuits, claims or demands that cannot be predicted with certainty or potential settlements of such matters could adversely affect our business and financial condition, or could result in us having to issue freely tradable shares which could hurt our share price.  Any claims and litigation, even if fully reserved or insured for, could negatively impact our reputation among our customers and the public and make it more difficult for us to raise capital, secure contracts or to compete effectively.

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

For our business to be successful, we need to attract and retain highly qualified technical, management and sales personnel.  As of October 31, 2014, we together with our subsidiary employed four employees and we rely heavily on outside partners and contractors in certain areas.  The failure to recruit additional key personnel when needed with specific qualifications and on acceptable terms or to retain good relationships with our partners might impede our ability to continue to develop, commercialize and sell our products.  To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees.  The loss of any members of our management team may also delay or impair achievement of our business objectives and result in business disruptions due to the time needed for their replacements to be recruited and become familiar with our business.  We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

The control deficiencies in our internal control over financial reporting may until remedied cause errors in our financial statements or cause our filings with the SEC to not be timely.

We have identified control deficiencies in our internal control over financial reporting as of the evaluation done by management as of September 30, 2014, including those related to (i) an ineffective global control environment such that control deficiencies in various other components of internal control could lead the auditor to conclude that a significant deficiency or material weakness exists in the control environment, (ii) absent or inadequate segregation of duties within a significant account or process, (iii) inadequate documentation of the components of internal control, and (iv) inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs.  If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the consolidated financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with GAAP for each of the periods presented.  We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud.  We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

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
The market price of our common stock has historically been, and we expect it to continue to be, volatile.  The price of our common stock has ranged from between $0.0033 to $0.32 from January 1, 2010 to September 30, 2014.  In addition to the extremely volatile nature of the stock market, our stock price has been affected by our own public announcements regarding such things as acquisitions or sales, financings and product development.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance which include among others individual stockholder market transactions, stock market fluctuations, general economic, political and overall global market conditions, such as recessions, interest rates or international currency fluctuations, in addition to market conditions in our industry. Consequently, events both within and beyond our control may adversely affect the market price and liquidity of our common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine-months ended September 30, 2014, we issued an aggregate of 69,999,387 shares of Common Stock for cash, legal settlements and services rendered by consultants and partners. Of the aggregate shares issued, 5,000,000 shares, or 7.1% were issued to insiders and affiliates, as restricted securities under an exemption provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D, Rule 506, promulgated under the Securities Act of 1933. Common Stock issuances were valued at prices based on the closing market prices on the date the Board of Directors authorized the issuances.

Item 6.  Exhibits

Exhibits	Description

10.1*	Share Exchange Agreement by and among Drone Aviation Holding Corp., Drone Aviation Corp. and the shareholders of Drone Aviation Corp. dated June 3, 2014.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extension Schema Document**
101.CAL*	XBRL Taxonomy Calculation Linkbase Document**
101.PRE*	XBRL Taxonomy Presentation Linkbase Document**
101.LAB*	XBRL Taxonomy Label Linkbase Document**
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**
*	Filed herewith.
+	Indicates management contract relating to compensatory plans or arrangements

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

Dated: November 14, 2014

WORLD SURVEILLANCE GROUP INC.

By: /s/ W. Jeffrey Sawyers
Name: W. Jeffrey Sawyers
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Index to Exhibits

Number	Description

10.1*	Share Exchange Agreement by and among Drone Aviation Holding Corp., Drone Aviation Corp. and the shareholders of Drone Aviation Corp. dated June 3, 2014.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extension Schema Document**
101.CAL*	XBRL Taxonomy Calculation Linkbase Document**
101.PRE*	XBRL Taxonomy Presentation Linkbase Document**
101.LAB*	XBRL Taxonomy Label Linkbase Document**
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**
*	Filed herewith.
+	Indicates management contract relating to compensatory plans or arrangements

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